Form 10-Q
period 1999-03-26
JEFFERIES GROUP INC /DE/
filed 1999-05-07
CIK 1084580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to


                         Commission file number 1-14947


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


               DELAWARE                                     95-2848406
               --------                                     ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


11100 Santa Monica Blvd., Los Angeles, California                 90025
-------------------------------------------------                 -----
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

As of March 26, 1999, the registrant had 23,589,338 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 26, 1999


                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition -
                March 26, 1999 (unaudited) and December 31, 1998 ....................               3

              Consolidated Statements of Earnings (unaudited) -
                Three Months Ended March 26, 1999 and March 27, 1998 ................               4

              Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                Three Months Ended March 26, 1999 ...................................               5

              Consolidated Statements of Cash Flows (unaudited) -
                Three Months Ended March 26, 1999 and March 27, 1998 ................               6

              Notes to Consolidated Financial Statements (unaudited) ................               8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...........................................              13


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings .....................................................              18

     Item 6.  Exhibits and Reports on Form 8-K ......................................              18

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      March 26,                December 31,
                                                                        1999                       1998
                                                                     -----------               -----------
ASSETS                                                               (unaudited)
Cash and cash equivalents .............................              $    80,681               $    55,581
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing and
 depository organizations .............................                   64,863                    62,518
Receivable from brokers and dealers ...................                2,753,685                 2,018,090
Receivable from customers, officers and directors .....                  146,295                    93,526
Securities owned ......................................                  145,972                   100,797
Investments ...........................................                   94,843                    93,463
Investment in discontinued operations of ITGI .........                  117,207                   108,333
Premises and equipment ................................                   19,937                    20,524
Other assets ..........................................                   78,234                    65,032
                                                                     -----------               -----------
                                                                     $ 3,501,717               $ 2,617,864
                                                                     ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans ............................................              $        --               $    21,000
Payable to brokers and dealers ........................                2,493,769                 1,602,906
Payable to customers ..................................                  239,949                   226,774
Securities sold, not yet purchased ....................                   80,006                    39,365
Accrued expenses and other liabilities ................                  124,501                   243,657
                                                                     -----------               -----------
                                                                       2,938,225                 2,133,702
Long-term debt ........................................                  149,411                   149,387
                                                                     -----------               -----------
                                                                       3,087,636                 2,283,089
                                                                     -----------               -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 1,000,000
    shares; none issued ...............................                       --                        --
  Common stock, $.01 par value. Authorized 100,000,000
    shares; issued 24,362,736 shares in 1999 and
    23,368,268 shares in 1998 .........................                      244                       234
  Additional paid-in capital ..........................                   78,925                    28,943
  Retained earnings ...................................                  360,428                   344,441
  Less:
    Treasury stock, at cost; 773,398 shares in 1999
      and 2,138,238 shares in 1998 ....................                  (23,345)                  (37,125)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments ................                     (502)                      (49)
      Additional minimum pension liability ............                   (1,669)                   (1,669)
                                                                     -----------               -----------
    Total accumulated other comprehensive income (loss)                   (2,171)                   (1,718)
                                                                     -----------               -----------
        Total stockholders' equity ....................                  414,081                   334,775
                                                                     -----------               -----------
                                                                     $ 3,501,717               $ 2,617,864
                                                                     ===========               ===========

                See accompanying unaudited notes to consolidated
                             financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended
                                                ------------------------------
                                                March 26,             March 27,
                                                  1999                  1998
                                                --------              --------
Revenues:
  Commissions .............................     $ 49,685              $ 42,022
  Principal transactions ..................       56,274                47,726
  Corporate finance .......................       14,308                54,399
  Interest ................................       27,199                18,968
  Other ...................................        1,212                   733
                                                --------              --------
    Total revenues ........................      148,678               163,848
Interest expense ..........................       22,574                16,957
                                                --------              --------
Revenues, net of interest expense .........      126,104               146,891
                                                --------              --------

Non-interest expenses:
  Compensation and benefits ...............       76,421                95,430
  Floor brokerage and clearing fees .......        7,064                 7,360
  Communications ..........................       10,197                10,912
  Occupancy and equipment rental ..........        3,340                 3,613
  Travel and promotional ..................        3,458                 4,954
  Other ...................................        5,254                 5,396
                                                --------              --------
    Total non-interest expenses ...........      105,734               127,665
                                                --------              --------

Earnings before income taxes ..............       20,370                19,226
Income taxes ..............................        8,704                 7,658
                                                --------              --------

Earnings from continuing operations .......       11,666                11,568
Earnings from discontinued
  operations, net of income taxes .........        4,955                 5,908
                                                --------              --------

    Net earnings ..........................     $ 16,621              $ 17,476
                                                ========              ========

Earnings per share:
Basic:
  Continuing operations ...................     $   0.50              $   0.52
  Discontinued operations .................         0.22                  0.27
                                                --------              --------
    Net earnings ..........................     $   0.72              $   0.79
                                                ========              ========
Diluted:
  Continuing operations ...................     $   0.50              $   0.51
  Discontinued operations .................         0.19                  0.24
                                                --------              --------
    Net earnings ..........................     $   0.69              $   0.75
                                                ========              ========

Weighted average shares:
  Basic ...................................       23,217                22,067
  Diluted .................................       23,514                22,864



                See accompanying unaudited notes to consolidated
                             financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 26, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                      Accumulated         Total
                                                     Additional                                          Other            Stock-
                                       Common          Paid-in        Retained         Treasury      Comprehensive       holders'
                                        Stock          Capital        Earnings           Stock        Income (Loss)       Equity
                                      ---------       ---------       ---------        ---------        ---------        ---------
Balance,
 December 31, 1998 ............       $     234       $  28,943       $ 344,441        $ (37,125)       $  (1,718)       $ 334,775

Exercise of stock options,
 including tax benefits
 (788,171 shares) .............               8          20,329              --               --               --           20,337

Purchase of treasury stock
 (346,709 shares) .............              --              --              --          (16,957)              --          (16,957)

Capital Accumulation Plan
 distributions, including tax
 benefits (1,712,549 shares) ..              --          24,335              --           30,737               --           55,072

Change in proportionate
 share of subsidiary's equity
 related to stock issuances /
 purchases at the subsidiary ..              --              --             512               --               --              512

Issuance of restricted stock
 (205,297 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits               2           5,318              --               --               --            5,320

Quarterly dividends
 ($.05 per share per quarter) .              --              --          (1,146)              --               --           (1,146)

Comprehensive income:
  Net earnings ................              --              --          16,621               --               --           16,621
  Other comprehensive
    income (loss), net of tax:
  Translation adjustment ......              --              --              --               --             (453)            (453)
                                                                                                                         ---------
Comprehensive income ..........              --              --              --               --               --           16,168

                                      ---------       ---------       ---------        ---------        ---------        ---------
Balance,
 March 26, 1999 ...............       $     244       $  78,925       $ 360,428        $ (23,345)       $  (2,171)       $ 414,081
                                      =========       =========       =========        =========        =========        =========



                See accompanying unaudited notes to consolidated
                             financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                Three Months Ended
                                                                         ---------------------------------
                                                                         March 26,               March 27,
                                                                           1999                    1998
                                                                         ---------              ---------
Cash flows from operating activities:

Net earnings ...............................................             $  16,621              $  17,476
                                                                         ---------              ---------

Adjustments to reconcile net earnings to net cash provided
  by (used in) operations:
  Depreciation and amortization ...........................                  2,353                  3,112
  Increase in cash and securities segregated and on
    deposit for regulatory purposes .......................                 (2,345)               (31,574)
  (Increase) decrease in receivables:
    Brokers and dealers ...................................               (735,595)              (725,728)
    Customers, officers and directors .....................                (52,769)                43,878
  Increase in securities owned ............................                (45,175)               (13,446)
  Increase in investments .................................                 (1,380)               (18,821)
  Increase in investment in discontinued operations........                 (8,967)                (6,686)
  (Increase) decrease in other assets .....................                (13,202)                19,480
  Increase in operating payables:
    Brokers and dealers ...................................                890,863                770,013
    Customers .............................................                 13,175                  5,841
  Increase in securities sold, not yet purchased ..........                 40,641                 10,420
  Decrease in accrued expenses and other liabilities ......               (119,156)               (83,607)
                                                                         ---------              ---------

         Total adjustments ................................                (31,557)               (27,118)
                                                                         ---------              ---------

         Net cash used in operating activities ............                (14,936)                (9,642)
                                                                         ---------               ---------


                             Continued on next page.



                See accompanying unaudited notes to consolidated
                             financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               Three Months Ended
                                                                         -------------------------------
                                                                         March 26,              March 27,
                                                                           1999                   1998
                                                                         --------               --------
Cash flows from financing activities:

       Net proceeds from (payments on):
       Bank loans .........................................               (21,000)                    --
       Repurchase of treasury stock .......................               (16,957)                (3,102)
       Dividends paid .....................................                (1,146)                (1,027)
       Exercise of stock options ..........................                20,337                  6,678
       Issuance of common stock shares ....................                    --                  2,181
       Issuance of restricted stock .......................                 5,320                    727
       Capital Accumulation Plan distributions ............                55,072                  4,095
       Change in proportionate share of subsidiary's equity                   512                    834
                                                                         --------               --------

                Net cash provided by financing activities .                42,138                 10,386
                                                                         --------               --------

Cash flows from investing activities -
  purchase of premises and equipment ......................                (1,649)                (1,805)
                                                                         --------               --------

Effect of foreign currency translation on cash ............                  (453)                   (66)
                                                                         --------               --------

     Net increase (decrease) in cash and cash equivalents .                25,100                 (1,127)


Cash and cash equivalents - beginning of period ...........                55,581                 58,225
                                                                         --------               --------

Cash and cash equivalents - end of period .................              $ 80,681               $ 57,098
                                                                         ========               ========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest ..............................................              $ 21,327               $ 14,261
                                                                         ========               ========
    Income taxes ..........................................              $  8,043               $ 13,318
                                                                         ========               ========



                See accompanying unaudited notes to consolidated
                             financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. ("Group") and all its subsidiaries ("Company"), including Jefferies & Company, Inc. ("JEFCO"). The accounts of Investment Technology Group, Inc. and all its subsidiaries (collectively "ITGI"), including its wholly owned subsidiary, ITG Inc. ("ITG") are included in the financial statements as discontinued operations. The accounts of W & D Securities, Inc. ("W & D") are consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries (after the discontinuance of ITGI) are primarily engaged in a single line of business as a securities broker-dealer, which includes several types of services, such as principal and agency transactions in equity, convertible debt and taxable fixed income securities, as well as corporate finance activities.

     All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's annual report for the year ended December 31, 1998.

SECURITIES TRANSACTIONS

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

     Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's amounts to conform to the current period's presentation.

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     Receivable from and payable to brokers and dealers consists of the following as of March 26, 1999 (in thousands of dollars):

Receivable from brokers and dealers:
    Securities borrowed .............................              $2,635,037
    Securities purchased under agreements to resell .                  37,659
    Other ...........................................                  80,989
                                                                   ----------
                                                                   $2,753,685
                                                                   ==========

Payable to brokers and dealers:
    Securities loaned ...............................              $2,440,815
    Securities sold under agreements to repurchase ..                  37,699
    Other ...........................................                  15,255
                                                                   ----------
                                                                   $2,493,769
                                                                   ==========

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 26, 1999 (in thousands of dollars):

                                                                         Securities
                                                                           Sold,
                                                   Securities             Not Yet
                                                     Owned               Purchased
                                                    --------              --------
Corporate equity securities ..........              $ 64,176              $ 51,005
High-yield securities ................                64,329                25,524
Corporate debt securities ............                15,529                 1,324
U.S. Government and agency obligations                   948                    --
Options ..............................                   990                 2,153
                                                    --------              --------
                                                    $145,972              $ 80,006
                                                    ========              ========

INVESTMENTS

     Investments consist of the following as of March 26, 1999 (in thousands of dollars):

Debt and equity investments ...........              $36,003
Partnership interests .................               52,125
Equity and debt interests in affiliates                6,715
                                                     -------
                                                     $94,843
                                                     =======

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 26, 1999 (in thousands of dollars):

Cash in banks ........              $27,662
Short term investments               53,019
                                    -------
                                    $80,681
                                    =======

EARNINGS PER SHARE

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 26, 1999 and March 27, 1998 (in thousands, except per share amounts):

                                                               Three Months Ended
                                                         -------------------------------
                                                         March 26,             March 27,
                                                           1999                  1998
                                                         --------               --------
Earnings from continuing operations .......              $ 11,666               $ 11,568
Discontinued operations ...................                 4,955                  5,908
                                                         --------               --------
Net earnings for basic earnings per share .                16,621                 17,476
Adjustment  - stock options on subsidiary .                  (385)                  (294)
                                                         --------               --------
Adjusted earnings - diluted calculation ...              $ 16,236               $ 17,182
                                                         ========               ========

Shares for basic and diluted calculations:
Average number of common shares ...........                23,200                 20,669
Capital Accumulation Plan unissued shares .                    17                  1,398
                                                         --------               --------
Average shares used in basic computation ..                23,217                 22,067
Stock options .............................                   261                    612
Other unissued common stock equivalents ...                    36                    185
                                                         --------               --------
Average shares used in diluted computation                 23,514                 22,864
                                                         ========               ========

Earnings per share:
Basic:
Earnings from continuing operations .......              $   0.50               $   0.52
Discontinued operations of ITGI, net of tax                  0.22                   0.27
                                                        ---------               --------
Net earnings ..............................              $   0.72               $   0.79
                                                         ========               ========
Diluted:
Earnings from continuing operations .......              $   0.50               $   0.51
Discontinued operations of ITGI, net of tax                  0.19                   0.24
                                                         --------               --------
Net earnings ..............................              $   0.69               $   0.75
                                                         ========               ========

OTHER COMPREHENSIVE INCOME

  The following summarizes other comprehensive income and accumulated other comprehensive income at March 26, 1999 and for the three months then ended (in thousands of dollars):

                                                Before-Tax              Income Tax               Net-of-Tax
                                                  Amount                or Benefit                Amount
Currency translation adjustments ...              $(453)              $            --              $(453)
Minimum pension liability adjustment                 --                            --                 --
                                                  -----               ---------------              -----
Other comprehensive income (loss) ..              $(453)              $            --              $(453)
                                                  =====               ===============              =====

                                                                  Minimum             Accumulated
                                           Currency               Pension                Other
                                          Translation            Liability           Comprehensive
                                          Adjustments            Adjustment          Income (Loss)
Beginning at December 31, 1998              $   (49)              $(1,669)              $(1,718)
Change in 1999 ...............                 (453)                   --                  (453)
                                            -------               -------               -------
Ending at March 26, 1999 .....              $  (502)              $(1,669)              $(2,171)
                                            =======               =======               =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at March 27, 1998 and for the three months then ended (in thousands of dollars):

                                               Before-Tax              Income Tax              Net-of-Tax
                                                 Amount                or Benefit                Amount
Currency translation adjustments ...              $(66)              $            --              $(66)
Minimum pension liability adjustment                --                            --                --
                                                  ----               ---------------              ----
Other comprehensive income (loss) ..              $(66)              $            --              $(66)
                                                  ====               ===============              ====

                                                                  Minimum             Accumulated
                                           Currency               Pension                Other
                                          Translation            Liability            Comprehensive
                                          Adjustments            Adjustment          Income (Loss)
Beginning at December 31, 1997              $  (622)              $(1,520)              $(2,142)
Change in 1998 ...............                  (66)                   --                   (66)
                                            -------               -------               -------
Ending at March 27, 1998 .....              $  (688)              $(1,520)              $(2,208)
                                            =======               =======               =======

Comprehensive income for the three months ended March 26, 1999 and March 27, 1998 was as follows:

                                        March 26,              March 27,
                                          1999                   1998
                                        --------               --------
Net earnings .............              $ 16,621               $ 17,476
Other comprehensive income                  (453)                   (66)
                                        --------               --------
Comprehensive income .....              $ 16,168               $ 17,410
                                        ========               ========


NET CAPITAL REQUIREMENTS

     As registered broker-dealers, JEFCO, ITG and W & D are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO, ITG and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     Net capital changes from day to day, but as of March 26, 1999, JEFCO's, ITG's and W & D's net capital was $168.8 million, $91.4 million and $2.3 million, respectively, which exceeded minimum net capital requirements by $164.3 million, $91.1 million and $2.1 million, respectively.

QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                    1st Qtr.
                    --------
     1999.......     $.05
     1998.......     $.05

OFF-BALANCE SHEET RISK

     In the normal course of business, the Company had letters of credit outstanding aggregating $38.8 million at March 26, 1999, to satisfy various collateral requirements in lieu of depositing cash or securities.

CONTINGENCIES

     Income Taxes. The Company received a "30-day letter" from the Internal Revenue Service proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $10.0 million plus interest. Substantially all of the proposed adjustments relate to ITGI and include (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of ITGI's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The Company intends to vigorously contest the proposed adjustments and believes that resolution of this matter will not have a material adverse effect on the Company. Pursuant to the Tax Sharing and Indemnification Agreement among Group, JEF Holding Company, Inc. and ITGI, dated as of March 17, 1999, ITGI has agreed to assume, after the spin-off, any liabilities arising from the adjustments which relate to it.

SEGMENT REPORTING

     The Company's business is predominantly in the United States with approximately 7% of revenues and 1% of assets attributable to international operations.

     On April 27, 1999, Group and ITGI consummated the separation of ITGI from the other Group businesses.

     Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

          ITGI CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         MARCH 26,             DECEMBER 31,
                                                                           1999                    1998
                                                                         ---------               ---------
ASSETS
Cash and cash equivalents .................................              $ 113,175               $  77,324
Securities owned ..........................................                 31,765                  39,615
Investments ...............................................                  1,029                   1,000
Receivables ...............................................                 16,172                  24,127
Premises and equipment ....................................                 19,595                  19,662
Other assets ..............................................                 17,959                  18,784
                                                                         ---------               ---------
                                                                         $ 199,695               $ 180,512
                                                                         =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .....................              $  44,382               $  36,515
Securities sold, not yet purchased ........................                    148                     288
                                                                         ---------               ---------
                                                                            44,530                  36,803
Stockholders' equity ......................................                155,165                 143,709
                                                                         ---------               ---------
                                                                         $ 199,695               $ 180,512
                                                                         =========               =========

                                    COMPONENTS OF INVESTMENT IN DISCONTINUED OPERATIONS OF ITGI

Stockholders' equity of ITGI ..............................              $ 155,165               $ 143,709
Add:  Goodwill on Company's books related to ITGI .........                  5,208                   5,300
Less:  Deferred taxes on ITGI initial public offering gain                 (12,924)                (12,922)
Less:  Minority interest in ITGI ..........................                (30,242)                (27,754)
                                                                         ---------               ---------
Investment in discontinued operations of ITGI .............              $ 117,207               $ 108,333
                                                                         =========               =========

               ITGI CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                          MARCH 26,            MARCH 27,
                                                                            1999                 1998
                                                                           -------              -------
Revenues ....................................................              $52,628              $41,387
Expenses ....................................................               35,391               28,337
                                                                           -------              -------
Earnings before income tax expense ..........................               17,237               13,050
Income tax expense ..........................................                8,878                5,688
                                                                           -------              -------
Net earnings ................................................              $ 8,359              $ 7,362
                                                                           =======              =======

                               COMPONENTS OF DISCONTINUED OPERATIONS OF ITGI

Net earnings of ITGI ........................................              $ 8,359              $ 7,362
Less:  Company's spin-off related expenses ..................                1,778                  151
Less:  Minority interest in ITGI ............................                1,626                1,303
                                                                           -------              -------
Discontinued operations of ITGI .............................              $ 4,955              $ 5,908
                                                                           =======              =======

Cash paid for interest and income taxes

The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITGI (in thousands of dollars).

                                           MARCH 26,           MARCH 27,
                                             1999                1998
                                           ---------           ---------
Interest paid ................              $   28              $   13
Income taxes paid to affiliate              $7,074              $5,263

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This document contains forward-looking statements concerning the Company's Year 2000 ("Y2K") Project. These statements are intended to be "forward-looking statements", as that phrase is defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which can be identified by the use of terms such as "plan," "will," "would," "expect," or variations of such terms, may not occur as presently anticipated due to various uncertainties. As a result, no forward-looking statement should be regarded as a representation by Jefferies Group, Inc., or any other person that the presently anticipated events will occur as described herein.

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased $883.8 million from $2,617.9 million at December 31, 1998 to $3,501.7 million at March 26, 1999. The increase in assets is mostly due to an increase in the balances associated with the Jefferies' securities borrowed and lending matched book business.

FIRST QUARTER 1999 VERSUS FIRST QUARTER 1998

     Revenues, net of interest expense, decreased 14% to $126.1 million, compared to $146.9 million for the first quarter of 1998. The decrease was due primarily to a $40.1 million, or 74%, decrease in corporate finance, partially offset by a $7.7 million, or 18%, increase in commissions and an $8.5 million, or 18%, increase in principal transactions. Commission revenues increased, led by the Equities and Convertible Divisions. Revenues from principal transactions increased primarily due to increased trading gains in the Equities and Taxable Fixed Income Divisions. Corporate finance revenues declined due to the currently difficult environment for underwritings. Net interest income (interest revenues less interest expense) was up $2.6 million mostly due to an excess of securities borrowed interest income over securities loaned interest expense.

     Total non-interest expenses decreased 17% to $105.7 million, compared to $127.7 million for the first quarter of 1998. Compensation and benefits decreased $19.0 million, or 20%, mostly due to a decrease in incentive based compensation accruals. Travel and promotional decreased $1.5 million, or 30%, largely due to a reduction in business travel. Communications decreased $715,000, or 7%, despite a $884,000 increase in Y2K costs. Occupancy and equipment rental decreased $273,000 or 8%, due to a reduction in office space relocation expenses. Floor brokerage and clearing fees and other expense both remained relatively unchanged.

     Earnings before income taxes were up 6% to $20.4 million, compared to $19.2 million for the same prior year period. The effective tax rate was approximately 42.7% for the first quarter of 1999 and approximately 39.8% for the first quarter of 1998. The increase in the tax rate is mostly due to an increase in income from foreign jurisdictions with higher tax rates. The net effect of the increase in earnings before income taxes and the increase in effective tax rate was that earnings from continuing operations were up $98,000 to $11.7 million, compared to $11.6 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, were down $1.0 million, or 16%, due to a $2.8 million increase in spin-off related expenses.

     Basic earnings from continuing operations per share were $0.50 for the first quarter of 1999 on 23,217,000 shares compared to $0.52 in the 1998 period on 22,067,000 shares. Diluted earnings from continuing operations per share were $0.50 for the first quarter of 1999 on 23,514,000 shares compared to $0.51 in the comparable 1998 period on 22,864,000 shares.

     Basic net earnings per share were $0.72 for the first quarter of 1999 on 23,217,000 shares compared to $0.79 in the 1998 period on 22,067,000 shares. Diluted net earnings per share were $0.69 for the first quarter of 1999 on 23,514,000 shares compared to $0.75 in the comparable 1998 period on 22,864,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1999, the Company repurchased 346,709 shares (no shares were purchased in connection with the Company's Capital Accumulation
Plan) of its common stock versus 35,180 shares (including 33,000 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1998 period.

REVENUES BY SOURCE

     The following provides a breakdown of total revenues by source for the three months ended March 26, 1999 and March 27, 1998.

                                                                                 Three Months Ended
                                                     ---------------------------------------------------------------------------
                                                             March 26, 1999                                March 27, 1998
                                                     ------------------------------               ------------------------------
                                                                            % of                                         % of
                                                                            Total                                        Total
                                                      Amount               Revenues                Amount               Revenues
                                                     --------              --------               --------              --------
                                                                                (Dollars in thousands)
Commissions and principal transactions:
     Equities .........................              $ 68,742                    46%              $ 57,684                    35%
     International ....................                14,806                    10                 13,775                     8
     Taxable Fixed Income .............                14,361                    10                  9,702                     6
     Convertible ......................                 5,196                     3                  2,973                     2
     Other proprietary trading ........                 2,854                     2                  5,614                     4
                                                     --------              --------               --------              --------
         Total ........................               105,959                    71                 89,748                    55
Corporate finance .....................                14,308                    10                 54,399                    33
Interest ..............................                27,199                    18                 18,968                    12
Other .................................                 1,212                     1                    733                     0
                                                     --------              --------               --------              --------
       Total revenues .................              $148,678                   100%              $163,848                   100%
                                                     ========              ========               ========              ========

THE YEAR 2000 PROJECT

     The Y2K preparedness effort by the Company (the "Y2K Project") and its subsidiaries (for the purposes of this Y2K disclosure only, the term "Company" does not include Investment Technology Group, Inc. (Nasdaq: ITGI) and its subsidiaries, which have developed their own Y2K plan) began in late 1997 and early 1998 with an initial assessment of the Company's systems, its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps. As a result, the Company engaged Keane, Inc. as independent Y2K consultants, and Ernst & Young, LLP ("E&Y") to provide quarterly reviews of the Y2K Project as an internal audit outsourcer and to provide the independent accountant's report required by Release No. 34-40608. Together with the advice of these professionals, the Company formulated and adopted a Y2K Master Plan.

     The first phase of the Y2K Project, the Inventory, Assessment and Planning phase, involved a complete assessment of the Company's systems, both information technology ("IT") related and non-IT related, and a survey of all vendors and key clients. Systems were categorized into one of three "Triage" Levels - Mission Critical, Business Important, or Other, with "Mission Critical" defined as those systems, the failure of which would result in the Company being unable to conduct business. The Company also created the framework for the Remediation and Testing phase that would follow, and set schedules for reaching the Operational Sustainability and Fully Compliant phases. This planning process provided a guide for each of the Company's divisions in its preparation of more detailed project plans that outline specific areas of work on each system. The Y2K Project calls for the devotion of resources primarily to Mission Critical systems during 1998, and Business Important and Other systems primarily in the first quarter of 1999.


Current State of Readiness

     The Company has now completed the first phase of the Y2K Project (Inventory, Assessment and Planning), and is working toward completion of the second phase: Remediation and Testing. As of March 26, 1999, phase two was approximately 90% complete. The remediation portion of this phase has been completed, and the testing portion has been under way since mid-1998. Although the Company originally planned to complete phase two by December 31, 1998, and participate in extended point to point testing in early 1999, the Company received notice during the fourth quarter of 1998 that certification and extended point to point testing would commence in November, 1998. Resources were redirected during the fourth quarter to prepare the Company for participation in these tests, causing a delay in testing previously scheduled for the fourth quarter 1998. In addition, compliant versions of certain key applications did not arrive until late December 1998 or early January 1999, which prevented their testing until that time.

     The Company has polled each of its vendors about their Y2K compliance. Of the 668 vendors contacted, 620 (92.3%) have responded and all who responded have indicated that they are or intend to become Y2K compliant by mid-1999. The Company is actively attempting to obtain assurances from the remaining vendors, though none of the remaining vendors provides Mission Critical services. Notwithstanding these representations from its vendors, the Company is not relying on vendor statements of readiness but is independently testing each system and connection as part of the Y2K Project. The Company has obtained assurances from all its vendors of Mission Critical systems that each vendor will be Y2K compliant and the Company has no reason to believe any of those vendors will be unable to attain compliance. However, because the Company may be forced to rely on contingency plans which may have a material adverse effect on the Company's business and operations, as discussed below, the Company is independently testing each system and connection for Y2K compliance.

     The Company's representatives have also contacted and tested with certain key clients. Due to the nature of the Company's business, the clients that comprise the vast majority of the Company's revenues are institutional and are regulated by various governmental and self-regulatory bodies. The Company has therefore determined to review the filings made by those clients during the second quarter of 1999 before conducting a broad based survey of client Y2K readiness. Depending on the result of this review, the Company may find it necessary to survey its clients or to request written certification of their Y2K compliance.

     The Company has completed regression testing and implementation of all systems needed to participate in the Securities Industry Association's ("SIA") street-wide testing and successfully tested those systems in a forward date environment during the SIA test. The SIA tests resulted in no external Y2K related errors and only minor internal errors. The remainder of testing to be performed involves testing each system using either compliant environment regression testing or unit regression and forward date testing in the existing environment, followed by user group testing. Each system (IT and non-IT) will then be subjected to forward date testing in a simulated production environment. The Company has obtained compliant versions of all key systems from third party vendors and is testing those systems. The Company is working with its landlords and lessors to assure the continued functionality of the Mission Critical non-IT systems upon which it is dependent, and is in the process of preparing contingency plans for non-IT failures as described below. Other than its internal audits and periodic reporting requirements to the Commission and the NASD, the Company has not been reviewed or audited by any state or federal regulators.


Costs to Address Y2K Issues

     Group's consolidated budget for the Y2K Project is $19.8 million, with $16.8 million attributable to JEFCO and $3.0 million attributable to ITGI. Current spending rates and projected expenses indicate that Group will stay within that budget. A discussion of the Y2K project of ITGI and its subsidiaries is contained in ITGI's first quarter 1999 10-Q under the heading "The Year 2000 Issue". As of March 1999, approximately $14.4 million of costs in the consolidated budget have already been incurred. This budget includes new software and hardware, consultants to assist with project administration, quarterly internal audit outsourcing by E&Y, and a large number of the present IT staff devoting a substantial portion of their time to the Y2K Project. Until Operational Sustainability is achieved, the vast majority of IT resources will continue to be redirected into the Y2K Project and new development unrelated to Y2K has been limited to only the most essential projects. The budget for 1999 is projected to be approximately $6.3 million, which will be reassessed in the second half of 1999 to account for the possible implementation of contingency plans if any vendors will not achieve Y2K compliance.


Risks

     Though the Company expects to achieve Operational Sustainability by mid-1999, and to be fully compliant by the end of the third quarter of 1999, a number of material risks remain which could have a materially adverse impact on the Company. These risks generally arise as a result of either: (1) failures of internal systems or (2) failures of third party systems.

     Despite the considerable testing and remediation efforts the Company has undertaken, latent errors in the Company's internal systems that remain undetected could cause failures in those systems. Failures in one or more key systems would almost certainly result in substantial impairment of JEFCO's ability to efficiently process orders and trades or to perform its clearing functions. Although the Company expects that the contingency plans discussed below will allow it to continue operations, those contingency plans may not support the volume of trading JEFCO is accustomed to and could therefore cause substantial losses in revenue while they are relied upon. In the event failures occur, lost data may result in failed trades and related violations of NASD and SEC rules and regulations. To minimize the time during which it must rely on any contingency plan, the Company plans to devote all available resources to restoring normal system operations in the event any failures occur.

     There is also a substantial risk that failures by third parties could compromise the major order-processing systems upon which the Company is heavily dependent. Vendors such as Automatic Data Processing, Inc. and the Securities Industry Automation Corporation have represented to the Company that they either are or intend to become Y2K compliant and the Company has worked closely with each of these parties as they prepare for Y2K, but the failure of any one of these systems could result in a significant interruption of normal business for the Company. Due to the interdependence of the Company's systems on those third party systems, the Company does not believe any effective replacement products could be adopted if those systems are not remediated and is therefore focusing its attention on assisting with the remediation and testing process and on developing contingency plans.

     In addition, there is also a risk that JEFCO's ability to conduct transactions will be materially impaired by the failure of any significant component of the national clearing and settlement system, failures of major counterparties, exchanges or financial institutions in the marketplace. Failures by one or more of the New York Stock Exchange, Inc., the Nasdaq Stock Market, the Depository Trust Company, the National Securities Clearing Corporation or any of the largest banks or brokerage firms could prevent the entire market from effectively transmitting and receiving data after the Year 2000, despite the Y2K compliance of the Company's systems. Although it is expected that each of these parties will conduct extensive testing to ensure that each is Y2K compliant, there can be no assurance that an unforeseen problem will not create a market disruption that in turn affects the Company's Brokerage and Investment Banking Business.


Contingency Plans

     The Company is in the final drafting stages of its Y2K Contingency Plan (the "Contingency Plan"), a detailed mediation and recovery plan that covers each of the six significant risks that may arise from a Y2K failure:

                  1)  loss of data,
                  2)  software failures,
                  3)  telecommunications failures,
                  4)  loss of key hardware,
                  5)  loss of key personnel, and
                  6)  loss of facilities.

     The Contingency Plan addresses each of these risks with respect to each of the Company's nine key business areas (Equities, International, Taxable Fixed Income, Convertibles, Corporate Finance, Operations, Accounting, Facilities and Technology), and addresses both internal systems and failures by key third party information providers and other vendors. The Contingency Plan also sets forth an approach to maintaining business continuity for each of the Company's key business areas. The specific alternatives for failures of various systems are set forth in the Contingency Plan, and range from the use of cellular phones or relocation of personnel in the event of a communication failure to the installation of backup software or hardware.

     The completed portion of the Contingency Plan provides an analysis of each reasonably possible failure scenario for a given Mission Critical system or process. Specifically, the Contingency Plan sets forth (1) the likelihood of failure of the system or process, (2) the circumstances under which such a failure might occur, (3) the impact the failure would have on the competitive environment of the Company, and (4) a detailed mitigation strategy for each type of failure. Mitigation strategies typically list specific products or vendors that can be used to replace failed systems, manual alternatives for ordinarily automated processes and alternative sources for data or datastreams that are interrupted or become unreliable. Additional mitigation strategies are offered where appropriate. The Contingency Plan also includes a specific description of start up procedures to reactivate systems that fail, itemizes the staffing and equipment requirements that will be associated with repairing or re-starting a given system and a contact list of key individuals familiar with the system or process that should be contacted to assist with remediation or business restoration procedures. Finally, the Contingency Plan includes a matrix showing the way each system or process would be impacted by each of the six primary risk areas discussed above, and testing, remediation, business recovery, responsible persons and timetable involved in the restoration of each.

     As of the date of hereof, the Contingency Plan was complete with respect to Mission Critical systems, except for finalization of the business continuity section, which should be completed by the end of the second quarter of 1999. Funds to begin actual implementation of Contingency Plans will be allocated in the second or third quarter of 1999 based upon perceived risk of failure of each system.

Forward Looking Statements

     The Company's projections in this section are based upon assumptions which it believes to be correct, but which are not guaranteed. Any change in those assumptions could result in material variations in those projections, including the projected costs for remediation and testing, the feasibility of using contingency plans, and the impact of third party failures. Any such change could have a material adverse impact on the Company and its results of operations.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Income Taxes. The Company received a "30-day letter" from the Internal Revenue Service proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $10.0 million plus interest. Substantially all of the proposed adjustments relate to ITGI and include (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of ITGI's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The Company intends to vigorously contest the proposed adjustments and believes that resolution of this matter will not have a material adverse effect on the Company. Pursuant to the Tax Sharing and Indemnification Agreement among Group, JEF Holding Company, Inc. and ITGI, dated as of March 17, 1999, ITGI has agreed to assume, after the spin-off, any liabilities arising from the adjustments which relate to it.

     Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (b) Reports on Form 8-K.

           On February 23, 1999, the Company filed a Form 8-K updating financial information related to the previously announced plans to separate the Company's 100% owned subsidiary, Jefferies & Company, Inc., and its 80.4% owned subsidiary, Investment Technology Group, Inc., through a proposed spin-off and related transactions.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                JEFFERIES GROUP, INC.
                                                ---------------------
                                                (Registrant)



Date:         May 7, 1999                   By: /s/   Clarence T. Schmitz
         ---------------------                 ---------------------------------
                                               Clarence T. Schmitz
                                               Chief Financial Officer