Form 10-Q
period 1999-06-25
JEFFERIES GROUP INC /DE/
filed 1999-08-06
CIK 1084580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 25, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

                         Commission file number 1-14947

                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-4719745
     -------------------------------                ----------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

  11100 Santa Monica Blvd., Los Angeles, California              90025
  -------------------------------------------------            ----------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:          (310) 445-1199
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

As of June 25, 1999, the registrant had 23,942,896 common shares, $.0001 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                  JUNE 25, 1999

                                                                                    Page
                                                                                    ----
     PART I.    FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Statements of Financial Condition -
                  June 25, 1999 (unaudited) and December 31, 1998...................  3

                Consolidated Statements of Earnings (unaudited) -
                  Three Months and Six Months Ended June 25,
                  1999 and June 26, 1998 ...........................................  4

                Consolidated Statement of Changes in Stockholders' Equity
                  (unaudited) - Six Months Ended June 25, 1999......................  5

                Consolidated Statements of Cash Flows (unaudited) -
                  Six Months Ended June 25, 1999 and June 26, 1998..................  6

                Notes to Consolidated Financial Statements (unaudited)..............  8

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................... 13

        Item 4. Submission of Matters to a Vote of Security Holders................. 19

     PART II.   OTHER INFORMATION

        Item 1. Legal Proceedings................................................... 20

        Item 6. Exhibits and Reports on Form 8-K.................................... 20

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               June 25,           December 31,
                                                                 1999                1998
                                                             -----------         -----------
ASSETS                                                       (unaudited)
Cash and cash equivalents ...............................    $    42,943         $    55,581
Cash and securities segregated and on deposit for
   regulatory purposes or deposited with clearing and
   depository organizations .............................         17,251              62,518
Receivable from brokers and dealers .....................      2,929,504           2,018,090
Receivable from customers, officers and directors .......        185,970              93,526
Securities owned ........................................        221,206             100,797
Investments .............................................        100,717              93,463
Investment in discontinued operations of ITG ............             --             108,333
Premises and equipment ..................................         23,796              20,524
Other assets ............................................         93,810              65,032
                                                             -----------         -----------
                                                             $ 3,615,197         $ 2,617,864
                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans ..............................................    $        --         $    21,000
Payable to brokers and dealers ..........................      2,598,855           1,602,906
Payable to customers ....................................        222,892             226,774
Securities sold, not yet purchased ......................         91,938              39,365
Accrued expenses and other liabilities ..................        176,020             243,657
                                                             -----------         -----------
                                                               3,089,705           2,133,702
Long-term debt ..........................................        149,436             149,387
                                                             -----------         -----------
                                                               3,239,141           2,283,089
                                                             -----------         -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.0001 par value. Authorized
    10,000,000 shares; none issued ......................             --                  --
  Common stock, $.0001 par value. Authorized
    100,000,000  shares;  issued 23,942,896 shares in
    1999 and 23,368,268 shares in 1998 ..................              2                 234
  Additional paid-in capital ............................         64,402              28,943
  Retained earnings .....................................        314,010             344,441
  Less:
    Treasury stock, at cost, 2,138,238 shares in 1998 ...             --             (37,125)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments ..................           (689)                (49)
      Additional minimum pension liability ..............         (1,669)             (1,669)
                                                             -----------         -----------
    Total accumulated other comprehensive income (loss) .         (2,358)             (1,718)

                                                             -----------         -----------
        Total stockholders' equity ......................        376,056             334,775
                                                             -----------         -----------
                                                             $ 3,615,197         $ 2,617,864
                                                             ===========         ===========



     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           Three Months Ended           Six Months Ended
                                         ----------------------      ----------------------
                                         June 25,      June 26,      June 25,      June 26,
                                           1999          1998          1999          1998
                                         --------      --------      --------      --------
Revenues:
  Commissions .......................... $ 49,698      $ 41,995      $ 99,383      $ 84,017
  Principal transactions ...............   58,615        41,508       114,889        89,234
  Corporate finance ....................   35,984        41,716        50,292        96,115
  Interest .............................   28,943        23,111        56,142        42,079
  Other ................................    2,089         1,369         3,301         2,102
                                         --------      --------      --------      --------
      Total revenues ...................  175,329       149,699       324,007       313,547
Interest expense .......................   24,866        20,058        47,440        37,015
                                         --------      --------      --------      --------
Revenues, net of interest expense ......  150,463       129,641       276,567       276,532
                                         --------      --------      --------      --------

Non-interest expenses:

  Compensation and benefits ............   91,892        77,878       167,513       173,308
  Floor brokerage and clearing fees ....    8,301         7,729        16,165        15,089
  Communications .......................   10,898        12,486        21,095        23,398
  Occupancy and equipment rental .......    3,785         3,436         7,125         7,049
  Travel and promotional ...............    4,135         5,125         7,593        10,079
  Other ................................    6,405         6,236        11,659        11,632
                                         --------      --------      --------      --------
      Total non-interest expenses ......  125,416       112,890       231,150       240,555
                                         --------      --------      --------      --------

Earnings before income taxes ...........   25,047        16,751        45,417        35,977
Income taxes ...........................   10,270         6,650        18,974        14,308
                                         --------      --------      --------      --------

Earnings from continuing operations ....   14,777        10,101        26,443        21,669
Earnings from discontinued
  operations, net of income taxes ......    6,192         7,725        11,147        13,633
                                         --------      --------      --------      --------

Net earnings ........................... $ 20,969      $ 17,826      $ 37,590      $ 35,302
                                         ========      ========      ========      ========

Earnings per share:
  Basic:

    Continuing operations .............. $   0.62      $   0.46      $   1.12      $   0.98
    Discontinued operations ............     0.26          0.34          0.47          0.62
                                         --------      --------      --------      --------
    Net earnings ....................... $   0.88      $   0.80      $   1.59      $   1.60
                                         ========      ========      ========      ========
  Diluted:

    Continuing operations .............. $   0.61      $   0.44      $   1.11      $   0.95
    Discontinued operations ............     0.26          0.32          0.45          0.56
                                         --------      --------      --------      --------
    Net earnings ....................... $   0.87      $   0.76      $   1.56      $   1.51
                                         ========      ========      ========      ========

Weighted average shares:

   Basic ...............................   23,936        22,199        23,576        22,133
   Diluted .............................   24,114        22,909        23,808        22,901



     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 25, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       Accumulated       Total
                                              Additional                                  Other          Stock-
                                    Common     Paid-in       Retained       Treasury   Comprehensive    holders'
                                    Stock      Capital       Earnings         Stock    Income (Loss)     Equity
                                    ------    ----------     ---------      --------   -------------   ---------
Balance,

 December 31, 1998 ...............  $ 234      $ 28,943      $ 344,441      $(37,125)     $(1,718)     $ 334,775

Exercise of stock options,
 including tax benefits
 (1,047,877 shares) ..............     10        27,700             --            --           --         27,710

Purchase of treasury stock
 (347,589 shares) ................     --            --             --       (17,000)          --        (17,000)

Capital Accumulation Plan
 distributions, including tax
 benefits (1,712,549 shares) .....     --        24,335             --        30,737           --         55,072

Change in proportionate
 share of subsidiary's equity
 related to stock issuances/
 purchases at the subsidiary .....     --            --          1,121            --           --          1,121

Issuance of restricted stock
 (300,029 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits ..      3         6,567             --            --           --          6,570

Spin-off of ITG, net of
 $60,000 cash dividend ...........   (245)      (23,143)       (66,799)       23,388           --        (66,799)

Quarterly dividends
 ($.05 per share per quarter) ....     --            --         (2,343)           --           --         (2,343)

Comprehensive income:

  Net earnings ...................     --            --         37,590            --           --         37,590
  Other comprehensive
    income (loss), net of tax:

  Translation adjustment .........     --            --             --            --         (640)          (640)
                                                                                                       ---------
Comprehensive income .............     --            --             --            --           --         36,950

                                    -----      --------      ---------      --------      -------      ---------
Balance, June 25, 1999 ...........  $   2      $ 64,402      $ 314,010           $--      $(2,358)     $ 376,056
                                    =====      ========      =========      ========      =======      =========



     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      Six Months Ended
                                                                   ------------------------
                                                                   June 25,        June 26,
                                                                     1999           1998
                                                                   ---------      ---------
Cash flows from operating activities:

      Net earnings ...........................................     $  37,590      $  35,302
                                                                   ---------      ---------

      Adjustments to reconcile net earnings to net cash provided by (used in) operations:

        Depreciation and amortization ........................         4,473          5,660
        Decrease (increase) in cash and securities
          segregated and on deposit for regulatory purposes ..        45,267        (45,181)
        Increase in receivables:
          Brokers and dealers ................................      (911,414)      (660,167)
          Customers, officers and directors ..................       (92,444)        (9,985)
        Increase in securities owned .........................      (120,409)       (51,507)
        (Increase) decrease in investments ...................        (7,254)         6,490
        (Increase) decrease in investment in
          discontinued operations ............................        41,534        (16,332)
        (Increase) decrease in other assets ..................       (28,871)           143
        Increase (decrease) in operating payables:
          Brokers and dealers ................................       995,949        750,006
          Customers ..........................................        (3,882)        (4,011)
        Increase in securities sold, not yet purchased .......        52,573         24,786
        Decrease in accrued expenses and other liabilities ...       (67,637)       (48,581)
                                                                   ---------      ---------

                Total adjustments ............................       (92,115)       (48,679)
                                                                   ---------      ---------

                Net cash used in operating activities ........       (54,525)       (13,377)
                                                                   ---------      ---------


                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      Six Months Ended
                                                                  -------------------------
                                                                  June 25,         June 26,
                                                                    1999             1998
                                                                  --------         --------
Cash flows from financing activities:

      Net proceeds from (payments on):
      Bank loans .............................................     (21,000)              --
      Repurchase of treasury stock ...........................     (17,000)         (10,286)
      Dividends paid .........................................      (2,343)          (2,069)
      Exercise of stock options ..............................      27,710            9,679
      Issuance of common stock shares ........................          --            2,181
      Issuance of restricted stock ...........................       6,570              917
      Capital Accumulation Plan distributions ................      55,072            5,430
      Change in proportionate share of subsidiary's equity ...       1,121            2,257
                                                                  --------         --------

                Net cash provided by financing activities ....      50,130            8,109
                                                                  --------         --------

Cash flows from investing activities -
  purchase of premises and equipment .........................      (7,603)          (3,393)
                                                                  --------         --------

Effect of foreign currency translation on cash ...............        (640)            (612)
                                                                  --------         --------

              Net decrease in cash and cash equivalents ......     (12,638)          (9,273)

Cash and cash equivalents - beginning of period ..............      55,581           58,225
                                                                  --------         --------

Cash and cash equivalents - end of period ....................    $ 42,943         $ 48,952
                                                                  ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest .................................................    $ 45,783         $ 35,573
                                                                  ========         ========
    Income taxes .............................................    $  8,701         $ 22,684
                                                                  ========         ========


Supplemental disclosure of non-cash financing activities:

        In April 1999, Jefferies Group, Inc. spun-off its investment in ITG, which resulted in a $66,799 reduction in stockholders' equity.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. ("Group") and all its subsidiaries ("Company"), including Jefferies & Company, Inc. ("JEFCO"). The accounts of Investment Technology Group, Inc. and all its subsidiaries (collectively "ITG"), including its wholly owned subsidiary, ITG Inc. are included in the financial statements as discontinued operations up to April 27, 1999 (the spin-off date). The accounts of W & D Securities, Inc. ("W & D") are consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries (after the discontinuance of ITG) are primarily engaged in a single line of business as a securities broker-dealer, which includes several types of services, such as principal and agency transactions in equity, convertible debt and high yield securities, as well as corporate finance activities.

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

COMMON AND PREFERRED STOCK

        In conjunction with the spin-off of ITG, the stated par value per share of both the Company's common and preferred stock was changed from $0.01 to $.0001 and 774,278 shares of treasury stock were retired. A total of $245,000 was reclassified to the Company's additional paid-in capital account from the Company's common stock account.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period's amounts to conform to the current period's presentation.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

        Receivable from and payable to brokers and dealers consists of the following as of June 25, 1999 (in thousands of dollars):

Receivable from brokers and dealers:

     Securities borrowed .................................  $2,787,632
     Securities purchased under agreements to resell .....      72,954
     Other ...............................................      68,918
                                                            ----------
                                                            $2,929,504
                                                            ==========

Payable to brokers and dealers:

     Securities loaned ...................................  $2,509,718
     Securities sold under agreements to repurchase ......      72,959
     Other ...............................................      16,178
                                                            ----------
                                                            $2,598,855
                                                            ==========


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

        The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 25, 1999 (in thousands of dollars):

                                                            Securities
                                                               Sold,
                                             Securities       Not Yet
                                                Owned        Purchased
                                             ----------      ---------
Corporate equity securities ................  $104,742        $58,274
High-yield securities ......................    78,109         32,754
Corporate debt securities ..................    36,760            372
U.S. Government and agency obligations .....       859             --
Options ....................................       736            538
                                              --------        -------
                                              $221,206        $91,938
                                              ========        =======


INVESTMENTS

        Investments consist of the following as of June 25, 1999 (in thousands of dollars):

Debt and equity investments ................   $ 40,594
Partnership interests ......................     52,456
Equity and debt interests in affiliates ....      7,667
                                               --------
                                               $100,717
                                               ========

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 25, 1999 (in thousands of dollars):

Cash in banks ..............  $13,268
Short term investments .....   29,675
                              -------
                              $42,943
                              =======

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 25, 1999 and June 26, 1998 (in thousands, except per share amounts):

                                                     Three Months Ended                 Six Months Ended
                                                  -------------------------         -------------------------
                                                  June 25,         June 26,         June 25,         June 26,
                                                    1999             1998             1999             1998
                                                  --------         --------         --------         --------
Earnings from continuing operations ..........    $ 14,777         $ 10,101         $ 26,443         $ 21,669
Earnings from discontinued operations ........       6,192            7,725           11,147           13,633
                                                  --------         --------         --------         --------
Net earnings for basic earnings per share ....      20,969           17,826           37,590           35,302
Adjustment  - stock options on subsidiary ....         (35)            (373)            (420)            (649)
                                                  --------         --------         --------         --------
Adjusted earnings - diluted calculation ......    $ 20,934         $ 17,453         $ 37,170         $ 34,653
                                                  ========         ========         ========         ========

Shares for basic and diluted calculations:

Average number of common shares ..............      23,936           20,846           23,568           20,758
Capital Accumulation Plan unissued shares ....          --            1,353                8            1,375
                                                  --------         --------         --------         --------
Average shares used in basic computation .....      23,936           22,199           23,576           22,133
Stock options ................................         166              550              208              602
Other unissued common stock equivalents ......          12              160               24              166
                                                  --------         --------         --------         --------
Average shares used in diluted computation ...      24,114           22,909           23,808           22,901
                                                  ========         ========         ========         ========

Earnings per share:
Basic:

Earnings from continuing operations ..........    $   0.62         $   0.46         $   1.12         $   0.98
Earnings from discontinued operations ........        0.26             0.34             0.47             0.62
                                                  --------         --------         --------         --------
Net earnings .................................    $   0.88         $   0.80         $   1.59         $   1.60
                                                  ========         ========         ========         ========
Diluted:

Earnings from continuing operations ..........    $   0.61         $   0.44         $   1.11         $   0.95
Earnings from discontinued operations ........        0.26             0.32             0.45             0.56
                                                  --------         --------         --------         --------
Net earnings .................................    $   0.87         $   0.76         $   1.56         $   1.51
                                                  ========         ========         ========         ========

OTHER COMPREHENSIVE INCOME

        The following summarizes other comprehensive income and accumulated other comprehensive income at June 25, 1999 and for the six months then ended (in thousands of dollars):

                                          Before-Tax  Income Tax   Net-of-Tax
                                            Amount    or Benefit     Amount
                                          ----------  ----------   ----------
Currency translation adjustments .......    $(640)        $--        $(640)
Minimum pension liability adjustment ...       --          --           --
                                            -----         ---        -----
Other comprehensive income (loss) ......    $(640)        $--        $(640)
                                            =====         ===        =====


                                                                              Accumulated
                                                            Minimum              Other
                                         Currency           Pension          Comprehensive
                                       Translation         Liability            Income
                                       Adjustments         Adjustment           (Loss)
                                       -----------         ----------        -------------
Beginning at December 31, 1998 .......    $ (49)            $(1,669)            $(1,718)
Change in 1999 .......................     (640)                 --                (640)
                                          -----             -------             -------
Ending at June 25, 1999 ..............    $(689)            $(1,669)            $(2,358)
                                          =====             =======             =======

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

        The following summarizes other comprehensive income and accumulated other comprehensive income at June 26, 1998 and for the six months then ended (in thousands of dollars):

                                              Before-Tax      Income Tax       Net-of-Tax
                                                Amount        or Benefit         Amount
                                              ----------      ----------       ----------
Currency translation adjustments ..........     $(612)           $ --            $(612)
Minimum pension liability adjustment ......        --              --               --
                                                -----            ----            -----
Other comprehensive income (loss) .........     $(612)           $ --            $(612)
                                                =====            ====            =====


                                                                                Accumulated
                                                             Minimum               Other
                                         Currency            Pension            Comprehensive
                                        Translation         Liability              Income
                                        Adjustments         Adjustment             (Loss)
                                        -----------         ----------          -------------
Beginning at December 31, 1997 .....      $  (622)            $(1,520)            $(2,142)
Change in 1998 .....................         (612)                 --                (612)
                                          -------             -------             -------
Ending at June 26, 1998 ............      $(1,234)            $(1,520)            $(2,754)
                                          =======             =======             =======

Comprehensive income for the six months ended June 25, 1999 and June 26, 1998 was as follows:

                                      June 25,             June 26,
                                        1999                 1998
                                      --------             --------
Net earnings .......................  $ 37,590             $ 35,302
Other comprehensive income .........      (640)                (612)
                                      --------             --------
Comprehensive income ...............  $ 36,950             $ 34,690
                                      ========             ========

NET CAPITAL REQUIREMENTS

        As registered broker-dealers, JEFCO and W & D are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

        Net capital changes from day to day, but as of June 25, 1999, JEFCO's and W & D's net capital was $220.6 million and $2.4 million, respectively, which exceeded minimum net capital requirements by $216.0 million and $2.1 million, respectively.

QUARTERLY DIVIDENDS

        In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                        1st Qtr.        2nd Qtr.
                        --------        --------
        1999 .........  $   .05         $   .05
        1998 .........  $   .05         $   .05

OFF-BALANCE SHEET RISK

        In the normal course of business, the Company had letters of credit outstanding aggregating $31.3 million at June 25, 1999, to satisfy various collateral requirements in lieu of depositing cash or securities.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

SEGMENT REPORTING

        The Company's business is predominantly in the United States with approximately 7% of revenues and 1% of assets attributable to international operations.

        On April 27, 1999, Group and ITG consummated the separation of ITG from the other Group businesses.

        Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

                  COMPONENTS OF DISCONTINUED OPERATIONS OF ITG

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             --------------------------           --------------------------
                                                             JUNE 25,          JUNE 26,           JUNE 25,            JUNE 26,
                                                              1999               1998              1999               1998
                                                             -------            ------            -------            -------
Net earnings of ITG .....................................    $   779            $9,928            $ 9,137            $17,290
Deferred taxes on ITG's IPO gain ........................     12,843                --             12,843                 --
Less: Write-off of goodwill on JEF related to ITG .......      5,207                --              5,207                 --
Less: Company's net spin-off related expenses ...........      2,071               401              3,848                552
Less: Minority interest in ITG ..........................        152             1,802              1,778              3,105
                                                             -------            ------            -------            -------
Discontinued operations of ITG ..........................    $ 6,192            $7,725            $11,147            $13,633
                                                             =======            ======            =======            =======

Cash paid for interest and income taxes

        The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITG (in thousands of dollars).

                            JUNE 25,          JUNE 26,
                              1999              1998
                            --------          --------
Interest paid.............   $   31            $    14
Income taxes paid.........   $6,538            $11,081

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

ANALYSIS OF FINANCIAL CONDITION

        Total assets increased $997.3 million from $2,617.9 million at December 31, 1998 to $3,615.2 million at June 25, 1999. The increase in assets is mostly due to an increase in the balances associated with JEFCO's securities borrowed and loaned matched book business.

SECOND QUARTER 1999 VERSUS SECOND QUARTER 1998

        Revenues, net of interest expense, increased 16% to $150.5 million, compared to $129.6 million for the second quarter of 1998. The increase was due primarily to a $17.1 million, or 41%, increase in principal transactions, a $7.7 million, or 18%, increase in commissions, partially offset by a $5.7 million, or 14%, decrease in corporate finance. Commission revenues increased, led by the Equities and Convertible Divisions. Revenues from principal transactions increased primarily due to increased trading gains in the Equities and High Yield Divisions. Corporate finance revenues declined due to the currently difficult environment for underwritings. Net interest income (interest revenues less interest expense) was up $1.0 million mostly due to an excess of securities borrowed interest income over securities loaned interest expense.

        Total non-interest expenses increased 11% to $125.4 million, compared to $112.9 million for the second quarter of 1998. Compensation and benefits increased $14.0 million, or 18%, mostly due to an increase in incentive based compensation accruals. Communications decreased $1.6 million, or 13%, mostly due to a reduction in Y2K costs. Travel and promotional decreased $1.0 million, or 19%, largely due to a reduction in business travel. Floor brokerage and clearing fees increased $572,000 or 7%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $349,000 or 10%, due mostly to office space relocation expenses. Other expense remained relatively unchanged.

        Earnings before income taxes were up 50% to $25.0 million, compared to $16.8 million for the same prior year period. The effective tax rate was approximately 41.0% for the second quarter of 1999 and approximately 39.7% for the second quarter of 1998. The increase in the tax rate is mostly due to an increase in income from foreign jurisdictions with higher tax rates. The net effect of the increase in earnings before income taxes and the increase in effective tax rate was that earnings from continuing operations were up $4.7 million to $14.8 million, compared to $10.1 million for the same prior year period.

        Earnings from discontinued operations, net of income taxes, were down $1.5 million, or 20%, mostly due to the cessation of ITG as a subsidiary of the Company.

        Basic earnings from continuing operations per share were $0.62 for the second quarter of 1999 on 23,936,000 shares compared to $0.46 in the 1998 period on 22,199,000 shares. Diluted earnings from continuing operations per share were $0.61 for the second quarter of 1999 on 24,114,000 shares compared to $0.44 in the comparable 1998 period on 22,909,000 shares.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

        Basic net earnings per share were $0.88 for the second quarter of 1999 on 23,936,000 shares compared to $0.80 in the 1998 period on 22,199,000 shares. Diluted net earnings per share were $0.87 for the second quarter of 1999 on 24,114,000 shares compared to $0.76 in the comparable 1998 period on 22,909,000 shares.

FIRST HALF 1999 VERSUS FIRST HALF 1998

        Revenues, net of interest expense, increased slightly to $276.6 million, compared to $276.5 million for the first half of 1998. The increase was due primarily to a $25.7 million, or 29%, increase in principal transactions, a $15.4 million, or 18%, increase in commissions, and a $3.6 million, or 72%, increase in net interest income, offset by a $45.8 million, or 48%, decrease in corporate finance. Commission revenues increased, led by the Equities and Convertible Divisions. Revenues from principal transactions increased primarily due to increased trading gains in the Equities and High Yield Divisions. Corporate finance revenues declined due to the currently difficult environment for underwritings. Net interest income (interest revenues less interest expense) was up mostly due to an excess of securities borrowed interest income over securities loaned interest expense.

        Total non-interest expenses decreased 4% to $231.2 million, compared to $240.6 million for the first half of 1998. Compensation and benefits decreased $5.8 million, or 3%, mostly due to a decrease in incentive based compensation accruals. Travel and promotional decreased $2.5 million, or 25%, largely due to a reduction in business travel. Communications decreased $2.3 million, or 10%, including a $594,000 reduction in Y2K costs, mostly due to cost reduction measures taken in the later part of 1998. Floor brokerage and clearing fees increased $1.1 million, or 7%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental and other expense both remained relatively unchanged.

        Earnings before income taxes were up 26% to $45.4 million, compared to $36.0 million for the same prior year period. The effective tax rate was approximately 41.8% for the first half of 1999 and approximately 39.8% for the first half of 1998. The increase in the tax rate is mostly due to an increase in income from foreign jurisdictions with higher tax rates. The net effect of the increase in earnings before income taxes and the increase in effective tax rate was that earnings from continuing operations were up 22% to $26.4 million, compared to $21.7 million for the same prior year period.

        Earnings from discontinued operations, net of income taxes, were down $2.5 million, or 18%, mostly due to the cessation of ITG as a subsidiary of the Company.

        Basic earnings from continuing operations per share were $1.12 for the first half of 1999 on 23,576,000 shares compared to $0.98 in the 1998 period on 22,133,000 shares. Diluted earnings from continuing operations per share were $1.11 for the first half of 1999 on 23,808,000 shares compared to $0.95 in the comparable 1998 period on 22,901,000 shares.

        Basic net earnings per share were $1.59 for the first half of 1999 on 23,576,000 shares compared to $1.60 in the 1998 period on 22,133,000 shares. Diluted net earnings per share were $1.56 for the first half of 1999 on 23,808,000 shares compared to $1.51 in the comparable 1998 period on 22,901,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

        During June 1999, JEFCO obtained an NASDR-approved $120,000,000 revolving credit facility to be used in connection with underwriting activities. The revolving credit facility terminates in June 2001. Loans under this facility bear interest at 2.5% over either the Federal funds rate or the London Interbank Offered Rate. There have been no borrowings against the revolving credit facility.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

REVENUES BY SOURCE

        The following provides a breakdown of total revenues by source for the three months and six months ended June 25, 1999 and June 26, 1998.

                                                              Three Months Ended
                                               -----------------------------------------------
                                                   June 25, 1999              June 26, 1998
                                               ---------------------       -------------------
                                                             % of                        % of
                                                             Total                       Total
                                                Amount      Revenues        Amount      Revenues
                                               --------     --------       --------        ---
                                                              (Dollars in thousands)
Commissions and principal transactions:

    Equities ...............................   $ 73,678         42%        $ 58,891         39%
    International ..........................     11,523          7           11,804          8
    High Yield .............................     16,437          9            8,863          6
    Convertible ............................      5,207          3            2,415          2
    Other proprietary trading ..............      1,468          1            1,530          1
                                               --------        ---         --------        ---
         Total .............................    108,313         62           83,503         56
Corporate finance ..........................     35,984         21           41,716         28
Interest ...................................     28,943         16           23,111         15
Other ......................................      2,089          1            1,369          1
                                               --------        ---         --------        ---
      Total revenues .......................   $175,329        100%        $149,699        100%
                                               ========        ===         ========        ===



                                                               Six Months Ended
                                               -----------------------------------------------
                                                   June 25, 1999              June 26, 1998
                                               ---------------------       -------------------
                                                             % of                        % of
                                                             Total                       Total
                                                Amount      Revenues        Amount      Revenues
                                               --------     --------       --------        ---
                                                            (Dollars in thousands)
Commissions and principal transactions:

    Equities ...............................   $142,420         44%        $116,574         37%
    International ..........................     26,329          8           25,579          8
    High Yield .............................     30,798         10           18,565          6
    Convertible ............................     10,403          3            5,388          2
    Other proprietary trading ..............      4,322          1            7,145          2
                                               --------        ---         --------        ---
         Total .............................    214,272         66          173,251         55
Corporate finance ..........................     50,292         16           96,115         31
Interest ...................................     56,142         17           42,079         13
Other ......................................      3,301          1            2,102          1
                                               --------        ---         --------        ---
      Total revenues .......................   $324,007        100%        $313,547        100%
                                               ========        ===         ========        ===


THE YEAR 2000 PROJECT

        The Y2K preparedness effort by the Company (the "Y2K Project") and its subsidiaries (the term "Company" does not include Investment Technology Group, Inc. (NYSE: ITG) and its subsidiaries, which have developed their own Y2K plan) began in late 1997 and early 1998 with an initial assessment of the Company's systems, its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps. As a result, the Company engaged Keane, Inc. as independent Y2K consultants, and Ernst & Young, LLP ("E&Y") to provide quarterly reviews of the Y2K Project as an internal audit outsourcer and to provide the independent accountant's report required by Release No. 34-40608. Together with the advice of these professionals, the Company formulated and adopted a Y2K Master Plan.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

        The first phase of the Y2K Project, the Inventory, Assessment and Planning phase, involved a complete assessment of the Company's systems, both information technology ("IT") related and non-IT related, and a survey of all vendors and key clients. Systems were categorized into one of three "Triage" Levels - Mission Critical, Business Important, or Other, with "Mission Critical" defined as those systems, the failure of which would result in the Company being unable to conduct business. The Company also created the framework for the Remediation and Testing phase that would follow, and set schedules for reaching the Operational Sustainability and Fully Compliant phases. This planning process provided a guide for each of the Company's divisions in its preparation of more detailed project plans that outline specific areas of work on each system. The Y2K Project called for the devotion of resources primarily to Mission Critical systems during 1998, and Business Important and Other systems primarily in the first quarter of 1999.

Current State of Readiness

        The Company has now completed the first phase of the Y2K Project (Inventory, Assessment and Planning), and is working toward completion of the second phase: Remediation and Testing. As of June 25, 1999, phase two was approximately 90% complete. The remediation portion of this phase has been completed, and the testing portion has been under way since mid-1998. Although the Company originally planned to complete phase two by December 31, 1998, and participate in extended point to point testing in early 1999, the Company received notice during the fourth quarter of 1998 that certification and extended point to point testing would commence in November, 1998. Resources were redirected during the fourth quarter to prepare the Company for participation in these tests, causing a delay in testing previously scheduled for the fourth quarter 1998. In addition, compliant versions of certain key applications did not arrive until late December 1998 or early January 1999, which prevented their testing until that time.

        The Company has polled each of its vendors about their Y2K compliance. Of the 668 vendors contacted, 620 (92.3%) have responded and all who responded have indicated that they are or intend to become Y2K compliant by mid-1999. Though none of the remaining vendors provides Mission Critical services, the Company intends to attempt to obtain assurances from the remaining vendors as time permits. Notwithstanding these representations from its vendors, the Company is not relying on vendor statements of readiness but has independently tested each system and connection as part of the Y2K Project and continues to monitor the compliance of key vendor products. The Company has obtained assurances from all its vendors of Mission Critical systems that each vendor will be Y2K compliant and the Company has no reason to believe any of those vendors will be unable to attain compliance. However, because the Company may be forced to rely on contingency plans, which may have a material adverse effect on the Company's business and operations, as discussed below, the Company is independently testing each system and connection for Y2K compliance.

        The Company's representatives have also contacted and tested with certain key clients. Due to the nature of the Company's business, the clients that comprise the vast majority of the Company's revenues are institutional and are regulated by various governmental and self-regulatory bodies. The Company has determined that a detailed review of each client is not practicable, and therefore is considering a survey of certain of its clients to determine their Y2K readiness.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

plans for non-IT failures as described below. Other than its internal audits and periodic reporting requirements to the Commission and the NASD, the Company has not been reviewed or audited by any state or federal regulators.

Costs to Address Y2K Issues

        The Company's budget for the Y2K Project is $17.3 million, exclusive of ITG. Current spending rates and projected expenses indicate that the Company will stay within that budget. As of June 1999, approximately $14.2 million of costs in the budget have already been incurred. This budget includes new software and hardware, consultants to assist with project administration, quarterly internal audit outsourcing by E&Y, and a large number of the present IT staff devoting a substantial portion of their time to the Y2K Project. Until the Y2K Project is completed, the vast majority of IT resources will continue to be redirected into the Y2K Project and new development unrelated to Y2K has been limited to only the most essential projects. The budget for the second half of 1999 is projected to be approximately $1.9 million, which will be reassessed in the second half of 1999 to account for the possible implementation of contingency plans if any vendors will not achieve Y2K compliance.

Risks

        The Company has now achieved Operational Sustainability, other than the implementation of its new internal payroll system, which is scheduled for completion on August 27, 1999. Though the Company expects to be fully compliant by the end of the third quarter of 1999, a number of material risks remain which could have a materially adverse impact on the Company. These risks generally arise as a result of either: (1) failures of internal systems or (2) failures of third party systems.

        Despite the considerable testing and remediation efforts the Company has undertaken, latent errors in the Company's internal systems that remain undetected could cause failures in those systems. Failures in one or more key systems would almost certainly result in substantial impairment of the Company's ability to efficiently process orders and trades or to perform its clearing functions. Although the Company expects that the contingency plans discussed below will allow it to continue operations, those contingency plans may not support the volume of trading the Company is accustomed to and could therefore cause substantial losses in revenue while they are relied upon. In the event failures occur, lost data may result in failed trades and related violations of NASD and SEC rules and regulations. To minimize the time during which it must rely on any contingency plan, the Company plans to devote all available resources to restoring normal system operations in the event any failures occur.

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

        In addition, there is also a risk that the Company's ability to conduct transactions will be materially impaired by the failure of any significant component of the national clearing and settlement system, failures of major counterparties, exchanges or financial institutions in the marketplace. Failures by one or more of the New York Stock Exchange, Inc., the Nasdaq Stock Market, the Depository Trust Company, the National Securities Clearing Corporation or any of the largest banks or brokerage firms could prevent the entire market from effectively transmitting and receiving data after the Year 2000, despite the Y2K compliance of the Company's systems. Although it is expected that each of these parties will conduct extensive testing to ensure that each is Y2K compliant, there can be no assurance that an unforeseen problem will not create a market disruption that in turn affects the Company's Brokerage and Investment Banking Business.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

Contingency Plans

        The Company has developed a Y2K Contingency Plan (the "Contingency Plan"), a detailed mediation and recovery plan that covers each of the six significant risks that may arise from a Y2K failure:

                1)      loss of data,

                2)      software failures,

                3)      telecommunications failures,

                4)      loss of key hardware,

                5)      loss of key personnel, and

                6)      loss of facilities.

        The Contingency Plan addresses each of these risks with respect to each of the Company's nine key business areas (Equities, International, High Yield, Convertibles, Corporate Finance, Operations, Accounting, Facilities and Technology), and addresses both internal systems and failures by key third party information providers and other vendors. The Contingency Plan also sets forth an approach to maintaining business continuity for each of the Company's key business areas. The specific alternatives for failures of various systems are set forth in the Contingency Plan, and range from the use of cellular phones or relocation of personnel in the event of a communication failure to the installation of backup software or hardware.

        The Contingency Plan provides an analysis of each reasonably possible failure scenario for a given Mission Critical system or process. Specifically, the Contingency Plan sets forth (1) the likelihood of failure of the system or process, (2) the circumstances under which such a failure might occur, (3) the impact the failure would have on the competitive environment of the Company, and
(4) a detailed mitigation strategy for each type of failure. Mitigation strategies typically list specific products or vendors that can be used to replace failed systems, manual alternatives for ordinarily automated processes and alternative sources for data or datastreams that are interrupted or become unreliable. Additional mitigation strategies are offered where appropriate. The Contingency Plan also includes a specific description of start up procedures to reactivate systems that fail, itemizes the staffing and equipment requirements that will be associated with repairing or re-starting a given system and a contact list of key individuals familiar with the system or process that should be contacted to assist with remediation or business restoration procedures. Finally, the Contingency Plan includes a matrix showing the way each system or process would be impacted by each of the six primary risk areas discussed above, and testing, remediation, business recovery, responsible persons and timetable involved in the restoration of each. The Company intends to continue to modify and improve upon the Contingency Plan until the Year 2000 to account for additional detail, alternatives and techniques developed by the Company or adopted by the Securities industry.

        Funds to begin actual implementation of the Contingency Plan will be allocated in the third quarter of 1999 based upon perceived risk of failure of each system. Implementation of the Contingency Plan will be effected by the fourth quarter.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     Date of Meeting -- April 20, 1999
        Type of Meeting -- Special Meeting

(b)     Not applicable

(c)(1) At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

                                                        For            Against         Abstain    Non-vote
                                                    ----------        ---------        -------    --------
        Merger between the Company and ITG          16,850,689           21,476          4,743        0

        1999 Incentive Compensation Plan            13,740,217        3,052,618         84,073        0

        1999 Directors' Stock Incentive Plan        15,624,241        1,095,754        156,913        0

(d)     Not applicable

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)     Reports on Form 8-K.

        On April 13, 1999, the Company filed a Form 8-K disclosing the Company's first quarter 1999 earnings release.

        On April 30, 1999, the Company filed a Form 8-K disclosing that the Company's predecessor JEF Holding Company, Inc. had filed with the Secretary of State of the State of Delaware a Certificate of Amendment to JEF Holding Company, Inc.'s Amended and Restated Certificate of Incorporation in order to change its name to Jefferies Group, Inc.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  JEFFERIES GROUP, INC.
                                        ----------------------------------------
                                                      (Registrant)

Date:        August 6, 1999             By:      /s/ Clarence T. Schmitz
     ---------------------------           -------------------------------------
                                                     Clarence T. Schmitz
                                                     Chief Financial Officer