Form 10-Q
period 1999-09-24
JEFFERIES GROUP INC /DE/
filed 1999-11-05
CIK 1084580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 1999

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period _______ from to ______


                         Commission file number 1-14947


                              JEFFERIES GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                 95-4719745
--------------------------------------------------      ------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

11100 Santa Monica Blvd., Los Angeles, California             90025
--------------------------------------------------      -------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (310) 445-1199
                                                      -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 24, 1999, the registrant had 23,979,887 common shares, $.0001 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 24, 1999

                                                                                                      Page
                                                                                                      ----
      PART I.       FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Statements of Financial Condition -
                      September 24, 1999 (unaudited) and December 31, 1998.........................     3

                    Consolidated Statements of Earnings (unaudited) -
                      Three Months and Nine Months Ended September 24, 1999
                      and September 25, 1998.......................................................     4

                    Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                      Nine Months Ended September 24, 1999.........................................     5

                    Consolidated Statements of Cash Flows (unaudited) -
                      Nine Months Ended September 24, 1999 and September 25, 1998..................     6

                    Notes to Consolidated Financial Statements (unaudited).........................     8

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................    14

      PART II.      OTHER INFORMATION

           Item 1.  Legal Proceedings..............................................................    19

           Item 6.  Exhibits and Reports on Form 8-K...............................................    19

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           September 24,     December 31,
                                                                               1999              1998
                                                                           -------------     ------------
      ASSETS                                                                (unaudited)

Cash and cash equivalents ................................................   $    32,625    $    55,581
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing and
 depository organizations ................................................        54,297         62,518
Receivable from brokers and dealers ......................................     2,269,595      2,018,090
Receivable from customers, officers and directors ........................       199,572         93,526
Securities owned .........................................................       211,621        100,797
Investments ..............................................................       135,861         93,463
Investment in discontinued operations of ITG .............................          --          108,333
Premises and equipment ...................................................        31,728         20,524
Other assets .............................................................        87,532         65,032
                                                                             -----------    -----------
                                                                             $ 3,022,831    $ 2,617,864
                                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans ...............................................................   $      --      $    21,000
Payable to brokers and dealers ...........................................     1,974,374      1,602,906
Payable to customers .....................................................       235,800        226,774
Securities sold, not yet purchased .......................................        80,082         39,365
Accrued expenses and other liabilities ...................................       196,038        243,657
                                                                             -----------    -----------
                                                                               2,486,294      2,133,702
Long-term debt ...........................................................       149,460        149,387
                                                                             -----------    -----------
                                                                               2,635,754      2,283,089
                                                                             ===========    ===========
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value. Authorized
    10,000,000 shares; none issued .......................................          --             --
  Common stock, $.0001 par value. Authorized
    100,000,000 shares; issued 24,007,899 shares in 1999
    and 23,368,268 shares in 1998 ........................................             2            234
  Additional paid-in capital .............................................        67,308         28,943
  Retained earnings ......................................................       321,695        344,441
  Less:
    Treasury stock, at cost, 28,012 shares in 1999 and
      2,138,238 shares in 1998 ...........................................          (587)       (37,125)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments ...................................           328            (49)
      Additional minimum pension liability ...............................        (1,669)        (1,669)
                                                                             -----------    -----------
    Total accumulated other comprehensive income (loss) ..................        (1,341)        (1,718)
                                                                             -----------    -----------
        Total stockholders' equity .......................................       387,077        334,775
                                                                             -----------    -----------
                                                                             $ 3,022,831    $ 2,617,864
                                                                             ===========    ===========

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Three Months Ended     Nine Months Ended
                                                 ---------------------- --------------------
                                                 Sept. 24,   Sept. 25,  Sept. 24,  Sept. 25,
                                                   1999       1998        1999       1998
                                                 ---------   ---------  ---------  ---------
Revenues:
  Commissions .................................   $ 48,846   $ 49,399   $148,229   $133,416
  Principal transactions ......................     49,046     34,103    163,935    123,337
  Corporate finance ...........................     16,199     13,489     66,491    109,604
  Interest ....................................     27,576     25,934     83,718     68,013
  Other .......................................      4,141      1,116      7,442      3,218
                                                 ---------   ---------  ---------  ---------
       Total revenues .........................    145,808    124,041    469,815    437,588
Interest expense ..............................     22,725     20,303     70,165     57,318
                                                 ---------   ---------  ---------  ---------
Revenues, net of interest expense .............    123,083    103,738    399,650    380,270
                                                 ---------   ---------  ---------  ---------

Non-interest expenses:
  Compensation and benefits ...................     76,743     63,855    244,256    237,163
  Floor brokerage and clearing fees ...........      8,155      8,399     24,320     23,488
  Communications ..............................     11,437     12,213     32,532     35,611
  Occupancy and equipment rental ..............      4,234      3,347     11,359     10,396
  Travel and promotional ......................      4,042      4,203     11,635     14,282
  Other .......................................      2,981      4,891     14,640     16,523
                                                 ---------   ---------  ---------  ---------
       Total non-interest expenses ............    107,592     96,908    338,742    337,463
                                                 ---------   ---------  ---------  ---------
Earnings before income taxes ..................     15,491      6,830     60,908     42,807
Income taxes ..................................      6,651      1,914     25,625     16,222
                                                 ---------   ---------  ---------  ---------
Earnings from continuing operations ...........      8,840      4,916     35,283     26,585
Earnings from discontinued
  operations, net of income taxes .............         91     10,760     11,238     24,393
                                                 ---------   ---------  ---------  ---------
       Net earnings ...........................   $  8,931   $ 15,676   $ 46,521   $ 50,978
                                                 =========   =========  =========  =========
Earnings per share:
  Basic:
    Continuing operations .....................   $   0.37   $  0.22    $   1.49   $   1.20
    Discontinued operations ...................       --        0.48        0.47       1.09
                                                 ---------   ---------  ---------  ---------
    Net earnings ..............................   $   0.37   $  0.70    $   1.96   $   2.29
                                                 =========   =========  =========  =========
  Diluted:
    Continuing operations .....................   $   0.36   $  0.21    $   1.47   $   1.16
    Discontinued operations....................       0.01      0.45        0.46       1.02
                                                 ---------   ---------  ---------  ---------
    Net earnings ..............................   $   0.37   $  0.66    $   1.93   $   2.18
                                                 =========   =========  =========  =========

Weighted average shares:
   Basic ......................................     23,971     22,432     23,708     22,233
   Diluted ....................................     24,288     22,965     23,936     22,918

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 24, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     Accumulated     Total
                                               Additional                               Other        Stock-
                                    Common      Paid-in      Retained    Treasury   Comprehensive   holders'
                                     Stock      Capital      Earnings     Stock     Income (Loss)   Equity
                                  ---------    ----------   ---------    ---------  -------------  ---------
Balance,
 December 31, 1998 ............   $     234    $  28,943    $ 344,441    $ (37,125)   $  (1,718)   $ 334,775
Exercise of stock options,
 including tax benefits
 (1,108,880 shares) ...........          10       28,871         --           --           --         28,881

Purchase of treasury stock
 (375,601 shares) .............        --           --           --        (17,587)        --        (17,587)

Capital Accumulation Plan
 distributions, including tax
 benefits (1,712,549 shares) ..        --         24,335         --         30,737         --         55,072

Change in proportionate
 share of subsidiary's equity
 related to stock issuances /
 purchases at the subsidiary ..        --           --          1,121         --           --          1,121

Issuance of restricted stock
 (304,029 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits           3        8,302         --           --           --          8,305

Spin-off of Investment
 Technology Group, Inc., net
 of $60,000 cash dividend .....        (245)     (23,143)     (66,846)      23,388         --        (66,846)

Quarterly dividends
 ($.05 per share per quarter)          --           --         (3,542)        --           --         (3,542)

Comprehensive income:
  Net earnings ................        --           --         46,521         --           --         46,521
  Other comprehensive
    income (loss), net of tax:
  Translation adjustment ......        --           --           --           --            377          377
                                                                                                   ---------
Comprehensive income ..........        --           --           --           --           --         46,898
                                  ---------    ---------    ---------    ---------    ---------    ---------
Balance,
 September 24, 1999 ...........   $       2    $  67,308    $ 321,695    $    (587)   $  (1,341)   $ 387,077
                                  =========    =========    =========    =========    =========    =========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                    Nine Months Ended
                                                                                 -----------------------
                                                                                  Sept. 24,    Sept. 25,
                                                                                     1999        1998
                                                                                 ----------   ----------
Cash flows from operating activities:
       Net earnings ..........................................................   $  46,521    $  50,978
                                                                                 ---------    ---------
       Adjustments to reconcile net earnings to net cash provided by (used in)
         operations:
         Depreciation and amortization .......................................       6,607       11,727
         (Increase) decrease in cash and securities segregated
           and on deposit for regulatory purposes ............................       8,221      (17,521)
         (Increase) decrease in receivables:
           Brokers and dealers ...............................................    (251,505)    (565,561)
           Customers, officers and directors .................................    (106,046)      19,521
         (Increase) decrease in securities owned .............................    (110,824)     109,194
         (Increase) decrease in investments ..................................     (42,398)       3,823
         (Increase) decrease in investment in discontinued
           operations ........................................................      41,487      (30,242)
         (Increase) decrease in other assets .................................     (22,500)      16,315
         Increase (decrease) in operating payables:
           Brokers and dealers ...............................................     371,468      599,232
           Customers .........................................................       9,026      (17,185)
         Increase (decrease) in securities sold, not yet purchased ...........      40,717     (125,155)
         Decrease in accrued expenses and other liabilities ..................     (47,619)     (54,338)
                                                                                 ---------    ---------
                Total adjustments ............................................    (103,366)     (50,190)
                                                                                 ---------    ---------
                Net cash provided by (used in) operating activities ..........     (56,845)         788
                                                                                 ---------    ---------

                            Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  Nine Months Ended
                                                                               ------------------------
                                                                               Sept. 24,      Sept. 25,
                                                                                   1999         1998
                                                                               ----------    ----------
Cash flows from financing activities:

       Net proceeds from (payments on):
       Bank loans ............................................................    (21,000)       --
       Repurchase of treasury stock ..........................................    (17,587)    (11,692)
       Dividends paid ........................................................     (3,542)     (3,113)
       Exercise of stock options .............................................     28,881      11,463
       Issuance of common stock shares .......................................       --         2,181
       Issuance of restricted stock ..........................................      8,305         895
       Capital Accumulation Plan distributions ...............................     55,072       6,086
       Change in proportionate share of subsidiary's equity ..................      1,121       4,353
                                                                                 --------    --------
           Net cash provided by financing activities .........................     51,250      10,173
                                                                                 --------    --------
Cash flows from investing activities -
  purchase of premises and equipment .........................................    (17,738)     (8,654)
                                                                                 --------    --------
Effect of foreign currency translation on cash ...............................        377        (284)
                                                                                 --------    --------
           Net increase (decrease) in cash and cash equivalents...............    (22,956)      2,023
Cash and cash equivalents - beginning of period ..............................     55,581      58,225
                                                                                 --------    --------
Cash and cash equivalents - end of period ....................................   $ 32,625    $ 60,248
                                                                                 ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .................................................................   $ 69,060    $ 56,714
                                                                                 ========    ========
    Income taxes .............................................................   $ 12,440    $ 33,328
                                                                                 ========    ========

Supplemental disclosure of non-cash financing activities:
     In April 1999, Jefferies Group, Inc. spun-off its investment in Investment Technology Group, Inc., which resulted in a $66,846 reduction in stockholders' equity.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. ("Group") and all its subsidiaries ("Company"), including Jefferies & Company, Inc. ("JEFCO"). The accounts of Investment Technology Group, Inc. and all its subsidiaries (collectively "ITG"), including its wholly owned subsidiary, ITG Inc. are included in the financial statements as discontinued operations up to April 27, 1999 (the spin-off date). The accounts of W & D Securities, Inc. ("W & D") are consolidated because of the nature and extent of the Group's ownership interest in W & D. The Company and its subsidiaries (after the discontinuance of ITG) are primarily engaged in a single line of business as a securities broker-dealer, which includes several types of services, such as principal and agency transactions in equity, convertible debt and high yield securities, as well as corporate finance activities.

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     Receivable from and payable to brokers and dealers consists of the following as of September 24, 1999 (in thousands of dollars):

     Receivable from brokers and dealers:
         Securities borrowed..............................     $  2,129,032
         Securities purchased under agreements to resell..           10,540
         Other............................................          130,023
                                                               ------------
                                                               $  2,269,595
                                                               ============
     Payable to brokers and dealers:
         Securities loaned................................     $  1,958,067
         Securities sold under agreements to repurchase...            6,378
         Other............................................            9,929
                                                               ------------
                                                               $  1,974,374
                                                               ============

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 24, 1999 (in thousands of dollars):

                                                                          Securities
                                                                             Sold,
                                                             Securities     Not Yet
                                                               Owned       Purchased
                                                             ----------     -------
     Corporate equity securities ...........................   $ 94,089   $ 60,519
     High-yield securities .................................     70,559     17,851
     Corporate debt securities .............................     40,200      1,219
     U.S. Government and agency obligations ................      5,975       --
     Options ...............................................        798        493
                                                               --------   --------
                                                               $211,621   $ 80,082
                                                               ========   ========

INVESTMENTS

     Investments consist of the following as of September 24, 1999 (in thousands of dollars):

     Debt and equity investments..........................     $    60,939
     Partnership interests................................          65,405
     Equity and debt interests in affiliates..............           9,517
                                                               -----------
                                                               $   135,861
                                                               ===========

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 24, 1999 (in thousands of dollars):

     Cash in banks........................................     $ 16,136
     Short term investments...............................       16,489
                                                               --------
                                                               $ 32,625
                                                               ========

EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 24, 1999 and September 25, 1998 (in thousands, except per share amounts):

                                                     Three Months Ended       Nine Months Ended
                                                    ---------------------   --------------------
                                                    Sept. 24,   Sept. 25,   Sept. 24,  Sept. 25,
                                                      1999        1998        1999       1998
                                                    ---------   ---------   ---------  ---------
Earnings from continuing operations .............   $  8,840    $  4,916    $ 35,283    $ 26,585
Earnings from discontinued operations ...........         91      10,760      11,238      24,393
                                                    --------    --------    --------    --------
Net earnings for basic earnings per share .......      8,931      15,676      46,521      50,978
Adjustment  - stock options on subsidiary .......         (2)       (484)       (422)     (1,061)
                                                    --------    --------    --------    --------
Adjusted earnings - diluted calculation .........   $  8,929    $ 15,192    $ 46,099    $ 49,917
                                                    ========    ========    ========    ========
Shares for basic and diluted calculations:
Average number of common shares .................     23,971      20,956      23,702      20,824
Capital Accumulation Plan unissued shares .......       --         1,476           6       1,409
                                                    --------    --------    --------    --------
Average shares used in basic computation ........     23,971      22,432      23,708      22,233
Stock options ...................................        302         459         207         553
Other unissued common stock equivalents .........         15          74          21         132
                                                    --------    --------    --------    --------
Average shares used in diluted computation ......     24,288      22,965      23,936      22,918
                                                    ========    ========    ========    ========
Earnings per share:
Basic:
Earnings from continuing operations .............   $   0.37    $   0.22    $  1.49     $   1.20
Earnings from discontinued operations ...........        --         0.48       0.47         1.09
                                                    --------    --------    --------    --------
Net earnings ....................................   $   0.37    $   0.70    $  1.96     $   2.29
                                                    ========    ========    ========    ========

Diluted:
Earnings from continuing operations .............   $   0.36    $   0.21    $  1.47     $   1.16
Earnings from discontinued operations ...........       0.01        0.45       0.46         1.02
                                                    --------    --------    --------    --------
Net earnings ....................................   $   0.37    $   0.66    $  1.93     $   2.18
                                                    ========    ========    ========    ========

OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at September 24, 1999 and for the three months then ended (in thousands of dollars):


                                         Before-Tax     Income Tax         Net-of-Tax
                                          Amount        or Benefit           Amount
                                        ----------      ----------         ----------
Currency translation adjustments ...     $ 1,017            $  --            $ 1,017
Minimum pension liability adjustment        --                 --                --
                                         -------            -----            -------
Other comprehensive income (loss) ..     $ 1,017            $  --            $ 1,107
                                         =======            =====            =======

                                                          Minimum         Accumulated
                                       Currency           Pension            Other
                                      Translation        Liability       Comprehensive
                                      Adjustments        Adjustment      Income (Loss)
                                      -----------       -----------      -------------
Beginning at June 25, 1999 .........     $  (689)         $(1,669)          $(2,358)
Change in third quarter of 1999 ....       1,017               --             1,017
                                         -------            -----            -------
Ending at September 24, 1999 .......     $   328          $(1,669)          $(1,341)
                                         =======            =====            =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at September 25, 1998 and for the three months then ended (in thousands of dollars):

                                        Before-Tax         Income Tax         Net-of-Tax
                                          Amount           or Benefit          Amount
                                        ----------         ----------         ----------
Currency translation adjustments ....    $   328             $  --             $   328
Minimum pension liability adjustment.       --                  --                 --
                                         -------             -----             -------
Other comprehensive income (loss) ...    $   328             $  --             $   328
                                         =======             =====             =======


                                                             Minimum         Accumulated
                                         Currency            Pension            Other
                                        Translation         Liability        Comprehensive
                                        Adjustments         Adjustment       Income (Loss)
                                        -----------         ----------       -------------

Beginning at June 26, 1998 ..........    $(1,234)            $(1,520)          $(2,754)
Change in third quarter of 1998 .....        328                --                 328
                                         -------             -------            -------
Ending at September 25, 1998 ........    $  (906)            $(1,520)           $(2,426)
                                         =======             =======            =======

     Comprehensive income for the three months ended September 24, 1999 and September 25, 1998 was as follows:


                                                      Sept. 24,       Sept. 25,
                                                        1999            1998
                                                      ---------       ---------
Net earnings.....................................     $ 8,931        $ 15,676
Other comprehensive income.......................       1,017            328
                                                      -------        --------
Comprehensive income.............................     $ 9,948        $ 16,004
                                                      =======        ========

     The following summarizes other comprehensive income and accumulated other comprehensive income at September 24, 1999 and for the nine months then ended (in thousands of dollars):


                                        Before-Tax   Income Tax    Net-of-Tax
                                          Amount     or Benefit      Amount
                                        ----------   ----------    ----------
Currency translation adjustments ...      $   377       $  --         $   377
Minimum pension liability adjustment         --            --            --
                                          -------       -----         -------
Other comprehensive income (loss) ..      $   377       $  --         $   377
                                          =======       =====         =======


                                                       Minimum      Accumulated
                                         Currency      Pension          Other
                                        Translation   Liability     Comprehensive
                                        Adjustments   Adjustment    Income (Loss)
                                        -----------   ----------    -------------
Beginning at December 31, 1998 .....      $   (49)      $(1,669)      $(1,718)
Change in 1999 .....................          377          --             377
                                          -------       -------       -------
Ending at September 24, 1999 .......      $   328       $(1,669)      $(1,341)
                                          =======       =======       =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at September 25, 1998 and for the nine months then ended (in thousands of dollars):


                                         Before-Tax   Income Tax     Net-of-Tax
                                          Amount      or Benefit      Amount
                                         ----------   ----------     ----------
Currency translation adjustments ...      $  (284)      $  --         $  (284)
Minimum pension liability adjustment         --            --            --
                                          -------       -------       -------
Other comprehensive income (loss) ..      $  (284)      $  --         $  (284)
                                          =======       =======       =======

                                                        Minimum     Accumulated
                                         Currency       Pension         Other
                                        Translation    Liability     Comprehensive
                                        Adjustments    Adjustment    Income (Loss)
                                        -----------    ----------    -------------
Beginning at December 31, 1997 .....      $  (622)      $(1,520)      $(2,142)
Change in 1998 .....................         (284)         --            (284)
                                          -------       -------       -------
Ending at September 25, 1998 .......      $  (906)      $(1,520)      $(2,426)
                                          =======       =======       =======

     Comprehensive income for the nine months ended September 24, 1999 and September 25, 1998 was as follows:


                                                       Sept. 24,      Sept. 25,
                                                         1999           1998
                                                       ---------      ---------
Net earnings.....................................     $  46,521       $ 50,978
Other comprehensive income.......................           377           (284)
                                                      ---------       --------
Comprehensive income.............................     $  46,898       $ 50,694
                                                      =========       ========


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

     Net capital changes from day to day, but as of September 24, 1999, JEFCO's and W & D's net capital was $219.2 million and $2.5 million, respectively, which exceeded minimum net capital requirements by $213.8 million and $2.3 million, respectively.

QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                  1st Qtr.     2nd Qtr.     3rd Qtr.
                  --------     --------     --------
     1999.......     $.05         $.05         $.05
     1998.......     $.05         $.05         $.05

OFF-BALANCE SHEET RISK

     In the normal course of business, the Company had letters of credit outstanding aggregating $36.1 million at September 24, 1999, to satisfy various collateral requirements in lieu of depositing cash or securities.

SEGMENT REPORTING

     The Company's business is predominantly in the United States with approximately 9% of revenues and 1% of assets attributable to international operations.

     On April 27, 1999, Group and ITG consummated the separation of ITG from the other Group businesses.

     Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

                  COMPONENTS OF DISCONTINUED OPERATIONS OF ITG


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       ---------------------------    ---------------------------
                                                       SEPT. 24,       SEPT. 25,       SEPT. 24,      SEPT. 25,
                                                          1999            1998           1999            1998
                                                       -----------     -----------    ------------    -----------
Net earnings of ITG...............................     $       63      $   13,884     $     9,201     $   31,174
Deferred taxes on ITG's IPO gain..................             --              --          12,843             --
Less: Write-off of goodwill on JEF related to ITG              --              --           5,208             --
Less: Company's net spin-off related expenses.....            (41)            552           3,807          1,104
Less: Minority interest in ITG....................             13           2,572           1,791          5,677
                                                       -----------     -----------    ------------    -----------
Discontinued operations of ITG....................     $       91      $   10,760     $    11,238     $   24,393
                                                       ===========     ===========    ============    ===========

Cash paid for interest and income taxes

     The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITG (in thousands of dollars).

                                                                SEPT. 24,            SEPT. 25,
                                                                  1999                 1998
                                                                ---------            ---------
Interest paid.........................................           $   31              $   31
Income taxes paid.....................................           $6,538              $23,530

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This document and in particular the section entitled "The Year 2000 Project" contains certain forward-looking statements. These statements are intended to be "forward-looking statements", as that phrase is defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which can be identified by the use of terms such as "plan," "will," "would," "expect," or variations of such terms, may not occur as presently anticipated due to various uncertainties. As a result, no forward-looking statement should be regarded as a representation by the Company or any other person that the presently anticipated events will occur as described herein.

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased $404.9 million from $2,617.9 million at December 31, 1998 to $3,022.8 million at September 24, 1999. The increase in assets is mostly due to an increase in the balances associated with JEFCO's securities borrowed and loaned matched book business.

THIRD QUARTER 1999 VERSUS THIRD QUARTER 1998

     Revenues, net of interest expense, increased 19% to $123.1 million, compared to $103.7 million for the third quarter of 1998. The increase was due primarily to a $14.9 million, or 44%, increase in principal transactions, a $3.0 million, or 271%, increase in other income, and a $2.7 million, or 20%, increase in corporate finance, partially offset by a $780,000, or 14%, decrease in net interest income and a $553,000, or 1%, decrease in commissions. Commission revenues decreased mostly due to the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains related to other proprietary trading. Corporate finance revenues increased despite the currently difficult environment for underwritings. Net interest income (interest revenues less interest expense) was down $780,000 mostly due to a reduction in other interest income.

     Total non-interest expenses increased 11% to $107.6 million, compared to $96.9 million for the third quarter of 1998. Compensation and benefits increased $12.9 million, or 20%, mostly due to an increase in incentive based compensation accruals. Other expense decreased $1.9 million or 39%, mostly due to adjustments of accruals for legal, bad debts and other miscellaneous expenses. Occupancy and equipment rental increased $887,000 or 27%, due mostly to office space relocation expenses. Communications decreased $776,000, or 6%, mostly due to a reduction in Y2K costs. Both travel and promotional and floor brokerage and clearing fees remained relatively unchanged.

     Earnings before income taxes were up 127% to $15.5 million, compared to $6.8 million for the same prior year period. The effective tax rate was approximately 42.9% for the third quarter of 1999 and approximately 28.0% for the third quarter of 1998. The increase in the tax rate is mostly due to the favorable impact on the 1998 tax rate of a reversal of deferred taxes. The net effect of the increase in earnings before income taxes and the increase in effective tax rate was that earnings from continuing operations were up $3.9 million to $8.8 million, compared to $4.9 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, amounted to a relatively minor $91,000 and represent adjustments to spin-off expenses recorded in the second quarter of 1999.

     Basic earnings from continuing operations per share were $0.37 for the third quarter of 1999 on 23,971,000 shares compared to $0.22 in the 1998 period on 22,432,000 shares. Diluted earnings from continuing operations per share were $0.36 for the third quarter of 1999 on 24,288,000 shares compared to $0.21 in the comparable 1998 period on 22,965,000 shares.

     Basic net earnings per share were $0.37 for the third quarter of 1999 on 23,971,000 shares compared to $0.70 in the 1998 period on 22,432,000 shares. Diluted net earnings per share were $0.37 for the third quarter of 1999 on 24,288,000 shares compared to $0.66 in the comparable 1998 period on 22,965,000 shares.

FIRST NINE MONTHS 1999 VERSUS FIRST NINE MONTHS 1998

     Revenues, net of interest expense, increased 5% to $399.7 million, compared to $380.3 million for the first nine months of 1998. The increase was due primarily to a $40.6 million, or 33%, increase in principal transactions, a $14.8 million, or 11%, increase in commissions, a $4.2 million, or 131%, increase in other income, and a $2.9 million, or 27%, increase in net interest income, offset by a $43.1 million, or 39%, decrease in corporate finance. Commission revenues increased, led by the Equities and Convertible Divisions. Revenues from principal transactions increased primarily due to increased trading gains in the High Yield Division, Equities Division and in other proprietary trading. Corporate finance revenues declined due to the currently difficult environment for underwritings. Net interest income (interest revenues less interest expense) was up mostly due to an excess of securities borrowed interest income over securities loaned interest expense.

     Total non-interest expenses increased slightly to $338.7 million, compared to $337.5 million for the first nine months of 1998. Compensation and benefits increased $7.1 million, or 3%, mostly due to an increase in incentive based compensation accruals. Communications decreased $3.1 million, or 9%, including a $1.2 million reduction in Y2K costs, mostly due to cost reduction measures taken in the later part of 1998. Travel and promotional decreased $2.6 million, or 19%, largely due to a reduction in business travel. Other expense decreased $1.9 million, or 11%, mostly due to reductions in printing and postage/courier expenses. Occupancy and equipment rental increased $1.0 million, or 9%, due mostly to office space relocation expenses. Floor brokerage and clearing fees increased $832,000, or 4%, due to increased volume of business executed on the various exchanges.

     Earnings before income taxes were up 42% to $60.9 million, compared to $42.8 million for the same prior year period. The effective tax rate was approximately 42.1% for the first nine months of 1999 and approximately 37.9% for the first nine months of 1998. The increase in the tax rate is mostly due to the favorable impact on the 1998 tax rate of a reversal of deferred taxes. The net effect of the increase in earnings before income taxes and the increase in effective tax rate was that earnings from continuing operations were up 33% to $35.3 million, compared to $26.6 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, were down $13.2 million, or 54%, mostly due to the cessation of ITG as a subsidiary of the Company.

     Basic earnings from continuing operations per share were $1.49 for the first nine months of 1999 on 23,708,000 shares compared to $1.20 in the 1998 period on 22,233,000 shares. Diluted earnings from continuing operations per share were $1.47 for the first nine months of 1999 on 23,936,000 shares compared to $1.16 in the comparable 1998 period on 22,918,000 shares.

     Basic net earnings per share were $1.96 for the first nine months of 1999 on 23,708,000 shares compared to $2.29 in the 1998 period on 22,233,000 shares. Diluted net earnings per share were $1.93 for the first nine months of 1999 on 23,936,000 shares compared to $2.18 in the comparable 1998 period on 22,918,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

     During June 1999, JEFCO obtained a NASD Regulation approved $120,000,000 revolving credit facility to be used in connection with underwriting activities. The revolving credit facility terminates in June 2001. Loans under this facility bear interest at 2.5% over either the Federal funds rate or the London Interbank Offered Rate. There have been no borrowings against the revolving credit facility.

REVENUES BY SOURCE

     The following provides a breakdown of total revenues by source for the three months and nine months ended September 24, 1999 and September 25, 1998.

                                                                Three Months Ended
                                               -------------------------------------------------------
                                                 Sept. 24, 1999                   Sept. 25, 1998
                                               ----------------------        -------------------------
                                                               % of                            % of
                                                               Total                          Total
                                               Amount        Revenues        Amount          Revenues
                                               ------        --------        ------          --------
                                                              (Dollars in thousands)
Commissions and principal transactions:
     Equities .........................      $  64,123             44%      $  67,444            54%
     International ....................         15,322             10          11,807             9
     High Yield .......................          6,700              5           6,207             5
     Convertible ......................          4,074              3           3,231             3
     Other proprietary trading ........          7,673              5          (5,187)           (4)
                                             ------------------------       -----------------------
         Total ........................         97,892             67          83,502            67
Corporate finance .....................         16,199             11          13,489            11
Interest ..............................         27,576             19          25,934            21
Other .................................          4,141              3           1,116             1
                                             ------------------------       -----------------------
       Total revenues .................      $ 145,808            100%      $ 124,041           100%
                                             ========================       =======================

                                                                Nine Months Ended
                                             ------------------------------------------------------
                                                  Sept. 24, 1999                 Sept. 25, 1998
                                             ------------------------     -------------------------
                                                               % of                         % of
                                                              Total                         Total
                                              Amount         Revenues      Amount          Revenues
                                             --------        --------     --------         --------
                                                               (Dollars in thousands)
Commissions and principal transactions:
     Equities .........................      $206,543            44%      $184,019            42%
     International ....................        41,651             9         37,386             9
     High Yield .......................        37,498             8         24,772             6
     Convertible ......................        14,477             3          8,619             2
     Other proprietary trading ........        11,995             2          1,957             0
                                             ----------------------       ----------------------
         Total ........................       312,164            66        256,753            59
Corporate finance .....................        66,491            14        109,604            25
Interest ..............................        83,718            18         68,013            15
Other .................................         7,442             2          3,218             1
                                             ----------------------       ----------------------
       Total revenues .................      $469,815           100%      $437,588           100%
                                             ======================       ======================

THE YEAR 2000 PROJECT

     The Y2K preparedness effort by the Company (the "Y2K Project") and its subsidiaries began in late 1997 and early 1998 with an initial assessment of the Company's systems, its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps. As a result, the Company engaged Keane, Inc. as independent Y2K consultants, and Ernst & Young, LLP ("E&Y") to provide quarterly reviews of the Y2K Project as an internal audit outsourcer and to provide the independent accountant's report required by Release No. 34-40608. Together with the advice of these professionals, the Company formulated and adopted a Y2K Master Plan.

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

Current State of Readiness

     The Company completed the first phase of the Y2K Project (Inventory, Assessment and Planning) during 1998, and completed the Remediation and Testing phase on September 30, 1999. The Company has polled each of its vendors about their Y2K compliance. Of the 668 vendors contacted, 620 (92.3%) have responded and all who responded have indicated that they are or intend to become Y2K compliant by mid-1999. Though none of the remaining vendors provides Mission Critical services, the Company intends to attempt to obtain assurances from the remaining vendors as time permits. Notwithstanding these representations from its vendors, the Company is not relying on vendor statements of readiness but has independently tested each system and connection as part of the Y2K Project and continues to monitor the compliance of key vendor products. The Company has obtained assurances from all its vendors of Mission Critical systems that each vendor is Y2K compliant and the Company has no reason to believe any of those vendors will be unable to sustain Y2K compliance through the remainder of the year. However, because the Company may be forced to rely on contingency plans, which may have a material adverse effect on the Company's business and operations, as discussed below, the Company continues to independently test each system and connection for Y2K compliance.

     The Company's representatives have also contacted and tested with certain key clients. Due to the nature of the Company's business, the clients that comprise the vast majority of the Company's revenues are institutional and are regulated by various governmental and self-regulatory bodies. The Company has obtained assurances on the Y2K compliance of a majority of its key clients through public disclosures and filings. In addition, the Company intends to proactively work with clients to ensure their continued access to the Company's services through the Year 2000 and to supply contingency plans to clients in the event client system failures prevent interaction with the Company through traditional methods.

     The Company has completed regression testing and implementation of all systems needed to participate in the Securities Industry Association's ("SIA") street-wide testing and successfully tested those systems in a forward date environment during the SIA tests. The SIA tests resulted in no external Y2K related errors and only minor internal errors. The Company has also obtained compliant versions of all key systems from third party vendors and is testing those systems.

     As of October 1, 1999, the Company "locked down" all IT systems and is no longer permitting any changes to production systems without business unit approval, IT approval, and full Y2K testing. Other than the implementation of the Company's new internal payroll system which is scheduled for completion on November 1, 1999, the Company expects to resist all new development except changes that are required by regulation, are necessary to correct a specific production problem, or are part of a Y2K contingency plan.

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

Costs to Address Y2K Issues

     The Company's budget for the Y2K Project is $17.3 million. Current spending rates and projected expenses indicate that the Company will stay within that budget. As of September 1999, approximately $15.5 million of costs in the budget have already been incurred. The remainder of the Y2K budget will be spent re-testing software as a result of product upgrades, confirming the Y2K compliance of vendors and clients, implementing the Y2K Contingency Plan, and as a reserve for future remediation in the event of any Y2K failure.

Risks

     Though the Company has now achieved Operational Sustainability, a number of material risks remain which could have a materially adverse impact on the Company. These risks generally arise as a result of either: (1) failures of internal systems or (2) failures of third party systems. Despite the considerable testing and remediation efforts the Company has undertaken, latent errors in the Company's internal systems that remain undetected could cause failures in those systems. Failures in one or more key systems would almost certainly result in substantial impairment of the Company's ability to efficiently process orders and trades or to perform its clearing functions. Although the Company expects that the contingency plans discussed below will allow it to continue operations, those contingency plans may not support the volume of trading the Company is accustomed to and could therefore cause substantial losses in revenue while they are relied upon. In the event failures occur, lost data may result in failed trades and related violations of NASD and SEC rules and regulations. To minimize the time during which it must rely on any contingency plan, the Company plans to devote all available resources to restoring normal system operations in the event any failures occur.

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

     The Contingency Plan addresses each of these risks with respect to each of the Company's nine key business areas (Equities, International, High Yield, Convertibles, Corporate Finance, Operations, Accounting, Facilities and Technology), and addresses both internal systems and failures by key third party information providers and other vendors. The Contingency Plan also sets forth an approach to maintaining business continuity for each of the Company's key business areas. The specific alternatives for failures of various systems are set forth in the Contingency Plan and range from the use of cellular phones or relocation of personnel in the event of a communication failure to the installation of backup software or hardware.

     The Contingency Plan provides an analysis of each reasonably possible failure scenario for a given Mission Critical system or process. Specifically, the Contingency Plan sets forth (1) the likelihood of failure of each Mission Critical system or process, (2) the circumstances under which a failure in such systems might occur, (3) the impact the failure would have on the competitive environment of the Company, and (4) a detailed mitigation strategy for each type of failure. Mitigation strategies typically list specific products or vendors that can be used to replace failed systems, manual alternatives for ordinarily automated processes and alternative sources for data or datastreams that are interrupted or become unreliable. Additional mitigation strategies are offered where appropriate. The Contingency Plan also includes a specific description of start up procedures to reactivate systems that fail, itemizes the staffing and equipment requirements that will be associated with repairing or re-starting a given system and a contact list of key individuals familiar with the system or process that should be contacted to assist with remediation or business restoration procedures. The Contingency Plan is modeled on the recommendations of the SIA, and a companion Event Management Plan has also been drafted. The Company intends to continue to modify and improve upon the Contingency Plan until the Year 2000 to account for additional detail, alternatives and techniques developed by the Company or adopted by the Securities industry. The Company also intends to staff a Coordination and Communication Center during late December, and to implement its Event Management Plan through the transition into the Year 2000.

Forward Looking Statements

     The Company's projections in this section are based upon assumptions, which it believes to be correct, but which are not guaranteed. Any change in those assumptions could result in material variations in those projections, including the projected costs for remediation and testing, the feasibility of using contingency plans, and the impact of third party failures. Any such change could have a material adverse impact on the Company and its results of operations.

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

           None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                JEFFERIES GROUP, INC.
                                                ---------------------
                                                    (Registrant)



Date:    November  5, 1999                       By: /s/   Clarence T. Schmitz
         ------------------                          --------------------------
                                                     Clarence T. Schmitz
                                                     Chief Financial Officer