Form 10-Q
period 2000-03-31
JEFFERIES GROUP INC /DE/
filed 2000-05-12
CIK 1084580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  March 31, 2000
                                           --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------


                         Commission file number 1-14947


                              JEFFERIES GROUP, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                       95-4719745
------------------------------------                    ----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


11100 Santa Monica Blvd., Los Angeles, California                990025
-------------------------------------------------              -----------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (310) 445-1199
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]    No [ ]

As of March 31, 2000, the registrant had 24,426,283 common shares, $.0001 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2000


                                                                                                Page
                                                                                                ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition -
                March 31, 2000 (unaudited) and December 31, 1999.............................     3

              Consolidated Statements of Earnings (unaudited) -
                Three Months Ended March 31, 2000 and March 26, 1999.........................     4

              Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                Three Months Ended March 31, 2000............................................     5

              Consolidated Statements of Cash Flows (unaudited) -
                Three Months Ended March 31, 2000 and March 26, 1999.........................     6

              Notes to Consolidated Financial Statements (unaudited).........................     8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................    13


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................................    14

     Item 6.  Exhibits and Reports on Form 8-K...............................................    14


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        March 31,         December 31,
                                                                           2000               1999
                                                                       ------------       -----------
      ASSETS                                                            (unaudited)
Cash and cash equivalents ........................................      $    51,479       $    77,197
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing and
 depository organizations ........................................           24,509            18,317
Receivable from brokers and dealers ..............................        3,415,350         1,965,469
Receivable from customers, officers and directors ................          298,935           226,449
Securities owned .................................................          285,429           376,506
Investments ......................................................          137,964           119,100
Premises and equipment ...........................................           38,970            39,117
Other assets .....................................................           65,489            74,097
                                                                        -----------       -----------
                                                                        $ 4,318,125       $ 2,896,252
                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans .......................................................      $    16,000       $      --
Payable to brokers and dealers ...................................        2,935,963         1,663,955
Payable to customers .............................................          464,955           271,811
Securities sold, not yet purchased ...............................          116,762           186,420
Accrued expenses and other liabilities ...........................          215,995           228,004
                                                                        -----------       -----------
                                                                          3,749,675         2,350,190
Long-term debt ...................................................          149,509           149,485
                                                                        -----------       -----------
                                                                          3,899,184         2,499,675
                                                                        -----------       -----------
Stockholders' equity:
  Preferred stock, $.0001 par value. Authorized
    10,000,000 shares; none issued ...............................             --                --
  Common stock, $.0001 par value. Authorized
    100,000,000 shares; issued 24,455,882 shares in 2000
    and 24,027,899 shares in 1999 ................................                3                 2
  Additional paid-in capital .....................................           71,116            62,367
  Retained earnings ..............................................          348,556           334,742
  Less:
    Treasury stock, at cost, 29,599 shares in 2000 and
      28,012 shares in 1999 ......................................             (621)             (587)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments ...........................               70               236
      Additional minimum pension liability .......................             (183)             (183)
                                                                        -----------       -----------
    Total accumulated other comprehensive income (loss) ..........             (113)               53
                                                                        -----------       -----------
        Total stockholders' equity ...............................          418,941           396,577
                                                                        -----------       -----------
                                                                        $ 4,318,125       $ 2,896,252
                                                                        ===========       ===========

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended
                                        -----------------------
                                         March 31,     March 26,
                                           2000          1999
                                         ---------     --------
Revenues:
  Commissions .....................      $ 58,580      $ 49,685
  Principal transactions ..........        79,383        56,274
  Corporate finance ...............        15,217        14,308
  Interest ........................        37,689        27,199
  Other ...........................         3,891         1,212
                                         --------      --------
Total revenues ....................       194,760       148,678
Interest expense ..................        31,099        22,574
                                         --------      --------
Revenues, net of interest expense .       163,661       126,104
                                         --------      --------

Non-interest expenses:
  Compensation and benefits .......       100,687        75,621
  Floor brokerage and clearing fees         9,456         7,864
  Communications ..................        12,112        10,197
  Occupancy and equipment rental ..         4,560         3,340
  Travel and promotional ..........         4,802         3,458
  Other ...........................         5,843         5,254
                                         --------      --------
Total non-interest expenses .......       137,460       105,734
                                         --------      --------

Earnings before income taxes ......        26,201        20,370
Income taxes ......................        11,177         8,704
                                         --------      --------

Earnings from continuing operations        15,024        11,666
Earnings from discontinued
  operations, net of income taxes .          --           4,955
                                         --------      --------

Net earnings ......................      $ 15,024      $ 16,621
                                         ========      ========

Earnings per share:
  Basic:
    Continuing operations .........      $   0.63      $   0.50
    Discontinued operations .......          --            0.22
                                         --------      --------
    Net earnings ..................      $   0.63      $   0.72
                                         ========      ========
  Diluted:
    Continuing operations .........      $   0.62      $   0.50
    Discontinued operations .......          --            0.19
                                         --------      --------
    Net earnings ..................      $   0.62      $   0.69
                                         ========      ========

Weighted average shares:
  Basic ...........................        23,998        23,217
  Diluted .........................        24,232        23,514


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                 Accumulated       Total
                                                          Additional                                 Other         Stock-
                                                Common      Paid-in     Retained     Treasury    Comprehensive     holders'
                                                Stock       Capital     Earnings       Stock      Income (Loss)    Equity
                                              ----------   ----------   ---------    ----------   -------------  -----------
Balance,
  December 31, 1999 ....................      $       2    $  62,367    $ 334,742     $    (587)   $       53     $ 396,577

Exercise of stock options,
 including tax benefits
 (55,915 shares) .......................           --          1,154         --            --            --           1,154

Purchase of treasury stock
 (1,587 shares) ........................           --           --           --             (34)         --             (34)

Issuance of common stock
 (182,461 shares) ......................              1        3,401         --            --            --           3,402

Issuance of restricted stock
 (189,607 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits.........           --          3,982         --            --            --           3,982

Employee stock ownership plan
 amortization and stock purchases, net...          --            212         --            --            --             212

Quarterly dividends
 ($.05 per share per quarter) ..........           --           --         (1,210)         --            --          (1,210)

Comprehensive income:
  Net earnings .........................           --           --         15,024          --            --          15,024
  Other comprehensive
    income (loss), net of tax:
  Translation adjustment ...............           --           --           --            --            (166)         (166)
                                                                                                                  ---------
Comprehensive income ...................           --           --           --            --            --          14,858

                                              ---------    ---------    ---------     ---------     ---------     ---------
Balance,
 March 31, 2000 ........................      $       3    $  71,116    $ 348,556     $    (621)    $    (113)    $ 418,941
                                              =========    =========    =========     =========     =========     =========

     See accompanying unaudited notes to consolidated financial statements

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         Three Months Ended
                                                                     ----------------------------
                                                                       March 31,      March 26,
                                                                          2000          1999
                                                                     ------------   ------------
Cash flows from operating activities:
       Net earnings ................................................  $    15,024     $    16,621
                                                                      -----------     -----------
       Adjustments to reconcile net earnings to net cash
         used in operations:
         Depreciation and amortization .............................        2,931           2,353
         Increase in cash and securities segregated and on deposit
           for regulatory purposes .................................       (6,192)         (2,345)
         Increase in receivables:
           Brokers and dealers .....................................   (1,449,881)       (735,595)
           Customers, officers and directors .......................      (72,486)        (52,769)
         (Increase) decrease in securities owned ...................       91,077         (45,175)
         Increase in investments ...................................      (18,864)         (1,380)
         Increase in investment in discontinued operations .........         --            (8,967)
         (Increase) decrease in other assets .......................        8,608         (13,202)
         Increase in operating payables:
           Brokers and dealers .....................................    1,272,008         890,863
           Customers ...............................................      193,144          13,175
         Increase (decrease) in securities sold, not yet purchased..      (69,658)         40,641
         Decrease in accrued expenses and other liabilities ........      (12,009)       (119,156)
                                                                      -----------     -----------

                Total adjustments ..................................      (61,322)        (31,557)
                                                                      -----------     -----------

                Net cash used in operating activities ..............      (46,298)        (14,936)
                                                                      -----------     -----------


                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  Three Months Ended
                                                                                ----------------------
                                                                                March 31,    March 26,
                                                                                   2000         1999
                                                                                ----------   ---------
Cash flows from financing activities:
       Net proceeds from (payments on):
       Bank loans ............................................................    16,000      (21,000)
       Repurchase of treasury stock ..........................................       (34)     (16,957)
       Dividends paid ........................................................    (1,210)      (1,146)
       Exercise of stock options .............................................     1,154       20,337
       Issuance of common stock shares .......................................     3,402         --
       Issuance of restricted stock ..........................................     3,982        5,320
       Employee Stock Ownership Plan stock purchases..........................      (349)        --
       Capital Accumulation Plan distributions ...............................      --         55,072
       Change in proportionate share of subsidiary's equity ..................      --            512
                                                                                --------     --------
         Net cash provided by financing activities ...........................    22,945       42,138
                                                                                --------     --------
Cash flows from investing activities -
  purchase of premises and equipment .........................................    (2,199)      (1,649)
                                                                                --------     --------
Effect of foreign currency translation on cash ...............................      (166)        (453)
                                                                                --------     --------
         Net increase (decrease) in cash and cash equivalents.................   (25,718)      25,100

Cash and cash equivalents - beginning of period ..............................    77,197       55,581
                                                                                --------     --------
Cash and cash equivalents - end of period ....................................  $ 51,479     $ 80,681
                                                                                ========     ========

Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
    Interest .................................................................  $ 28,567     $ 21,327
                                                                                ========     ========
    Income taxes .............................................................  $(19,553)    $  8,043
                                                                                ========     ========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. ("Group") and all its subsidiaries ("Company"), including Jefferies & Company, Inc. ("JEFCO"). The accounts of Investment Technology Group, Inc. and all its subsidiaries (collectively "ITGI"), including its wholly owned subsidiary, ITG Inc. are included in the financial statements as discontinued operations. The accounts of W & D Securities, Inc. ("W & D") are consolidated because of the nature and extent of Group's ownership interest in W & D. The Company is primarily engaged in a single line of business, as a securities broker-dealer, which includes several types of services, such as principal and agency transactions in equity, convertible debt and high yield securities, as well as corporate finance activities.

     All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's annual report for the year ended December 31, 1999.

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     Receivable from and payable to brokers and dealers consists of the following as of March 31, 2000 (in thousands of dollars):


     Receivable from brokers and dealers:
         Securities borrowed..............................     $  3,119,995
         Securities purchased under agreements to resell..            3,030
         Other............................................          292,325
                                                               ------------
                                                               $  3,415,350
                                                               ============

     Payable to brokers and dealers:
         Securities loaned................................     $  2,879,586
         Securities sold under agreements to repurchase...           18,030
         Other............................................           38,347
                                                               ------------
                                                               $  2,935,963
                                                               ============

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 31, 2000 (in thousands of dollars):


                                                               Securities
                                                                 Sold,
                                               Securities        Not Yet
                                                 Owned         Purchased
                                                --------       ---------

      Corporate equity securities ..........    $110,414        $112,899
      High-yield securities ................      48,978           1,178
      Corporate debt securities ............      91,503           2,656
      U.S. Government and agency obligations      33,005            --
      Options ..............................       1,529              29
                                                --------        --------
                                                $285,429        $116,762
                                                ========        ========


INVESTMENTS

     Investments consist of the following as of March 31, 2000 (in thousands of dollars):


      Debt and equity investments..........................     $ 45,083
      Partnership interests................................       63,015
      Equity and debt interests in affiliates..............       29,866
                                                                --------
                                                                $137,964
                                                                ========


CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 31, 2000 (in thousands of dollars):


     Cash in banks........................................     $  35,954
     Short term investments...............................        15,525
                                                               ---------
                                                               $  51,479
                                                               =========

EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2000 and March 26, 1999 (in thousands, except per share amounts):


                                                    Three Months Ended
                                                  -------------------------
                                                  March 31,       March 26,
                                                    2000            1999
                                                  --------        ---------
Earnings from continuing operations ......        $ 15,024        $ 11,666
Earnings from discontinued operations ....            --             4,955
                                                  --------        --------
Net earnings for basic earnings per share           15,024          16,621
Adjustment - stock options on subsidiary .            --              (385)
                                                  --------        --------
Adjusted earnings - diluted calculation ..        $ 15,024        $ 16,236
                                                  ========        ========

Shares for basic and diluted calculations:
Average number of common shares ..........          23,998          23,200
Capital Accumulation Plan unissued shares             --                17
                                                  --------        --------
Average shares used in basic computation .          23,998          23,217
Stock options ............................             168             261
Other unissued common stock equivalents ..              66              36
                                                  --------        --------
Average shares used in diluted computation          24,232          23,514
                                                  ========        ========

Earnings per share:
Basic:
Earnings from continuing operations ......        $   0.63        $   0.50
Earnings from discontinued operations ....            --              0.22
                                                  --------        --------
Net earnings .............................        $   0.63        $   0.72
                                                  ========        ========
Diluted:
Earnings from continuing operations ......        $   0.62        $   0.50
Earnings from discontinued operations ....            --              0.19
                                                  --------        --------
Net earnings .............................        $   0.62        $   0.69
                                                  ========        ========

OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at March 31, 2000 and for the three months then ended (in thousands of dollars):

                                            Before-Tax        Income Tax           Net-of-Tax
                                              Amount          or Benefit            Amount
                                            ----------       ------------          ---------
Currency translation adjustments .......      $(166)          $        --            $(166)
Minimum pension liability adjustment....       --                      --             --
                                              -----           -----------            -----
Other comprehensive income (loss) ......      $(166)          $        --            $(166)
                                              =====           ===========            =====


                                                               Minimum            Accumulated
                                             Currency          Pension               Other
                                            Translation       Liability           Comprehensive
                                            Adjustments       Adjustment          Income (Loss)
                                            ----------       -----------          -------------
Beginning at December 31, 1999..........      $ 236              $(183)               $  53
Change in first quarter of 2000.........       (166)              --                   (166)
                                              -----              -----                -----
Ending at March 31, 2000 ...............      $  70              $(183)               $(113)
                                              =====              =====                =====


     The following summarizes other comprehensive income and accumulated other comprehensive income at March 26, 1999 and for the three months then ended (in thousands of dollars):

                                            Before-Tax        Income Tax         Net-of-Tax
                                              Amount          or Benefit           Amount
                                            ----------       ------------        ---------
Currency translation adjustments ......       $(453)          $     --            $(453)
Minimum pension liability adjustment...        --                   --             --
                                              -----           ----------          -----
Other comprehensive income (loss) .....       $(453)          $     --            $(453)
                                              =====           ==========          =====

                                                                Minimum          Accumulated
                                              Currency          Pension             Other
                                            Translation        Liability        Comprehensive
                                            Adjustments        Adjustment       Income (Loss)
                                            -----------        ----------       -------------
Beginning at December 31, 1998.........       $   (49)          $(1,669)          $(1,718)
Change in first quarter of 1999........          (453)             --                (453)
                                              -------           -------           -------
Ending at March 26, 1999 ..............       $  (502)          $(1,669)          $(2,171)
                                              =======           =======           =======

     Comprehensive income for the three months ended March 31, 2000 and March 26, 1999 was as follows:

                                    March 31,          March 26,
                                      2000               1999
                                    ---------          ---------
Net earnings .............          $ 15,024           $ 16,621
Other comprehensive income              (166)              (453)
                                    --------           --------
Comprehensive income .....          $ 14,858           $ 16,168
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

     Net capital changes from day to day, but as of March 31, 2000, JEFCO's and W & D's net capital was $219.3 million and $2.3 million, respectively, which exceeded minimum net capital requirements by $208.6 million and $2.1 million, respectively.

QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):


                                1st Qtr.
                                --------
     2000....................     $.05
     1999....................     $.05


OFF-BALANCE SHEET RISK

     In the normal course of business, the Company had letters of credit outstanding aggregating $33.0 million at March 31, 2000, to satisfy various collateral requirements in lieu of depositing cash or securities.

SEGMENT REPORTING

     The Company's business is predominantly in the United States with under 8% of revenues and under 2% of assets attributable to international operations.

     On April 27, 1999, Group and ITGI consummated the separation of ITGI from the other Group businesses.

     Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

                  COMPONENTS OF DISCONTINUED OPERATIONS OF ITGI


                                                     MARCH 26,
                                                        1999
                                                     ---------
Net earnings of ITGI ........................          $8,359
Less: Company's net spin-off related expenses           1,778
Less: Minority interest in ITGI .............           1,626
                                                       ------
Discontinued operations of ITGI .............          $4,955
                                                       ======

Cash paid for interest and income taxes

     The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITGI (in thousands of dollars).


                                                       MARCH 26,
                                                         1999
                                                       ---------
Interest paid........................................     $   28
Income taxes paid....................................     $7,074

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased $1,421.8 million from $2,896.3 million at December 31, 1999 to $4,318.1 million at March 31, 2000. The increase in assets is mostly due to an increase in the balances associated with JEFCO's securities borrowed and loaned matched book business.

FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999

     Revenues, net of interest expense, increased 30% to $163.7 million, compared to $126.1 million for the first quarter of 1999. The increase was due primarily to a $23.1 million, or 41%, increase in principal transactions, an $8.9 million, or 18%, increase in commissions, a $2.7 million, or 221%, increase in other income, a $909,000, or 6%, increase in corporate finance and a $2.0 million, or 42%, increase in net interest income (interest revenues less interest expense). Commissions and principal transactions revenue increased mostly due to the Equities and International Divisions. Corporate finance revenues increased due to an increase in advisory fees. Net interest income was up mostly due to increased interest income on proprietary securities positions. Other income increased due mostly to fees related to asset management.

     Total non-interest expenses increased 30% to $137.5 million, compared to $105.7 million for the first quarter of 1999. Compensation and benefits increased $25.1 million, or 33%, mostly due to an increase in incentive based compensation accruals. Communications increased $1.9 million, or 19%, due mostly to increased trade volume. Floor brokerage and clearing fees increased $1.6 million, or 20%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $1.3 million, or 39%, primarily due to higher expenses associated with account executive T&Es and customer events. Occupancy and equipment rental increased $1.2 million, or 37%, mostly due to higher office rental expenses. Other expense increased $589,000, or 11%, primarily due to higher provision for general litigation expenses and consulting expenses.

     Earnings before income taxes were up 29% to $26.2 million, compared to $20.4 million for the same prior year period. The effective tax rate was approximately 42.7% for both the first quarter of 2000 and the first quarter of 1999. Earnings from continuing operations were up $3.3 million to $15.0 million, compared to $11.7 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, amounted to zero in the first quarter of 2000, due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $0.63 for the first quarter of 2000 on 23,998,000 shares compared to $0.50 in the 1999 period on 23,217,000 shares. Diluted earnings from continuing operations per share were $0.62 for the first quarter of 2000 on 24,232,000 shares compared to $0.50 in the comparable 1999 period on 23,514,000 shares.

     Basic net earnings per share were $0.63 for the first quarter of 2000 on 23,998,000 shares compared to $0.72 in the 1999 period on 23,217,000 shares. Diluted net earnings per share were $0.62 for the first quarter of 2000 on 24,232,000 shares compared to $0.69 in the comparable 1999 period on 23,514,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

     During June 1999, JEFCO obtained an NASD Regulation approved $120,000,000 revolving credit facility to be used in connection with underwriting activities. The revolving credit facility terminates in June 2001. Loans under this facility bear interest at 2.5% over either the Federal funds rate or the London Interbank Offered Rate. There have been no borrowings against the revolving credit facility.

REVENUES BY SOURCE

     The following provides a breakdown of total revenues by source for the three months ended March 31, 2000 and March 26, 1999.


                                                             Three Months Ended
                                            -----------------------------------------------------
                                                March 31, 2000               March 26, 1999
                                            -----------------------      ------------------------
                                                            % of                          % of
                                                            Total                         Total
                                             Amount        Revenues       Amount         Revenues
                                            ---------      --------       ------        ----------
                                                           (Dollars in thousands)
Commissions and principal transactions:
  Equities ............................      $ 92,109            47%      $ 68,742            46%
  International .......................        24,753            13         14,806            10
  High Yield ..........................        11,907             6         14,361            10
  Convertible .........................         6,982             4          5,196             3
  Other proprietary trading ...........         2,212             1          2,854             2
                                             --------      --------       --------      --------
    Total .............................       137,963            71        105,959            71
Corporate finance .....................        15,217             8         14,308            10
Interest ..............................        37,689            19         27,199            18
Other .................................         3,891             2          1,212             1
                                             --------      --------       --------      --------
Total revenues ........................      $194,760           100%      $148,678           100%
                                             ========      ========       ========      ========

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



                                                   JEFFERIES GROUP, INC.
                                                ---------------------------
                                                      (Registrant)



Date:      May 12, 2000                   By:      /s/   Joseph A. Schenk
       -------------------                   --------------------------------
                                                   Joseph A. Schenk
                                                   Chief Financial Officer