Form 10-Q
period 2000-06-30
JEFFERIES GROUP INC /DE/
filed 2000-08-11
CIK 1084580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 30, 2000
                                          --------------------

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    -----------


                         Commission file number 1-14947


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


            DELAWARE                                             95-4719745
--------------------------------------                       ------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)


 11100 Santa Monica Blvd., Los Angeles, California                 90025
-----------------------------------------------------            ----------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:      (310) 445-1199
                                                      ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

As of June 30, 2000, the registrant had 24,284,119 common shares, $.0001 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2000


                                                                                                Page
   PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition -
                June 30, 2000 (unaudited) and December 31, 1999..............................     3

              Consolidated Statements of Earnings (unaudited) -
                Three Months and Six Months Ended June 30, 2000 and June 25, 1999............     4

              Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                Six Months Ended June 30, 2000...............................................     5

              Consolidated Statements of Cash Flows (unaudited) -
                Six Months Ended June 30, 2000 and June 25, 1999.............................     6

              Notes to Consolidated Financial Statements (unaudited).........................     8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................    14

     Item 4.  Submission of Matters to a Vote of Security Holders............................    17

   PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................................    17

     Item 6.  Exhibits and Reports on Form 8-K...............................................    17


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             June 30,               December 31,
                                                                               2000                     1999
                                                                      --------------------    --------------------
      ASSETS                                                               (unaudited)

      Cash and cash equivalents.................................      $             94,032    $             77,197
      Cash and securities segregated and on deposit for
       regulatory purposes or deposited with clearing and
       depository organizations.................................                    63,010                  18,317
      Receivable from brokers and dealers.......................                 3,292,141               1,965,469
      Receivable from customers, officers and directors.........                   216,856                 226,449
      Securities owned..........................................                   274,888                 376,506
      Investments...............................................                   130,502                 119,100
      Premises and equipment....................................                    37,842                  39,117
      Other assets..............................................                    75,995                  74,097
                                                                      --------------------    --------------------
                                                                      $          4,185,266    $          2,896,252
                                                                      ====================    ====================

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Bank loans................................................      $             77,000    $                 --
      Payable to brokers and dealers............................                 2,818,172               1,663,955
      Payable to customers......................................                   313,357                 271,811
      Securities sold, not yet purchased........................                   193,346                 186,420
      Accrued expenses and other liabilities....................                   210,512                 228,004
                                                                      --------------------    --------------------
                                                                                 3,612,387               2,350,190
      Long-term debt............................................                   149,533                 149,485
                                                                      --------------------    --------------------
                                                                                 3,761,920               2,499,675
                                                                      --------------------    --------------------

      STOCKHOLDERS' EQUITY:
        Preferred stock, $.0001 par value. Authorized
          10,000,000 shares; none issued........................                        --                      --
        Common stock, $.0001 par value. Authorized
          100,000,000 shares; issued 24,687,758 shares in 2000
          and 24,027,899 shares in 1999.........................                         2                       2
        Additional paid-in capital..............................                    73,040                  62,367
        Retained earnings.......................................                   359,706                 334,742
        Less:
          Treasury stock, at cost, 403,639 shares in 2000 and
            28,012 shares in 1999...............................                    (8,518)                   (587)
          Accumulated other comprehensive income (loss):
            Currency translation adjustments....................                      (701)                    236
            Additional minimum pension liability................                      (183)                   (183)
                                                                      --------------------    --------------------
          Total accumulated other comprehensive income (loss)...                      (884)                     53
                                                                      --------------------    --------------------
              Total stockholders' equity........................                   423,346                 396,577
                                                                      --------------------    --------------------
                                                                      $          4,185,266    $          2,896,252
                                                                      ====================    ====================

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended                    Six Months Ended
                                             --------------------------------     ---------------------------------
                                                 June 30,          June 25,          June 30,             June 25,
                                                   2000              1999              2000                 1999
                                             --------------    --------------     --------------     --------------
Revenues:
  Commissions.........................       $       54,070    $       49,698     $      112,650     $       99,383
  Principal transactions..............               59,037            58,615            138,420            114,889
  Corporate finance...................               19,657            35,984             34,874             50,292
  Interest ...........................               46,962            28,943             84,651             56,142
  Asset management....................                2,214               979              4,308                979
  Other ..............................                  678             1,110              2,475              2,322
                                             --------------    --------------     --------------     --------------
Total revenues........................              182,618           175,329            377,378            324,007
Interest expense......................               38,277            24,866             69,376             47,440
                                             --------------    --------------     --------------     --------------
Revenues, net of interest expense.....              144,341           150,463            308,002            276,567
                                             --------------    --------------     --------------     --------------

Non-interest expenses:
  Compensation and benefits...........               87,530            91,892            188,217            167,513
  Floor brokerage and clearing fees...                9,309             8,301             18,765             16,165
  Communications......................               11,598            10,898             23,710             21,095
  Occupancy and equipment rental......                4,605             3,785              9,165              7,125
  Travel and promotional..............                4,960             4,135              9,762              7,593
  Other...............................                4,958             6,405             10,801             11,659
                                             --------------    --------------     --------------     --------------
Total non-interest expenses...........              122,960           125,416            260,420            231,150
                                             --------------    --------------     --------------     --------------

Earnings before income taxes..........               21,381            25,047             47,582             45,417
Income taxes..........................                9,009            10,270             20,186             18,974
                                             --------------    --------------     --------------     --------------

Earnings from continuing operations...               12,372            14,777             27,396             26,443
Earnings from discontinued
  operations, net of income taxes.....                   --             6,192                 --             11,147
                                             --------------    --------------     --------------     --------------

Net earnings..........................       $       12,372    $       20,969     $       27,396     $       37,590
                                             ==============    ==============     ==============     ==============

Earnings per share:
  Basic:
    Continuing operations.............       $         0.51    $         0.62     $         1.14     $         1.12
    Discontinued operations...........                   --              0.26                 --               0.47
                                             --------------    --------------     --------------     --------------
    Net earnings......................       $         0.51    $         0.88     $         1.14     $         1.59
                                             ==============    ==============     ==============     ==============
  Diluted:
    Continuing operations.............       $         0.51    $         0.61     $         1.13     $         1.11
    Discontinued operations...........                   --              0.26                 --               0.45
                                             --------------    --------------     --------------     --------------
    Net earnings......................       $         0.51    $         0.87     $         1.13     $         1.56
                                             ==============    ==============     ==============     ==============

Weighted average shares:
  Basic...............................               24,052            23,936             24,000             23,576
  Diluted.............................               24,258            24,114             24,217             23,808

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              Accumulated        Total
                                                    Additional                                   Other           Stock-
                                        Common       Paid-in      Retained      Treasury     Comprehensive      holders'
                                         Stock       Capital      Earnings       Stock       Income (Loss)       Equity
                                      ----------------------------------------------------------------------------------
Balance,
 December 31, 1999..............             $2         $62,367     $334,742        $(587)           $53        $396,577

Exercise of stock options,
 including tax benefits
 (66,354 shares)................             --           1,274           --           --             --           1,274

Purchase of treasury stock
 (375,627 shares)...............             --              --           --       (7,931)            --          (7,931)

Issuance of common stock
 (182,461 shares)...............             --           3,402           --           --             --           3,402

Issuance of restricted stock
 (411,044 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits.             --           5,269           --           --             --           5,269

Employee stock ownership plan
 amortization and stock
 purchases, net.................             --             728           --           --             --             728

Quarterly dividends
 ($.05 per share per quarter)...             --              --       (2,432)          --             --          (2,432)

Comprehensive income:
  Net earnings..................             --              --       27,396           --             --          27,396
  Other comprehensive
    income (loss), net of tax:
  Translation adjustment........             --              --           --           --           (937)           (937)
                                                                                                               ---------
Comprehensive income............             --              --           --           --             --          26,459

                                      ----------------------------------------------------------------------------------
Balance,
 June  30, 2000.................             $2         $73,040     $359,706     $ (8,518)         $(884)       $423,346
                                      ==================================================================================

     See accompanying unaudited notes to consolidated financial statements

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                Six Months Ended
                                                                     -------------------------------------
                                                                          June 30,           June 25,
                                                                            2000               1999
                                                                     ----------------   ----------------

Cash flows from operating activities:

       Net earnings............................................      $         27,396   $         37,590
                                                                     ----------------   ----------------

       Adjustments to reconcile net earnings to net cash
         used in operations:
         Depreciation and amortization.........................                 5,697              4,473
         (Increase) decrease in cash and securities segregated
           and on deposit for regulatory purposes..............               (44,693)            45,267
         (Increase) decrease in receivables:
           Brokers and dealers.................................            (1,326,672)          (911,414)
           Customers, officers and directors...................                 9,593            (92,444)
         (Increase) decrease in securities owned...............               101,618           (120,409)
         Increase in investments...............................               (11,402)            (7,254)
         Increase in investment in discontinued operations.....                  --               41,534
         Increase in other assets..............................                (1,898)           (28,871)
         Increase in operating payables:
           Brokers and dealers.................................             1,154,217            995,949
           Customers...........................................                41,546             (3,882)
         Increase in securities sold, not yet purchased........                 6,926             52,573
         Decrease in accrued expenses and other liabilities....               (17,492)           (67,637)
                                                                     ----------------   ----------------

                Total adjustments..............................               (82,560)           (92,115)
                                                                     ----------------   ----------------

                Net cash used in operating activities..........               (55,164)           (54,525)
                                                                     ----------------   ----------------


                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 Six Months Ended
                                                                     ------------------------------------
                                                                           June 30,           June 25,
                                                                             2000               1999
                                                                     ----------------    ----------------

Cash flows from financing activities:

       Net proceeds from (payments on):
       Bank loans................................................              77,000             (21,000)
       Repurchase of treasury stock..............................              (7,931)            (17,000)
       Dividends paid............................................              (2,432)             (2,343)
       Exercise of stock options.................................               1,274              27,710
       Issuance of common stock shares...........................               3,402                  --
       Issuance of restricted stock..............................               5,269               6,570
       Employee Stock Ownership Plan stock purchases.............                (349)                 --
       Capital Accumulation Plan distributions...................                  --              55,072
       Change in proportionate share of subsidiary's equity......                  --               1,121
                                                                     ----------------    ----------------

          Net cash provided by financing activities..............              76,233              50,130
                                                                     ----------------    ----------------

Cash flows from investing activities -
  purchase of premises and equipment.............................              (3,297)             (7,603)
                                                                     ----------------    ----------------

Effect of foreign currency translation on cash...................                (937)               (640)
                                                                     ----------------    ----------------

          Net increase (decrease) in cash and cash equivalents...              16,835             (12,638)

Cash and cash equivalents - beginning of period..................              77,197              55,581
                                                                     ----------------    ----------------

Cash and cash equivalents - end of period........................    $         94,032    $         42,943
                                                                     ================    ================

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest.....................................................    $         66,786    $         45,783
                                                                     ================    ================
    Income taxes.................................................    $          1,051    $          8,701
                                                                     ================    ================

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     Receivable from and payable to brokers and dealers consists of the following as of June 30, 2000 (in thousands of dollars):

     Receivable from brokers and dealers:
         Securities borrowed..............................     $    3,060,279
         Securities purchased under agreements to resell..              2,597
         Other............................................            229,265
                                                               --------------
                                                               $    3,292,141
                                                               ==============

     Payable to brokers and dealers:
         Securities loaned................................     $    2,722,237
         Securities sold under agreements to repurchase...              2,597
         Other............................................             93,338
                                                               --------------
                                                               $    2,818,172
                                                               ==============

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 30, 2000 (in thousands of dollars):

                                                                                        Securities
                                                                                          Sold,
                                                                   Securities            Not Yet
                                                                     Owned              Purchased
                                                               ----------------     ----------------
     Corporate equity securities..........................     $        156,126     $        184,440
     High-yield securities................................               70,146                6,714
     Corporate debt securities............................               43,983                1,338
     U.S. Government and agency obligations...............                3,403                   --
     Options..............................................                1,230                  854
                                                               ----------------     ----------------
                                                               $        274,888     $        193,346
                                                               ================     ================

INVESTMENTS

     Investments consist of the following as of June 30, 2000 (in thousands of dollars):

     Debt and equity investments..........................     $         21,620
     Partnership interests................................               63,542
     Equity and debt interests in affiliates..............               45,340
                                                               ----------------
                                                               $        130,502
                                                               ================

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 30, 2000 (in thousands of dollars):

     Cash in banks........................................     $         90,040
     Short term investments...............................                3,992
                                                               ----------------
                                                               $         94,032
                                                               ================

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 30, 2000 and June 25, 1999 (in thousands, except per share amounts):

                                                           Three Months Ended                    Six Months Ended
                                                    -------------------------------    -------------------------------
                                                        June 30,        June 25,          June 30,         June 25,
                                                          2000            1999              2000             1999
                                                    -------------    --------------    -------------    --------------
     Earnings from continuing operations.....       $      12,372    $       14,777    $      27,396     $      26,443
     Earnings from discontinued operations...                  --             6,192               --            11,147
                                                    -------------    --------------    -------------    --------------
     Net earnings for basic earnings per share             12,372            20,969           27,396            37,590
     Adjustment  - stock options on subsidiary                 --               (35)              --              (420)
                                                    -------------    --------------    -------------    --------------
     Adjusted earnings - diluted calculation.       $      12,372    $       20,934    $      27,396     $      37,170
                                                    =============    ==============    =============    ==============

     Shares for basic and diluted calculations:
     Average number of common shares.........              24,052            23,936           24,000            23,568
     Capital Accumulation Plan unissued shares                 --                --               --                 8
                                                    -------------    --------------    -------------    --------------
     Average shares used in basic computation              24,052            23,936           24,000            23,576
     Stock options...........................                 147               166              155               208
     Other unissued common stock equivalents.                  59                12               62                24
                                                    -------------    --------------    -------------    --------------
     Average shares used in diluted
     computation.............................              24,258            24,114           24,217            23,808
                                                    =============    ==============    =============    ==============

     Earnings per share:
     Basic:
     Earnings from continuing operations.....       $        0.51    $         0.62    $        1.14     $        1.12
     Earnings from discontinued operations...                  --              0.26               --              0.47
                                                    -------------    --------------    -------------    --------------
     Net earnings............................       $        0.51    $         0.88    $        1.14     $        1.59
                                                    =============    ==============    =============    ==============
     Diluted:
     Earnings from continuing operations.....       $        0.51    $         0.61    $        1.13     $        1.11
     Earnings from discontinued operations...                  --              0.26               --              0.45
                                                    -------------    --------------    -------------    --------------
     Net earnings............................       $        0.51    $         0.87    $        1.13     $        1.56
                                                    =============    ==============    =============    ==============

ASSET MANAGEMENT

     The following summarizes revenues from asset management for the three month and six month periods ended June 30, 2000 and June 25, 1999 (in thousands, except per share amounts):

                                        Three Months Ended                         Six Months Ended
                               --------------------------------------    -------------------------------------
                                     June 30,            June 25,             June 30,             June 25,
                                       2000                1999                 2000                 1999
                               -----------------    -----------------    ----------------     ----------------
     HIGH YIELD                 $                   $                    $                    $
     Performance based....                1,509                   --               3,010                   --
     Asset based..........                  349                   --                 427                   --
     INTERNATIONAL........                  356                  979                 871                  979
                               ----------------     ----------------     ---------------      ---------------
     Total  ..............      $         2,214     $            979     $         4,308      $           979
                               ================     ================     ===============      ===============

OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 30, 2000 and for the three months then ended (in thousands of dollars):

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                                                           Before-Tax           Income Tax            Net-of-Tax
                                                             Amount             or Benefit              Amount
                                                      ------------------     ----------------      -----------------
     Currency translation adjustments............     $             (771)    $             --      $            (771)
     Minimum pension liability adjustment........                     --                   --                     --
                                                      ------------------     ----------------      -----------------
     Other comprehensive income (loss)...........     $             (771)    $             --      $            (771)
                                                      ==================     ================      =================

                                                                                 Minimum             Accumulated
                                                           Currency              Pension                Other
                                                          Translation           Liability           Comprehensive
                                                          Adjustments           Adjustment          Income (Loss)
                                                      ------------------     ----------------     ------------------
     Beginning at March 31, 2000.................     $               70     $           (183)    $             (113)
     Change in second quarter of 2000............                   (771)                  --                   (771)
                                                      ------------------     ----------------     ------------------
     Ending at June 30, 2000.....................     $             (701)    $           (183)    $             (884)
                                                      ==================     ================     ==================

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 25, 1999 and for the three months then ended (in thousands of dollars):


                                                           Before-Tax           Income Tax              Net-of-Tax
                                                             Amount             or Benefit                Amount
                                                      -------------------    -----------------     ------------------
     Currency translation adjustments............     $              (187)   $              --     $             (187)
     Minimum pension liability adjustment........                      --                   --                     --
                                                      -------------------    -----------------     ------------------
     Other comprehensive income (loss)...........     $              (187)   $              --     $             (187)
                                                      ===================    =================     ==================



                                                                                   Minimum             Accumulated
                                                             Currency              Pension                Other
                                                           Translation            Liability            Comprehensive
                                                           Adjustments            Adjustment          Income (Loss)
                                                      -------------------    ------------------    ------------------
     Beginning at March 26, 1999.................     $              (502)   $           (1,669)   $           (2,171)
     Change in second quarter of 1999............                    (187)                   --                  (187)
                                                      -------------------    ------------------    ------------------
     Ending at June 25, 1999.....................     $              (689)   $           (1,669)   $           (2,358)
                                                      ===================    ==================    ==================

     Comprehensive income for the three months ended June 30, 2000 and June 25, 1999 was as follows:

                                                            June 30,               June 25,
                                                              2000                   1999
                                                      -------------------    -------------------
     Net earnings................................     $            12,372    $            20,969
     Other comprehensive income..................                    (771)                  (187)
                                                      -------------------    -------------------
     Comprehensive income........................     $            11,601    $            20,782
                                                      ===================    ===================

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 30, 2000 and for the six months then ended (in thousands of dollars):

                                                           Before-Tax            Income Tax             Net-of-Tax
                                                             Amount             or Benefit                Amount
                                                      -------------------    -----------------     ------------------
     Currency translation adjustments............     $              (937)   $              --     $             (937)
     Minimum pension liability adjustment........                      --                   --                     --
                                                      -------------------    -----------------     ------------------
     Other comprehensive income (loss)...........     $              (937)   $              --     $             (937)
                                                      ===================    =================     ==================

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                                                                                   Minimum             Accumulated
                                                            Currency               Pension                Other
                                                           Translation            Liability            Comprehensive
                                                          Adjustments            Adjustment           Income (Loss)
                                                      -------------------    -----------------    -------------------
     Beginning at December 31, 1999..............     $               236    $            (183)   $                53
     Change in first half of 2000................                    (937)                  --                   (937)
                                                      -------------------    -----------------    -------------------
     Ending at June 30, 2000.....................     $              (701)   $            (183)   $              (884)
                                                      ===================    =================    ===================

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 25, 1999 and for the six months then ended (in thousands of dollars):

                                                           Before-Tax           Income Tax              Net-of-Tax
                                                             Amount             or Benefit                Amount
                                                      -------------------    -----------------     ------------------
     Currency translation adjustments............     $              (640)   $              --     $             (640)
     Minimum pension liability adjustment........                      --                   --                     --
                                                      -------------------    -----------------     ------------------
     Other comprehensive income (loss)...........     $              (640)   $              --     $             (640)
                                                      ===================    =================     ==================

                                                                                   Minimum             Accumulated
                                                             Currency              Pension                Other
                                                           Translation            Liability            Comprehensive
                                                           Adjustments            Adjustment          Income (Loss)
                                                      -------------------    ------------------    ------------------
     Beginning at December 31, 1998..............     $               (49)   $           (1,669)   $           (1,718)
     Change in first half of 1999................                    (640)                   --                  (640)
                                                      -------------------    ------------------    ------------------
     Ending at June 25, 1999.....................     $              (689)   $           (1,669)   $           (2,358)
                                                      ===================    ==================    ==================

     Comprehensive income for the six months ended June 30, 2000 and June 25, 1999 was as follows:

                                                            June 30,               June 25,
                                                              2000                   1999
                                                      -------------------    -------------------
     Net earnings................................     $            27,396    $            37,590
     Other comprehensive income..................                    (937)                  (640)
                                                      -------------------    -------------------
     Comprehensive income........................     $            26,459    $            36,950
                                                      ===================    ===================

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

     Net capital changes from day to day, but as of June 30, 2000, JEFCO's and W & D's net capital was $207.3 million and $2.3 million, respectively, which exceeded minimum net capital requirements by $201.2 million and $2.0 million, respectively.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                  1st Qtr.     2nd Qtr.
                  --------     --------
     2000.......     $.05      $.05
     1999.......     $.05      $.05

OFF-BALANCE SHEET RISK

     In the normal course of business, the Company had letters of credit outstanding aggregating $33.0 million at June 30, 2000, to satisfy various collateral requirements in lieu of depositing cash or securities.

SEGMENT REPORTING

     The Company's business is predominantly in the United States with approximately 8% of revenues and 2% of assets attributable to international operations.

     On April 27, 1999, Group and ITGI consummated the separation of ITGI from the other Group businesses.

     Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

                  COMPONENTS OF DISCONTINUED OPERATIONS OF ITGI

                                                                THREE MONTHS       SIX MONTHS ENDED
                                                                   ENDED
                                                              -----------------    -----------------
                                                               JUNE 25, 1999        JUNE 25, 1999
                                                              -----------------    -----------------
     Net earnings of ITGI..............................       $             779    $           9,137
     Deferred taxes on ITGI's IPO gain.................                  12,843               12,843
     Less: Write-off of goodwill on JEF related to ITGI                   5,207                5,207
     Less: Company's net spin-off related expenses.....                   2,071                3,848
     Less: Minority interest in ITGI...................                     152                1,778
                                                              -----------------    -----------------
     Discontinued operations of ITGI...................       $           6,192    $          11,147
                                                              =================    =================

Cash paid for interest and income taxes

     The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITGI (in thousands of dollars).

                                                              JUNE 25,
                                                                1999
                                                           ----------------
     Interest paid...................................      $       31
     Income taxes paid...............................      $    6,538

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased $1,289.0 million from $2,896.3 million at December 31, 1999 to $4,185.3 million at June 30, 2000. The increase in assets is mostly due to an increase in the balances associated with JEFCO's securities borrowed and loaned matched book business.

SECOND QUARTER 2000 VERSUS SECOND QUARTER 1999

     Revenues, net of interest expense, decreased 4% to $144.3 million, compared to $150.5 million for the second quarter of 1999. The decrease was due primarily to a $16.3 million, or 45%, decrease in corporate finance, partially offset by a $4.6 million, or 113%, increase in net interest income (interest revenues less interest expense), a $4.4 million, or 9%, increase in commissions, a $1.2 million, or 126%, increase in asset management and a $422,000, or 1%, increase in principal transactions. Commissions and principal transactions revenue increased mostly due to the International and Equities Divisions. Corporate finance revenues decreased due to a reduction in high yield debt underwritings. Net interest income was up mostly due to increased interest income on proprietary securities positions and from securities borrowed. Asset management increased due to the Opportunity Funds, two of which began trading in January 2000. Other income decreased due to a decrease in correspondent revenues.

     Total non-interest expenses decreased 2% to $123.0 million, compared to $125.4 million for the second quarter of 1999. Compensation and benefits decreased $4.4 million, or 5%, mostly due to a decrease in incentive based compensation accruals. Other expense decreased $1.4 million or 23%, primarily due to a reduction in general litigation expenses. Floor brokerage and clearing fees increased $1.0 million, or 12%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $825,000, or 20%, primarily due to increased business travel. Occupancy and equipment rental increased $820,000, or 22%, mostly due to higher office rental expenses. Communications increased $700,000, or 6%, due mostly to increased trade volume.

     Earnings before income taxes were down 15% to $21.4 million, compared to $25.0 million for the same prior year period. The effective tax rate was approximately 42% for the second quarter of 2000 compared to 41% for the second quarter of 1999. Earnings from continuing operations were down $2.4 million to $12.4 million, compared to $14.8 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, amounted to zero in the second quarter of 2000, due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $0.51 for the second quarter of 2000 on 24,052,000 shares compared to $0.62 in the 1999 period on 23,936,000 shares. Diluted earnings from continuing operations per share were $0.51 for the second quarter of 2000 on 24,258,000 shares compared to $0.61 in the comparable 1999 period on 24,114,000 shares.

     Basic net earnings per share were $0.51 for the second quarter of 2000 on 24,052,000 shares compared to $0.88 in the 1999 period on 23,936,000 shares. Diluted net earnings per share were $0.51 for the second quarter of 2000 on 24,258,000 shares compared to $0.87 in the comparable 1999 period on 24,114,000 shares.

FIRST HALF 2000 VERSUS FIRST HALF 1999

     Revenues, net of interest expense, increased 11% to $308.0 million, compared to $276.6 million for the first half of 1999. The increase was due primarily to a $23.5 million, or 20%, increase in principal transactions, a $13.3 million, or 13%, increase in commissions, a $6.6 million, or 76%, increase in net interest income (interest revenues less interest expense), a $3.3 million, or 340%, increase in asset management, partially offset by a $15.4 million, or 31%, decrease in corporate finance. Commissions and principal transactions revenue increased mostly due to the

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

Equities and International Divisions. Corporate finance revenues decreased due to a reduction in high yield debt underwritings. Net interest income was up mostly due to increased interest income on proprietary securities positions. Asset management increased due to the Opportunity Funds, two of which began trading in January 2000. Other income remained relatively unchanged.

     Total non-interest expenses increased 13% to $260.4 million, compared to $231.2 million for the first half of 1999. Compensation and benefits increased $20.7 million, or 12%, mostly due to an increase in incentive based compensation accruals. Communications increased $2.6 million, or 12%, due mostly to increased trade volume. Floor brokerage and clearing fees increased $2.6 million, or 16%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $2.2 million, or 29%, primarily due to higher expenses associated with account executive T&Es and customer events. Occupancy and equipment rental increased $2.0 million, or 29%, mostly due to higher office rental expenses. Other expense decreased $858,000, or 7%, primarily due to a reduction in general litigation expenses.

     Earnings before income taxes were up 5% to $47.6 million, compared to $45.4 million for the same prior year period. The effective tax rate was approximately 42% for both the first half of 2000 and 1999. Earnings from continuing operations were up $1.0 million to $27.4 million, compared to $26.4 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, amounted to zero in the first half of 2000, due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $1.14 for the first half of 2000 on 24,000,000 shares compared to $1.12 in the 1999 period on 23,576,000 shares. Diluted earnings from continuing operations per share were $1.13 for the first half of 2000 on 24,217,000 shares compared to $1.11 in the comparable 1999 period on 23,808,000 shares.

     Basic net earnings per share were $1.14 for the first half of 2000 on 24,000,000 shares compared to $1.59 in the 1999 period on 23,576,000 shares. Diluted net earnings per share were $1.13 for the first half of 2000 on 24,217,000 shares compared to $1.56 in the comparable 1999 period on 23,808,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

     During June 2000, JEFCO terminated its NASD Regulation, Inc. - approved $120 million revolving credit facility. There have been no borrowings against the revolving credit facility in either 2000 or 1999.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

REVENUES BY SOURCE

     The following provides a breakdown of total revenues by source for the three months and six months ended June 30, 2000 and June 25, 1999.

                                                                             Three Months Ended
                                                      --------------------------------------------------------------
                                                               June 30, 2000                    June 25, 1999
                                                      ----------------------------     -----------------------------
                                                                            % of                          % of
                                                                            Total                         Total
                                                            Amount        Revenues         Amount        Revenues
                                                            ------        --------        ---------      --------
                                                                         (Dollars in thousands)
     Commissions and principal transactions:
         Equities................................       $      77,450         43%        $   73,678           42%
         International...........................              19,764         11             11,523            6
         High Yield..............................               7,928          4             16,437            9
         Convertible.............................               6,060          3              5,207            3
         Other proprietary trading...............               1,905          1              1,468            1
                                                        -------------      ------        ----------       -------
         Total...................................             113,107         62            108,313           61
     Corporate finance...........................              19,657         11             35,984           21
     Interest....................................              46,962         26             28,943           16
     Asset management............................               2,214          1                979            1
     Other.......................................                 678         --              1,110            1
                                                        -------------      ------        ----------       -------
         Total revenues..........................       $     182,618        100%        $  175,329          100%
                                                        =============      ======        ==========       =======

                                                                              Six Months Ended
                                                      --------------------------------------------------------------
                                                               June 30, 2000                    June 25, 1999
                                                      -----------------------------    -----------------------------
                                                                          % of                             % of
                                                                          Total                            Total
                                                            Amount      Revenues          Amount         Revenues
                                                            ------      --------       ------------      --------
                                                                           (Dollars in thousands)
     Commissions and principal transactions:
         Equities................................       $     169,559         45%       $   142,420           44%
         International...........................              44,517         12             26,329            8
         High Yield..............................              20,616          6             30,798           10
         Convertible.............................              13,042          3             10,403            3
         Other proprietary trading...............               3,336          1              4,322            1
                                                        -------------      ------       -----------        ------
         Total...................................             251,070         67            214,272           66
     Corporate finance...........................              34,874          9             50,292           16
     Interest....................................              84,651         22             56,142           17
     Asset management............................               4,308          1                979           --
     Other.......................................               2,475          1              2,322            1
                                                        -------------      ------       -----------        ------
         Total revenues..........................       $     377,378        100%       $   324,007          100%
                                                        =============      ======       ===========        ======

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Date of Meeting -- May 26, 2000
             Type of Meeting -- Annual Meeting of Shareholders

(b)          Not applicable

(c)(1) At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

                                                                    For         Withheld      Non-vote
                                                                    ---         --------      --------
              ELECTION OF DIRECTORS
              Frank E. Baxter ............................       21,014,367       38,251         --
              W. Patrick Campbell.........................       20,850,037      202,581         --
              Richard G. Dooley...........................       21,012,665       39,953         --
              Richard B. Handler..........................       21,012,440       40,178         --
              Sheldon B. Lubar............................       21,012,665       39,953         --
              Frank J. Macchiarola........................       21,015,315       37,303         --
              John C. Shaw, Jr............................       21,014,467       38,151         --

(d)          Not applicable


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



                                                     JEFFERIES GROUP, INC.
                                                   --------------------------
                                                                (Registrant)



Date:      August 11, 2000                  By:        /s/   Joseph A. Schenk
         --------------------                      -----------------------------
                                                       Joseph A. Schenk
                                                       Chief Financial Officer