Form 10-Q
period 2000-09-29
JEFFERIES GROUP INC /DE/
filed 2000-11-09
CIK 1084580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 29, 2000
                                          --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------     ------------


                         Commission file number 1-14947


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


                    DELAWARE                                   95-4719745
-------------------------------------------------           ------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


11100 Santa Monica Blvd., Los Angeles, California                90025
--------------------------------------------------              ----------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199
                                                     -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of September 29, 2000, the registrant had 24,519,811 common shares, $.0001 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 29, 2000



                                                                                                    Page
                                                                                                    ----

      PART I.       FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Statements of Financial Condition -
                      September 29, 2000 (unaudited) and December 31, 1999.........................     3

                    Consolidated Statements of Earnings (unaudited) -
                      Three Months and Nine Months Ended September 29, 2000 and
                      September 24, 1999...........................................................     4

                    Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                      Nine Months Ended September 29, 2000.........................................     5

                    Consolidated Statements of Cash Flows (unaudited) -
                      Nine Months Ended September 29, 2000 and September 24, 1999..................     6

                    Notes to Consolidated Financial Statements (unaudited).........................     8

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................    14

      PART II.      OTHER INFORMATION

           Item 1.  Legal Proceedings..............................................................    17

           Item 6.  Exhibits and Reports on Form 8-K...............................................    17


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              September 29,     December 31,
                                                                  2000             1999
                                                              -------------     -----------
                                                                (unaudited)

ASSETS
Cash and cash equivalents ..............................      $    20,043       $    77,197
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing and
 depository organizations ..............................          111,779            18,317
Receivable from brokers and dealers ....................        2,726,281         1,965,469
Receivable from customers, officers and directors ......          256,197           226,449
Securities owned .......................................          340,572           376,506
Investments ............................................          131,896           119,100
Premises and equipment .................................           38,973            39,117
Other assets ...........................................          104,481            74,097
                                                              -----------       -----------
                                                              $ 3,730,222       $ 2,896,252
                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans .............................................      $    90,000       $      --
Payable to brokers and dealers .........................        2,242,318         1,663,955
Payable to customers ...................................          411,840           271,811
Securities sold, not yet purchased .....................          152,952           186,420
Accrued expenses and other liabilities .................          237,260           228,004
                                                              -----------       -----------
                                                                3,134,370         2,350,190
Long-term convertible debt .............................            2,792              --
Long-term debt .........................................          149,558           149,485
                                                              -----------       -----------
                                                                3,286,720         2,499,675
                                                              -----------       -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value. Authorized
    10,000,000 shares; none issued .....................             --                --
  Common stock, $.0001 par value. Authorized
    100,000,000 shares; issued 25,008,600 shares in 2000
    and 24,027,899 shares in 1999 ......................                3                 2
  Additional paid-in capital ...........................           82,312            62,367
  Retained earnings ....................................          373,201           334,742
  Less:
    Treasury stock, at cost, 488,789 shares in 2000 and
      28,012 shares in 1999 ............................          (10,383)             (587)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments .................           (1,448)              236
      Additional minimum pension liability .............             (183)             (183)
                                                              -----------       -----------
    Total accumulated other comprehensive income (loss).           (1,631)               53
                                                              -----------       -----------

        Total stockholders' equity .....................          443,502           396,577
                                                              -----------       -----------
                                                              $ 3,730,222       $ 2,896,252
                                                              ===========       ===========



     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          Three Months Ended           Nine Months Ended
                                        -----------------------     -----------------------
                                        Sept. 29,     Sept. 24,     Sept. 29,     Sept. 24,
                                          2000           1999          2000          1999
                                        ---------    ----------    ----------     ---------
Revenues:
  Commissions .....................      $ 51,411      $ 48,846      $164,061      $148,229
  Principal transactions ..........        65,445        49,046       203,865       163,935
  Corporate finance ...............        38,240        16,199        73,114        66,491
  Interest ........................        39,589        27,576       124,240        83,718
  Asset management ................         2,941           509         7,249         1,488
  Other ...........................           673         3,632         3,148         5,954
                                         --------      --------      --------      --------
Total revenues ....................       198,299       145,808       575,677       469,815
Interest expense ..................        35,047        22,725       104,423        70,165
                                         --------      --------      --------      --------
Revenues, net of interest expense .       163,252       123,083       471,254       399,650
                                         --------      --------      --------      --------

Non-interest expenses:
  Compensation and benefits .......       102,533        76,743       290,750       244,256
  Floor brokerage and clearing fees         8,719         8,155        27,484        24,320
  Communications ..................        11,526        11,437        35,236        32,532
  Occupancy and equipment rental ..         4,873         4,234        14,038        11,359
  Travel and promotional ..........         3,728         4,042        13,490        11,635
  Other ...........................         6,349         2,981        17,150        14,640
                                         --------      --------      --------      --------
Total non-interest expenses .......       137,728       107,592       398,148       338,742
                                         --------      --------      --------      --------

Earnings before income taxes ......        25,524        15,491        73,106        60,908
Income taxes ......................        10,811         6,651        30,997        25,625
                                         --------      --------      --------      --------

Earnings from continuing operations        14,713         8,840        42,109        35,283
Earnings from discontinued
  operations, net of income taxes .          --              91          --          11,238
                                         --------      --------      --------      --------

Net earnings ......................      $ 14,713      $  8,931      $ 42,109      $ 46,521
                                         ========      ========      ========      ========

Earnings per share:
  Basic:
  Continuing operations ...........      $   0.62      $   0.37      $   1.76      $   1.49
  Discontinued operations .........          --            --            --            0.47
                                         --------      --------      --------      --------
Net earnings ......................      $   0.62      $   0.37      $   1.76      $   1.96
                                         ========      ========      ========      ========
  Diluted:
  Continuing operations ...........      $   0.60      $   0.36      $   1.74      $   1.47
  Discontinued operations .........          --            0.01          --            0.46
                                         --------      --------      --------      --------
Net earnings ......................      $   0.60      $   0.37      $   1.74      $   1.93
                                         ========      ========      ========      ========

Weighted average shares:
  Basic ...........................        23,859        23,971        23,862        23,708
  Diluted .........................        24,402        24,288        24,220        23,936



     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 29, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  Accumulated          Total
                                                       Additional                                    Other             Stock-
                                        Common          Paid-in      Retained      Treasury      Comprehensive        holders'
                                         Stock          Capital      Earnings        Stock        Income (Loss)        Equity
                                      ------------   ------------- ------------   -----------     -------------    ------------
Balance,  December 31, 1999 ....      $       2      $  62,367      $ 334,742       $    (587)      $      53       $ 396,577

Exercise of stock options,
 including tax benefits
 (76,793 shares) ...............           --            1,410           --              --              --             1,410

Purchase of treasury stock
 (460,777 shares) ..............           --             --             --            (9,796)           --            (9,796)

Issuance of common stock
 (313,075 shares) ..............           --            5,678           --              --              --             5,678

Issuance of restricted stock
 (590,833 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits.              1         11,445           --              --              --            11,446

Employee stock ownership plan
 amortization and stock
 purchases, net ................           --            1,412           --              --              --             1,412

Quarterly dividends
 ($.05 per share per quarter) ..           --             --           (3,650)           --              --            (3,650)

Comprehensive income:
  Net earnings .................           --             --           42,109            --              --            42,109
  Other comprehensive income
    (loss), net of tax:
  Translation adjustment .......           --             --             --              --            (1,684)         (1,684)
                                                                                                                    ---------
Comprehensive income ...........           --             --             --              --              --            40,425
                                      ---------      ---------      ---------       ---------       ---------       ---------
Balance,  September 29, 2000 ...      $       3      $  82,312      $ 373,201       $ (10,383)      $  (1,631)      $ 443,502
                                      =========      =========      =========       =========       =========       =========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                Nine Months Ended
                                                                          ----------------------------
                                                                            Sept. 29,        Sept. 24,
                                                                              2000              1999
                                                                           -----------       ----------
Cash flows from operating activities:

   Net earnings ........................................................      $  42,109       $  46,521
                                                                              ---------       ---------

   Adjustments to reconcile net earnings to net cash used in operations:
     Depreciation and amortization .....................................          8,887           6,607
     (Increase) decrease in cash and securities segregated
       and on deposit for regulatory purposes ..........................        (93,462)          8,221
     Increase in receivables:
       Brokers and dealers .............................................       (760,812)       (251,505)
       Customers, officers and directors ...............................        (29,748)       (106,046)
     (Increase) decrease in securities owned ...........................         35,934        (110,824)
     Increase in investments ...........................................        (12,796)        (42,398)
     Decrease in investment in discontinued operations .................           --            41,487
     Increase in other assets ..........................................        (30,384)        (22,500)
     Increase in operating payables:
       Brokers and dealers .............................................        578,363         371,468
       Customers .......................................................        140,029           9,026
     Increase (decrease) in securities sold, not yet purchased .........        (33,468)         40,717
     Increase (decrease) in accrued expenses and other
       liabilities .....................................................          9,256         (47,619)
                                                                             ----------       ---------

  Total adjustments ....................................................       (188,201)       (103,366)
                                                                             ----------       ---------

  Net cash used in operating activities ................................       (146,092)        (56,845)
                                                                             ----------       ---------


                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                          Nine Months Ended
                                                                      -------------------------
                                                                      Sept. 29,       Sept. 24,
                                                                         2000           1999
                                                                      ---------       ---------
Cash flows from financing activities:

   Net proceeds from (payments on):
   Bank loans ..................................................         90,000         (21,000)
   Convertible note issuance ...................................          2,792            --
   Repurchase of treasury stock ................................         (9,796)        (17,587)
   Dividends paid ..............................................         (3,650)         (3,542)
   Exercise of stock options ...................................          1,410          28,881
   Issuance of common stock shares .............................          5,678            --
   Issuance of restricted stock ................................         11,446           8,305
   Employee Stock Ownership Plan stock purchases ...............           (349)           --
   Capital Accumulation Plan distributions .....................           --            55,072
   Change in proportionate share of subsidiary's equity.........           --             1,121
                                                                      ---------       ---------

      Net cash provided by financing activities ................         97,531          51,250
                                                                      ---------       ---------

Cash flows from investing activities -  purchase of premises and
  equipment ....................................................         (6,909)        (17,738)
                                                                      ---------       ---------

Effect of foreign currency translation on cash .................         (1,684)            377
                                                                      ---------       ---------

      Net decrease in cash and cash equivalents ................        (57,154)        (22,956)

Cash and cash equivalents - beginning of period ................         77,197          55,581
                                                                      ---------       ---------

Cash and cash equivalents - end of period ......................      $  20,043       $  32,625
                                                                      =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ...................................................      $ 102,653       $  69,060
                                                                      =========       =========
    Income taxes ...............................................      $  10,819       $  12,440
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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     Receivable from and payable to brokers and dealers consists of the following as of September 29, 2000 (in thousands of dollars):


Receivable from brokers and dealers:
Securities borrowed ...........................      $2,441,036
Securities purchased under agreements to resell           3,232
Other .........................................         282,013
                                                     ----------
                                                     $2,726,281
                                                     ==========

Payable to brokers and dealers:
Securities loaned .............................      $2,212,445
Securities sold under agreements to repurchase            3,157
Other .........................................          26,716
                                                     ----------
                                                     $2,242,318
                                                     ==========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 29, 2000 (in thousands of dollars):


                                                              Securities
                                                                Sold,
                                               Securities      Not Yet
                                                 Owned        Purchased
                                              -----------     ----------
Corporate equity securities ..............      $186,798      $147,452
High-yield securities ....................        93,261         3,769
Corporate debt securities ................        55,488           664
U.S. Government and agency obligations....         2,913          --
Options ..................................         2,112         1,067
                                                --------      --------
                                                $340,572      $152,952
                                                ========      ========

INVESTMENTS

     Investments consist of the following as of September 29, 2000 (in thousands of dollars):


Debt and equity investments ................      $ 20,394
Partnership interests ......................        53,613
Equity and debt interests in affiliates.....        57,889
                                                  --------
                                                  $131,896
                                                  ========

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 29, 2000 (in thousands of dollars):


Cash in banks ............      $16,615
Short term investments....        3,428
                                -------
                                $20,043
                                =======

THE EUROPE COMPANY LIMITED

     To expand its European capabilities, the Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.3 million in goodwill.

     The approximately $2.8 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is 28.8037 Euros (as of September 29, 2000, this was equivalent to approximately $25.45) per common share until August 4, 2003 and subsequently, the closing stock price on the date of conversion.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 29, 2000 and September 24, 1999 (in thousands, except per share amounts):


                                                   Three Months Ended          Nine Months Ended
                                               ------------------------     ------------------------
                                               Sept. 29,     Sept. 24,      Sept. 29,      Sept. 24,
                                                  2000          1999           2000          1999
                                               --------      ----------     ----------     --------
Earnings from continuing operations ......      $ 14,713      $  8,840       $ 42,109      $ 35,283
Earnings from discontinued operations ....          --              91           --          11,238
                                                --------      --------       --------      --------
Net earnings for basic earnings per share         14,713         8,931         42,109        46,521
Adjustment  - stock options on subsidiary           --              (2)          --            (422)
                                                --------      --------       --------      --------
Adjusted earnings - diluted calculation ..      $ 14,713      $  8,929       $ 42,109      $ 46,099
                                                ========      ========       ========      ========

Shares for basic and diluted calculations:
Average common shares and equivalents ....        23,859        23,971         23,862        23,702
Capital Accumulation Plan unissued shares           --            --             --               6
                                                --------      --------       --------      --------
Average shares used in basic computation .        23,859        23,971         23,862        23,708
Stock options ............................           325           302            208           207
Restricted stock .........................           218            15            150            21
                                                --------      --------       --------      --------
Average shares used in diluted computation        24,402        24,288         24,220        23,936
                                                ========      ========       ========      ========

Earnings per share:
Basic:
Earnings from continuing operations ......      $   0.62      $   0.37       $   1.76      $   1.49
Earnings from discontinued operations ....          --            --             --            0.47
                                                --------      --------       --------      --------
Net earnings .............................      $   0.62      $   0.37       $   1.76      $   1.96
                                                ========      ========       ========      ========
Diluted:
Earnings from continuing operations ......      $   0.60      $   0.36       $   1.74      $   1.47
Earnings from discontinued operations ....          --            0.01           --            0.46
                                                --------      --------       --------      --------
Net earnings .............................      $   0.60      $   0.37       $   1.74      $   1.93
                                                ========      ========       ========      ========


ASSET MANAGEMENT

     The following summarizes revenues from asset management for the three month and nine month periods ended September 29, 2000 and September 24, 1999 (in thousands, except per share amounts):


                                  Three Months Ended             Nine Months Ended
                               ------------------------      -------------------------
                               Sept. 29,      Sept. 24,        Sept. 29,      Sept. 24,
                                 2000           1999             2000           1999
                               --------      ----------       ---------       --------

HIGH YIELD (HY) .....          $               $               $               $
Performance based ...           1,883            --             4,893            --
Asset based .........             444            --               871            --
NON-HY EMPLOYEE FUNDS
Asset based .........              57            --                57            --
INTERNATIONAL .......             557             509           1,428           1,488
                               ------          ------          ------          ------
Total ...............          $2,941          $  509          $7,249          $1,488
                               ======          ======          ======          ======


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at September 29, 2000 and for the three months then ended (in thousands of dollars):


                                                      Before-Tax      Income Tax      Net-of-Tax
                                                        Amount        or Benefit        Amount
                                                      ---------       ----------      ---------
Currency translation adjustments ................       $(747)        $     --          $(747)
Minimum pension liability adjustment.............         --                --           --
                                                        -----         ---------         -----
Other comprehensive income (loss) ...............       $(747)        $     --          $(747)
                                                        =====         =========         =====


                                                                       Minimum        Accumulated
                                                       Currency        Pension          Other
                                                      Translation     Liability      Comprehensive
                                                      Adjustments     Adjustment     Income (Loss)
                                                     -------------   -----------     -------------
Beginning at June 30, 2000 ......................      $  (701)        $  (183)        $  (884)
Change in third quarter of 2000..................         (747)            --             (747)
                                                       --------        -------         -------
Ending at September 29, 2000 ....................      $(1,448)        $  (183)        $(1,631)
                                                       ========        =======         =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at September 24, 1999 and for the three months then ended (in thousands of dollars):


                                                     Before-Tax      Income Tax       Net-of-Tax
                                                       Amount        or Benefit         Amount
                                                     ----------      ----------       ---------
Currency translation adjustments ................      $1,017        $      --          $1,017
Minimum pension liability adjustment.............        --                 --            --
                                                       ------        ----------         ------
Other comprehensive income (loss) ...............      $1,017        $      --          $1,017
                                                       ======        ==========         ======


                                                                       Minimum       Accumulated
                                                       Currency        Pension          Other
                                                     Translation     Liability      Comprehensive
                                                     Adjustments     Adjustment     Income (Loss)
                                                     ------------    -----------    -------------
Beginning at June 25, 1999 ......................      $  (689)        $(1,669)        $(2,358)
Change in third quarter of 1999..................        1,017            --             1,017
                                                       -------         -------         -------
Ending at September 24, 1999 ....................      $   328         $(1,669)        $(1,341)
                                                       =======         =======         =======

     Comprehensive income for the three months ended September 29, 2000 and September 24, 1999 was as follows:

                                                     Sept. 29,       Sept. 24,
                                                       2000            1999
                                                    ---------        ---------
Net earnings ....................................    $ 14,713         $  8,931
Other comprehensive income (loss) ...............        (747)           1,017
                                                     --------         --------
Comprehensive income ............................    $ 13,966         $  9,948
                                                     ========         ========


     The following summarizes other comprehensive income and accumulated other comprehensive income at September 29, 2000 and for the nine months then ended (in thousands of dollars):

                                                     Before-Tax      Income Tax       Net-of-Tax
                                                       Amount        or Benefit         Amount
                                                     ----------      ----------       ---------
Currency translation adjustments ................     $(1,684)        $     --         $(1,684)
Minimum pension liability adjustment.............         --                --              --
                                                      -------         --------         -------
Other comprehensive income (loss) ...............     $(1,684)        $     --         $(1,684)
                                                      =======         ========         =======

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                                                                      Minimum       Accumulated
                                                      Currency        Pension          Other
                                                     Translation     Liability     Comprehensive
                                                     Adjustments     Adjustment    Income (Loss)
                                                     -----------     ----------    ------------
Beginning at December 31, 1999...................     $   236         $  (183)        $    53
Change in 2000 ..................................      (1,684)           --            (1,684)
                                                      -------         -------         -------
Ending at September 29, 2000 ....................     $(1,448)        $  (183)        $(1,631)
                                                      =======         =======         =======


     The following summarizes other comprehensive income and accumulated other comprehensive income at September 24, 1999 and for the nine months then ended (in thousands of dollars):


                                                      Before-Tax      Income Tax       Net-of-Tax
                                                       Amount          or Benefit        Amount
                                                    ------------     -------------    -----------
Currency translation adjustments.................     $     377       $         --      $    377
Minimum pension liability adjustment.............            --                 --            --
                                                      ---------       ------------      --------
Other comprehensive income (loss)................     $     377       $         --      $    377
                                                      =========       ============      =========




                                                                       Minimum       Accumulated
                                                        Currency       Pension          Other
                                                      Translation     Liability      Comprehensive
                                                      Adjustments     Adjustment     Income (Loss)
                                                     ------------    ------------    -------------
Beginning at December 31, 1998...................      $      (49)    $   (1,669)     $    (1,718)
Change in 1999...................................             377            --               377
                                                       ----------     -----------     -----------
Ending at September 24, 1999.....................      $      328     $   (1,669)     $    (1,341)
                                                       ==========     ===========     ===========


     Comprehensive income for the nine months ended September 29, 2000 and September 24, 1999 was as follows:


                                                       Sept. 29,       Sept. 24,
                                                         2000             1999
                                                       ---------       ---------
Net earnings.....................................      $  42,109       $  46,521
Other comprehensive income (loss)................         (1,684)            377
                                                       ---------       ---------
Comprehensive income.............................      $  40,425       $  46,898
                                                       ==========      =========



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

     Net capital changes from day to day, but as of September 29, 2000, JEFCO's and W & D's net capital was $183.1 million and $1.9 million, respectively, which exceeded minimum net capital requirements by $175.5 million and $1.7 million, respectively.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):


                   1st Qtr.   2nd Qtr.     3rd Qtr.
                   --------  --------     --------
     2000.......     $.05      $.05         $.05
     1999.......     $.05      $.05         $.05


OFF-BALANCE SHEET RISK

     In the normal course of business, the Company had letters of credit outstanding aggregating $33.0 million at September 29, 2000, to satisfy various collateral requirements in lieu of depositing cash or securities.

SEGMENT REPORTING

     The Company's business is predominantly in the United States with approximately 10% of revenues and 3% of assets attributable to international operations.

     On April 27, 1999, Group and ITGI consummated the separation of ITGI from the other Group businesses.

     Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

                  COMPONENTS OF DISCONTINUED OPERATIONS OF ITGI


                                                                THREE MONTHS         NINE MONTHS
                                                                   ENDED                ENDED
                                                              -----------------    -----------------
                                                               SEPT. 24, 1999       SEPT. 24, 1999
                                                              -----------------    -----------------
Net earnings of ITGI...................................             $   63            $ 9,201
Deferred taxes on ITGI's IPO gain......................                 --             12,843
Less: Write-off of goodwill on JEF related to ITGI.....                 --              5,208
Less: Company's net spin-off related expenses..........                (41)             3,807
Less: Minority interest in ITGI........................                 13              1,791
                                                                   -------            -------
Discontinued operations of ITGI........................             $   91            $11,238
                                                                   =======            =======

Cash paid for interest and income taxes

     The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITGI (in thousands of dollars).


                                                               SEPT. 24,
                                                                 1999
                                                              ----------
Interest paid........................................           $    31
Income taxes paid....................................           $ 6,538


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased $833.9 million from $2,896.3 million at December 31, 1999 to $3,730.2 million at September 29, 2000. The increase in assets is mostly due to an increase in the balances associated with JEFCO's securities borrowed and loaned matched book business.

THIRD QUARTER 2000 VERSUS THIRD QUARTER 1999

     Revenues, net of interest expense, increased 33% to $163.3 million, compared to $123.1 million for the third quarter of 1999. The increase was due primarily to a $22.0 million, or 136%, increase in corporate finance, a $16.4 million, or 33%, increase in principal transactions, a $2.6 million, or 5%, increase in commissions, and a $2.4 million, or 478%, increase in asset management, partially offset by a $3.0 million, 81%, decrease in other income and a $309,000, or 6%, decrease in net interest income (interest revenues less interest expense). Commissions and principal transactions revenue increased mostly due to the Equities, High Yield and International Divisions. Corporate finance revenues increased due mostly to an increase in advisory fees. Net interest income was down mostly due to decreased interest income on proprietary securities positions. Asset management increased due to the Opportunity Funds, two of which began trading in January 2000. Other income decreased due to certain one-time investment gains recorded in the third quarter of 1999.

     Total non-interest expenses increased 28% to $137.7 million, compared to $107.6 million for the third quarter of 1999. Compensation and benefits increased $25.8 million, or 34%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Other expense increased $3.4 million or 113%, largely due to reductions to legal and bad debt expense accruals made in the third quarter of 1999. Occupancy and equipment rental increased $639,000, or 15%, mostly due to office expansion. Floor brokerage and clearing fees increased $564,000, or 7%, due to increased volume of business executed on the various exchanges. Travel and promotional decreased $314,000, or 8%, largely due to a reduction in business travel. Communications were relatively unchanged from the prior year's period.

     Earnings before income taxes were up 65% to $25.5 million, compared to $15.5 million for the same prior year period. The effective tax rate was approximately 42.4% for the third quarter of 2000 compared to 42.9% for the third quarter of 1999. Earnings from continuing operations were up $5.9 million to $14.7 million, compared to $8.8 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, amounted to zero in the third quarter of 2000, due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $0.62 for the third quarter of 2000 on 23,859,000 shares compared to $0.37 in the 1999 period on 23,971,000 shares. Diluted earnings from continuing operations per share were $0.60 for the third quarter of 2000 on 24,402,000 shares compared to $0.36 in the comparable 1999 period on 24,288,000 shares.

     Basic net earnings per share were $0.62 for the third quarter of 2000 on 23,859,000 shares compared to $0.37 in the 1999 period on 23,971,000 shares. Diluted net earnings per share were $0.60 for the third quarter of 2000 on 24,402,000 shares compared to $0.37 in the comparable 1999 period on 24,288,000 shares.

FIRST NINE MONTHS 2000 VERSUS FIRST NINE MONTHS 1999

     Revenues, net of interest expense, increased 18% to $471.3 million, compared to $399.7 million for the first nine months of 1999. The increase was due primarily to a $39.9 million, or 24%, increase in principal transactions, a $15.8 million, or 11%, increase in commissions, a $6.6 million, or 10%, increase in corporate finance, a $6.3

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


million, or 46%, increase in net interest income (interest revenues less interest expense), and a $5.8 million, or 387%, increase in asset management, partially offset by a $2.8 million, or 47%, decrease in other income. Commissions and principal transactions revenue increased mostly due to the Equities and International Divisions. Corporate finance revenues increased due mostly to an increase in advisory fees. Net interest income was up largely due to increased interest income on proprietary securities positions. Asset management increased due to the Opportunity Funds, two of which began trading in January 2000. Other income decreased due to certain one-time investment gains recorded in the third quarter of 1999.

     Total non-interest expenses increased 18% to $398.1 million, compared to $338.7 million for the first nine months of 1999. Compensation and benefits increased $46.5 million, or 19%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Floor brokerage and clearing fees increased $3.2 million, or 13%, due to increased volume of business executed on the various exchanges. Communications increased $2.7 million, or 8%, due mostly to increased trade volume. Occupancy and equipment rental increased $2.7 million, or 24%, mostly due to office expansion. Other expense increased $2.5 million, or 17%, primarily due to an increase in legal expense. Travel and promotional increased $1.9 million, or 16%, primarily due to higher expenses associated with account executive T&Es and customer events.

     Earnings before income taxes were up 20% to $73.1 million, compared to $60.9 million for the same prior year period. The effective tax rate was approximately 42% for the first nine months of both 2000 and 1999. Earnings from continuing operations were up $6.8 million to $42.1 million, compared to $35.3 million for the same prior year period.

     Earnings from discontinued operations, net of income taxes, amounted to zero in the first nine months of 2000, due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $1.76 for the first nine months of 2000 on 23,862,000 shares compared to $1.49 in the 1999 period on 23,708,000 shares. Diluted earnings from continuing operations per share were $1.74 for the first nine months of 2000 on 24,220,000 shares compared to $1.47 in the comparable 1999 period on 23,936,000 shares.

     Basic net earnings per share were $1.76 for the first nine months of 2000 on 23,862,000 shares compared to $1.96 in the 1999 period on 23,708,000 shares. Diluted net earnings per share were $1.74 for the first nine months of 2000 on 24,220,000 shares compared to $1.93 in the comparable 1999 period on 23,936,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

     During June 2000, JEFCO terminated its NASD Regulation, Inc. - approved $120 million revolving credit facility. There have been no borrowings against the revolving credit facility in either 2000 or 1999.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

REVENUES BY SOURCE

     The following provides a breakdown of total revenues by source for the three months and nine months ended September 29, 2000 and September 24, 1999.

                                                            Three Months Ended
                                           ------------------------------------------------------
                                              September 29, 2000              September 24, 1999
                                           -------------------------      -----------------------
                                                             % of                         % of
                                                             Total                       Total
                                             Amount         Revenues       Amount        Revenues
                                             ------         --------       ------       --------
                                                           (Dollars in thousands)
Commissions and principal transactions:
Equities ..............................      $ 78,962            40%      $ 64,123            44%
International .........................        19,706            10         15,322            10
High Yield ............................        11,848             6          6,700             5
Convertible ...........................         6,031             3          4,074             3
Other proprietary trading .............           309          --            7,673             5
                                             --------      --------       --------      --------
Total .................................       116,856            59         97,892            67
Corporate finance .....................        38,240            19         16,199            11
Interest ..............................        39,589            20         27,576            19
Asset management ......................         2,941             2            509          --
Other .................................           673          --            3,632             3
                                             --------      --------       --------      --------
Total revenues ........................      $198,299           100%      $145,808           100%
                                             ========      ========       ========      ========



                                                               Nine Months Ended
                                             ---------------------------------------------------
                                                September 29, 2000          September 24, 1999
                                             -------------------------   ----------------------
                                                             % of                        % of
                                                             Total                       Total
                                               Amount      Revenues        Amount      Revenues
                                               ------      --------        ------      --------
                                                             (Dollars in thousands)
Commissions and principal transactions:
Equities ..............................      $248,521            43%      $206,543            44%
International .........................        64,223            11         41,651             9
High Yield ............................        32,464             6         37,498             8
Convertible ...........................        19,073             3         14,477             3
Other proprietary trading .............         3,645             1         11,995             3
                                             --------      --------       --------      --------
Total .................................       367,926            64        312,164            67
Corporate finance .....................        73,114            13         66,491            14
Interest ..............................       124,240            22         83,718            18
Asset management ......................         7,249             1          1,488          --
Other .................................         3,148          --            5,954             1
                                             --------      --------       --------      --------
Total revenues ........................      $575,677           100%      $469,815           100%
                                             ========      ========       ========      ========


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



                                                  JEFFERIES GROUP, INC.
                                                     (Registrant)



Date:      November 9, 2000                   By:   /s/   Joseph A. Schenk
         ---------------------                     ----------------------------
                                                   Joseph A. Schenk
                                                   Chief Financial Officer