Form 10-K
period 2000-12-31
JEFFERIES GROUP INC /DE/
filed 2001-03-30
CIK 1084580

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-14947

                             JEFFERIES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4719745
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
   11100 SANTA MONICA BOULEVARD, 11TH FLOOR                        90025
           LOS ANGELES, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (310) 445-1199

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                COMMON STOCK, $.0001 PAR VALUE (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the common stock held by nonaffiliates of the registrant. $510,213,093 as of March 1, 2001.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 25,056,139 shares as of the close of business March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement with respect to the 2001 Annual Meeting of Stockholders to be held on June 7, 2001 is incorporated by reference into Part III of this Form 10-K.

                           LOCATION OF EXHIBIT INDEX
        THE INDEX OF EXHIBITS IS CONTAINED IN PART IV HEREIN ON PAGE 41.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JEFFERIES GROUP, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    6
Item 3.    Legal Proceedings...........................................    6
Item 4.    Submission of Matters to a Vote of Security Holders.........    6

                                   PART II
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................    7
Item 6.    Selected Financial Data.....................................    8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   12
Item 8.    Financial Statements and Supplementary Data.................   14
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   41

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   41
Item 11.   Executive Compensation......................................   41
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   41
Item 13.   Certain Relationships and Related Transactions..............   41

                                   PART IV
Item 14.   Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K....................................................   41

                Exhibit Index located on page 41 of this report.

                                     PART I

ITEM 1. BUSINESS.

     Jefferies Group, Inc. is a holding company which, through its three primary subsidiaries, Jefferies & Company, Inc., Jefferies International Limited and Jefferies Pacific Limited, is engaged as an international investment bank that focuses on capital raising, research, mergers and acquisitions, advisory and restructuring services for small- to medium-sized companies and trading in equity and high yield securities, convertible bonds, options, futures and international securities for institutional clients. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries and W & D Securities, Inc. The Company and its various subsidiaries maintain 21 offices worldwide, including Boston, Chicago, Dallas, Hong Kong, London, Los Angeles, New York, Paris, San Francisco, Tokyo and Zurich.

     As of December 31, 2000, the Company and its subsidiaries had 1,014 full-time employees, including 504 representatives registered with NASD Regulation, Inc. ("NASDR"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

SEPARATION OF INVESTMENT TECHNOLOGY GROUP, INC. FROM JEFFERIES GROUP, INC.

     The Company was originally incorporated in 1998 as a holding company under the name JEF Holding Company, Inc. At the time of its incorporation, JEF Holding Company, Inc. was a wholly owned subsidiary of a predecessor company also named Jefferies Group, Inc. ("Old Group"). On April 20, 1999, the stockholders of Old Group approved and adopted the Agreement and Plan of Merger (the "Merger Agreement") between Old Group and Old Group's approximately 80.5% owned subsidiary, Investment Technology Group, Inc. ("ITGI"). The Merger Agreement provided for the merger (the "Merger") of ITGI with and into Old Group and for the issuance of shares of the common stock of Old Group to all stockholders of ITGI other than Old Group.

     Prior to the effective date of the Merger, Old Group distributed all of the outstanding common stock of JEF Holding Company, Inc. to Old Group stockholders in a spin-off transaction (the "Spin-Off"). Prior to the Spin-Off, Old Group transferred all of the assets of Old Group, except for the common stock of ITGI, and all of Old Group's liabilities other than liabilities related to ITGI to JEF Holding Company, Inc. (the "Transfer" and, together with the Spin-Off, the "Transactions"). Coincident with the Merger, Old Group, as the surviving corporation in the Merger, changed its name to Investment Technology Group, Inc. and JEF Holding Company, Inc. changed its name to Jefferies Group, Inc.

JEFFERIES & COMPANY, INC.

     Jefferies & Company, Inc. ("JEFCO") was founded in 1962 and is engaged in equity, convertible debt and high yield securities brokerage and trading and corporate finance. JEFCO is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the "third market." The term "third market" refers to transactions in listed equity securities effected away from national securities exchanges. JEFCO's revenues are derived primarily from commission revenues and market making or trading as principal in equity, high yield, convertible securities, options, futures and international securities with or on behalf of institutional investors, with the balance generated by corporate finance and other activities. JEFCO currently provides fundamental equity and/or high yield research in the areas of: Banks, Thrifts & Wired Financials; eFinance/Financial Technology; eLearning; Electric Utilities; Energy Exploration & Production; Gaming & Leisure; Healthcare -- Acute-Care Hospitals; Healthcare Information Systems & Services; Healthcare Information Technology; Healthcare Internet Technology; Healthcare Services -- Facility-Based; Internet - Content & Commerce; Internet Services; Maritime Shipping; Media & Entertainment; Oil Services; Pharmaceutical IT; Pharmaceutical Services; Retail -- Apparel;
Retail -- Specialty; Specialty Healthcare Services; Software -- Enterprise; Software -- Interactive Entertainment; Telecom Services; Telecommunications Equipment; and Wireless Telecom.

JEFFERIES INTERNATIONAL LIMITED AND JEFFERIES PACIFIC LIMITED

     Jefferies International Limited ("JIL"), a broker-dealer subsidiary, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to JEFCO and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts ("ADRs"). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

     Jefferies Pacific Limited ("JPL"), a broker subsidiary, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to JEFCO.

THE EUROPE COMPANY LIMITED

     To expand its European capabilities, the Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.6 million in goodwill.

     The approximately $3.0 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is approximately 28.80 Euros (as of December 31, 2000, this was equivalent to approximately $27.00) per common share until August 4, 2003 and the closing stock price on the date of conversion subsequent to that date.

W & D SECURITIES, INC.

     W & D Securities, Inc. ("W & D") primarily provides execution services on the New York Stock Exchange ("NYSE") and other exchanges to Jefferies and others. The Company gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W & D. The common stock of W & D is presently held by an officer of W & D who has agreed with the Company that, at the option of the Company, he will sell such stock to the Company for nominal consideration. In light of these arrangements and the high proportion of the equity of W & D represented by the non-voting preferred stock held by the Company, W & D is consolidated as a subsidiary of the Company for financial statement purposes.

DISCONTINUED OPERATIONS OF ITGI

     On April 27, 1999, Old Group and ITGI consummated the Transactions that resulted in the separation of ITGI from the other Old Group businesses. On April 22, 1999, Old Group transferred all non-ITGI assets and liabilities to JEF Holding Company, Inc., a holding company. Old Group then distributed all of the common stock of JEF Holding Company, Inc. to Old Group stockholders through a tax-free Spin-Off. After the transfers, Old Group's 15 million shares of ITGI became its only asset. The Spin-Off was immediately followed by a tax-free Merger of ITGI with and into Old Group. Following the Merger, Old Group was renamed Investment Technology Group, Inc. and JEF Holding Company, Inc. was renamed Jefferies Group, Inc., the Registrant in this annual report.

     The Transactions were treated for financial reporting purposes as if Old Group had spun-off its entire 80.5% stake in ITGI to Old Group stockholders. Accordingly, since the results of ITGI were previously consolidated with Old Group, all financial information for the periods prior to April 27, 1999 have been restated to reflect the results of ITGI as a discontinued operation. The net assets of ITGI have been segregated for prior periods from the other assets and liabilities of Old Group. For financial reporting purposes, the net assets of ITGI as of April 27, 1999 have been treated as a distribution to Old Group stockholders.

COMMISSION BUSINESS

     A substantial portion of the Company's revenues is derived from customer commissions on brokerage transactions in equity (primarily listed) and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies and pension and profit sharing plans. Such investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. JEFCO, for example, is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of its execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, JEFCO executes transactions in high yield securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products.

     All of JEFCO's equity account executives are electronically interconnected through a system permitting simultaneous verbal and graphic communication of trading and order information by all participants. JEFCO believes that its execution capability is significantly enhanced by this system, which permits its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

     Prime Brokerage. JEFCO offers centralized custody and clearance of security trades for professional money managers who require institutional execution, financing services and stock loan access.

PRINCIPAL TRANSACTIONS

     In the regular course of its business, JEFCO takes securities positions as a market maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, JEFCO exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

     JEFCO monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and result in controlled interest costs incurred on funds provided to maintain such positions.

     Equities. The Equities Division of JEFCO makes markets in over 1,000 over-the-counter equity and ADR securities, and trades securities for its own account, as well as to accommodate customer transactions. The Equities and International Divisions engage in hedged trading involving securities listed or traded in both domestic and foreign markets.

     High Yield. The High Yield Division of Jefferies trades high grade and non-investment grade public and private debt securities. The Division specializes in trading and making markets in over 400 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 2000, the aggregate long and short market value of these positions was $107.5 million and $6.2 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. JEFCO also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Other Proprietary Trading. JEFCO has investments in partnerships and mutual funds as well as other relationships with independent management firms, which contribute to revenues from principal transactions.

CORPORATE FINANCE

     JEFCO's Corporate Finance Division offers corporations (primarily middle market growth companies) a full range of financial advisory services as well as debt, equity, and convertible financing services. Products include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act and other laws and court decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and JEFCO's underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Commission.

     JEFCO intends to continue to pursue opportunities for its corporate customers, which may require it to finance and/or underwrite the issuance of securities. Under circumstances where JEFCO is required to act as an underwriter or to trade on a proprietary basis with its customers, JEFCO may assume greater risk than would normally be assumed in certain other principal transactions.

INTEREST

     JEFCO derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/securities loaned activity. JEFCO also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments.

     Securities Borrowed/Securities Loaned. In connection with both its trading and brokerage activities, JEFCO borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. JEFCO has an active securities borrowed and lending matched book business ("Matched Book"), in which JEFCO borrows securities from one party and lends them to another party. When JEFCO borrows securities, JEFCO provides cash to the lender as collateral, which is reflected in the Company's financial statements as receivable from brokers and dealers. JEFCO earns interest revenues on this cash collateral. Similarly, when JEFCO lends securities to another party, that party provides cash to JEFCO as collateral, which is reflected in the Company's financial statements as payable to brokers and dealers. JEFCO pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of JEFCO's interest revenues and interest expense results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. JEFCO monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

     Margin Lending. Customers' transactions are executed on either a cash or margin basis. In a margin transaction, JEFCO extends credit to the customer, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit.

     In permitting a customer to purchase securities on margin, JEFCO is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might otherwise be unable to repay the indebtedness.

     In addition to monitoring the creditworthiness of its customers, JEFCO also considers the trading liquidity and volatility of the securities it accepts as collateral for its margin loans. Trading liquidity and volatility may be dependent, in part, upon the market on which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Certain types of securities have historical trading patterns, which may assist JEFCO in making its evaluation. Historical trading patterns, however, may not be good indicators over relatively short time periods or in markets which are affected by unusual or unexpected developments. JEFCO considers all of these factors at the time it agrees to extend credit to customers and continues to review its extensions of credit on an ongoing basis.

     The majority of JEFCO's margin loans are made to United States citizens or to corporations which are domiciled in the United States. JEFCO may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. JEFCO believes that should such foreign investors default upon their loans and should the collateral for those loans be insufficient to satisfy the investors' obligations, it may be more difficult to collect such investors' outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

     Although JEFCO attempts to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which JEFCO bases its decisions will be correct or that it is in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

ASSET MANAGEMENT

     The Company receives asset management fees from its management of five funds domestically and twelve funds internationally. The domestic funds (three high yield funds, a fund of funds and a venture capital fund) began activities in 2000.

COMPETITION

     All aspects of the business of the Company are intensely competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services. These developments and others have resulted, and may continue to result, in significant additional competition for the Company.

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASDR and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. JEFCO is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. W & D is registered as a broker-dealer in 3 states.

     Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

     As registered broker-dealers, JEFCO and W & D are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a member's insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

     Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule (the "Rule"), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are subject thereto.

     The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). JEFCO and W & D use the alternative method of calculation.

     Compliance with applicable net capital rules could limit operations of JEFCO, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by JEFCO or W & D to the Company. As of December 31, 2000, JEFCO's and W & D's net capital was $190.1 million and $2.2 million, respectively, which exceeded minimum net capital requirements by $182.6 million and $2.0 million, respectively. See note 15 of Notes to Consolidated Financial Statements.

RISK MANAGEMENT

     As an international investment bank, risk is an inherent part of the Company's business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and corporate finance activities on an international basis. Risk management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel, information technology infrastructure and systems.

ITEM 2. PROPERTIES.

     The Company maintains sales offices in Austin, Atlanta, Boston, Chicago, Dallas, Hong Kong, Houston, London, Los Angeles, Nashville, New Brighton, New Orleans, New York, Richmond, Paris, San Francisco, Short Hills, Stamford, Tokyo and Zurich. In addition, the Company maintains operations offices in Los Angeles and Jersey City. The Company leases all of its office space which management believes is adequate for its business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 12 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock began trading on the NYSE on March 15, 1996, under the symbol JEF. Previously, the Common Stock traded in the Nasdaq National Market System under the symbol JEFG. The following table sets forth for the periods indicated, the range of high and low prices per share for the Common Stock as reported by the NYSE. Stock prices prior to April 27, 1999 are not presented, due to the nature and extent of the spin-off of ITGI and the related ITGI special dividend and their effect on the comparability of the Company's stock price.

                                                              HIGH      LOW
                                                             ------    ------
2000
  First Quarter............................................  $24.94    $19.00
  Second Quarter...........................................   24.25     19.50
  Third Quarter............................................   32.38     20.25
  Fourth Quarter...........................................   33.13     24.19
1999
  Second Quarter...........................................  $27.63    $22.00
  Third Quarter............................................   30.38     20.13
  Fourth Quarter...........................................   23.94     18.50

     There were approximately 364 holders of record of the Company's Common Stock at March 1, 2001.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           -------    -------    -------    -------
2000.....................................   $ .05      $ .05      $ .05      $ .05
1999.....................................   $ .05      $ .05      $ .05      $ .05

     During August and September of 2000, the Company issued 168,306 shares of restricted common stock and 3,160,889 Euros aggregate principal amount of Zero Coupon Unsecured Convertible Notes as partial consideration for the Company's acquisition of The Europe Company Ltd. The securities were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 2000, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 15 through 40. Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ----------   ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Revenues:
Commissions....................................  $  221,471   $  202,803   $  190,870   $  148,940   $  113,512
  Principal transactions.......................     264,130      232,239      177,189      179,081      145,207
  Corporate finance............................      90,743       80,749      126,651      228,640       97,870
  Interest.....................................     172,124      115,425       91,024       70,656       47,443
  Asset management.............................       9,560        1,973          926           --           --
  Other........................................       3,835        6,958        3,955        3,525        2,991
                                                 ----------   ----------   ----------   ----------   ----------
    Total revenues.............................     761,863      640,147      590,615      630,842      407,023
Interest expense...............................     144,460       96,496       75,153       61,314       37,840
                                                 ----------   ----------   ----------   ----------   ----------
Revenues, net of interest expense..............     617,403      543,651      515,462      569,528      369,183
                                                 ----------   ----------   ----------   ----------   ----------
Non-interest expenses:
  Compensation and benefits....................     376,571      329,769      321,943      373,619      234,446
  Floor brokerage and clearing fees............      36,908       33,815       32,425       26,754       21,606
  Communications...............................      45,398       42,427       47,210       40,305       24,474
  Occupancy and equipment rental...............      19,193       16,003       14,036       15,701       13,003
  Travel and promotional.......................      18,432       16,676       17,710       15,300       10,703
  Other........................................      25,508       20,866       22,945       29,159       22,765
                                                 ----------   ----------   ----------   ----------   ----------
    Total non-interest expenses................     522,010      459,556      456,269      500,838      326,997
                                                 ----------   ----------   ----------   ----------   ----------
Earnings before income taxes...................      95,393       84,095       59,193       68,690       42,186
Income taxes...................................      40,412       35,256       22,992       27,334       17,772
                                                 ----------   ----------   ----------   ----------   ----------
Earnings from continuing operations............      54,981       48,839       36,201       41,356       24,414
Discontinued operations of ITGI, net of tax....          --       12,888       33,481       22,211       19,146
                                                 ----------   ----------   ----------   ----------   ----------
  Net earnings.................................  $   54,981   $   61,727   $   69,682   $   63,567   $   43,560
                                                 ==========   ==========   ==========   ==========   ==========
Earnings per share of Common Stock:
  Basic:
    Continuing operations......................  $     2.30   $     2.05   $     1.62   $     1.92   $     1.06
    Discontinued operations of ITGI, net of
      tax......................................          --         0.55         1.50         1.03         0.84
                                                 ----------   ----------   ----------   ----------   ----------
    Net earnings...............................  $     2.30   $     2.60   $     3.12   $     2.95   $     1.90
                                                 ==========   ==========   ==========   ==========   ==========
  Diluted:
    Continuing operations......................  $     2.26   $     2.04   $     1.58   $     1.85   $     1.04
    Discontinued operations of ITGI, net of
      tax......................................          --         0.51         1.38         0.95         0.80
                                                 ----------   ----------   ----------   ----------   ----------
    Net earnings...............................  $     2.26   $     2.55   $     2.96   $     2.80   $     1.84
                                                 ==========   ==========   ==========   ==========   ==========
Weighted average shares of Common Stock:
  Basic........................................      23,912       23,778       22,346       21,552       22,980
  Diluted......................................      24,335       23,992       22,954       22,349       23,410
Cash dividends per common share................  $    0.200   $    0.200   $    0.200   $    0.125   $    0.087
SELECTED BALANCE SHEET DATA
Total assets...................................  $3,957,869   $2,896,252   $2,617,864   $2,058,106   $1,533,906
Long-term debt.................................  $  152,545   $  149,485   $  149,387   $  149,290   $   52,987
Total stockholders' equity.....................  $  458,447   $  396,577   $  334,775   $  242,756   $  195,445
Book value per share of Common Stock...........  $    18.57   $    16.52   $    15.77   $    11.97   $     9.43
Shares outstanding.............................      24,688       24,000       21,230       20,286       20,726

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's principal activities, securities brokerage and the trading of and market making in securities, are highly competitive.

     Total assets increased $1,061.6 million from $2,896.3 million at December 31, 1999 to $3,957.9 million at December 31, 2000. The increase is mostly due to a $895.2 million increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is mostly a result of an increase in payable to brokers and dealers (related to securities loaned).

     Total liabilities increased $999.7 million from $2,499.7 million at December 31, 1999 to $3,499.4 million at December 31, 2000. The increase is largely due to the before-mentioned increase in payable to brokers and dealers.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

                                                    YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------------------
                                      2000                    1999                    1998
                              --------------------    --------------------    --------------------
                                            % OF                    % OF                    % OF
                                           TOTAL                   TOTAL                   TOTAL
                               AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                              --------    --------    --------    --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Commissions and principal
  transactions:
  Equities..................  $339,438       45%      $282,711       44%      $261,664       44%
  International.............    79,523       10         62,604       10         50,889        9
  High Yield................    36,411        5         45,346        7         40,071        7
  Convertible...............    25,030        3         19,367        3         13,011        2
  Other Proprietary
     Trading................     5,199        1         25,014        4          2,424       --
                              --------      ---       --------      ---       --------      ---
          Total.............   485,601       64        435,042       68        368,059       62
                              --------      ---       --------      ---       --------      ---
Corporate Finance...........    90,743       12         80,749       13        126,651       22
Interest....................   172,124       23        115,425       18         91,024       15
Asset Management............     9,560        1          1,973       --            926       --
Other.......................     3,835       --          6,958        1          3,955        1
                              --------      ---       --------      ---       --------      ---
          Total revenues....  $761,863      100%      $640,147      100%      $590,615      100%
                              ========      ===       ========      ===       ========      ===

2000 COMPARED TO 1999

     Revenues, net of interest expense, increased $73.8 million, or 14%, in 2000 as compared to 1999. The increase was due primarily to a $31.9 million, or 14%, increase in principal transactions, a $18.7 million, or 9%, increase in commissions, a $10.0 million, or 12%, increase in corporate finance, a $8.7 million, or 46%, increase in net interest income (interest revenues less interest expense), and a $7.6 million, or 385%, increase in asset management, partially offset by a $3.1 million, or 45%, decrease in other income. Commissions and principal transactions revenue increased mostly due to the Equities and International Divisions. Corporate finance revenues increased due mostly to an increase in advisory fees. Net interest income was up largely due to an increase in the securities borrowed/securities loaned finder business and to increased interest income on proprietary securities positions. Asset management increased due to the Jefferies Partners Opportunity family of funds, two of which began trading in January 2000. Other income decreased largely due to a reduction in correspondent income.

     Total non-interest expenses increased $62.5 million, or 14%, in 2000 as compared to 1999. Compensation and benefits increased $46.8 million, or 14%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Other expense increased $4.6 million or 22%, primarily due to an increase in legal expense. Occupancy and equipment rental increased $3.2 million, or 20%, mostly due to office expansion. Floor brokerage and clearing fees increased $3.1 million, or 9%, due to increased volume of business executed on the various exchanges. Communications increased $3.0 million, or 7%, due mostly to increased trade volume. Travel and promotional increased $1.8 million, or 11%, primarily due to higher expenses associated with account executive T&Es and customer events.

     As a result of the above, earnings before income taxes were up $11.3 million, or 13%. The effective tax rate was approximately 42.4% in 2000 and approximately 41.9% in 1999. Earnings from continuing operations were up $6.1 million to $55.0 million, compared to $48.8 million in 1999.

     Earnings from discontinued operations, net of income taxes, amounted to zero in 2000, due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $2.30 in 2000 on
23.9 million shares compared to $2.05 in 1999 on 23.8 million shares. Diluted earnings from continuing operations per share were $2.26 in 2000 on 24.3 million shares compared to $2.04 in 1999 on 24.0 million shares.

     Basic net earnings per share were $2.30 in 2000 on 23.9 million shares compared to $2.60 in 1999 on 23.8 million shares. Diluted earnings per share were $2.26 in 2000 on 24.3 million shares compared to $2.55 in 1999 on 24.0 million shares.

1999 COMPARED TO 1998

     Revenues, net of interest expense, increased $28.2 million, or 5%, in 1999 as compared to 1998. The increase was due to a $55.1 million, or 31%, increase in principal transactions, an $11.9 million, or 6%, increase in commissions, a $3.0 million increase in other revenues and a $3.1 million, or 19% increase in net interest income (interest income less interest expense), partially offset by a $45.9 million, or 36%, decrease in corporate finance. Commission revenues increased, led by the Equities and Convertible Divisions. Revenues from principal transactions increased primarily due to increase trading gains in other proprietary trading (mostly investments in clients or funds of clients), the Equities Division and International Division. Corporate finance revenues declined due to the currently difficult environment for underwritings. Net interest income increased mostly due to interest from investments.

     Total non-interest expenses increased $3.3 million, or 1%, in 1999 as compared to 1998. Compensation and benefits increased $7.8 million, or 2%, mostly due to an increase in incentive based compensation accruals. Communications decreased $4.8 million, or 10%, primarily due to a reduction in Y2K costs. Other expense decreased $2.1 million, or 9%, mostly due to reductions in printing and postage/courier expense. Occupancy and equipment rental increased $2.0 million, or 14%, due mostly to office space relocation expenses. Floor brokerage and clearing fees increased $1.4 million, or 4%, mostly due to increased volume of business executed on the various exchanges. Travel and promotional expense decreased $1.0 million, or 6%, largely due to a reduction in airfare and hotel rates paid by the Company. The reduction is mostly due to new negotiated agreements with service providers.

     As a result of the above, earnings before income taxes and discontinued operations were up $24.9 million, or 42%. The effective tax rate was approximately 41.9% in 1999 and approximately 38.8% in 1998. The increase in the tax rate is mostly due to the favorable impact on the 1998 tax rate of a reversal of deferred taxes. The net effect of the increase in earnings before income taxes and the increase in effective tax rate was that earnings from continuing operations were up 35% to $48.8 million, compared to $36.2 million for the prior year.

     Earnings from discontinued operations of ITGI, net of income taxes, were down $20.6 million, or 62%, mostly due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $2.05 in 1999 on
23.8 million shares compared to $1.62 in 1998 on 22.3 million shares. Diluted earnings from continuing operations per share were $2.04 in 1999 on 24.0 million shares compared to $1.58 in 1998 on 23.0 million shares.

     Basic net earnings per share were $2.60 in 1999 on 23.8 million shares compared to $3.12 in 1998 on 22.3 million shares. Diluted earnings per share were $2.55 in 1999 on 24.0 million shares compared to $2.96 in 1998 on 23.0 million shares.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of the Company's assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in the Company's trading accounts are readily marketable and actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which can be settled or closed out within a few days. Receivables from customers, officers and directors include margin balances and amounts due on uncompleted transactions. Most of the Company's receivables are secured by marketable securities.

     The Company's assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has letters of credit outstanding, which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     JEFCO and W & D are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. JEFCO and W & D have consistently operated in excess of the minimum requirements. As of December 31, 2000, JEFCO's and W & D's net capital was $190.1 million and $2.2 million, respectively, which exceeded minimum net capital requirements by $182.6 million and $2.0 million, respectively. JEFCO and W & D use the alternative method of calculating their regulatory net capital.

     During 1999, JEFCO obtained an NASDR-approved $120 million revolving credit facility to be used in connection with underwriting activities. During June 2000, JEFCO terminated the revolving credit facility. There were no borrowings against the revolving credit facility in either 2000 or 1999.

EFFECTS OF CHANGES IN FOREIGN CURRENCY RATES

     The Company maintains a foreign securities business in its foreign offices (Hong Kong, London, Paris, Tokyo and Zurich) as well as in some of its domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, the Company is still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in the Company's Consolidated Statements of Earnings) or a foreign currency translation adjustment to the stockholders' equity section of the Company's Consolidated Statements of Financial Condition.

NEW ACCOUNTING STANDARD ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

     This statement was amended by both SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On January 1, 2001, the Company implemented this statement without a material impact on the Company.

NEW ACCOUNTING STANDARD ON TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS No. 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial condition separately from other assets not so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial condition.

     This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods on or before December 15, 2000, for which financial statements are presented for comparative purposes. On December 31, 2000, the Company implemented this statement without a material impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company maintains equity securities inventories in exchange-listed, Nasdaq and private securities on both a long and short basis as well as various partnership interests. The fair value of these securities at December 31, 2000, was $301 million in long positions and $159 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $14 million due to the offset of losses in long positions with gains in short positions. In addition, the Company generally enters into exchange-traded option and index futures contracts to hedge against potential losses in inventory positions, thus reducing this potential loss exposure. This hypothetical 10% decline in prices would not be material to the Company's financial condition, results of operations or cash flows.

     The Company also invests in money market funds, high-yield, corporate and U.S. Government agency debt and mutual bond funds. Money market funds do not have maturity dates and do not present a material market risk. The fair value of the Company's high yield, corporate and U.S. Government agency debt at December 31, 2000 was $148 million in long positions and $12 million in short positions. Mutual bond funds also do not have maturity dates; the Company's position in such funds totaled $5 million at December 31, 2000. The potential loss in fair value of the high-yield, corporate and U.S. Government agency debt and the mutual bond funds, using a hypothetical 5% decline in value, is estimated to be approximately $7 million due to the offset of losses in long positions with gains in short positions. This hypothetical 5% decline in value would not be material to the Company's financial condition, results of operations or cash flows.

     At December 31, 2000, the Company had $150 million aggregate principal amount of Senior Notes outstanding, with fixed interest rates. The Company has no cash flow exposure regarding these Notes due to the fixed rate of interest.

     In addition, at December 31, 2000, the Company had $3.0 million aggregate principal amount of zero coupon Euro denominated Convertible Loan Notes. The Company has no cash flow exposure regarding these Notes because of the zero coupon.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and stock price movements (in thousands of dollars.) For debt obligations and reverse repurchase agreements, the table presents principal cash flows with expected maturity dates. For foreign exchange forward contracts, index futures contracts and option contracts, the table presents notional amounts with expected maturity dates.

                                            EXPECTED MATURITY DATE
                                       ---------------------------------
                                         2001       2004      AFTER 2004     TOTAL      FAIR VALUE
                                       --------    -------    ----------    --------    ----------
INTEREST RATE SENSITIVITY
8.875% Senior Notes..................              $50,000                  $ 50,000     $ 47,750
7.5% Senior Notes....................                          $100,000     $100,000     $ 87,500
Reverse repurchase agreements(1),
  weighted average interest rate of
  6.11%..............................  $170,042                             $170,042     $170,042
Repurchase agreements, weighted
  average interest rate of 2.00%.....  $    541                             $    541     $    541
EXCHANGE RATE SENSITIVITY
Foreign exchange forward contracts
  Purchase...........................  $ 21,027                             $ 21,027     $ 21,027
  Sale...............................  $ 25,339                             $ 25,339     $ 25,339
STOCK PRICE SENSITIVITY
Index futures contracts
  Sale...............................  $  1,734                             $  1,734     $     65
Option contracts
  Purchase...........................  $ 24,325                             $ 24,325     $  2,610
  Sale...............................  $    858                             $    858     $     98

---------------
(1) Includes reverse repurchase agreements of $169.5 million included in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Jefferies Group, Inc.
  and Subsidiaries Independent Auditors' Report.............   15
Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999................................   16
Consolidated Statements of Earnings for the Three Years
  Ended December 31, 2000...................................   17
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 2000...............   18
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 2000...................................   19
Notes to Consolidated Financial Statements..................   20

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Los Angeles, California
January 17, 2001

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $   24,996    $   77,197
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
  organizations.............................................     206,444        18,317
Receivable from brokers and dealers.........................   2,860,677     1,965,469
Receivable from customers, officers and directors...........     254,562       226,449
Securities owned............................................     224,738       376,506
Securities pledged to creditors.............................      96,324            --
Investments.................................................     136,047       119,100
Premises and equipment......................................      43,635        39,117
Other assets................................................     110,446        74,097
                                                              ----------    ----------
                                                              $3,957,869    $2,896,252
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers and dealers..............................  $2,423,488    $1,663,955
Payable to customers........................................     501,786       271,811
Securities sold, not yet purchased..........................     171,685       186,420
Accrued expenses and other liabilities......................     249,918       228,004
                                                              ----------    ----------
                                                               3,346,877     2,350,190
Long-term convertible debt..................................       2,963            --
Long-term debt..............................................     149,582       149,485
                                                              ----------    ----------
     Total long-term debt...................................     152,545       149,485
                                                              ----------    ----------
                                                               3,499,422     2,499,675
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.0001 par value. Authorized 10,000,000
     shares;
     none issued............................................          --            --
  Common stock, $.0001 par value. Authorized 100,000,000
     shares; issued 25,177,419 shares in 2000 and 24,027,899
     shares in 1999.........................................           3             2
  Additional paid-in capital................................      86,004        62,367
  Retained earnings.........................................     384,846       334,742
  Less:
     Treasury stock, at cost; 489,039 shares in 2000 and
      28,012 shares in 1999.................................     (10,383)         (587)
     Accumulated other comprehensive income (loss):
     Currency translation adjustments.......................        (885)          236
     Additional minimum pension liability adjustment........      (1,138)         (183)
                                                              ----------    ----------
     Total accumulated other comprehensive income (loss)....      (2,023)           53
                                                              ----------    ----------
       Net stockholders' equity.............................     458,447       396,577
                                                              ----------    ----------
                                                              $3,957,869    $2,896,252
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUES:
  Commissions..............................................  $221,471    $202,803    $190,870
  Principal transactions...................................   264,130     232,239     177,189
  Corporate finance........................................    90,743      80,749     126,651
  Interest.................................................   172,124     115,425      91,024
  Asset management.........................................     9,560       1,973         926
  Other....................................................     3,835       6,958       3,955
                                                             --------    --------    --------
     Total revenues........................................   761,863     640,147     590,615
  Interest expense.........................................   144,460      96,496      75,153
                                                             --------    --------    --------
     Revenues, net of interest expense.....................   617,403     543,651     515,462
                                                             --------    --------    --------
NON-INTEREST EXPENSES:
  Compensation and benefits................................   376,571     329,769     321,943
  Floor brokerage and clearing fees........................    36,908      33,815      32,425
  Communications...........................................    45,398      42,427      47,210
  Occupancy and equipment rental...........................    19,193      16,003      14,036
  Travel and promotional...................................    18,432      16,676      17,710
  Other....................................................    25,508      20,866      22,945
                                                             --------    --------    --------
     Total non-interest expenses...........................   522,010     459,556     456,269
                                                             --------    --------    --------
Earnings before income taxes...............................    95,393      84,095      59,193
Income taxes...............................................    40,412      35,256      22,992
                                                             --------    --------    --------
Earnings from continuing operations........................    54,981      48,839      36,201
Discontinued operations of ITGI, net of tax................        --      12,888      33,481
                                                             --------    --------    --------
Net earnings...............................................  $ 54,981    $ 61,727    $ 69,682
                                                             ========    ========    ========
EARNINGS PER SHARE:
  Basic:
  Continuing operations....................................  $   2.30    $   2.05    $   1.62
  Discontinued operations of ITGI, net of tax..............        --        0.55        1.50
                                                             --------    --------    --------
  Net earnings.............................................  $   2.30    $   2.60    $   3.12
                                                             ========    ========    ========
  Diluted:
  Continuing operations....................................  $   2.26    $   2.04    $   1.58
  Discontinued operations of ITGI, net of tax..............        --        0.51        1.38
                                                             --------    --------    --------
  Net earnings.............................................  $   2.26    $   2.55    $   2.96
                                                             ========    ========    ========
WEIGHTED AVERAGE SHARES OF COMMON STOCK:
  Basic....................................................    23,912      23,778      22,346
  Diluted..................................................    24,335      23,992      22,954

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                            ADDITIONAL                            COMPREHENSIVE         NET
                                                  COMMON     PAID-IN      RETAINED    TREASURY       INCOME        STOCKHOLDERS'
                                                  STOCK      CAPITAL      EARNINGS     STOCK         (LOSS)           EQUITY
                                                  ------    ----------    --------    --------    -------------    -------------
Balance, December 31, 1997......................  $ 224      $     39     $271,589    $(26,954)      $(2,142)        $242,756
Exercise of stock options, including tax
  benefits (737,125 shares).....................      7        15,144           --          --            --           15,151
Purchase of 334,234 shares of treasury stock....     --            --           --     (13,815)           --          (13,815)
Issuance of common stock (53,286 shares)........      1         2,180           --          --            --            2,181
Issuance of restricted stock, including tax
  benefits and additional vesting (182,095
  shares).......................................      2         8,170           --         (22)           --            8,150
Capital Accumulation Plan distributions,
  including tax benefits (305,690 shares).......     --         3,410           --       3,666            --            7,076
Net decrease in proportionate share of
  subsidiary's equity...........................     --            --        7,337          --            --            7,337
Comprehensive income:
  Net earnings..................................     --            --       69,682          --            --           69,682
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment...............     --            --           --          --           573              573
  Additional minimum pension liability
    adjustment..................................     --            --           --          --          (149)            (149)
                                                                                                     -------         --------
  Other comprehensive income (loss).............                                                         424              424
                                                                                                                     --------
Comprehensive income............................                                                                       70,106
Dividends paid ($.20 per share).................     --            --       (4,167)         --            --           (4,167)
                                                  -----      --------     --------    --------       -------         --------
Balance, December 31, 1998......................    234        28,943      344,441     (37,125)       (1,718)         334,775
Exercise of stock options, including tax
  benefits (1,108,880 shares)...................     10        28,957           --          --            --           28,967
Purchase of 375,601 shares of treasury stock....     --            --           --     (17,587)           --          (17,587)
Issuance of restricted stock, net of
  forfeitures, including tax benefits and
  additional vesting (324,029 shares)...........      3         9,862           --          --            --            9,865
Capital Accumulation Plan distributions,
  including tax benefits (1,712,549 shares).....     --        24,335           --      30,737            --           55,072
Change in proportionate share of subsidiary's
  equity related to stock issuances/purchases at
  the subsidiary................................     --            --        1,121          --            --            1,121
Spin-off of ITGI, net of $60,000 cash
  dividend......................................   (245)      (23,143)     (67,806)     23,388            --          (67,806)
Employee stock ownership plan purchases.........     --        (6,587)          --          --            --           (6,587)
Comprehensive income:
  Net earnings..................................     --            --       61,727          --            --           61,727
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment...............     --            --           --          --           285              285
  Additional minimum pension liability
    adjustment..................................     --            --           --          --         1,486            1,486
                                                                                                     -------         --------
  Other comprehensive income (loss).............                                                       1,771            1,771
                                                                                                                     --------
Comprehensive income............................                                                                       63,498
Dividends paid ($.20 per share).................     --            --       (4,741)         --            --           (4,741)
                                                  -----      --------     --------    --------       -------         --------
Balance, December 31, 1999......................      2        62,367      334,742        (587)           53          396,577
Exercise of stock options, including tax
  benefits (76,793 shares)......................     --         1,410           --          --            --            1,410
Purchase of 442,987 shares of treasury stock....     --            --           --      (9,544)           --           (9,544)
Issuance of common stock (313,075 shares).......     --         5,678           --          --            --            5,678
Issuance of restricted stock, net of
  forfeitures, including tax benefits and
  additional vesting (741,612 shares)...........      1        14,421           --        (252)           --           14,170
Employee stock ownership plan amortization and
  purchases, net................................     --         2,128           --          --            --            2,128
Comprehensive income:
  Net earnings..................................     --            --       54,981          --            --           54,981
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment...............     --            --           --          --          (955)            (955)
  Additional minimum pension liability
    adjustment..................................     --            --           --          --        (1,121)          (1,121)
                                                                                                     -------         --------
  Other comprehensive income (loss).............                                                      (2,076)          (2,076)
                                                                                                                     --------
Comprehensive income............................                                                                       52,905
Dividends paid ($.20 per share).................     --            --       (4,877)         --            --           (4,877)
                                                  -----      --------     --------    --------       -------         --------
Balance, December 31, 2000......................  $   3      $ 86,004     $384,846    $(10,383)      $(2,023)        $458,447
                                                  =====      ========     ========    ========       =======         ========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                2000         1999         1998
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings..............................................  $  54,981    $  61,727    $  69,682
                                                              ---------    ---------    ---------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     13,039        9,181       10,027
    Deferred income taxes...................................    (16,545)      24,537       (5,285)
    (Increase) decrease in cash and securities segregated...   (188,127)      44,201      (31,541)
    (Increase) decrease in receivables:
      Brokers and dealers...................................   (895,208)      52,621     (748,426)
      Customers, officers and directors.....................    (28,113)    (132,923)      72,758
    (Increase) decrease in securities owned.................    151,768     (275,709)     144,258
    Increase in securities pledged to creditors.............    (96,324)          --           --
    (Increase) decrease in investments......................    (16,947)     (25,637)      41,373
    (Increase) decrease in investment in discontinued
      operations of ITGI....................................         --       40,527      (43,276)
    Increase in other assets................................    (36,911)      (9,065)        (535)
    Increase in payables:
      Brokers and dealers...................................    759,533       61,049      621,201
      Customers.............................................    229,975       45,037       24,519
    Increase (decrease) in securities sold, not yet
      purchased.............................................    (14,735)     147,055     (149,335)
    Increase (decrease) in accrued expenses and other
      liabilities...........................................     37,504       16,368      (37,531)
                                                              ---------    ---------    ---------
      Net cash provided by (used in) operating activities...    (46,110)      58,969      (32,111)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from (payments on) bank loans................         --      (21,000)      21,000
  Issuance of long term debt................................      2,963           --           --
  Net payments on:
    Repurchase of treasury stock............................     (9,544)     (17,587)     (13,815)
    Dividends paid..........................................     (4,877)      (4,741)      (4,167)
  Proceeds from exercise of stock options...................      1,410       28,967       15,151
  Net decrease (increase) in proportionate share of
    subsidiary's equity.....................................         --        1,121        7,337
  Employee Stock Ownership Plan purchases...................       (349)      (6,587)          --
  Issuance of restricted shares.............................     14,170        9,865        8,150
  Issuance of common shares.................................      5,678           --        2,181
                                                              ---------    ---------    ---------
      Net cash provided by (used in) financing activities...      9,451       (9,962)      35,837
                                                              ---------    ---------    ---------
Cash flows from investing activities -- purchase of premises
  and equipment.............................................    (14,421)     (27,676)      (6,943)
                                                              ---------    ---------    ---------
Effect of currency translation on cash......................     (1,121)         285          573
                                                              ---------    ---------    ---------
      Net (decrease) increase in cash and cash
        equivalents.........................................    (52,201)      21,616       (2,644)
Cash and cash equivalents at beginning of year..............     77,197       55,581       58,225
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $  24,996    $  77,197    $  55,581
                                                              =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $ 139,438    $  93,221    $  73,757
    Income taxes............................................     23,377       19,364       50,018

Supplemental disclosure of non-cash financing activities:

  In 1998, the additional minimum pension liability included in stockholders' equity of $1,669 resulted from an increase of $149 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1999, the additional minimum pension liability included in stockholders' equity of $183 resulted from a decrease of $1,486 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity. In 2000, the additional minimum pension liability included in stockholders' equity of $1,138 resulted from a increase of $955 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity.

  In April 1999, Jefferies Group, Inc. spun-off its investment in Investment
    Technology Group, Inc., which resulted in a $67,806 reduction in stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries ("Company"), including Jefferies & Company, Inc. ("JEFCO"). The accounts of Investment Technology Group, Inc. and all its subsidiaries ("ITGI"), including its wholly owned subsidiary, ITG Inc. are included in the consolidated financial statements through April 27, 1999 as discontinued operations. The accounts of W & D Securities, Inc. ("W & D") are consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield, as well as corporate finance activities. Since the Company's services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     The Company was originally incorporated in 1998 as a holding company under the name JEF Holding Company, Inc. At the time of its incorporation, JEF Holding Company, Inc. was a wholly owned subsidiary of a predecessor company also named Jefferies Group, Inc. ("Old Group"). On April 20, 1999, the stockholders of Old Group approved and adopted the Agreement and Plan of Merger (the "Merger Agreement") between Old Group and Old Group's approximately 80.5% owned subsidiary, Investment Technology Group, Inc. ("ITGI"). The Merger Agreement provided for the merger (the "Merger") of ITGI with and into Old Group and for the issuance of shares of the common stock of Old Group to all stockholders of ITGI other than Old Group.

     Prior to the effective date of the Merger, Old Group distributed all of the outstanding common stock of JEF Holding Company, Inc. to Old Group stockholders in a spin-off transaction (the "Spin-Off"). Prior to the Spin-Off, Old Group transferred all of the assets of Old Group, except for the common stock of ITGI, and all of Old Group's liabilities other than liabilities related to ITGI to JEF Holding Company, Inc. (the "Transfer" and, together with the Spin-Off, the "Transactions"). Coincident with the Merger, Old Group, as the surviving corporation in the Merger, changed its name to Investment Technology Group, Inc. and JEF Holding Company, Inc. changed its name to Jefferies Group, Inc.

     All significant intercompany accounts and transactions are eliminated in consolidation.

DISCONTINUED OPERATIONS OF ITGI

     On April 27, 1999, Old Group and ITGI consummated the Transactions that resulted in the separation of ITGI from the other Old Group businesses. On April 22, 1999, Old Group transferred all non-ITGI assets and liabilities to JEF Holding Company, Inc., a holding company. Old Group then distributed all of the common stock of JEF Holding Company, Inc. to Old Group stockholders through a tax-free Spin-Off. After the transfers, Old Group's 15 million shares of ITGI became its only asset. The Spin-Off was immediately followed by a tax-free Merger of ITGI with and into Old Group. Following the Merger, Old Group was renamed Investment Technology Group, Inc. and JEF Holding Company, Inc. was renamed Jefferies Group, Inc., the Registrant in this annual report.

     The Transactions were treated for financial reporting purposes as if Old Group had spun-off its entire 80.5% stake in ITGI to Old Group stockholders. Accordingly, since the results of ITGI were previously consolidated with Old Group, all financial information for the periods prior to April 27, 1999 have been restated to reflect the results of ITGI as a discontinued operation. The net assets of ITGI have been

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

segregated for prior periods from the other assets and liabilities of Old Group. For financial reporting purposes, the net assets of ITGI as of April 27, 1999 have been treated as a distribution to Old Group stockholders.

SECURITIES TRANSACTIONS

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

     Securities owned, securities pledged to creditors, and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

INVESTMENTS

     Partnership interests are recorded at their initial cost. The carrying values of these investments are adjusted when the adjustment can be supported by quoted market prices, adjusted for liquidity and other relevant factors. In addition, the carrying values are reduced when the Company determines that the estimated realizable value is less than the carrying value based on relevant financial and market information.

     Debt and equity investments consist primarily of mutual funds, which are valued at market, based on available quoted prices.

     Equity and debt interests in affiliates are recorded under either the equity or cost method depending on the Company's level of ownership and control.

RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors represents balances arising from their individual security transactions. Such transactions are subject to the same regulations as customer transactions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

     The Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts and index futures contracts, which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition (see note 13 of the notes to consolidated financial statements.)

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

PREMISES AND EQUIPMENT

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

GOODWILL

     Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired business.

INCOME TAXES

     The Company files a consolidated U.S. Federal income tax return, which includes all qualifying subsidiaries. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally state income taxes, depreciation, deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income taxes when realized.

CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 2000 and 1999, such cash equivalents amounted to $2,966,000 and $54,105,000, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

SECURITIES BORROWED AND SECURITIES LOANED

     In connection with both its trading and brokerage activities, JEFCO borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. JEFCO has an active securities borrowed and lending matched book business ("Matched Book"), in which JEFCO borrows securities from one party and lends them to another party. When JEFCO borrows securities, JEFCO provides cash to the lender as collateral, which is reflected in the Company's consolidated financial statements as receivable from brokers and dealers. JEFCO earns interest revenues on this cash collateral. Similarly, when JEFCO lends securities to another party, that party provides cash to JEFCO as collateral, which is reflected in the Company's consolidated financial statements as payable to brokers and dealers. JEFCO pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of JEFCO's interest revenues and interest expense results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. JEFCO monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

REPURCHASE AND REVERSE REPURCHASE AGREEMENTS

     Repurchase agreements consist of sales of U.S. Treasury notes under agreements to repurchase. They are treated as collateralized financing transactions and are recorded at their contracted repurchase amount.

     Reverse repurchase agreements consist of purchases of U.S. Treasury notes under agreements to re-sell. They are treated as collateralized financing transactions and are recorded at their contracted re-sale amount.

     The Company monitors the fair value of the securities purchased and sold under these agreements daily versus the related receivable or payable balances. Should the fair value of the securities purchased decline or the fair value of the securities sold increase, additional collateral is requested or excess collateral is returned, as appropriate.

STOCK OPTIONS

     The Company applies APB Opinion No. 25 in accounting for its stock options. Accordingly, no compensation cost is recognized for fixed stock option grants, unless the exercise price of the option is below the market price of the common stock on the date of grant. However, the Company provides pro forma net earnings and earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period.

EARNINGS PER COMMON SHARE

     Basic earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding and certain other shares committed to be, but not yet issued. Diluted earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding of common stock and all dilutive common stock equivalents outstanding during the period.

COMMON STOCK

     In conjunction with the spin-off of ITGI, the stated par value per share of both the Company's common and preferred stock was changed from $0.01 to $.0001 and 774,278 shares of treasury stock were retired. A total of $245,000 was reclassified to the Company's additional paid-in capital account from the Company's common stock account.

NEW ACCOUNTING STANDARD ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

     This statement was amended by both SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On January 1, 2001, the Company implemented this statement without a material impact on the Company.

NEW ACCOUNTING STANDARD ON TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

approach that focuses on control. SFAS No. 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial condition separately from other assets not so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial condition.

     This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods on or before December 15, 2000, for which financial statements are presented for comparative purposes. On December 31, 2000, the Company implemented this statement without a material impact on the Company.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign revenues and expenses are translated at average current rates during each reporting period. Foreign currency transaction gains and losses are included in the consolidated statement of earnings. Gains and losses resulting from translation of financial statements are excluded from the consolidated statement of earnings and are recorded directly to a separate component of stockholders' equity.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(2) RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 2000 and 1999 (in thousands of dollars):

                                                                 2000          1999
                                                              ----------    ----------
Receivable from brokers and dealers:
  Securities borrowed.......................................  $2,643,185    $1,842,888
  Reverse repurchase agreements.............................         541         2,370
  Other.....................................................     216,951       120,211
                                                              ----------    ----------
                                                              $2,860,677    $1,965,469
                                                              ==========    ==========
Payable to brokers and dealers:
  Securities loaned.........................................  $2,402,528    $1,616,493
  Repurchase agreement......................................         541        31,685
  Other.....................................................      20,419        15,777
                                                              ----------    ----------
                                                              $2,423,488    $1,663,955
                                                              ==========    ==========

     The Company has a securities borrowed versus securities loaned business with other brokers. The Company also borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. From these activities, the Company derives interest revenue and interest expense.

(3) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 2000 and 1999 (in thousands of dollars):

                                                                2000        1999
                                                              --------    --------
Customers (net of allowance for uncollectible accounts of
  $4,600 in 2000 and $4,505 in 1999)........................  $250,655    $218,334
Officers and directors......................................     3,907       8,115
                                                              --------    --------
                                                              $254,562    $226,449
                                                              ========    ========

     Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on such free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers' free credit balances.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(4) SECURITIES OWNED, SECURITIES PLEDGED TO CREDITORS AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2000 and 1999 (in thousands of dollars):

                                                            2000                        1999
                                                  ------------------------    ------------------------
                                                                SECURITIES                  SECURITIES
                                                                  SOLD,                       SOLD,
                                                  SECURITIES     NOT YET      SECURITIES     NOT YET
                                                    OWNED       PURCHASED       OWNED       PURCHASED
                                                  ----------    ----------    ----------    ----------
Corporate equity securities.....................   $146,482      $159,303      $162,958      $166,443
High yield securities...........................     68,474         6,172       114,223        15,037
Corporate debt securities.......................      6,419         6,112        65,443         4,264
U.S. Government and agency obligations..........        753            --        30,835            --
Other...........................................      2,610            98         3,047           676
                                                   --------      --------      --------      --------
                                                   $224,738      $171,685      $376,506      $186,420
                                                   ========      ========      ========      ========

     The following is a summary of the market value of major categories of securities pledged to creditors as of December 31, 2000 (in thousands of dollars):

                                                               SECURITIES
                                                                PLEDGED
                                                              TO CREDITORS
                                                              ------------
Corporate equity securities.................................    $23,557
High yield securities.......................................     39,065
Corporate debt securities...................................     33,702
                                                                -------
                                                                $96,324
                                                                =======

(5) INVESTMENTS

     The following is a summary of the major categories of investments, as of December 31, 2000 and 1999 (in thousands of dollars):

                                                                2000        1999
                                                              --------    --------
Partnership interests.......................................  $ 52,356    $ 74,124
Debt and equity investments.................................    17,691      35,709
Equity and debt interests in affiliates.....................    66,000       9,267
                                                              --------    --------
                                                              $136,047    $119,100
                                                              ========    ========

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(6) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 2000 and 1999 (in thousands of dollars):

                                                               2000       1999
                                                              -------    -------
Furniture, fixtures and equipment...........................  $66,816    $56,370
Leasehold improvements......................................   30,999     27,028
                                                              -------    -------
          Total.............................................   97,815     83,398
Less accumulated depreciation and amortization..............   54,180     44,281
                                                              -------    -------
                                                              $43,635    $39,117
                                                              =======    =======

     Depreciation and amortization expense amounted to $9,903,000, $9,083,000 and $9,741,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation and amortization expense included in discontinued operations of ITGI amounted to $2,515,000 and $7,503,000 for the years ended December 31, 1999 and 1998, respectively.

(7) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 2000 and 1999 there were no bank loans.

(8) LONG TERM CONVERTIBLE DEBT AND LONG TERM DEBT

     The following summarizes long term debt outstanding at December 31, 2000 and 1999 (in thousands of dollars):

                                                                2000        1999
                                                              --------    --------
LONG-TERM CONVERTIBLE DEBT
Zero coupon, unsecured Euro denominated Convertible Loan
  Notes.....................................................  $  2,963    $     --
                                                              ========    ========
LONG-TERM DEBT
8 7/8% Series B Senior Notes, due 2004, less unamortized
  discount of $233 and $302 in 2000 and 1999, respectively,
  effective rate of 9%......................................  $ 49,767    $ 49,698
7 1/2% Senior Notes, due 2007, less unamortized discount of
  $185 and $213 in 2000 and 1999, respectively, effective
  rate of 8%................................................    99,815      99,787
                                                              --------    --------
                                                              $149,582    $149,485
                                                              ========    ========

     To expand its European capabilities, the Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.6 million in goodwill.

     The approximately $3.0 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is approximately 28.80 Euros (as of December 31, 2000, this was equivalent to approximately $27.00) per common share until August 4, 2003 and the closing stock price on the date of conversion subsequent to that date.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     During 1999, JEFCO obtained an NASDR-approved $120,000,000 revolving credit facility to be used in connection with underwriting activities. During June 2000, JEFCO terminated the revolving credit facility. There were no borrowings against the revolving credit facility in either 2000 or 1999.

(9) INCOME TAXES

     Total income taxes for the years ended December 31, 2000, 1999 and 1998 were allocated as follows (in thousands of dollars):

                                                               2000        1999        1998
                                                              -------    --------    --------
Continuing operations.......................................  $40,412    $ 35,256    $ 22,992
Discontinued operations of ITGI.............................       --      (5,952)     37,541
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes........................................     (525)    (37,588)    (12,804)
                                                              -------    --------    --------
                                                              $39,887    $ (8,284)   $ 47,729
                                                              =======    ========    ========

     Income taxes (benefits) on continuing operations for the years ended December 31, 2000, 1999 and 1998 consist of the following (in thousands of dollars):

                                                                2000       1999       1998
                                                              --------    -------    -------
CURRENT:
  Federal...................................................  $ 45,745    $ 8,027    $22,650
  State and city............................................    11,212      2,692      5,627
                                                              --------    -------    -------
                                                                56,957     10,719     28,277
                                                              --------    -------    -------
DEFERRED:
  Federal...................................................   (13,454)    20,495     (3,921)
  State and city............................................    (3,091)     4,042     (1,364)
                                                              --------    -------    -------
                                                               (16,545)    24,537     (5,285)
                                                              --------    -------    -------
                                                              $ 40,412    $35,256    $22,992
                                                              ========    =======    =======

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2000, 1999 and 1998 as a result of the following (in thousands of dollars):

                                               2000               1999               1998
                                          ---------------    ---------------    ---------------
                                          AMOUNT      %      AMOUNT      %      AMOUNT      %
                                          -------    ----    -------    ----    -------    ----
Computed expected income taxes..........  $33,388    35.0%   $29,433    35.0%   $20,718    35.0%
Increase (decrease) in income taxes
  resulting from:
State and city income taxes, net of
  Federal income tax benefit............    5,279     5.5      4,377     5.2      2,770     4.7
Limited deductibility of meals and
  entertainment.........................    1,259     1.3        946     1.1      1,142     1.9
Foreign income..........................    1,563     1.7        369     0.4        654     1.1
Non-taxable interest income.............     (116)   (0.1)      (416)   (0.5)      (304)   (0.5)
Research and development tax credits....     (264)   (0.3)      (264)   (0.3)      (264)   (0.5)
Other, net..............................     (697)   (0.7)       811     1.0     (1,724)   (2.9)
                                          -------    ----    -------    ----    -------    ----
          Total income taxes............  $40,412    42.4%   $35,256    41.9%   $22,992    38.8%
                                          =======    ====    =======    ====    =======    ====

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below (in thousands of dollars):

                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
  Long-term compensation....................................  $18,757    $ 8,270
  Accounts receivable.......................................    3,419      4,538
  State income taxes........................................    2,392       (998)
  Premises and equipment....................................    2,988         --
  Investments...............................................    1,114         --
  Other.....................................................       --        315
                                                              -------    -------
          Total gross deferred tax assets...................   28,670     12,125
  Valuation allowance.......................................       --         --
                                                              -------    -------
          Net deferred tax asset, included in other
           assets...........................................  $28,670    $12,125
                                                              =======    =======

     There was no valuation allowance for deferred tax assets as of December 31, 2000, 1999 and 1998.

     Management believes it is more likely than not that the Company will realize the deferred tax asset.

(10) BENEFIT PLANS

PENSION PLAN

     The Company has a defined benefit pension plan which covers certain employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee's career average pay. The Company's funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes.

     The following tables set forth the plan's funded status and amounts recognized in the Company's accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Projected benefit obligation for service rendered to date...  $24,208    $20,889
Plan assets, at fair market value...........................   19,093     17,037
                                                              -------    -------
  Excess of the projected benefit obligation over plan
     assets.................................................    5,115      3,852
Unamortized prior service cost..............................     (167)       208
Unrecognized net transition obligation being recognized over
  15 years..................................................      (30)       (63)
Unrecognized net loss.......................................   (4,996)    (2,645)
Adjustment to recognize minimum liability...................    1,979        313
                                                              -------    -------
  Pension liability included in other liabilities...........  $ 1,901    $ 1,665
                                                              =======    =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Net pension cost included the following components:
  Service cost -- benefits earned during the period.........  $ 1,266    $ 1,773    $ 1,895
  Interest cost on projected benefit obligation.............    1,786      1,592      1,551
  Expected return on plan assets............................   (1,709)    (1,438)    (1,310)
  Settlement loss/(gain)....................................      653         --         --
  Curtailment loss/(gain)...................................       --        (51)        --
  Net amortization..........................................       48        305        363
                                                              -------    -------    -------
          Net periodic pension cost.........................  $ 2,044    $ 2,181    $ 2,499
                                                              =======    =======    =======

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Fair value of assets, beginning of year.....................  $17,037    $17,203
Employer contributions......................................    3,140      1,914
Benefit payments made.......................................      (95)    (1,127)
Settlements.................................................   (3,165)        --
Total investment return.....................................    2,176       (953)
                                                              -------    -------
Fair value of assets, end of year...........................  $19,093    $17,037
                                                              =======    =======

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Projected benefit obligation, beginning of year.............  $20,889    $24,837
Service cost................................................    1,266      1,773
Interest cost...............................................    1,786      1,592
Actuarial gains and losses..................................    3,527     (4,934)
Benefits paid...............................................      (95)    (1,127)
Settlements.................................................   (3,165)        --
Recognized curtailment loss/(gain)..........................       --     (1,338)
Plan amendments.............................................       --         86
                                                              -------    -------
Projected benefit obligation, end of year...................  $24,208    $20,889
                                                              =======    =======

     The net periodic pension costs above include the costs related to discontinued operations of ITGI of $385,000 in 1998.

     The plan assets consist of approximately 60% equities and 40% fixed income securities.

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 4.00%, respectively, in 2000, 7.75% and 5.00%, respectively, in 1999 and 6.75% and 5.00%, respectively, in 1998. The expected long-term rate of return on assets was 8.40% in 2000, 1999 and 1998.

STOCK COMPENSATION PLANS

     At December 31, 2000, the Company had five stock-based compensation plans, which are described below. The Company applied APB Opinion No. 25 in accounting for its plans. Accordingly, no compensation

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

cost has been recognized for fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                 2000                   1999                   1998
                                         --------------------   --------------------   --------------------
                                         REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                                         --------   ---------   --------   ---------   --------   ---------
EARNINGS:
     Earnings from continuing
       operations......................  $54,981     $51,215    $48,839     $46,553    $36,201     $33,131
     Earnings from discontinued
       operations......................       --          --     12,888      12,446     33,481      32,109
                                         -------     -------    -------     -------    -------     -------
     Net earnings......................  $54,981     $51,215    $61,727     $58,999    $69,682     $65,240
                                         =======     =======    =======     =======    =======     =======
BASIC EARNINGS PER SHARE:
     Earnings from continuing
       operations......................  $  2.30     $  2.14    $  2.05     $  1.96    $  1.62     $  1.48
     Earnings from discontinued
       operations......................       --          --       0.55        0.52       1.50        1.44
                                         -------     -------    -------     -------    -------     -------
     Net earnings......................  $  2.30     $  2.14    $  2.60     $  2.48    $  3.12     $  2.92
                                         =======     =======    =======     =======    =======     =======
DILUTED EARNINGS PER SHARE:
     Earnings from continuing
       operations......................  $  2.26     $  2.10    $  2.04     $  1.94    $  1.58     $  1.44
     Earnings from discontinued
       operations......................       --          --       0.51        0.50       1.38        1.33
                                         -------     -------    -------     -------    -------     -------
     Net earnings......................  $  2.26     $  2.10    $  2.55     $  2.44    $  2.96     $  2.77
                                         =======     =======    =======     =======    =======     =======

INCENTIVE PLAN

     The Company has an Incentive Compensation Plan ("Incentive Plan") which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The plan imposes a limit on the number of shares of common stock of the Company that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25% of the number of shares issued and outstanding immediately prior to the grant. Under the Incentive Plan, the exercise price of each option is generally not less than the market price of the Company's stock on the date of grant and the option's maximum term is ten years.

     Restricted Stock. The Incentive Plan allows for grants of restricted stock awards, whereby certain key employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted. During 2000, 1999 and 1998, there were restricted stock awards of 676,223 shares, 400,000 shares and 183,947 shares, respectively, with a corresponding market value of $15,781,000, $15,791,000 and $6,488,000, respectively. Grants are expensed over their vesting periods, generally one to four years. The compensation cost charged against earnings was $12,269,000, $10,354,000 and $5,183,000 in 2000, 1999 and 1998, respectively. As of December 31, 2000, 1999 and 1998, restricted stock shares outstanding were 1,042,299 shares, 507,905 shares and 381,585 shares, respectively.

     Performance-based Stock Options. While the Incentive Plan allows for the granting of performance-based stock options, no such options were granted during 2000, 1999 and 1998, and no such options were outstanding at December 31, 2000, 1999 and 1998.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

DIRECTOR PLAN

     The Company also has a Directors' Stock Compensation Plan ("Directors' Plan") which provides for an annual grant to each non-employee director of an option to purchase 4,000 shares of the Company's common stock. Such grants will be made automatically on the date directors are elected or reelected at the Company's annual meeting. In addition, the Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is first elected or appointed, of an option to purchase 5,000 shares of the Company's common stock.

     Additionally, the Directors' Plan permits each non-employee director to elect to be paid annual retainer fees and annual fees for service as chairman of a Board committee in the form of stock options and to defer receipt of any director fees in an interest-bearing cash account or as deferred shares in a deferred share account.

     A total number of 500,000 shares of the Company's common stock are reserved under the Directors' Plan. Under the Directors' Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is ten years.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan ("ESPP") which qualifies under Section 423 of the U.S. Internal Revenue Code. All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Employee contributions are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company's common stock. The stock purchase price is based on the lower of 85 percent of the stock price at the beginning or end of the period. The stock price used is the Volume Weighted Average Price ("VWAP") for the particular day. The difference between the employees' stock purchase price and the market value of the stock is considered a Company contribution. The Company's contribution vests after a minimum of one year. The Company does not recognize compensation cost related to its ESPP contributions.

     In addition, the Company has a Supplemental Stock Purchase Plan ("SSPP") which is a non-qualified plan that is similar to the Company's ESPP. The Company recognizes compensation cost related to its SSPP contributions.

     In the past, the Company's stock purchase plan matched employee contributions at a rate of 15% (more, if profits exceeded targets set by the Company's Board of Directors). The Company recognized compensation cost related to its matching.

     The compensation cost charged against continuing operations was $84,000, $34,000 and $293,000 in 2000, 1999 and 1998, respectively. The charge against discontinued operations of ITGI was $4,000 in 1998.

CAPITAL ACCUMULATION PLAN

     The Company had a Capital Accumulation Plan (CAP) for certain officers and key employees of the Company. Participation in the plan was optional, with those who elected to participate agreeing to defer graduated percentages of their compensation. The plan allowed selected employees to acquire the Company's common stock at a 15% discount with 50% of the amount deferred. The remaining 50% of the amount deferred was placed in a Profit-Based Deferred Compensation Account that earned interest at a rate based on the performance of the Company.

     In January 1999, the Company liquidated its CAP plan. The Company had recognized compensation cost related to the 15% discount and interest on Profit-Based Deferred Compensation Accounts. The compensation

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

cost charged against continuing operations was $4,115,000 in 1998. The charge against discontinued operations of ITGI was $219,000 in 1998.

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an Employee Stock Ownership Plan ("ESOP") which was established in 1988. In 1999, the Company re-established annual contributions to the ESOP. In 1999, 278,744 shares of common stock were purchased for $6,487,000, which was funded by a loan from the Company. The loan is being repaid over 4 years at an annual interest rate of 5.22%. The Company makes contributions to the ESOP sufficient to fund principal and interest payments and may make additional contributions at the discretion of the Board of Directors. As of December 31, 2000, the loan balance was $4,579,000 relating to 196,744 shares of common stock. Additionally, during 2000 and 1999, 18,000 and 100,000 shares of common stock, respectively, were purchased for $349,000 and $2,441,000, respectively. These shares were paid for substantially through a Company contribution.

     The compensation cost charged against continuing operations was $2,478,000 and $2,341,000 in 2000 and 1999, respectively.

PROFIT SHARING PLAN

     The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under
Section 401(k) of the Internal Revenue Code. Expenses of this plan related to continuing operations amounted to $2,640,000, $2,954,000 and $6,778,000 in 2000,
1999 and 1998, respectively. Expenses of this plan related to discontinued operations of ITGI amounted to $43,000 and $2,362,000 in 1999 and 1998, respectively.

OPTIONS ISSUED UNDER ALL PLANS

     The fair value of all option grants for all the Company's plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2000, 1999 and 1998, respectively: dividend yield of 0.9%, 0.9%, and 0.6%; expected volatility of 42.0%, 42.0%, and 32.6%; risk-free interest rates of 6.4%, 5.2%, and 5.5%; and expected lives of 5.1 years, 5.0 years, and 5.0 years.

     A summary of the status of Company stock options in all its stock-based plans as of December 31, 2000 and 1999 and changes during the year then ended is presented below:

                                                  2000                              1999
                                      -----------------------------    ------------------------------
                                                   WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                       SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                      ---------    ----------------    ----------    ----------------
Outstanding at beginning of year....  2,277,165         $20.04          1,442,817         $21.12
Granted.............................    574,694          21.49          2,389,213          20.01
Exercised...........................    (76,793)         15.08         (1,108,882)         15.07
Exchanged for cash..................         --             --           (111,444)         40.00
Exchanged for options...............         --             --           (283,494)         36.47
Forfeited...........................   (523,307)         22.22            (51,045)         22.56
                                      ---------                        ----------
Outstanding at end of year..........  2,251,759         $20.08          2,227,165         $20.04
                                      =========                        ==========
Options exercisable at year-end.....  1,172,964         $17.85          1,279,235         $17.71
Weighted-average fair value of
  options granted during the year...                    $ 9.17                            $ 8.51

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   ----------------------------------------    ------------------------
                                      NUMBER         WEIGHTED                     NUMBER
                                   OUTSTANDING       AVERAGE       WEIGHTED    EXERCISABLE     WEIGHTED
                                        AT          REMAINING      AVERAGE          AT         AVERAGE
                                   DECEMBER 31,    CONTRACTUAL     EXERCISE    DECEMBER 31,    EXERCISE
    RANGE OF EXERCISE PRICES           2000        LIFE (YEARS)     PRICE          2000         PRICE
    ------------------------       ------------    ------------    --------    ------------    --------
$ 6.20 to  9.99..................      91,925          3.0          $ 7.65         91,925       $ 7.65
$10.00 to 19.99..................     690,488          2.4           16.19        688,692        16.18
$20.00 to 29.63..................   1,469,346          3.7           22.68        392,347        23.16
                                    ---------                                   ---------
$ 6.20 to 29.63..................   2,251,759          3.2          $20.08      1,172,964       $17.85
                                    =========                                   =========

(11) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Earnings from continuing operations.........................  $54,981    $48,839    $36,201
Discontinued operations of ITGI, net of tax.................       --     12,888     33,481
                                                              -------    -------    -------
Net earnings for basic earnings per share...................   54,981     61,727     69,682
  Earnings adjustment -- stock options on subsidiary........       --       (475)    (1,672)
                                                              -------    -------    -------
  Adjusted earnings for diluted earnings per share..........  $54,981    $61,252    $68,010
                                                              =======    =======    =======
Shares of common stock and common stock equivalents:
  Average shares used in basic computation..................   23,912     23,778     22,346
  Stock options.............................................      240        191        508
  Other unissued common shares..............................      183         23        100
                                                              -------    -------    -------
  Average shares used in diluted computation................   24,335     23,992     22,954
                                                              =======    =======    =======
Earnings per share:
Basic:
  Earnings from continuing operations.......................  $  2.30    $  2.05    $  1.62
  Discontinued operations of ITGI, net of tax...............       --       0.55       1.50
                                                              -------    -------    -------
  Net earnings..............................................  $  2.30    $  2.60    $  3.12
                                                              =======    =======    =======
Diluted:
  Earnings from continuing operations.......................  $  2.26    $  2.04    $  1.58
  Discontinued operations of ITGI, net of tax...............       --       0.51       1.38
                                                              -------    -------    -------
  Net earnings..............................................  $  2.26    $  2.55    $  2.96
                                                              =======    =======    =======

     The Company had no anti-dilutive securities during 2000, 1999 and 1998.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(12) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2013. Future minimum lease payments for all noncancelable operating leases at December 31, 2000 are as follows (in thousands of dollars):

                                                               GROSS     SUB-LEASES      NET
                                                              -------    ----------    -------
2001........................................................  $14,275      $1,385      $12,890
2002........................................................   12,805         572       12,233
2003........................................................   12,040         304       11,736
2004........................................................   11,691         228       11,463
2005........................................................   11,325          57       11,268
Thereafter..................................................   47,368          --       47,368

     Rental expense related to continuing operations amounted to $12,535,000, $9,326,000 and $7,295,000, in 2000, 1999 and 1998, respectively. Rental expense related to discontinued operations of ITGI amounted to $0, $873,000 and $2,556,000, in 2000, 1999 and 1998, respectively.

(13) FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK

     The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements.

     In the normal course of business, the Company had letters of credit outstanding aggregating $33,005,000 at December 31, 2000 to satisfy various collateral requirements in lieu of depositing cash or securities.

     The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost or proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. The index futures positions are taken as a hedge against securities positions.

     The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, and foreign exchange forward contracts, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provide only a measure of the Company's involvement in these contracts at December 31, 2000 and 1999. They do not

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

represent amounts subject to market risk and, in many cases, serve to reduce the Company's overall exposure to market and other risks.

                                                             NOTIONAL OR CONTRACTED AMOUNT
                                                       -----------------------------------------
                                                              2000                   1999
                                                       -------------------    ------------------
                                                       PURCHASE     SALE      PURCHASE     SALE
                                                       --------    -------    --------    ------
Index futures contracts..............................  $    --     $ 1,734    $    --     $1,792
Option contracts.....................................   24,325         858     18,260      7,953
Foreign exchange forward contracts...................   21,027      25,339      4,089      5,588

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The following is an aggregate summary of the average 2000 and 1999 and December 31, 2000 and 1999 fair values of derivative financial instruments (in thousands of dollars):

                                                           2000                        1999
                                                 ------------------------    ------------------------
                                                 AVERAGE    END OF PERIOD    AVERAGE    END OF PERIOD
                                                 -------    -------------    -------    -------------
Index futures contracts:
  In a favorable position......................  $   100       $    65       $   42        $   --
  In an unfavorable position...................       22            --           50            63
Option contracts:
  Purchase.....................................    2,144         2,610        1,249         3,047
  Sale.........................................    1,342            98          830           676
Foreign exchange forward contracts:
  Purchase.....................................   21,904        21,027        7,013         4,089
  Sale.........................................   17,451        25,339        7,079         5,588

CREDIT RISK

     In the normal course of business, the Company is involved in the execution, settlement and financing of various customer and principal securities transactions. Customer activities are transacted on a cash, margin or delivery-versus-payment basis. Securities transactions are subject to the risk of counterparty or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date or to the extent of margin balances.

     The Company seeks to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. The Company may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, the Company may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

CONCENTRATION OF CREDIT RISK

     As a major securities firm, the Company's activities are executed primarily with and on behalf of other financial institutions, including brokers and dealers, banks and other institutional customers. Concentrations of credit risk can be affected by changes in economic, industry or geographical factors. The Company seeks to control its credit risk and the potential risk concentration through a variety of reporting and control procedures, including those described in the preceding discussion of credit risk.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(14) OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 2000 and for the year then ended (in thousands of dollars):

                                                            BEFORE-TAX    INCOME TAX    NET-OF-TAX
                                                              AMOUNT      OR BENEFIT      AMOUNT
                                                            ----------    ----------    ----------
Currency translation adjustments..........................   $(1,121)        $ --        $(1,121)
Minimum pension liability adjustment......................    (1,666)         711           (955)
                                                             -------         ----        -------
Other comprehensive income (loss).........................   $(2,787)        $711        $(2,076)
                                                             =======         ====        =======

                                                                                       ACCUMULATED
                                                                         MINIMUM          OTHER
                                                          CURRENCY       PENSION      COMPREHENSIVE
                                                         TRANSLATION    LIABILITY        INCOME
                                                         ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                         -----------    ----------    -------------
Beginning balance......................................    $   236       $  (183)        $    53
Change in 2000.........................................     (1,121)         (955)         (2,076)
                                                           -------       -------         -------
Ending balance.........................................    $  (885)      $(1,138)        $(2,023)
                                                           =======       =======         =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1999 and for the year then ended (in thousands of dollars):

                                                            BEFORE-TAX    INCOME TAX    NET-OF-TAX
                                                              AMOUNT      OR BENEFIT      AMOUNT
                                                            ----------    ----------    ----------
Currency translation adjustments..........................    $  285       $    --        $  285
Minimum pension liability adjustment......................     2,540        (1,054)        1,486
                                                              ------       -------        ------
Other comprehensive income (loss).........................    $2,825       $(1,054)       $1,771
                                                              ======       =======        ======

                                                                                       ACCUMULATED
                                                                         MINIMUM          OTHER
                                                          CURRENCY       PENSION      COMPREHENSIVE
                                                         TRANSLATION    LIABILITY        INCOME
                                                         ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                         -----------    ----------    -------------
Beginning balance......................................     $(49)        $(1,669)        $(1,718)
Change in 1999.........................................      285           1,486           1,771
                                                            ----         -------         -------
Ending balance.........................................     $236         $  (183)        $    53
                                                            ====         =======         =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1998 and for the year then ended (in thousands of dollars):

                                                            BEFORE-TAX    INCOME TAX    NET-OF-TAX
                                                              AMOUNT      OR BENEFIT      AMOUNT
                                                            ----------    ----------    ----------
Currency translation adjustments..........................    $ 573          $ --         $ 573
Minimum pension liability adjustment......................     (254)          105          (149)
                                                              -----          ----         -----
Other comprehensive income (loss).........................    $ 319          $105         $ 424
                                                              =====          ====         =====

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

                                                                                       ACCUMULATED
                                                                         MINIMUM          OTHER
                                                          CURRENCY       PENSION      COMPREHENSIVE
                                                         TRANSLATION    LIABILITY        INCOME
                                                         ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                         -----------    ----------    -------------
Beginning balance......................................     $(622)       $(1,520)        $(2,142)
Change in 1998.........................................       573           (149)            424
                                                            -----        -------         -------
Ending balance.........................................     $ (49)       $(1,669)        $(1,718)
                                                            =====        =======         =======

(15) NET CAPITAL REQUIREMENTS

     As registered broker-dealers, JEFCO and W & D are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     At December 31, 2000, JEFCO's and W & D's net capital was $190,130,000 and $2,215,000, respectively, which exceeded minimum net capital requirements by $182,565,000 and $1,965,000, respectively.

(16) CONTINGENCIES

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

(17) SEGMENT REPORTING

     The Company's operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company's business is predominantly in the United States with approximately 10% of revenues and under 2% of assets attributable to international operations. In April 1999, the Company spun-off its only other segment, ITGI, which included the automated equity trading and transaction research activities of ITGI and its subsidiaries.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

ITGI CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                              PERIOD ENDED     YEAR ENDED
                                                               APRIL 27,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Revenues....................................................    $76,180         $212,205
Expenses....................................................     56,536          131,270
                                                                -------         --------
Earnings before income tax expense..........................     19,644           80,935
Income tax expense..........................................      9,250           37,541
                                                                -------         --------
Net earnings................................................    $10,394         $ 43,394
                                                                =======         ========
COMPONENTS OF DISCONTINUED OPERATIONS OF ITGI
Net earnings of ITGI........................................    $10,394         $ 43,394
Deferred taxes on ITGI's IPO gain...........................     12,843               --
Less: Write-off of goodwill on JEF related to ITGI..........      5,208               --
Less: Company's spin-off related expenses...................      3,116            1,936
Less: Minority interest in ITGI.............................      2,025            7,977
                                                                -------         --------
Discontinued operations of ITGI.............................    $12,888         $ 33,481
                                                                =======         ========

CASH PAID FOR INTEREST AND INCOME TAXES

     The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITGI (in thousands of dollars).

                                                              2000     1999      1998
                                                              ----    ------    -------
Interest paid...............................................   $--    $   31    $    20
Income taxes paid to affiliate..............................   --      6,538     30,296

(18) THE EUROPE COMPANY LIMITED

     To expand its European capabilities, the Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.6 million in goodwill.

     At December 31, 2000, excess of purchase price over net assets acquired remaining was $13.0 million, net of accumulated amortization of $0.6 million and is included in other assets.

     The approximately $3.0 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is approximately 28.80 Euros (as of December 31, 2000, this was equivalent to approximately $27.00) per common share until August 4, 2003 and the closing stock price on the date of conversion subsequent to that date.

     The shares and share equivalents related to both the restricted stock and zero coupon unsecured Euro denominated convertible loan notes were included in the denominator of the basic earnings per share calculation.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(19) ASSET MANAGEMENT

     The following summarizes revenues from asset management for the years 2000, 1999 and 1998 (in thousands of dollars):

                                                              2000      1999     1998
                                                             ------    ------    ----
HIGH YIELD (HY)
     Performance based...................................    $5,919    $   --    $ --
     Asset based.........................................     1,514        --      --
NON-HY EMPLOYEE FUNDS
     Asset based.........................................       143        --      --
INTERNATIONAL............................................     1,984     1,973     926
                                                             ------    ------    ----
     Total...............................................    $9,560    $1,973    $926
                                                             ======    ======    ====

(20) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2000 and 1999 (in thousands of dollars, except per share amounts):

                                               MARCH       JUNE     SEPTEMBER   DECEMBER     YEAR
                                              --------   --------   ---------   --------   --------
2000
Revenues....................................  $194,760   $182,618   $198,299    $186,186   $761,863
Earnings before income taxes................    26,201     21,381     25,524      22,287     95,393
Net earnings................................    15,024     12,372     14,713      12,872     54,981
Net earnings per share:
Basic.......................................  $   0.63   $   0.51   $   0.62    $   0.54   $   2.30
                                              ========   ========   ========    ========   ========
Diluted.....................................  $   0.62   $   0.51   $   0.60    $   0.52   $   2.26
                                              ========   ========   ========    ========   ========
1999
Revenues....................................  $148,678   $175,329   $145,808    $170,332   $640,147
Earnings before income taxes................    20,370     25,047     15,491      23,187     84,095
Earnings from continuing operations.........    11,666     14,777      8,840      13,556     48,839
Earnings from discontinued operations of
  ITGI......................................     4,955      6,192         91       1,650     12,888
Net earnings................................    16,621     20,969      8,931      15,206     61,727
Basic:
Earnings from continuing operations per
  share.....................................  $   0.50   $   0.62   $   0.37    $   0.56   $   2.05
Earnings from discontinued operations.......      0.22       0.26         --        0.07       0.55
                                              --------   --------   --------    --------   --------
Net earnings per share......................  $   0.72   $   0.88   $   0.37    $   0.63   $   2.60
                                              ========   ========   ========    ========   ========
Diluted:
Earnings from continuing operations per
  share.....................................  $   0.50   $   0.61   $   0.36    $   0.56   $   2.04
Earnings from discontinued operations.......      0.19       0.26       0.01        0.07       0.51
                                              --------   --------   --------    --------   --------
Net earnings per share......................  $   0.69   $   0.87   $   0.37    $   0.63   $   2.55
                                              ========   ========   ========    ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                              PAGES
                                                              -----
(a)1.FINANCIAL STATEMENTS
       Included in Part II of this report:
          Independent Auditors' Report......................   15
          Consolidated Statements of Financial Condition....   16
          Consolidated Statements of Earnings...............   17
          Consolidated Statements of Changes in
          Stockholders' Equity..............................   18
          Consolidated Statements of Cash Flows.............   19
          Notes to Consolidated Financial Statements........   20

     All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(a)3. EXHIBITS

         (3.1)     Registrant's Amended and Restated Certificate of
                   Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on April 30, 1999.
         (3.2)     Registrant's By-Laws are incorporated by reference to
                   Exhibit 3.2 of Registrant's Form 10 filed on April 20, 1999.
         (4.1) Indenture dated as of August 18, 1997 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, including form of 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 4.1 to Jefferies Group, Inc.'s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997 including amendments thereto.

         [4.1(a)] First Supplemental Indenture dated as of March 15, 1999 between Jefferies Group, Inc. and The Bank of New York, as
                   Trustee, supplementing the Indenture dated as of August 18, 1997 is incorporated by reference to Exhibit [4.1(a)] of Registrant's Form 10-K filed on March 27, 2000.
         [4.1(b)] Second Supplemental Indenture dated as of March 17, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and
                   The Bank of New York, as Trustee, supplementing the
                   Indenture dated as of August 18, 1997, as amended on March
                   15, 1999 is incorporated by reference to Exhibit [4.1(b)] of Registrant's Form 10-K filed on March 27, 2000.
         (4.2) Registration Rights Agreement dated as of August 18, 1997 by and among Jefferies Group, Inc. and the purchasers of Jefferies Group, Inc.'s 7 1/2% Series B Senior Notes due
                   2007 is incorporated by reference to Exhibit 10.2 to Jefferies Group, Inc.'s Registration Statement on Form S-4
                   (No. 333-40263) filed on November 14, 1997 including amendments thereto.
         (4.3) Indenture dated as of April 28, 1994 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, including form of 8 7/8% Senior Notes due 2004 is incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Jefferies Group, Inc.'s Registration Statement on Form
                   S-4 (No. 333-54265) filed on July 14, 1994.
         [4.3(a)]  Form of first Supplemental Indenture dated as of July 14,
                   1994 by and between Jefferies Group, Inc. and The Bank of
                   New York, as Trustee, is incorporated by reference to
                   Exhibit 4.2 of Amendment No. 1 to Jefferies Group, Inc.'s
                   Registration Statement on Form S-4 (No. 333-54265) filed on
                   July 14, 1994.
         [4.3(b)] Second Supplemental Indenture dated as of March 26, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and
                   The Bank of New York, as Trustee, supplementing the
                   Indenture dated as of April 28, 1994, as amended on July 14, 1994 is incorporated by reference to Exhibit [4.3(b)] of Registrant's Form 10-K filed on March 27, 2000.
         [4.3(c)] Third Supplemental Indenture dated as of April 1, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and
                   The Bank of New York, as Trustee, supplementing the
                   Indenture dated as of April 28, 1994, as amended on July 14, 1994 and March 26, 1999 is incorporated by reference to Exhibit [4.3(c)] of Registrant's Form 10-K filed on March
                   27, 2000.
         (4.4) Registration Rights Agreement dated as of April 28, 1994 by and among Jefferies Group, Inc. and the purchasers of the 8 7/8% Series B Senior Notes due 2004 is incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Jefferies
                   Group, Inc.'s Registration Statement on Form S-4 (No.
                   333-54265) filed on July 14, 1994.
         (4.5)     Zero Coupon Unsecured Convertible Notes (the "Notes");
                   Registrant hereby agrees to provide copies of such Notes to the Commission upon request.
        (10.1) Registrant's 1999 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of Registrant's
                   Form 10 filed on April 20, 1999.
        (10.2) Registrant's 1999 Directors' Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant's
                   Form 10 filed on April 20, 1999.
        (10.3) Distribution Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc.
                   is incorporated by reference to Exhibit 10.3 of Registrant's
                   Form 10 filed on April 20, 1999.
        (10.4)     Tax Sharing and Indemnification Agreement, dated as of March
                   17, 1999, by and among Investment Technology Group, Inc.,
                   Jefferies Group, Inc. and the JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.4 of Registrant's
                   Form 10 filed on April 20, 1999.

        (10.5)     Amended and Restated Tax Sharing Agreement, dated as of
                   March 17, 1999, by and among Investment Technology Group,
                   Inc., Jefferies Group, Inc. and JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.5 of Registrant's
                   Form 10 filed on April 20, 1999.
        (10.6) Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc.
                   is incorporated by reference to Exhibit 10.6 of Registrant's
                   Form 10 filed on April 20, 1999.
        (10.7)* Jefferies Group, Inc. Deferred Compensation Plan, dated effective January 1, 2001.
        (21)*      List of Subsidiaries of Registrant.
        (23)*      Consent of KPMG LLP.

---------------

* Filed herewith.

     Exhibits 10.1, 10.2 and 10.7 are management contracts or compensatory plans or arrangements.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) No reports on Form 8-K have been filed by the Registrant during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEFFERIES GROUP, INC.

                                          By: /s/    FRANK E. BAXTER

                                            ------------------------------------
                                                      Frank E. Baxter
                                             Chairman of the Board of Directors

Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ FRANK E. BAXTER                   Chairman of the Board of         March 30, 2001
-----------------------------------------------------  Directors
                   Frank E. Baxter

               /s/ RICHARD B. HANDLER                  Director, Chief Executive        March 30, 2001
-----------------------------------------------------  Officer
                 Richard B. Handler

                /s/ JOHN C. SHAW, JR.                  Director, President and          March 30, 2001
-----------------------------------------------------  Chief Operating Officer
                  John C. Shaw, Jr.

                /s/ JOSEPH A. SCHENK                   Executive Vice President and     March 30, 2001
-----------------------------------------------------  Chief Financial Officer
                  Joseph A. Schenk

               /s/ W. PATRICK CAMPBELL                 Director                         March 30, 2001
-----------------------------------------------------
                 W. Patrick Campbell

                /s/ RICHARD G. DOOLEY                  Director                         March 30, 2001
-----------------------------------------------------
                  Richard G. Dooley

                /s/ SHELDON B. LUBAR                   Director                         March 30, 2001
-----------------------------------------------------
                  Sheldon B. Lubar

              /s/ FRANK J. MACCHIAROLA                 Director                         March 30, 2001
-----------------------------------------------------
                Frank J. Macchiarola