Form 10-Q
period 2001-03-30
JEFFERIES GROUP INC /DE/
filed 2001-05-11
CIK 1084580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   March 30, 2001
                                          ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    -----------


                         Commission file number 1-14947


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


            DELAWARE                                          95-4719745
-----------------------------------                       ---------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


11100 Santa Monica Blvd., Los Angeles, California                90025
--------------------------------------------------        ---------------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199
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

As of March 30, 2001, the registrant had 24,986,253 common shares, $.0001 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 30, 2001



                                                                                               Page
                                                                                               ----
 PART I.       FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition -
                 March 30, 2001 (unaudited) and December 31, 2000.............................     3

               Consolidated Statements of Earnings (unaudited) -
                 Three Months Ended March 30, 2001 and March 31, 2000.........................     4

               Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                 Three Months Ended March 30, 2001............................................     5

               Consolidated Statements of Cash Flows (unaudited) -
                 Three Months Ended March 30, 2001 and March 31, 2000.........................     6

               Notes to Consolidated Financial Statements (unaudited).........................     8

      Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................    13

 PART II.      OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................................    14

      Item 6.  Exhibits and Reports on Form 8-K...............................................    14

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               March 30,        December 31,
                                                                 2001               2000
                                                             ------------       ------------
ASSETS                                                       (unaudited)
Cash and cash equivalents ..............................      $    54,346       $    24,996
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing and
 depository organizations ..............................          185,619           206,444
Receivable from brokers and dealers ....................        4,663,340         2,860,677
Receivable from customers, officers and directors ......          192,841           254,562
Securities owned .......................................          210,737           224,738
Securities pledged to creditors ........................           82,898            96,324
Investments ............................................          149,357           136,047
Premises and equipment .................................           47,848            43,635
Other assets ...........................................          130,108           110,446
                                                              -----------       -----------
                                                              $ 5,717,094       $ 3,957,869
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers and dealers .........................      $ 4,415,500       $ 2,423,488
Payable to customers ...................................          326,293           501,786
Securities sold, not yet purchased .....................          146,222           171,685
Accrued expenses and other liabilities .................          193,387           249,918
                                                              -----------       -----------
                                                                5,081,402         3,346,877
Long-term convertible debt .............................            2,774             2,963
Long-term debt .........................................          149,607           149,582
                                                              -----------       -----------
                                                                5,233,783         3,499,422
                                                              -----------       -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value. Authorized
    10,000,000 shares; none issued .....................             --                --
  Common stock, $.0001 par value. Authorized
    100,000,000 shares; issued 25,713,792 shares in 2001
    and 25,177,419 shares in 2000 ......................                3                 3
  Additional paid-in capital ...........................          105,535            86,004
  Retained earnings ....................................          399,290           384,846
  Less:
    Treasury stock, at cost, 727,539 shares in 2001 and
      489,039 shares in 2000 ...........................          (17,068)          (10,383)
    Accumulated other comprehensive loss:
      Currency translation adjustments .................           (3,311)             (885)
      Additional minimum pension liability .............           (1,138)           (1,138)
                                                              -----------       -----------
    Total accumulated other comprehensive loss .........           (4,449)           (2,023)
                                                              -----------       -----------
        Total stockholders' equity .....................          483,311           458,447
                                                              -----------       -----------
                                                              $ 5,717,094       $ 3,957,869
                                                              ===========       ===========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended
                                         ------------------------
                                          March 30,     March 31,
                                            2001          2000
                                         ---------     ----------
Revenues:
  Commissions .....................      $ 60,548      $ 58,580
  Principal transactions ..........        86,826        79,383
  Corporate finance ...............        17,012        15,217
  Interest ........................        39,944        37,689
  Asset management ................         4,729         2,094
  Other ...........................           649         1,797
                                         --------      --------
Total revenues ....................       209,708       194,760
Interest expense ..................        32,803        31,099
                                         --------      --------
Revenues, net of interest expense .       176,905       163,661
                                         --------      --------

Non-interest expenses:
  Compensation and benefits .......       107,484       100,687
  Floor brokerage and clearing fees        10,905         9,456
  Communications ..................        11,338        12,112
  Occupancy and equipment rental ..         5,492         4,560
  Travel and promotional ..........         5,609         4,802
  Other ...........................         8,946         5,843
                                         --------      --------
Total non-interest expenses .......       149,774       137,460
                                         --------      --------

Earnings before income taxes ......        27,131        26,201
Income taxes ......................        11,447        11,177
                                         --------      --------

Net earnings ......................      $ 15,684      $ 15,024
                                         ========      ========

Earnings per share:
  Basic ...........................      $   0.65      $   0.63
                                         ========      ========
  Diluted .........................      $   0.63      $   0.62
                                         ========      ========

Weighted average shares:
  Basic ...........................        24,039        23,998
  Diluted .........................        25,061        24,232



     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 30, 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                              Accumulated      Total
                                                      Additional                                 Other         Stock-
                                          Common       Paid-in      Retained      Treasury   Comprehensive     holders'
                                           Stock       Capital      Earnings       Stock         Loss          Equity
                                         ---------    ---------    ---------     ----------  -------------   -----------
Balance,
 December 31, 2000 ....................  $       3    $  86,004    $ 384,846     $ (10,383)    $  (2,023)    $ 458,447

Exercise of stock options,
 Including tax benefits
 (53,378 shares) ......................       --          1,421         --            --            --           1,421

Purchase of treasury stock
 (230,500 shares) .....................       --           --           --          (6,548)         --          (6,548)

Issuance of ESPP shares
 (89,216 shares) ......................       --          1,556         --            --            --           1,556

Issuance of restricted stock
 (385,779 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits .......       --         15,827         --            (137)         --          15,690

Employee stock ownership plan
 amortization and stock
 purchases, net .......................       --            727         --            --            --             727

Quarterly dividends
 ($.05 per share per quarter) .........       --           --         (1,240)         --            --          (1,240)

Comprehensive income:
  Net earnings ........................       --           --         15,684          --            --          15,684
  Other comprehensive loss,
   net of tax:
  Translation adjustment ..............       --           --           --            --          (2,426)       (2,426)
                                                                                                             ---------
Comprehensive income ..................       --           --           --            --            --          13,258
                                         -----------------------------------------------------------------------------
Balance,
 March 30, 2001 .......................  $       3    $ 105,535    $ 399,290     $ (17,068)    $  (4,449)    $ 483,311
                                         =============================================================================

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                               Three Months Ended
                                                                         ----------------------------
                                                                          March 30,         March 31,
                                                                            2001              2000
                                                                         -----------       -----------
Cash flows from operating activities:
       Net earnings ...............................................      $    15,684       $    15,024
                                                                         -----------       -----------
       Adjustments to reconcile net earnings to net cash
          provided by (used in) operations:
         Depreciation and amortization ............................            3,596             2,931
         (Increase) decrease in cash and securities segregated
           and on deposit for regulatory purposes .................           20,825            (6,192)
         (Increase) decrease in receivables:
           Brokers and dealers ....................................       (1,802,663)       (1,449,881)
           Customers, officers and directors ......................           61,721           (72,486)
         Decrease in securities owned .............................           14,001            91,077
         Decrease in securities pledged to creditors ..............           13,426              --
         Increase in investments ..................................          (13,310)          (18,864)
         (Increase) decrease in other assets ......................          (19,988)            8,608
         Increase (decrease) in operating payables:
           Brokers and dealers ....................................        1,992,012         1,272,008
           Customers ..............................................         (175,493)          193,144
         Decrease in securities sold, not yet purchased ...........          (25,463)          (69,658)
         Decrease in accrued expenses and other liabilities .......          (56,531)          (12,009)
                                                                         -----------       -----------
                Total adjustments .................................           12,133           (61,322)
                                                                         -----------       -----------
                Net cash provided by (used in) operating activities           27,817           (46,298)
                                                                         -----------       -----------


                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              Three Months Ended
                                                                           --------------------------
                                                                            March 30,       March 31,
                                                                              2001            2000
                                                                           -----------     ----------
Cash flows from financing activities:

       Net proceeds from (payments on):
       Bank loans .......................................................       --           16,000
       Repurchase of treasury stock .....................................     (6,548)           (34)
       Dividends paid ...................................................     (1,240)        (1,210)
       Exercise of stock options ........................................      1,421          1,154
       Issuance of ESPP shares ..........................................      1,556          3,402
       Issuance of restricted stock .....................................     15,690          3,982
       Employee Stock Ownership Plan stock purchases ....................       --             (349)
                                                                            --------       --------
           Net cash provided by financing activities ....................     10,879         22,945
                                                                            --------       --------

Cash flows from investing activities -
  purchase of premises and equipment ....................................     (6,731)        (2,199)
                                                                            --------       --------

Effect of foreign currency translation on cash ..........................     (2,615)          (166)
                                                                            --------       --------

           Net increase (decrease) in cash and cash equivalents..........     29,350        (25,718)

Cash and cash equivalents - beginning of period .........................     24,996         77,197
                                                                            --------       --------

Cash and cash equivalents - end of period ...............................   $ 54,346       $ 51,479
                                                                            ========       ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest ............................................................   $ 36,759       $ 28,567
                                                                            ========       ========
    Income taxes ........................................................   $  3,507       $(19,553)
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

     All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's annual report for the year ended December 31, 2000.

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     Receivable from and payable to brokers and dealers consists of the following as of March 30, 2001 (in thousands of dollars):


     Receivable from brokers and dealers:
         Securities borrowed .............................      $4,070,966
         Securities purchased under agreements to resell .         430,499
         Other ...........................................         161,875
                                                                ----------
                                                                $4,663,340
                                                                ==========

     Payable to brokers and dealers:
         Securities loaned ...............................      $3,935,005
         Securities sold under agreements to repurchase ..         430,499
         Other ...........................................          49,996
                                                                ----------
                                                                $4,415,500
                                                                ==========


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


SECURITIES OWNED, SECURITIES PLEDGED TO CREDITORS AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 30, 2001 (in thousands of dollars):


                                                                  Securities
                                                                     Sold,
                                                     Securities     Not Yet
                                                       Owned       Purchased
                                                   ------------   -----------
     Corporate equity securities.................     $107,158      $137,746
     High-yield securities ......................       67,408         3,619
     Corporate debt securities ..................       35,625         4,715
     Options ....................................          546           142
                                                      --------      --------
                                                      $210,737      $146,222
                                                      ========      ========


     The following is a summary of the market value of major categories of securities pledged to creditors as of March 30, 2001 (in thousands of dollars):


                                                               Securities
                                                                Pledged
                                                              To Creditors
                                                              ------------
     Corporate equity securities..........................     $   50,287
     High yield securities................................         12,585
     Corporate debt securities............................         20,026
                                                              -----------
                                                               $   82,898
                                                              ===========


INVESTMENTS

     Investments consist of the following as of March 30, 2001 (in thousands of dollars):


     Debt and equity investments..........................     $  18,274
     Partnership interests................................        53,944
     Equity and debt interests in affiliates..............        77,139
                                                               ---------
                                                               $ 149,357
                                                               =========

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 30, 2001 (in thousands of dollars):



     Cash in banks........................................     $  15,124
     Short term investments...............................        39,222
                                                               ---------
                                                               $  54,346
                                                               =========


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 30, 2001 and March 31, 2000 (in thousands, except per share amounts):


                                                              Three Months Ended
                                                          -------------------------
                                                           March 30,      March 31,
                                                             2001          2000
                                                          ---------      ---------
     Net earnings ........................................  $15,684        $15,024
                                                            -------        -------

     Shares for basic and diluted calculations:
     Average shares used in basic computation ............   24,039         23,998
     Stock options .......................................      420            168
     Restricted stock ....................................      602             66
                                                            -------        -------

     Average shares used in diluted computation...........   25,061         24,232
                                                            =======        =======

     Earnings per share:

     Basic ...............................................  $  0.65        $  0.63
                                                            =======        =======
     Diluted .............................................  $  0.63        $  0.62
                                                            =======        =======


ASSET MANAGEMENT

     The following summarizes revenues from asset management for the three month periods ended March 30, 2001 and March 31, 2000 (in thousands of dollars):


                                                    Three Months Ended
                                                --------------------------
                                                March 30,        March 31,
                                                   2001            2000
                                                ---------        ---------
      HIGH YIELD (HY)
      Performance based ......................   $3,386           $1,501
      Asset based ............................      500               78
      NON-HY EMPLOYEE FUNDS
      Asset based ............................       81             --
      INTERNATIONAL ..........................      762              515
                                                 ------           ------
      Total ..................................   $4,729           $2,094
                                                 ======           ======


OTHER COMPREHENSIVE LOSS

     The following summarizes other comprehensive income and accumulated other comprehensive income at March 30, 2001 and for the three months then ended (in thousands of dollars):


                                                  Before-Tax      Income Tax      Net-of-Tax
                                                    Amount        or Benefit        Amount
                                                  ----------    ---------------  ------------
      Currency translation adjustments .........   $(2,426)      $          --      $(2,426)
      Minimum pension liability adjustment......      --                    --         --
                                                   -------       --------------     -------
      Other comprehensive loss .................   $(2,426)      $          --      $(2,426)
                                                   =======       ==============     =======


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES



                                                                     Minimum      Accumulated
                                                       Currency      Pension         Other
                                                      Translation   Liability    Comprehensive
                                                      Adjustments   Adjustment   Income (Loss)
                                                      -----------   ----------   ------------
      Beginning at December 31, 2000.................  $  (885)      $(1,138)      $(2,023)
      Change in first quarter of 2001................   (2,426)         --          (2,426)
                                                       -------       -------       -------
      Ending at March 30, 2001 ......................  $(3,311)      $(1,138)      $(4,499)
                                                        =======       =======       =======


     The following summarizes other comprehensive income and accumulated other comprehensive income at March 31, 2000 and for the three months then ended (in thousands of dollars):


                                                      Before-Tax      Income Tax      Net-of-Tax
                                                        Amount        or Benefit        Amount
                                                      ----------    --------------    ----------
      Currency translation adjustments ...........      $(166)      $          --        $(166)
      Minimum pension liability adjustment........       --                    --         --
                                                        -----       --------------      -----
      Other comprehensive loss ...................      $(166)      $          --        $(166)
                                                        =====       ==============      =====


                                                                     Minimum       Accumulated
                                                    Currency         Pension          Other
                                                   Translation      Liability     Comprehensive
                                                   Adjustments      Adjustment    Income (Loss)
                                                   ----------       ---------     ----------
      Beginning at December 31, 1999.............     $ 236           $(183)         $  53
      Change in first quarter of 2000............      (166)           --             (166)
                                                      -----           -----          -----
      Ending at March 31, 2000 ..................     $  70           $(183)         $(113)
                                                      =====           =====          =====


     Comprehensive income for the three months ended March 30, 2001 and March 31, 2000 was as follows:


                                                          March 30,         March 31,
                                                           2001               2000
                                                         ---------         ---------
      Net earnings ..................................    $ 15,684           $ 15,024
      Other comprehensive loss.......................      (2,426)              (166)
                                                         --------           --------
      Comprehensive income ..........................    $ 13,258           $ 14,858
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

     Net capital changes from day to day, but as of March 30, 2001, JEFCO's and W & D's net capital was $68.3 million and $2.4 million, respectively, which exceeded minimum net capital requirements by $64.4 million and $2.1 million, respectively.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):


                                               1st Qtr.
                                               --------
     2001..................................     $.05
     2000..................................     $.05


OFF-BALANCE SHEET RISK

     In the normal course of business, the Company had letters of credit outstanding aggregating $33.0 million at March 30, 2001, to satisfy various collateral requirements in lieu of depositing cash or securities.

SEGMENT REPORTING

     The company's operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company's business is predominantly in the United States with less than 10% of revenues and 2% of assets attributable to international operations.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased $1,759.2 million from $3,957.9 million at December 31, 2000 to $5,717.1 million at March 30, 2001. The increase in assets is mostly due to an increase in the balances associated with JEFCO's securities borrowed and loaned matched book business.

FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

     Revenues, net of interest expense, increased 8% to $176.9 million, compared to $163.7 million for the first quarter of 2000. The increase was due primarily to a $7.4 million, or 9%, increase in principal transactions, a $2.6 million, or 126%, increase in asset management, a $2.0 million, or 3%, increase in commissions, a $1.8 million, or 12%, increase in corporate finance, and a $551,000, or 8%, increase in net interest income (interest revenues less interest expense), partially offset by a $1.1 million, or 64%, decrease in other income. Commissions and principal transactions revenue increased mostly due to the Equities, High Yield and Convertibles Divisions. Corporate finance revenues increased due mostly to an increase in advisory fees. Net interest income was up mostly due to increased securities borrowed and loaned matched book business. Asset management increased due to more assets under management and greater profitability. Other income decreased mostly due to a decrease in correspondent income.

     Total non-interest expenses increased 9% to $149.8 million, compared to $137.5 million for the first quarter of 2000. Compensation and benefits increased $6.8 million, or 7%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Other expense increased $3.1 million or 53%, largely due to higher legal expense. Floor brokerage and clearing fees increased $1.4 million, or 15%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $932,000, or 20%, mostly due to office expansion. Travel and promotional increased $807,000, or 17%, largely due to an increase in business travel. Communications were decreased $774,000 or 6%, mostly due to a reduction in technology consulting expense.

     Earnings before income taxes were up 4% to $27.1 million, compared to $26.2 million for the same prior year period. The effective tax rate was approximately 42.2% for the first quarter of 2001 compared to 42.7% for the first quarter of 2000. Net earnings were up $660,000 to $15.7 million, compared to $15.0 million for the same prior year period.

     Basic net earnings per share were $0.65 for the first quarter of 2001 on 24,039,000 shares compared to $0.63 in the 2000 period on 23,998,000 shares. Diluted net earnings per share were $0.63 for the first quarter of 2001 on 25,061,000 shares compared to $0.62 in the comparable 2000 period on 24,232,000 shares.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


REVENUES BY SOURCE

     The following provides a breakdown of total revenues by source for the three months ended March 30, 2001 and March 31, 2000.


                                                            Three Months Ended
                                             -----------------------------------------------------
                                                   March 30, 2001              March 31, 2000
                                             ------------------------    -------------------------
                                                             % of                          % of
                                                            Total                          Total
                                             Amount        Revenues       Amount          Revenues
                                             ------        --------       ------         --------
                                                             (Dollars in thousands)
Commissions and principal transactions:
    Equities ..........................      $101,031            48%      $ 92,109            47%
    International .....................        19,440             9         24,753            13
    High Yield ........................        16,182             8         12,688             6
    Convertible .......................        10,386             5          6,982             4
    Other proprietary trading .........           335          --            1,431             1
                                             --------      --------       --------      --------
    Total .............................       147,374            70        137,963            71
Corporate finance .....................        17,012             8         15,217             8
Interest ..............................        39,944            19         37,689            19
Asset management ......................         4,729             2          2,094             1
Other .................................           649             1          1,797             1
                                             --------      --------       --------      --------
    Total revenues ....................      $209,708           100%      $194,760           100%
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



                                                  JEFFERIES GROUP, INC.
                                               --------------------------
                                                      (Registrant)



Date:   May 11, 2001                      By:  /s/   Joseph A. Schenk
     ------------------                        --------------------------------
                                               Joseph A. Schenk
                                               Chief Financial Officer