Form 10-Q
period 2001-06-29
JEFFERIES GROUP INC /DE/
filed 2001-08-10
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-14947

JEFFERIES GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4719745

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Los Angeles, California	90025

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 445-1199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [   ]

As of June 29, 2001, the registrant had 25,837,656 common shares, $.0001 par value, outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 29, 2001

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	June 29,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash and cash equivalents	$78,083	$24,996

Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	168,337	206,444

Receivable from brokers and dealers	2,953,825	2,860,677

Receivable from customers, officers and directors	180,921	254,562

Securities owned	261,904	224,738

Securities pledged to creditors	99,195	96,324

Investments	157,613	136,047

Premises and equipment	49,576	43,635

Other assets	131,617	110,446

	$4,081,071	$3,957,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payable to brokers and dealers	$2,773,739	$2,423,488

Payable to customers	294,409	501,786

Securities sold, not yet purchased	152,854	171,685

Accrued expenses and other liabilities	199,402	249,918

	3,420,404	3,346,877

Long-term convertible debt	3,985	2,963

Long-term debt	149,631	149,582

	3,574,020	3,499,422

Stockholders’ equity:

Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—

Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 26,579,754 shares in 2001 and 25,177,419 shares in 2000	3	3

Additional paid-in capital	114,524	86,004

Retained earnings	414,568	384,846

Less:

Treasury stock, at cost, 742,098 shares in 2001 and 489,039 shares in 2000	(17,452)	(10,383)

Accumulated other comprehensive loss:

Currency translation adjustments	(3,454)	(885)

Additional minimum pension liability	(1,138)	(1,138)

Total accumulated other comprehensive loss	(4,592)	(2,023)

Total stockholders’ equity	507,051	458,447

	$4,081,071	$3,957,869

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Revenues:

Commissions	$53,859	$54,070	$114,407	$112,650

Principal transactions	72,404	59,037	159,230	138,420

Corporate finance	44,077	19,657	61,089	34,874

Interest	38,332	46,962	78,276	84,651

Asset management	5,811	2,214	10,540	4,308

Other	1,414	678	2,063	2,475

Total revenues	215,897	182,618	425,605	377,378

Interest expense	34,453	38,277	67,256	69,376

Revenues, net of interest expense	181,444	144,341	358,349	308,002

Non-interest expenses:

Compensation and benefits	111,244	87,530	218,728	188,217

Floor brokerage and clearing fees	11,183	9,309	22,088	18,765

Communications	12,230	11,598	23,568	23,710

Occupancy and equipment rental	6,135	4,605	11,627	9,165

Travel and promotional	5,703	4,960	11,312	9,762

Other	6,375	4,958	15,321	10,801

Total non-interest expenses	152,870	122,960	302,644	260,420

Earnings before income taxes	28,574	21,381	55,705	47,582

Income taxes	12,022	9,009	23,469	20,186

Net earnings	$16,552	$12,372	$32,236	$27,396

Earnings per share:

Basic	$0.68	$0.51	$1.34	$1.14

Diluted	$0.65	$0.51	$1.27	$1.13

Weighted average shares:

Basic	24,206	24,052	24,124	24,000

Diluted	25,564	24,258	25,321	24,217

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 29, 2001
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2000	$3	$86,004	$384,846	$(10,383)	$(2,023)	$458,447

Exercise of stock options, including tax benefits (74,256 shares)	—	1,771	—	—	—	1,771

Purchase of treasury stock (237,000 shares)	—	—	—	(6,741)	—	(6,741)

Issuance of ESPP shares (122,485 shares)	—	2,405	—	—	—	2,405

Issuance of restricted stock (1,189,535 shares), net of forfeitures, and additional vesting of restricted stock shares, including tax benefits	—	22,796	—	(328)	—	22,468

Employee stock ownership plan amortization and stock purchases, net	—	1,548	—	—	—	1,548

Quarterly dividends ($.05 per share per quarter)	—	—	(2,514)	—	—	(2,514)

Comprehensive income:

Net earnings	—	—	32,236	—	—	32,236

Other comprehensive loss, net of tax:

Translation adjustment	—	—	—	—	(2,569)	(2,569)

Comprehensive income	—	—	—	—	—	29,667

Balance, June 29, 2001	$3	$114,524	$414,568	$(17,452)	$(4,592)	$507,051

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended

	June 29,	June 30,
	2001	2000

Cash flows from operating activities:

Net earnings	$32,236	$27,396

Adjustments to reconcile net earnings to net cash provided by (used in) operations:

Depreciation and amortization	7,971	5,697

(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	38,107	(44,693)

(Increase) decrease in receivables:

Brokers and dealers	(93,148)	(1,326,672)

Customers, officers and directors	73,641	9,593

(Increase) decrease in securities owned	(37,166)	101,618

Increase in securities pledged to creditors	(2,871)	—

Increase in investments	(21,566)	(11,402)

Increase in other assets	(21,766)	(1,898)

Increase (decrease) in operating payables:

Brokers and dealers	350,251	1,154,217

Customers	(207,377)	41,546

Increase (decrease) in securities sold, not yet purchased	(18,831)	6,926

Decrease in accrued expenses and other liabilities	(50,516)	(17,492)

Total adjustments	16,729	(82,560)

Net cash provided by (used in) operating activities	48,965	(55,164)

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended

	June 29,	June 30,
	2001	2000

Cash flows from financing activities:

Net proceeds from (payments on):

Bank loans	—	77,000

Subordinated loans on consolidated subsidiary	1,300	—

Repurchase of treasury stock	(6,741)	(7,931)

Dividends paid	(2,514)	(2,432)

Exercise of stock options	1,771	1,274

Issuance of ESPP shares	2,405	3,402

Issuance of restricted stock	22,468	5,269

Employee Stock Ownership Plan stock purchases	—	(349)

Net cash provided by financing activities	18,689	76,233

Cash flows from investing activities - purchase of premises and equipment	(11,720)	(3,297)

Effect of foreign currency translation on cash	(2,847)	(937)

Net increase in cash and cash equivalents	53,087	16,835

Cash and cash equivalents — beginning of period	24,996	77,197

Cash and cash equivalents — end of period	$78,083	$94,032

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$73,688	$66,786

Income taxes	$29,893	$1,051

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (“Group”) and all its subsidiaries (“Company”), including Jefferies & Company, Inc. (“JEFCO”). The accounts of W & D Securities, Inc. (“W & D”) are consolidated because of the nature and extent of Group’s ownership interest in W & D. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield, as well as corporate finance activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company’s annual report for the year ended December 31, 2000.

Securities Transactions

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

     Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

Reclassifications

     Certain reclassifications have been made to the prior period’s amounts to conform to the current period’s presentation.

Receivable from, and Payable to, Brokers and Dealers

     Receivable from and payable to brokers and dealers consists of the following as of June 29, 2001 (in thousands of dollars):

Receivable from brokers and dealers:

Securities borrowed	$2,802,034

Other	151,791

$2,953,825

Payable to brokers and dealers:

Securities loaned	$2,722,523

Other	51,216

$2,773,739

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 29, 2001 (in thousands of dollars):

		Securities
		Sold,
	Securities	Not Yet
	Owned	Purchased

Corporate equity securities	$91,739	$133,580

High-yield securities	113,347	4,788

Corporate debt securities	56,075	14,474

Options	743	12

	$261,904	$152,854

     The following is a summary of the market value of major categories of securities pledged to creditors as of June 29, 2001 (in thousands of dollars):

Securities
Pledged
To Creditors

Corporate equity securities	$61,186

High yield securities	13,851

Corporate debt securities	24,158

$99,195

Investments

     Investments consist of the following as of June 29, 2001 (in thousands of dollars):

Debt and equity investments	$19,375

Partnership interests	57,704

Equity and debt interests in affiliates	80,534

$157,613

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 29, 2001 (in thousands of dollars):

Cash in banks	$16,515

Short term investments	61,568

$78,083

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Earnings per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 29, 2001 and June 30, 2000 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Net earnings	$16,552	$12,372	$32,236	$27,396

Shares for basic and diluted calculations:

Average shares used in basic computation	24,206	24,052	24,124	24,000

Stock options	529	147	472	155

Restricted stock	829	59	725	62

Average shares used in diluted computation	25,564	24,258	25,321	24,217

Earnings per share:

Basic	$0.68	$0.51	$1.34	$1.14

Diluted	$0.65	$0.51	$1.27	$1.13

Asset Management

     The following summarizes revenues from asset management for the three month and six month periods ended June 29, 2001 and June 30, 2000 (in thousands of dollars):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

High Yield (HY)

Performance based	$4,489	$1,509	$7,875	$3,010

Asset based	537	349	1,037	427

Non-HY Employee Funds

Asset based	84	—	165	—

International	701	356	1,463	871

Total	$5,811	$2,214	$10,540	$4,308

Other Comprehensive Loss

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 29, 2001 and for the three months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(143)	$—	$(143)

Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(143)	$—	$(143)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at March 30, 2001	$(3,311)	$(1,138)	$(4,449)

Change in second quarter of 2001	(143)	—	(143)

Ending at June 29, 2001	$(3,454)	$(1,138)	$(4,592)

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 30, 2000 and for the three months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(771)	$—	$(771)

Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(771)	$—	$(771)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at March 31, 2000	$70	$(183)	$(113)

Change in second quarter of 2000	(771)	—	(771)

Ending at June 30, 2000	$(701)	$(183)	$(884)

     Comprehensive income for the three months ended June 29, 2001 and June 30, 2000 was as follows:

	June 29,	June 30,
	2001	2000

Net earnings	$16,552	$12,372

Other comprehensive loss	(143)	(771)

Comprehensive income	$16,409	$11,601

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 29, 2001 and for the six months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(2,569)	$—	$(2,569)

Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(2,569)	$—	$(2,569)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at December 31, 2000	$(885)	$(1,138)	$(2,023)

Change in first half of 2001	(2,569)	—	(2,569)

Ending at June 29, 2001	$(3,454)	$(1,138)	$(4,592)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     The following summarizes other comprehensive income and accumulated other comprehensive income at June 30, 2000 and for the six months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(937)	$—	$(937)

Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(937)	$—	$(937)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at December 31, 1999	$236	$(183)	$53

Change in first half of 2000	(937)	—	(937)

Ending at June 30, 2000	$(701)	$(183)	$(884)

     Comprehensive income for the six months ended June 29, 2001 and June 30, 2000 was as follows:

	June 29,	June 30,
	2001	2000

Net earnings	$32,236	$27,396

Other comprehensive loss	(2,569)	(937)

Comprehensive income	$29,667	$26,459

Net Capital Requirements

     As registered broker-dealers, JEFCO and W & D are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     Net capital changes from day to day, but as of June 29, 2001, JEFCO’s and W & D’s net capital was $144.7 million and $2.4 million, respectively, which exceeded minimum net capital requirements by $141.0 million and $2.1 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr.

2001	$.05	$.05

2000	$.05	$.05

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Off-Balance Sheet Risk

     In the normal course of business, the Company had letters of credit outstanding aggregating $32.8 million at June 29, 2001, to satisfy various collateral requirements in lieu of depositing cash or securities.

Segment Reporting

     The company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company’s business is predominantly in the United States with less than 10% of revenues and 2% of assets attributable to international operations.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued two Statements: Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets”.

     Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002. The implementation of these statements is not expected to have a material impact on the Company.

Goodwill

     Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight-line basis over ten years and relates to the acquisition of The Europe Company Ltd. in the third quarter of 2000. At June 29, 2001, excess of purchase price over net assets acquired remaining was $11.7 million, net of accumulated amortization of $1.2 million and is included in other assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

     Total assets and total liabilities as of June 29, 2001 were $4.1 billion and $3.6 billion, respectively, and were relatively unchanged from December 31, 2000.

Second Quarter 2001 Versus Second Quarter 2000

     Revenues, net of interest expense, increased 26% to $181.4 million, compared to $144.3 million for the second quarter of 2000. The increase was due primarily to a $24.4 million, or 124%, increase in corporate finance, a $13.4 million, or 23%, increase in principal transactions, a $3.6 million, or 162%, increase in asset management, and a $736,000, or 109%, increase in other income, partially offset by a $4.8 million, or 55%, decrease in net interest income (interest revenues less interest expense). Commissions revenues remained relatively unchanged. Principal transactions revenue increased mostly due to the High Yield and Equities Divisions. Corporate finance revenues increased due mostly to an increase in debt and equity underwriting. Net interest income was down mostly due to decreased securities borrowed and loaned matched book business. Asset management increased due to more assets under management and greater profitability. Other income increased mostly due to several miscellaneous items.

     Total non-interest expenses increased 24% to $152.9 million, compared to $123.0 million for the second quarter of 2000. Compensation and benefits increased $23.7 million, or 27%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Floor brokerage and clearing fees increased $1.9 million, or 20%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $1.5 million, or 33%, mostly due to office expansion. Other expense increased $1.4 million or 29%, largely due to higher legal expense. Travel and promotional increased $743,000, or 15%, largely due to an increase in business travel. Communications were increased $632,000 or 5%, mostly due to an increase in trade volume and headcount.

     Earnings before income taxes were up 34% to $28.6 million, compared to $21.4 million for the same prior year period. The effective tax rate was approximately 42.1% for the second quarter of 2001 and 2000. Net earnings were up $4.2 million to $16.6 million, compared to $12.4 million for the same prior year period.

     Basic net earnings per share were $0.68 for the second quarter of 2001 on 24,206,000 shares compared to $0.51 in the 2000 period on 24,052,000 shares. Diluted net earnings per share were $0.65 for the second quarter of 2001 on 25,564,000 shares compared to $0.51 in the comparable 2000 period on 24,258,000 shares.

First Half 2001 Versus First Half 2000

     Revenues, net of interest expense, increased 16% to $358.3 million, compared to $308.0 million for the first half of 2000. The increase was due primarily to a $26.2 million, or 75%, increase in corporate finance, a $20.8 million, or 15%, increase in principal transactions, a $6.2 million, or 145%, increase in asset management, and a $1.8 million, or 2%, increase in commissions, partially offset by a $4.3 million, or 28%, decrease in net interest income (interest revenues less interest expense), and a $412,000, or 17%, decrease in other income. Commissions and principal transactions revenue increased mostly due to the Equities, High Yield and Convertibles Divisions. Corporate finance revenues increased due mostly to an increase in debt and equity underwriting. Net interest income was down mostly due to decreased securities borrowed and loaned matched book business. Asset management increased due to more assets under management and greater profitability. Other income decreased mostly due to a decrease in correspondent income.

     Total non-interest expenses increased 16% to $302.6 million, compared to $260.4 million for the first half of 2000. Compensation and benefits increased $30.5 million, or 16%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Other expense increased $4.5 million or 42%, largely due to higher legal expense. Floor brokerage and clearing fees increased $3.3 million, or 18%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $2.5 million, or 27%, mostly due to office

JEFFERIES GROUP, INC. AND SUBSIDIARIES

expansion. Travel and promotional increased $1.6 million, or 16%, largely due to an increase in business travel. Communications were unchanged from the same prior year period.

     Earnings before income taxes were up 17% to $55.7 million, compared to $47.6 million for the same prior year period. The effective tax rate was approximately 42.1% for the first half of 2001 compared to 42.4% for the first half of 2000. Net earnings were up $4.8 million, to $32.2 million, compared to $27.4 million for the same prior year period.

     Basic net earnings per share were $1.34 for the first half of 2001 on 24,124,000 shares compared to $1.14 in the 2000 period on 24,000,000 shares. Diluted net earnings per share were $1.27 for the first half of 2001 on 25,321,000 shares compared to $1.13 in the comparable 2000 period on 24,217,000 shares.

Revenues by Source

     The following provides a breakdown of total revenues by source for the three months and six months ended June 29, 2001 and June 30, 2000.

	Three Months Ended

	June 29, 2001		June 30, 2000

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:

Equities	$84,274	39%	$77,450	43%

International	15,659	7	19,764	11

High Yield	17,897	8	7,928	4

Convertible	6,718	3	6,060	3

Other proprietary trading	1,715	1	1,905	1

Total	126,263	58	113,107	62

Corporate finance	44,077	20	19,657	11

Interest	38,332	18	46,962	26

Asset management	5,811	3	2,214	1

Other	1,414	1	678	—

Total revenues	$215,897	100%	$182,618	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Six Months Ended

	June 29, 2001		June 30, 2000

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:

Equities	$185,305	44%	$169,559	45%

International	35,099	8	44,517	12

High Yield	34,079	8	20,616	6

Convertible	17,104	4	13,042	3

Other proprietary trading	2,050	1	3,336	1

Total	273,637	65	251,070	67

Corporate finance	61,089	14	34,874	9

Interest	78,276	18	84,651	22

Asset management	10,540	2	4,308	1

Other	2,063	1	2,475	1

Total revenues	$425,605	100%	$377,378	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company’s management believes that pending litigation will not have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

     During March 2001, the Company issued 83,314 shares of restricted common stock to Quarterdeck Investment Partners, Inc. in connection with the Company’s strategic alliance with Quarterdeck Investment Partners, LLC and as partial consideration for the acquisition of 16 2/3% interest in Quarterdeck Investment Partners, LLC. The securities were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of the Company’s shareholders was held on June 7, 2001. At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

	For	Withheld	Non-vote

Election of Directors

Frank E. Baxter	20,555,266	1,661,156	—

W. Patrick Campbell	21,645,576	570,846	—

Richard G. Dooley	21,949,108	267,314	—

Richard B. Handler	20,554,176	1,662,246	—

Sheldon B. Lubar	21,936,708	279,714	—

Frank J. Macchiarola	21,950,208	266,214	—

John C. Shaw, Jr.	20,852,357	1,364,065	—

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K.

None.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date:	August 10, 2001	By:	/s/	Joseph A. Schenk

Joseph A. Schenk Chief Financial Officer