Form 10-Q
period 2001-09-28
JEFFERIES GROUP INC /DE/
filed 2001-11-09
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-14947

JEFFERIES GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4719745

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Los Angeles, California	90025

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (310) 445-1199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

As of September 28, 2001, the registrant had 26,932,700 common shares, $.0001 par value, outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 28, 2001

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition - September 28, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Earnings (unaudited) - Three Months and Nine Months Ended September 28, 2001 and September 29, 2000	4

	Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - Nine Months Ended September 28, 2001	5

	Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended September 28, 2001 and September 29, 2000	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 6.	Exhibits and Reports on Form 8-K	17

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	September 28,	December 31,
	2001	2000

	(unaudited)
ASSETS
Cash and cash equivalents	$124,281	$24,996
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	171,978	206,444
Receivable from brokers and dealers	3,102,083	2,860,677
Receivable from customers, officers and directors	163,405	254,562
Securities owned	299,361	224,738
Securities pledged to creditors	56,737	96,324
Investments	166,779	136,047
Premises and equipment	48,944	43,635
Other assets	182,215	110,446

	$4,315,783	$3,957,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$51,000	$—
Payable to brokers and dealers	2,882,825	2,423,488
Payable to customers	335,189	501,786
Securities sold, not yet purchased	120,620	171,685
Accrued expenses and other liabilities	219,367	249,918

	3,609,001	3,346,877
Long-term convertible debt	4,175	2,963
Long-term debt	149,655	149,582

	3,762,831	3,499,422

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 27,768,798 shares in 2001 and 25,177,419 shares in 2000	3	3
Additional paid-in capital	151,158	86,004
Retained earnings	423,876	384,846
Less:
Treasury stock, at cost, 836,098 shares in 2001 and 489,039 shares in 2000	(20,101)	(10,383)
Accumulated other comprehensive loss:
Currency translation adjustments	(846)	(885)
Additional minimum pension liability	(1,138)	(1,138)

Total accumulated other comprehensive loss	(1,984)	(2,023)

Total stockholders’ equity	552,952	458,447

	$4,315,783	$3,957,869

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2001	2000	2001	2000

Revenues:
Commissions	$51,081	$51,411	$165,488	$164,061
Principal transactions	54,449	65,445	213,679	203,865
Corporate finance	22,468	38,240	83,557	73,114
Interest	31,259	39,589	109,535	124,240
Asset management	4,652	2,941	15,192	7,249
Other	1,735	673	3,798	3,148

Total revenues	165,644	198,299	591,249	575,677
Interest expense	28,565	35,047	95,821	104,423

Revenues, net of interest expense	137,079	163,252	495,428	471,254

Non-interest expenses:
Compensation and benefits	79,877	102,533	298,605	290,750
Floor brokerage and clearing fees	10,865	8,719	32,953	27,484
Communications	9,595	11,526	33,163	35,236
Occupancy and equipment rental	5,346	4,873	16,973	14,038
Travel and promotional	5,656	3,728	16,968	13,490
Other	7,351	6,349	22,672	17,150

Total non-interest expenses	118,690	137,728	421,334	398,148

Earnings before income taxes	18,389	25,524	74,094	73,106
Income taxes	7,757	10,811	31,226	30,997

Net earnings	$10,632	$14,713	$42,868	$42,109

Earnings per share:
Basic	$0.43	$0.62	$1.76	$1.76

Diluted	$0.40	$0.60	$1.67	$1.74

Weighted average shares:
Basic	24,938	23,859	24,397	23,862
Diluted	26,593	24,402	25,746	24,220

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 28, 2001
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders'
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2000	$3	$86,004	$384,846	$(10,383)	$(2,023)	$458,447
Exercise of stock options, including tax benefits (76,256 shares)	—	1,826	—	—	—	1,826
Purchase of treasury stock (330,000 shares)	—	—	—	(9,390)	—	(9,390)
Issuance of ESPP and common shares (255,265 shares)	—	5,903	—	—	—	5,903
Issuance of restricted stock (2,242,799 shares), net of forfeitures, and additional vesting of restricted stock shares, including tax benefits	—	55,023	—	(328)	—	54,695
Employee stock ownership plan amortization and stock purchases, net	—	2,402	—	—	—	2,402
Quarterly dividends ($.05 per share per quarter)	—	—	(3,838)	—	—	(3,838)
Comprehensive income:
Net earnings	—	—	42,868	—	—	42,868
Other comprehensive income, net of tax:
Translation adjustment	—	—	—	—	39	39

Comprehensive income	—	—	—	—	—	42,907

Balance, September 28, 2001	$3	$151,158	$423,876	$(20,101)	$(1,984)	$552,952

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	Sept. 28,	Sept. 29,
	2001	2000

Cash flows from operating activities:
Net earnings	$42,868	$42,109

Adjustments to reconcile net earnings to net cash provided by (used in) operations:
Depreciation and amortization	12,612	8,887
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	35,433	(93,462)
(Increase) decrease in receivables:
Brokers and dealers	(241,406)	(760,812)
Customers, officers and directors	91,157	(29,748)
(Increase) decrease in securities owned	(73,593)	35,934
Decrease in securities pledged to creditors	39,587	—
Increase in investments	(30,732)	(12,796)
Increase in other assets	(44,932)	(30,384)
Increase (decrease) in operating payables:
Brokers and dealers	459,337	578,363
Customers	(166,597)	140,029
Decrease in securities sold, not yet purchased	(51,065)	(33,468)
Increase (decrease) in accrued expenses and other liabilities	(32,747)	9,256

Total adjustments	(2,946)	(188,201)

Net cash provided by (used in) operating activities	39,922	(146,092)

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	Sept. 28,	Sept. 29,
	2001	2000

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	51,000	90,000
Subordinated loans on consolidated subsidiary	1,300	—
Convertible note issuance	—	2,792
Repurchase of treasury stock	(9,390)	(9,796)
Dividends paid	(3,838)	(3,650)
Exercise of stock options	1,826	1,410
Issuance of ESPP and common shares	5,903	5,678
Issuance of restricted stock	38,667	11,446
Employee Stock Ownership Plan stock purchases	—	(349)

Net cash provided by financing activities	85,468	97,531

Cash flows from investing activities:
Lawrence Helfant, Inc. acquisition (net of cash received)	(12,404)	—
Purchase of premises and equipment	(13,652)	(6,909)

Net cash flows from investing activities	(26,056)	(6,909)

Effect of foreign currency translation on cash	(49)	(1,684)

Net increase in cash and cash equivalents	99,285	(57,154)
Cash and cash equivalents — beginning of period	24,996	77,197

Cash and cash equivalents — end of period	$124,281	$20,043

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103,675	$102,653

Income taxes	$31,085	$10,819

Lawrence Helfant, Inc. acquisition:
Fair value of assets acquired	$30,628
Liabilities assumed	(2,196)
Stock issued (458,333 shares)	(16,028)

Net cash paid for acquisition	12,404
Cash acquired in acquisition	1,896

Cash paid for acquisition	$14,300

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (“Group”) and all its subsidiaries (“Company”), including Jefferies & Company, Inc. (“JEFCO”). The accounts of W & D Securities, Inc. (“W & D”) are consolidated because of the nature and extent of Group’s ownership interest in W & D. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield, as well as corporate finance activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service or class of service as a separate business segment.

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

Helfant Acquisition

     To expand its floor brokerage operations, the Company acquired Lawrence Helfant, Inc. (“Helfant”) in the third quarter of 2001, with a combination of stock and cash totaling approximately $30.3 million. The acquisition was accounted for as a purchase and resulted in approximately $20.0 million in goodwill.

Receivable from, and Payable to, Brokers and Dealers

     Receivable from and payable to brokers and dealers consists of the following as of September 28, 2001 (in thousands of dollars):

Receivable from brokers and dealers:
Securities borrowed	$2,951,925
Other	150,158

$3,102,083

Payable to brokers and dealers:
Securities loaned	$2,792,835
Other	89,990

$2,882,825

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 28, 2001 (in thousands of dollars):

		Securities
		Sold,
	Securities	Not Yet
	Owned	Purchased

Corporate equity securities	$63,582	$69,201
High-yield securities	113,647	1,593
Corporate debt securities	118,685	41,576
U.S. government securities	2,625	8,166
Options	822	84

	$299,361	$120,620

     The following is a summary of the market value of major categories of securities pledged to creditors as of September 28, 2001 (in thousands of dollars):

Securities
Pledged To Creditors

Corporate equity securities	$24,197
High yield securities	8,646
Corporate debt securities	23,894

$56,737

Investments

     Investments consist of the following as of September 28, 2001 (in thousands of dollars):

Debt and equity investments	$19,361
Partnership interests	53,564
Equity and debt interests in affiliates	93,854

$166,779

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 28, 2001 (in thousands of dollars):

Cash in banks	$21,078
Short term investments	103,203

$124,281

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Earnings per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 28, 2001 and September 29, 2000 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2001	2000	2001	2000

Net earnings	$10,632	$14,713	$42,868	$42,109

Shares for basic and diluted calculations:
Average shares used in basic computation	24,938	23,859	24,397	23,862
Stock options	591	325	510	208
Restricted stock	1,064	218	839	150

Average shares used in diluted computation	26,593	24,402	25,746	24,220

Earnings per share:
Basic	$0.43	$0.62	$1.76	$1.76

Diluted	$0.40	$0.60	$1.67	$1.74

Asset Management

     The following summarizes revenues from asset management for the three month and nine month periods ended September 28, 2001 and September 29, 2000 (in thousands of dollars):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2001	2000	2001	2000

High Yield (HY)
Performance based	$3,175	$1,883	$11,050	$4,893
Asset based	733	444	1,770	871
Non-HY Employee Funds
Asset based	83	57	248	57
International	661	557	2,124	1,428

Total	$4,652	$2,941	$15,192	$7,249

Other Comprehensive Income (Loss)

     The following summarizes other comprehensive income and accumulated other comprehensive loss at September 28, 2001 and for the three months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$2,608	$—	$2,608
Minimum pension liability adjustment	—	—	—

Other comprehensive income	$2,608	$—	$2,608

JEFFERIES GROUP, INC. AND SUBSIDIARIES

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at June 29, 2001	$(3,454)	$(1,138)	$(4,592)
Change in third quarter of 2001	2,608	—	2,608

Ending at September 28, 2001	$(846)	$(1,138)	$(1,984)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 29, 2000 and for the three months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(747)	$—	$(747)
Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(747)	$—	$(747)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at June 30, 2000	$(701)	$(183)	$(884)
Change in third quarter of 2000	(747)	—	(747)

Ending at September 29, 2000	$(1,448)	$(183)	$(1,631)

     Comprehensive income for the three months ended September 28, 2001 and September 29, 2000 was as follows:

	Sept. 28,	Sept. 29,
	2001	2000

Net earnings	$10,632	$14,713
Other comprehensive income (loss)	2,608	(747)

Comprehensive income	$13,240	$13,966

     The following summarizes other comprehensive income and accumulated other comprehensive loss at September 28, 2001 and for the nine months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$39	$—	$39
Minimum pension liability adjustment	—	—	—

Other comprehensive income	$39	$—	$39

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at December 31, 2000	$(885)	$(1,138)	$(2,023)
Change in 2001	39	—	39

Ending at September 28, 2001	$(846)	$(1,138)	$(1,984)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 29, 2000 and for the nine months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(1,684)	$—	$(1,684)
Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(1,684)	$—	$(1,684)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning at December 31, 1999	$236	$(183)	$53
Change in 2000	(1,684)	—	(1,684)

Ending at September 29, 2000	$(1,448)	$(183)	$(1,631)

     Comprehensive income for the nine months ended September 28, 2001 and September 29, 2000 was as follows:

	Sept. 28,	Sept. 29,
	2001	2000

Net earnings	$42,868	$42,109
Other comprehensive income (loss)	39	(1,684)

Comprehensive income	$42,907	$40,425

Net Capital Requirements

     As registered broker-dealers, JEFCO, W & D and Helfant are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined. Helfant has elected to use the aggregate indebtedness standard permitted by the Rule, which requires it to maintain its aggregate indebtedness to all other persons at less than 1500 percent of its net capital.

     Net capital changes from day to day, but as of September 28, 2001, JEFCO’s, W & D’s and Helfant’s net capital was $125.0 million, $1.9 million and $3.3 million, respectively, which exceeded minimum net capital requirements by $120.5 million, $1.6 million and $3.0 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr.	3rd Qtr.

2001	$.05	$.05	$.05
2000	$.05	$.05	$.05

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Off-Balance Sheet Risk

     In the normal course of business, the Company had letters of credit outstanding aggregating $32.8 million at September 28, 2001, to satisfy various collateral requirements in lieu of depositing cash or securities.

Segment Reporting

     The company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company’s business is predominantly in the United States with less than 10% of revenues and approximately 2% of assets attributable to international operations.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued two Statements: Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets”.

     Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which, for companies with calendar year ends, will be January 1, 2002. The implementation of these statements is not expected to have a material impact on the Company.

Goodwill

     Goodwill represents the excess of cost over net assets acquired and is included in other assets. The following is a summary of goodwill as of September 28, 2001 (in thousands of dollars):

			Excess of Purchase
	Excess of Purchase		Price Over Net
	Price Over Net	Accumulated	Assets Acquired
Acquisition	Assets Acquired	Amortization	Remaining	Acquisition Date	Amortization Period

The Europe Company	$13,376	$1,599	$11,777	Aug. 2000	10 years
Lawrence Helfant, Inc.	20,007	—	20,007	Sept. 2001	None

	$33,383	$1,599	$31,784

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

     Total assets increased $357.9 million from $3,957.9 million at December 31, 2000 to $4,315.8 million at September 28, 2001. Total liabilities increased $263.4 million from $3,499.4 million at December 31, 2000 to $3,762.8 million at September 28, 2001. The increase in assets and liabilities is mostly due to an increase in the balances associated with JEFCO’s securities borrowed and loaned matched book business. Additionally, total stockholders’ equity increased $94.5 million from $458.4 million at December 31, 2000 to $553.0 million at September 28, 2001. The increase in stockholders’ equity was partly due to stock issuances and amortization, net of stock purchases amounting to $55.4 million and net earnings of $42.9 million.

Third Quarter 2001 Versus Third Quarter 2000

     Revenues, net of interest expense, decreased 16% to $137.1 million, compared to $163.3 million for the third quarter of 2000. The decrease was due primarily to a $15.8 million, or 41%, decrease in corporate finance, an $11.0 million, or 17%, decrease in principal transactions, a $1.8 million, or 41%, decrease in net interest income (interest revenues less interest expense), partially offset by a $1.7 million, or 58%, increase in asset management, and a $1.1 million increase in other income. Commissions revenues remained relatively unchanged, despite being closed for four trading days as a result of the September 11th tragedy. Principal transactions revenue decreased mostly due to the Equities and International Divisions. Corporate finance revenues decreased due mostly to a decrease in advisory fees. Net interest income was down mostly due to decreased securities borrowed and loaned matched book business and decreased interest rates. Asset management increased due to more assets under management and greater profitability. Other income increased mostly due to several miscellaneous items.

     Total non-interest expenses decreased 14% to $118.7 million, compared to $137.7 million for the third quarter of 2000. Compensation and benefits decreased $22.7 million, or 22%, mostly due to a decrease in incentive based compensation accruals, despite an increased headcount. Floor brokerage and clearing fees increased $2.1 million, or 25%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $1.9 million, or 52%, largely due to an increase in business travel. Communications decreased $1.9 million, or 17%, mostly due to negotiated refunds and lower rate charges on some services. Other expense increased $1.0 million or 16%, largely due to higher legal expense. Occupancy and equipment rental increased $473,000, or 10%, mostly due to office expansion.

     Earnings before income taxes were down 28% to $18.4 million, compared to $25.5 million for the same prior year period. The effective tax rate was approximately 42% for the third quarter of 2001 and 2000. Net earnings were down $4.1 million to $10.6 million, compared to $14.7 million for the same prior year period.

     Basic net earnings per share were $0.43 for the third quarter of 2001 on 24,938,000 shares compared to $0.62 in the 2000 period on 23,859,000 shares. Diluted net earnings per share were $0.40 for the third quarter of 2001 on 26,593,000 shares compared to $0.60 in the comparable 2000 period on 24,402,000 shares.

First Nine Months 2001 Versus First Nine Months 2000

     Revenues, net of interest expense, increased 5% to $495.4 million, compared to $471.3 million for the first nine months of 2000. The increase was due primarily to a $10.4 million, or 14%, increase in corporate finance, a $9.8 million, or 5%, increase in principal transactions, a $7.9 million, or 110%, increase in asset management, and a $1.4 million, or 1%, increase in commissions, a $650,000, or 21%, increase in other income, partially offset by a $6.1 million, or 31%, decrease in net interest income (interest revenues less interest expense). Commissions and principal transactions revenue increased mostly due to the High Yield, Convertibles and Equities Divisions. Corporate finance revenues increased due mostly to an increase in debt underwriting. Net interest income was down mostly due to decreased securities borrowed and loaned matched book business and interest rates. Asset management increased due to more assets under management and greater profitability. Other income increased mostly due to several miscellaneous items.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Total non-interest expenses increased 6% to $421.3 million, compared to $398.1 million for the first nine months of 2000. Compensation and benefits increased $7.9 million, or 3%, mostly due to increased headcount. Other expense increased $5.5 million or 32%, largely due to higher legal expense. Floor brokerage and clearing fees increased $5.5 million, or 20%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $3.5 million, or 26%, largely due to an increase in business travel. Occupancy and equipment rental increased $2.9 million, or 21%, mostly due to office expansion. Communications decreased $2.1 million, or 6%, mostly due to negotiated refunds and lower rate charges on some services.

     Earnings before income taxes were $74.1 million compared to $73.1 million for the same prior year period. The effective tax rate was approximately 42% for the first nine months of both 2001 and 2000. Net earnings were up $759,000 to $42.9 million, compared to $42.1 million for the same prior year period.

     Basic net earnings per share were $1.76 for the nine months of 2001 on 24,397,000 shares compared to $1.76 in the 2000 period on 23,862,000 shares. Diluted net earnings per share were $1.67 for the first nine months of 2001 on 25,746,000 shares compared to $1.74 in the comparable 2000 period on 24,220,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Revenues by Source

     The following provides a breakdown of total revenues by source for the three months and nine months ended September 28, 2001 and September 29, 2000.

	Three Months Ended

	Sept. 28, 2001		Sept. 29, 2000

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

	(Dollars in thousands)
Commissions and principal transactions:
Equities	$66,267	40%	$78,962	40%
International	13,093	8	19,706	10
High Yield	17,035	10	11,848	6
Convertible	8,153	5	6,031	3
Other proprietary trading	982	1	309	—

Total	105,530	64	116,856	59
Corporate finance	22,468	13	38,240	19
Interest	31,259	19	39,589	20
Asset management	4,652	3	2,941	2
Other	1,735	1	673	—

Total revenues	$165,644	100%	$198,299	100%

	Nine Months Ended

	Sept. 28, 2001		Sept. 29, 2000

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

	(Dollars in thousands)
Commissions and principal transactions:
Equities	$251,572	43%	$248,521	43%
International	48,192	8	64,223	11
High Yield	51,114	9	32,464	6
Convertible	25,257	4	19,073	3
Other proprietary trading	3,032	—	3,645	1

Total	379,167	64	367,926	64
Corporate finance	83,557	14	73,114	13
Interest	109,535	18	124,240	22
Asset management	15,192	3	7,249	1
Other	3,798	1	3,148	—

Total revenues	$591,249	100%	$575,677	100%

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

Item 2. Changes in Securities and Use of Proceeds

     During July 2001, the Company issued 312,207 shares of restricted stock as consideration for the purchase of minority interests in FS Private Investment LLC and FS Private Investments III LLC. The securities were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     During September and October 2001, the Company issued 458,333 common stock shares (443,333 of which are restricted common stock shares) to the owners of Lawrence Helfant, Inc. in connection with and as partial consideration for the Company’s acquisition of Lawrence Helfant, Inc. The securities were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K.

          None.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: November 9, 2001	By:	/s/ Joseph A. Schenk

Joseph A. Schenk Chief Financial Officer