Form 10-K
period 2001-12-31
JEFFERIES GROUP INC /DE/
filed 2002-02-27
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission File Number: 1-14947

JEFFERIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, 12th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      State the aggregate market value of the common stock held by nonaffiliates of the registrant. $862,733,606 as of December 31, 2001.

      Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practical date. 26,232,572 shares as of the close of business February 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Registrant’s Definitive Proxy Statement with respect to the 2002 Annual Meeting of Stockholders to be held on May 23, 2002 is incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page 43.

JEFFERIES GROUP, INC.

2001 FORM 10-K ANNUAL REPORT

Exhibit Index located on page 43 of this report.

PART I

ITEM 1. BUSINESS.

      Jefferies Group, Inc. and its subsidiaries operate as an international investment bank that focuses on capital raising, research, mergers and acquisitions, advisory and restructuring services for small- to medium-sized companies and on trading in equity and high yield securities, convertible bonds, options, futures and international securities for institutional clients. The term “Company” refers, unless the context requires otherwise, to Jefferies Group, Inc. and its subsidiaries. The Company and its various subsidiaries maintain 20 offices worldwide, including New York, Atlanta, Boston, Chicago, Dallas, Hong Kong, London, Los Angeles, Paris, San Francisco, Tokyo and Zurich.

      As of December 31, 2001, the Company and its subsidiaries had 1,201 full-time employees, including 639 representatives registered with NASD Regulation, Inc. (“NASDR”). The Company’s executive offices are located at 520 Madison Avenue, New York, New York 10022, and its telephone number is (212) 284-2550.

Jefferies & Company, Inc.

      Jefferies & Company, Inc. (“JEFCO”) was founded in 1962 and is engaged in equity, convertible debt and high yield securities brokerage and trading and corporate finance. JEFCO is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the “third market.” The term “third market” refers to transactions in listed equity securities effected away from national securities exchanges. JEFCO’s revenues are derived primarily from commission revenues and market making or trading as principal in equity, high yield, convertible securities, options, futures and international securities with or on behalf of institutional investors, with the balance generated by corporate finance and other activities. JEFCO currently provides fundamental equity and/or high yield research in the areas of: Financial Services; Knowledge Services; Electric Utilities; Oil Services — Energy; Gaming & Leisure; Healthcare; Maritime Shipping; Consumer Business; Software — Interactive Entertainment; Telecommunications; Media; IT Services — Government and Commercial; and Special Situations.

Jefferies International Limited and Jefferies Pacific Limited

      Jefferies International Limited (“JIL”), a broker-dealer subsidiary, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to JEFCO and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts (“ADRs”). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

      Jefferies Pacific Limited (“JPL”), a broker subsidiary, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to JEFCO.

Helfant Group, Inc.

      On September 28, 2001, the Company acquired Lawrence Helfant Inc. (“Helfant”), which owns 100% of Lawrence Helfant LLC (“Helfant LLC”), a New York Stock Exchange (“NYSE”) member firm. Helfant LLC is the largest independent execution service provider on the NYSE. The acquisition was made with a combination of stock and cash totaling approximately $32.6 million. The acquisition was accounted for as a purchase and resulted in approximately $23.4 million in goodwill. On January 14, 2002, the Company merged W & D Securities, Inc. (“W & D”), another NYSE member firm in which the Company has an ownership interest, with Lawrence Helfant, Inc. to create Helfant Group, Inc. (“Helfant Group”).

Separation of Investment Technology Group, Inc. from Jefferies Group, Inc.

      The Company was originally incorporated in 1998 as a holding company under the name JEF Holding Company, Inc. At the time of its incorporation, JEF Holding Company, Inc. was a wholly owned subsidiary of a predecessor company also named Jefferies Group, Inc. (“Old Group”). On April 20, 1999, the stockholders of Old Group approved and adopted the Agreement and Plan of Merger (the “Merger Agreement”) between Old Group and Old Group’s approximately 80.5% owned subsidiary, Investment Technology Group, Inc. (“ITGI”).

      On April 27, 1999, Old Group and ITGI consummated the transactions (the “Transactions”) that resulted in the separation of ITGI from the other Old Group businesses. On April 22, 1999, Old Group transferred all non-ITGI assets and liabilities to JEF Holding Company, Inc., a holding company. Old Group then distributed all of the common stock of JEF Holding Company, Inc. to Old Group stockholders through a tax-free spin-off. After the transfers, Old Group’s 15 million shares of ITGI became its only asset. The spin-off was immediately followed by a tax-free merger of ITGI with and into Old Group. Following the merger, Old Group was renamed Investment Technology Group, Inc. and JEF Holding Company, Inc. was renamed Jefferies Group, Inc., the Registrant in this annual report.

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

Commission Business

      A substantial portion of the Company’s revenues is derived from customer commissions on brokerage transactions in equity (primarily listed) and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies and pension and profit sharing plans. Such investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. JEFCO, for example, is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of its execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, JEFCO executes transactions in high yield securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products.

      All of JEFCO’s equity account executives are electronically interconnected through a system permitting simultaneous verbal and graphic communication of trading and order information by all participants. JEFCO believes that its execution capability is significantly enhanced by this system, which permits its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

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

      JEFCO monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and result in controlled interest costs incurred on funds provided to maintain such positions. JEFCO also attempts to minimize risk with respect to its principal transactions by finding willing buyers and sellers when possible and entering into riskless principal transactions thereby reducing the need to hold inventory positions for even short periods of time.

      Equities. The Equities Division of JEFCO makes markets in over 1,500 over-the-counter equity securities and ADRs, and trades securities for its own account, as well as to accommodate customer transactions. Since early 2001, bid, ask and sale prices for stocks traded on the national securities exchanges and in the Nasdaq Stock Market have been quoted in decimal or cent format, rather than in fractions of a dollar. Decimalization has narrowed the differences, or spreads, between bid and ask prices on equity securities and has also reduced price increments for those securities. Decimalization may reduce the trading revenue the Company earns from its market making operations.

      High Yield. The High Yield Division of JEFCO principally trades non-investment grade public and private debt securities as well as distressed securities and bank debt. The Division specializes in trading and making markets in over 500 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 2001, the aggregate long and short market value of these positions was $150.7 million and $1.5 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available only from a small number of dealers.

      Three funds managed by JEFCO invest on a pari passu basis in all trading and investment activities undertaken by the High Yield Division. Two of these funds, the Jefferies Partners Opportunity Funds, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund, (and collectively with the two Jefferies Partners Opportunity Funds, the “High Yield Funds”) is principally capitalized with equity investments from JEFCO employees. JEFCO, senior management (including the Company’s chief executive officer, president and chief financial officer) and certain JEFCO employees have direct investments in all three funds on terms identical to other fund participants. JEFCO has a 14% aggregate interest in the funds, senior management has a 4% interest and all employees (exclusive of senior management) have a 9% interest. The High Yield Division and each of the funds share gains or losses on all trading and investment activities of the High Yield Division on the basis of a pre-established sharing arrangement related to the amount of capital each has available for such transactions. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of available capital. As of December 31, 2001, the funds were being allocated an aggregate of 68% of such gains and losses. The funds also reimburse JEFCO for their share of allocable trading expenses. At year end 2001, the High Yield Division had $970 million of combined pari passu capital available from the funds (including unfunded commitments and availability under the fund revolving credit facility) and JEFCO to deploy and execute the Division’s investment and trading strategy. The High Yield Funds are actively managed by Richard Handler, the Company’s Chief Executive Officer. Investors in the funds would have the right to redeem their investment should Mr. Handler cease actively managing the High Yield Funds. See “— Asset Management.”

      Convertible Securities. JEFCO also trades domestic and international convertible securities and assists corporate and institutional clients in identifying attractive investments in these securities.

      Other Proprietary Trading. JEFCO has investments in partnerships and mutual funds as well as other relationships with independent management firms, which contribute to revenues from principal transactions.

Corporate Finance

      JEFCO’s Corporate Finance Division offers corporations (primarily middle market growth companies) a full range of financial advisory services as well as debt, equity, and convertible financing services. Products include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act and other laws and court decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and JEFCO’s underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the “Commission”).

      JEFCO intends to continue to pursue opportunities for its corporate customers, which may require it to finance and/or underwrite the issuance of securities. Under circumstances where JEFCO is required to act as an underwriter or to trade on a proprietary basis with its customers, JEFCO may assume greater risk than would normally be assumed in certain other principal transactions.

Interest

      JEFCO derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/ securities loaned activity. JEFCO also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments.

      Securities Borrowed/ Securities Loaned. In connection with both its trading and brokerage activities, JEFCO borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. JEFCO has an active securities borrowed and lending matched book business (“Matched Book”), in which JEFCO borrows securities from one party and lends them to another party. When JEFCO borrows securities, JEFCO provides cash to the lender as collateral, which is reflected in the Company’s financial statements as receivable from brokers and dealers. JEFCO earns interest revenues on this cash collateral. Similarly, when JEFCO lends securities to another party, that party provides cash to JEFCO as collateral, which is reflected in the Company’s financial statements as payable to brokers and dealers. JEFCO pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of JEFCO’s interest revenues and interest expense results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. JEFCO monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

      Margin Lending. Customers’ transactions are executed on either a cash or margin basis. In a margin transaction, JEFCO extends credit to the customer, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit.

      In permitting a customer to purchase securities on margin, JEFCO is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer’s indebtedness and that the customer might otherwise be unable to repay the indebtedness.

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

      The majority of JEFCO’s margin loans are made to United States citizens or to corporations which are domiciled in the United States. JEFCO may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. JEFCO believes that should such foreign investors default upon their loans and should the collateral for those loans be insufficient to satisfy the investors’ obligations, it may be more difficult to collect such investors’ outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

      Although JEFCO attempts to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which JEFCO bases its decisions will be correct or that it is in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

Asset Management

      The Company receives asset management fees from its management of six funds domestically and eighteen funds internationally. The domestic funds consist of the three High Yield Funds, a fund of funds principally for employees and a venture capital fund principally for employees, each of which began activities in 2000. In addition, in 2001 the Company started a second domestic fund of funds. Investors include institutional investors, employees of JEFCO and JEFCO itself.

      The three High Yield Funds invest on a pari passu basis in all trading and investment activities undertaken by JEFCO’s High Yield Division. See “— Principal Transactions — High Yield.” The funds have a revolving credit facility that is collateralized by their investments which is non-recourse to the Company. JEFCO receives a management fee from the Jefferies Partners Opportunity funds in an amount equal to 1% per annum of the market value of the funds’ investments and is entitled to a carried interest of 20% of all distributions once investors have received a specified threshold return. Jefferies Employees Opportunity Fund pays JEFCO a management fee of 3% per annum and there is no carried interest. Each of these funds is registered as a broker/dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers. The funds do not hold cash or securities for customers.

      JEFCO manages the investments of the other funds based on their particular investment strategies, and fund activities are not tied to any particular trading activities of JEFCO. JEFCO receives a management fee for its services from each of these funds.

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

Regulation

      The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASDR and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2001, JEFCO was registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico, W & D was registered as a broker-dealer in 3 states and Helfant LLC was registered as a broker-dealer in 5 states.

      Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

      As registered broker-dealers, JEFCO and Helfant Group, which was formed in January 2002 by the merger of Helfant into W & D, are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

      Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission’s Uniform Net Capital Rule (the “Rule”), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are so registered and are subject thereto.

      The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the “basic method”) or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the “alternative method”). As of December 31, 2001, JEFCO and W & D used the alternative method of calculation and Helfant LLC used the basic method. JEFCO and Helfant Group now use the alternative method of calculation.

      Compliance with applicable net capital rules could limit operations of JEFCO, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by JEFCO or Helfant Group to the Company. As of December 31, 2001, JEFCO’s, W & D’s and Helfant LLC’s net capital was $138.2 million, $2.2 million and $2.1 million, respectively, which exceeded minimum net capital requirements by $134.3 million, $1.9 million and $1.7 million, respectively. See note 15 of Notes to Consolidated Financial Statements.

Risk Management

      As an international investment bank, risk is an inherent part of the Company’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and corporate finance activities on an international basis. Risk management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel, information technology infrastructure and systems. Since 1997, the Company has retained the services of Ernst & Young LLP (“E&Y”) to perform internal audit procedures on an outsource basis for the benefit of the Company’s management and Audit Committee. In this capacity, E&Y coordinates the scope and results of internal audit procedures with the Company’s management and Audit Committee. The Company’s independent auditors, KPMG LLP, consider the internal audit work performed by E&Y, among other things, in determining the scope of the annual audit of the Company’s consolidated financial statements.

ITEM 2. PROPERTIES.

      The Company maintains sales offices in New York, Austin, Atlanta, Boston, Chicago, Dallas, Hong Kong, Houston, London, Los Angeles, Nashville, New Orleans, Richmond, Paris, San Francisco, Short Hills, Stamford, Tokyo and Zurich. In addition, the Company maintains operations offices in Los Angeles and Jersey City. The Company leases all of its office space which management believes is adequate for its business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 12 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

      Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company’s management believes that pending litigation should not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      The Company’s Common Stock began trading on the NYSE on March 15, 1996, under the symbol JEF. Previously, the Common Stock traded in the Nasdaq National Market System under the symbol JEFG. The following table sets forth for the periods indicated the range of high and low prices per share for the Common Stock as reported by the NYSE.

	High	Low

2001
First Quarter	$33.90	$24.60
Second Quarter	34.86	26.15
Third Quarter	37.87	26.00
Fourth Quarter	43.21	31.00

2000
First Quarter	$24.94	$19.00
Second Quarter	24.25	19.50
Third Quarter	32.38	20.25
Fourth Quarter	33.13	24.19

      There were approximately 405 holders of record of the Company’s Common Stock at February 1, 2002.

      In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company’s present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

      Dividends per Common Share (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001	$.05	$.05	$.05	$.05
2000	$.05	$.05	$.05	$.05

      During 2001, the Company issued an aggregate of 853,854 shares of common stock (838,854 of which were shares of restricted common stock) in connection with a strategic alliance with Quarterdeck Investment Partners, LLC and the acquisition of a 16 2/3% interest therein, the purchase of a portion of the carried interest in FS Private Investment LLC and FS Private Investment III LLC and the purchase of Lawrence Helfant, Inc. These securities were issued in transactions not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected data presented below as of and for each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. Such data should be read in connection with the consolidated financial statements including the related notes contained on pages 16 through 43. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In Thousands, Except Per Share Amounts and Ratios)
Earnings Statement Data

Revenues:
Commissions	$233,860	$221,471	$202,803	$190,870	$148,940
Principal transactions	273,736	264,130	232,239	177,189	179,081
Corporate finance	124,099	90,743	80,749	126,651	228,640
Interest	131,408	172,124	115,425	91,024	70,656
Asset management	17,687	9,560	1,973	926	—
Other	4,201	3,835	6,958	3,955	3,525

Total revenues	784,991	761,863	640,147	590,615	630,842
Interest expense	114,709	144,460	96,496	75,153	61,314

Revenues, net of interest expense	670,282	617,403	543,651	515,462	569,528

Non-interest expenses:
Compensation and benefits	400,159	376,571	329,769	321,943	373,619
Floor brokerage and clearing fees	47,451	36,908	33,815	32,425	26,754
Communications	44,583	45,398	42,427	47,210	40,305
Occupancy and equipment rental	22,916	19,193	16,003	14,036	15,701
Travel and promotional	21,349	18,432	16,676	17,710	15,300
Other	31,172	25,508	20,866	22,945	29,159

Total non-interest expenses	567,630	522,010	459,556	456,269	500,838

Earnings before income taxes	102,652	95,393	84,095	59,193	68,690
Income taxes	43,113	40,412	35,256	22,992	27,334

Earnings from continuing operations	59,539	54,981	48,839	36,201	41,356
Discontinued operations of ITGI, net of tax	—	—	12,888	33,481	22,211

Net earnings	$59,539	$54,981	$61,727	$69,682	$63,567

Earnings per share of Common Stock:
Basic:
Continuing operations	$2.42	$2.30	$2.05	$1.62	$1.92
Discontinued operations of ITGI, net of tax	—	—	0.55	1.50	1.03

Net earnings	$2.42	$2.30	$2.60	$3.12	$2.95

Diluted:
Continuing operations	$2.28	$2.26	$2.04	$1.58	$1.85
Discontinued operations of ITGI, net of tax	—	—	0.51	1.38	0.95

Net earnings	$2.28	$2.26	$2.55	$2.96	$2.80

Weighted average shares of Common Stock:
Basic	24,612	23,912	23,778	22,346	21,552
Diluted	26,132	24,335	23,992	22,954	22,349
Cash dividends per common share	$0.200	$0.200	$0.200	$0.200	$0.125
Selected Balance Sheet Data
Total assets	$5,344,737	$3,957,869	$2,896,252	$2,617,864	$2,058,106
Long-term debt	$153,797	$152,545	$149,485	$149,387	$149,290
Total stockholders’ equity	$565,656	$458,447	$396,577	$334,775	$242,756
Book value per share of Common Stock	$21.08	$18.57	$16.52	$15.77	$11.97
Shares outstanding	26,836	24,688	24,000	21,230	20,286
Other Data
Fixed charge coverage ratio(1)	7.0X	6.9X	6.6X	5.1X	8.4X

(1)	The ratio of earnings to fixed charges is computed by dividing (a) income from continuing operations before income taxes plus fixed charges by (b) fixed charges. Fixed charges consist of interest expense on all long term indebtedness and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Total assets increased $1,386.9 million from $3,957.9 million at December 31, 2000 to $5,344.7 million at December 31, 2001. The increase is mostly due to a $1,203.9 million increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is mostly a result of an increase in payable to brokers and dealers (related to securities loaned). The Company lends and borrows securities as part of its business. See “Business — Interest.”

      Total liabilities increased $1,279.7 million from $3,499.4 million at December 31, 2000 to $4,779.1 million at December 31, 2001. The increase is largely due to the before-mentioned increase in payable to brokers and dealers.

      The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

	Year Ended December 31,

	2001		2000		1999

		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

	(Dollars in Thousands)
Commissions and principal transactions:
Equities	$336,981	43%	$337,681	44%	$280,252	44%
International	62,797	8	79,523	11	62,604	10
High Yield	57,264	7	36,411	5	45,346	7
Convertible	34,091	4	25,030	3	19,367	3
Execution	11,509	1	1,757	—	2,459	—
Other Proprietary Trading	4,954	1	5,199	1	25,014	4

Total	507,596	64	485,601	64	435,042	68

Corporate Finance	124,099	16	90,743	12	80,749	13
Interest	131,408	17	172,124	23	115,425	18
Asset Management	17,687	2	9,560	1	1,973	—
Other	4,201	1	3,835	—	6,958	1

Total revenues	$784,991	100%	$761,863	100%	$640,147	100%

2001 Compared to 2000

      Revenues, net of interest expense, increased $52.9 million, or 9%, in 2001 as compared to 2000. The increase was due primarily to a $33.4 million, or 37%, increase in corporate finance revenues, a $12.4 million, or 6%, increase in commissions, a $9.6 million, or 4%, increase in principal transactions, an $8.1 million, or 85%, increase in asset management revenues, partially offset by a $11.0 million, or 40%, decrease in net interest income (interest revenues less interest expense). Principal transaction revenues include the Company’s proportionate share of the results of the High Yield Funds, which are described under “Business — Principal Transactions — High Yield.” For 2001, the Company’s share of these funds accounted for $10.2 million of revenues, up from $5.1 million for 2000. Commissions and principal transactions revenue increased mostly due to the High Yield Division. Corporate finance revenues increased due mostly to an increase in advisory fees. Net interest income was down largely due to decreased interest rates and a reduction in the spread on the securities borrowed and loaned matched book business. Asset management revenues include management fees and a “carried” interest from the High Yield Funds (Jefferies Employees Opportunity Fund does not have a 20% “carried” interest), and management fees from other managed funds.

Asset management revenues increased due to the increase in revenues attributable to the High Yield Funds, which contributed $14.8 million for 2001, up from $7.4 million for 2000 when the funds began trading.

      Total non-interest expenses increased $45.6 million, or 9%, in 2001 as compared to 2000. Compensation and benefits increased $23.6 million, or 6%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Compensation expense is net of amounts reimbursed to the Company by the High Yield Funds. Floor brokerage and clearing fees increased $10.5 million, or 29%, due to increased volume of business executed on the various exchanges, including additional volume related to Helfant, which was acquired on September 28, 2001. Other expense increased $5.7 million or 22%, primarily due to an increase in charitable contributions and legal expense. Occupancy and equipment rental increased $3.7 million, or 19%, mostly due to office expansion. Travel and promotional expenses increased $2.9 million, or 16%, primarily due to higher expenses associated with business travel. Communications remained relatively unchanged from the prior year.

      As a result of the above, earnings before income taxes increased $7.3 million, or 8%. The effective tax rate was approximately 42% in 2001 and 2000. Net earnings were up $4.6 million to $59.5 million, compared to $55.0 million in 2000.

      Basic net earnings per share were $2.42 in 2001 on 24.6 million shares compared to $2.30 in 2000 on 23.9 million shares. Diluted earnings per share were $2.28 in 2001 on 26.1 million shares compared to $2.26 in 2000 on 24.3 million shares.

2000 Compared to 1999

      Revenues, net of interest expense, increased $73.8 million, or 14%, in 2000 as compared to 1999. The increase was due primarily to a $31.9 million, or 14%, increase in principal transactions, a $18.7 million, or 9%, increase in commissions, a $10.0 million, or 12%, increase in corporate finance, a $8.7 million, or 46%, increase in net interest income (interest revenues less interest expense), and a $7.6 million, or 385%, increase in asset management revenues, partially offset by a $3.1 million, or 45%, decrease in other income. Commissions and principal transactions revenue increased mostly due to the Equities and International Divisions. Corporate finance revenues increased due mostly to an increase in advisory fees. Net interest income was up largely due to an increase in the securities borrowed /securities loaned finder business and to increased interest income on proprietary securities positions. Asset management revenues increased due to the High Yield Funds, two of which began trading in January 2000. Other income decreased largely due to a reduction in correspondent income.

      Total non-interest expenses increased $62.5 million, or 14%, in 2000 as compared to 1999. Compensation and benefits increased $46.8 million, or 14%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Other expense increased $4.6 million or 22%, primarily due to an increase in legal expense. Occupancy and equipment rental increased $3.2 million, or 20%, mostly due to office expansion. Floor brokerage and clearing fees increased $3.1 million, or 9%, due to increased volume of business executed on the various exchanges. Communications increased $3.0 million, or 7%, due mostly to increased trade volume. Travel and promotional expenses increased $1.8 million, or 11%, primarily due to higher expenses associated with account executive expenses and customer events.

      As a result of the above, earnings before income taxes were up $11.3 million, or 13%. The effective tax rate was approximately 42% in 2000 and 1999.

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

Liquidity and Capital Resources

      A substantial portion of the Company’s assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in the Company’s trading accounts are readily marketable and actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which can be settled or closed out within a few days. Receivables from customers, officers and directors include margin balances and amounts due on uncompleted transactions. Most of the Company’s receivables are secured by marketable securities.

      The Company’s assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. The Company has arrangements with banks for unsecured financing of $220 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has $32.8 million in letters of credit outstanding, which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

      JEFCO and Helfant Group, which was formed in January 2002 by the merger of Helfant into W & D, are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. JEFCO, Helfant and W & D have consistently operated in excess of the minimum requirements. As of December 31, 2001, JEFCO’s, W & D’s and Helfant’s net capital was $138.2 million, $2.2 million and $2.1 million, respectively, which exceeded minimum net capital requirements by $134.3 million, $1.9 million and $1.7 million, respectively. As of December 31, 2001 JEFCO and W & D used the alternative method of calculation of net capital and Helfant used the basic method of calculation of net capital. JEFCO and Helfant Group now use the alternative method of calculation.

      During 1999, JEFCO obtained an NASDR-approved $120 million revolving credit facility to be used in connection with underwriting activities. During June 2000, JEFCO terminated the revolving credit facility. There were no borrowings against the revolving credit facility in either 2000 or 1999.

Effects of Changes in Foreign Currency Rates

      The Company maintains a foreign securities business in its foreign offices (Hong Kong, London, Paris, Tokyo and Zurich) as well as in some of its domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, the Company is still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in the Company’s Consolidated Statements of Earnings) or a foreign currency translation adjustment to the stockholders’ equity section of the Company’s Consolidated Statements of Financial Condition.

New Accounting Standard on Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

      This statement was amended by both SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On January 1, 2001, the Company implemented this statement without a material impact on the Company.

New Accounting Standard on Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS No. 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial condition separately from other assets not so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial condition.

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

New Accounting Standards on Business Combinations and Goodwill and Other Intangible Assets

      SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” changed the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. Second, Statement 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which, for companies with calendar year ends, is January 1, 2002. The implementation of these statements did not have a material impact on the Company.

New Accounting Standards on Accounting for Asset Retirement Obligations

      SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The implementation of this statement is not expected to have a material impact on the Company.

New Accounting Standards on Accounting for the Impairment or Disposal of Long-Lived Assets

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The implementation of this statement is not expected to have a material impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company maintains equity securities inventories in exchange-listed, Nasdaq and non-public securities on both a long and short basis as well as various partnership interests. The fair value of these securities at December 31, 2001, was $240 million in long positions and $76 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $16 million due to the offset of losses in long positions with gains in short positions. In addition, the Company generally enters into exchange-traded option and index futures contracts to hedge against potential losses in inventory positions, thus reducing this potential loss exposure. This hypothetical 10% decline in prices would not be material to the Company’s financial condition, results of operations or cash flows.

      The Company also invests in money market funds, high-yield, corporate and U.S. Government agency debt and mutual bond funds. Money market funds do not have maturity dates and do not present a material market risk. The fair value of the Company’s high yield, corporate and U.S. Government agency debt at December 31, 2001 was $307 million in long positions and $74 million in short positions. Mutual bond funds also do not have maturity dates; the Company’s position in such funds totaled $6 million at December 31, 2001. The potential loss in fair value of the high-yield, corporate and U.S. Government agency debt and the mutual bond funds, using a hypothetical 5% decline in value, is estimated to be approximately $12 million due to the offset of losses in long positions with gains in short positions. This hypothetical 5% decline in value would not be material to the Company’s financial condition, results of operations or cash flows.

      At December 31, 2001, the Company had $150 million aggregate principal amount of Senior Notes outstanding, with fixed interest rates. The Company has no cash flow exposure regarding these Notes due to the fixed rate of interest.

      Also, at December 31, 2001, the Company had $2.8 million aggregate principal amount of zero coupon Euro-denominated Convertible Loan Notes. The Company has no cash flow exposure regarding these Notes because of the zero coupon.

      The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and stock price movements. For debt obligations and reverse repurchase agreements, the table presents principal cash flows with expected maturity dates. For foreign exchange forward contracts, index futures contracts and option contracts, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date

	2002	2003	2004	After 2004	Total	Fair Value

	(Dollars in Thousands)
Interest rate sensitivity
8.875% Senior Notes			$50,000		$50,000	$51,000
7.5% Senior Notes				$100,000	$100,000	$98,000
10% Subordinated Loans		$1,000	$300		$1,300	$1,300
Reverse repurchase agreements(1), weighted average interest rate of 1.60%	$137,000				$137,000	$137,000
Exchange rate sensitivity
Foreign exchange forward contracts
Purchase	$6,655				$6,655	$6,655
Sale	$16,121				$16,121	$16,121
Stock price sensitivity
Index futures contracts
Sale	$1,410				$1,410	$(26)
Option contracts
Purchase	$9,687				$9,687	$705
Sale	$1,765				$1,765	$202

(1)	Included in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Jefferies Group, Inc. and Subsidiaries Independent Auditors’ Report	16
Consolidated Statements of Financial Condition as of December 31, 2001 and 2000	17
Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended December 31, 2001	18
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Years in the Three-Year Period Ended December 31, 2001	19
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2001	20
Notes to Consolidated Financial Statements	21

Independent Auditors’ Report

The Board of Directors and Stockholders

  JEFFERIES GROUP, INC.:

      We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

January 14, 2002

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2001	2000

Assets
Cash and cash equivalents	$188,106	$24,996
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	154,989	206,444
Receivable from brokers and dealers	4,064,626	2,860,677
Receivable from customers, officers and directors	136,605	254,562
Securities owned	285,372	224,738
Securities pledged to creditors	100,262	96,324
Investments	168,863	136,047
Premises and equipment	48,436	43,635
Other assets	197,478	110,446

	$5,344,737	$3,957,869

Liabilities and Stockholders’ Equity
Bank loans	$50,000	$—
Payable to brokers and dealers	3,885,842	2,423,488
Payable to customers	313,207	501,786
Securities sold, not yet purchased	150,146	171,685
Accrued expenses and other liabilities	226,089	249,918

	4,625,284	3,346,877
Long-term convertible debt	2,817	2,963
Long-term debt	150,980	149,582

Total long-term debt	153,797	152,545

	4,779,081	3,499,422

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 27,896,622 shares in 2001 and 25,177,419 shares in 2000.	3	3
Additional paid-in capital	159,018	86,004
Retained earnings	439,195	384,846
Less:
Treasury stock, at cost; 1,060,788 shares in 2001 and 489,039 shares in 2000	(27,856)	(10,383)
Accumulated other comprehensive income (loss):
Currency translation adjustments	(2,403)	(885)
Additional minimum pension liability adjustment	(2,301)	(1,138)

Total accumulated other comprehensive income (loss)	(4,704)	(2,023)

Net stockholders’ equity	565,656	458,447

	$5,344,737	$3,957,869

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Earnings

Three years ended December 31, 2001
(In thousands, except per share amounts)

	2001	2000	1999

Revenues:
Commissions	$233,860	$221,471	$202,803
Principal transactions	273,736	264,130	232,239
Corporate finance	124,099	90,743	80,749
Interest	131,408	172,124	115,425
Asset management	17,687	9,560	1,973
Other	4,201	3,835	6,958

Total revenues	784,991	761,863	640,147
Interest expense	114,709	144,460	96,496

Revenues, net of interest expense	670,282	617,403	543,651

Non-interest expenses:
Compensation and benefits	400,159	376,571	329,769
Floor brokerage and clearing fees	47,451	36,908	33,815
Communications	44,583	45,398	42,427
Occupancy and equipment rental	22,916	19,193	16,003
Travel and promotional	21,349	18,432	16,676
Other	31,172	25,508	20,866

Total non-interest expenses	567,630	522,010	459,556

Earnings before income taxes	102,652	95,393	84,095
Income taxes	43,113	40,412	35,256

Earnings from continuing operations	59,539	54,981	48,839
Discontinued operations of ITGI, net of tax	—	—	12,888

Net earnings	$59,539	$54,981	$61,727

Earnings per share:
Basic:
Continuing operations	$2.42	$2.30	$2.05
Discontinued operations of ITGI, net of tax	—	—	0.55

Net earnings	$2.42	$2.30	$2.60

Diluted:
Continuing operations	$2.28	$2.26	$2.04
Discontinued operations of ITGI, net of tax	—	—	0.51

Net earnings	$2.28	$2.26	$2.55

Weighted average shares of common stock:
Basic	24,612	23,912	23,778
Diluted	26,132	24,335	23,992

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Three years ended December 31, 2001
(Dollars in thousands, except per share amounts)

					Accumulated
					Other
		Additional			Comprehensive	Net
	Common	Paid-in	Retained	Treasury	Income	Stockholders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance, December 31, 1998.	$234	$28,943	$344,441	$(37,125)	$(1,718)	$334,775
Exercise of stock options, including tax benefits (1,108,880 shares)	10	28,957	—	—	—	28,967
Purchase of 375,601 shares of treasury stock	—	—	—	(17,587)	—	(17,587)
Issuance of restricted stock, net of forfeitures, including tax benefits and additional vesting (324,029 shares)	3	9,862	—	—	—	9,865
Capital Accumulation Plan distributions, including tax benefits (1,712,549 shares)	—	24,335	—	30,737	—	55,072
Change in proportionate share of subsidiary’s equity related to stock issuances / purchases at the subsidiary	—	—	1,121	—	—	1,121
Spin-off of ITGI, net of $60,000 cash dividend	(245)	(23,143)	(67,806)	23,388	—	(67,806)
Employee stock ownership plan purchases	—	(6,587)	—	—	—	(6,587)
Comprehensive income:
Net earnings	—	—	61,727	—	—	61,727
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	285	285
Additional minimum pension liability adjustment	—	—	—	—	1,486	1,486

Other comprehensive income (loss)					1,771	1,771

Comprehensive income						63,498
Dividends paid ($.20 per share)	—	—	(4,741)	—	—	(4,741)

Balance, December 31, 1999.	2	62,367	334,742	(587)	53	396,577
Exercise of stock options, including tax benefits (76,793 shares)	—	1,410	—	—	—	1,410
Purchase of 442,987 shares of treasury stock	—	—	—	(9,544)	—	(9,544)
Issuance of common stock (313,075 shares)	—	5,678	—	—	—	5,678
Issuance of restricted stock, net of forfeitures, including tax benefits and additional vesting (741,612 shares)	1	14,421	—	(252)	—	14,170
Employee stock ownership plan amortization and purchases, net	—	2,128	—	—	—	2,128
Comprehensive income:
Net earnings	—	—	54,981	—	—	54,981
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(1,121)	(1,121)
Additional minimum pension liability adjustment	—	—	—	—	(955)	(955)

Other comprehensive income (loss)					(2,076)	(2,076)

Comprehensive income						52,905
Dividends paid ($.20 per share)	—	—	(4,877)	—	—	(4,877)

Balance, December 31, 2000.	3	86,004	384,846	(10,383)	(2,023)	458,447
Exercise of stock options, including tax benefits (79,256 shares)	—	1,963	—	—	—	1,963
Purchase of 522,300 shares of treasury stock	—	—	—	(16,663)	—	(16,663)
Issuance of common stock (259,345 shares)	—	6,015	—	—	—	6,015
Issuance of restricted stock, net of forfeitures, including tax benefits and additional vesting (2,331,153 shares)	—	61,714	—	(810)	—	60,904
Employee stock ownership plan amortization and purchases, net	—	3,322	—	—	—	3,322
Comprehensive income:
Net earnings	—	—	59,539	—	—	59,539
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(1,518)	(1,518)
Additional minimum pension liability adjustment	—	—	—	—	(1,163)	(1,163)

Other comprehensive income (loss)					(2,681)	(2,681)

Comprehensive income						56,858
Dividends paid ($.20 per share)	—	—	(5,190)	—	—	(5,190)

Balance, December 31, 2001.	$3	$159,018	$439,195	$(27,856)	$(4,704)	$565,656

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three years ended December 31, 2001
(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$59,539	$54,981	$61,727

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	17,230	13,039	9,181
Deferred income taxes	(27,316)	(16,545)	24,537
(Increase) decrease in cash and securities segregated	52,357	(188,127)	44,201
(Increase) decrease in receivables:
Brokers and dealers	(1,200,393)	(895,208)	52,621
Customers, officers and directors	117,957	(28,113)	(132,923)
(Increase) decrease in securities owned	(60,346)	151,768	(275,709)
Increase in securities pledged to creditors	(3,938)	(96,324)	—
Increase in investments	(32,816)	(16,947)	(25,637)
Decrease in investment in discontinued operations of ITGI	—	—	40,527
Increase in other assets	(59,297)	(36,911)	(9,065)
Increase (decrease) in payables:
Brokers and dealers	1,462,354	759,533	61,049
Customers	(188,579)	229,975	45,037
Increase (decrease) in securities sold, not yet purchased	(21,539)	(14,735)	147,055
Increase (decrease) in accrued expenses and other liabilities	(971)	37,504	16,368

Net cash provided by (used in) operating activities	114,242	(46,110)	58,969

Cash flows from financing activities:
Net proceeds from (payments on) bank loans	50,000	—	(21,000)
Issuance of long term debt	1,300	2,963	—
Net payments on:
Repurchase of treasury stock	(16,663)	(9,544)	(17,587)
Dividends paid	(5,190)	(4,877)	(4,741)
Proceeds from exercise of stock options	1,963	1,410	28,967
Net decrease in proportionate share of subsidiary’s equity	—	—	1,121
Employee Stock Ownership Plan purchases	—	(349)	(6,587)
Issuance of restricted shares	44,876	14,170	9,865
Issuance of common shares	6,015	5,678	—

Net cash provided by (used in) financing activities	82,301	9,451	(9,962)

Cash flows from investing activities:
Purchase of premises and equipment	(16,489)	(14,421)	(27,676)
Lawrence Helfant, Inc. acquisition (net of cash received)	(15,281)	—	—

Net cash flows from investing activities	(31,770)	(14,421)	(27,676)

Effect of currency translation on cash	(1,663)	(1,121)	285

Net increase (decrease) in cash and cash equivalents	163,110	(52,201)	21,616
Cash and cash equivalents at beginning of year	24,996	77,197	55,581

Cash and cash equivalents at end of year	$188,106	$24,996	$77,197

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$124,095	$139,438	$93,221
Income taxes	54,510	23,377	19,364
Lawrence Helfant, Inc. acquisition:
Fair value of assets acquired	$34,604
Liabilities assumed	(3,295)
Stock issued (458,333 shares)	(16,028)

Net cash paid for acquisition	15,281
Cash acquired in acquisition	1,259

Cash paid for acquisition	$16,540

Supplemental disclosure of non-cash financing activities:

In 1999, the additional minimum pension liability included in stockholders’ equity of $183 resulted from a decrease of $1,486 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity. In 2000, the additional minimum pension liability included in stockholders’ equity of $1,138 resulted from a increase of $955 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2001, the additional minimum pension liability included in stockholders’ equity of $2,301 resulted from an increase of $1,163 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In April 1999, Jefferies Group, Inc. spun-off its investment in Investment Technology Group, Inc., which resulted in a $67,806 reduction in stockholders’ equity.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1) Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (“Company”), including Jefferies & Company, Inc. (“JEFCO”). The accounts of Investment Technology Group, Inc. and all its subsidiaries (“ITGI”), including its wholly owned subsidiary, ITG Inc. are included in the consolidated financial statements through April 27, 1999 as discontinued operations. The accounts of W & D Securities, Inc. (“W & D”) are consolidated because of the nature and extent of the Company’s ownership interest in W & D. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield, as well as corporate finance activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

      The Company was originally incorporated in 1998 as a holding company under the name JEF Holding Company, Inc. At the time of its incorporation, JEF Holding Company, Inc. was a wholly owned subsidiary of a predecessor company also named Jefferies Group, Inc. (“Old Group”). On April 20, 1999, the stockholders of Old Group approved and adopted the Agreement and Plan of Merger (the “Merger Agreement”) between Old Group and Old Group’s approximately 80.5% owned subsidiary, Investment Technology Group, Inc. (“ITGI”). The Merger Agreement provided for the merger (the “Merger”) of ITGI with and into Old Group and for the issuance of shares of the common stock of Old Group to all stockholders of ITGI other than Old Group.

      Prior to the effective date of the Merger, Old Group distributed all of the outstanding common stock of JEF Holding Company, Inc. to Old Group stockholders in a spin-off transaction (the “Spin-Off”). Prior to the Spin-Off, Old Group transferred all of the assets of Old Group, except for the common stock of ITGI, and all of Old Group’s liabilities other than liabilities related to ITGI to JEF Holding Company, Inc. (the “Transfer” and, together with the Spin-Off, the “Transactions”). Coincident with the Merger, Old Group, as the surviving corporation in the Merger, changed its name to Investment Technology Group, Inc. and JEF Holding Company, Inc. changed its name to Jefferies Group, Inc.

      All significant intercompany accounts and transactions are eliminated in consolidation.

Discontinued Operations of ITGI

      On April 27, 1999, Old Group and ITGI consummated the Transactions that resulted in the separation of ITGI from the other Old Group businesses. On April 22, 1999, Old Group transferred all non-ITGI assets and liabilities to JEF Holding Company, Inc., a holding company. Old Group then distributed all of the common stock of JEF Holding Company, Inc. to Old Group stockholders through a tax-free Spin-Off. After the transfers, Old Group’s 15 million shares of ITGI became its only asset. The Spin-Off was immediately followed by a tax-free Merger of ITGI with and into Old Group. Following the Merger, Old Group was renamed Investment Technology Group, Inc. and JEF Holding Company, Inc. was renamed Jefferies Group, Inc., the Registrant in this annual report.

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

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

      Debt and equity investments, which consist largely of mutual funds and other money under management by outsiders, are valued at market, based on available quoted prices.

      Equity and debt interests in affiliates, which consist primarily of the Company’s interest in the three high yield funds that the Company manages, are recorded under either the equity or cost method depending on the Company’s level of ownership and control.

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

Fair Value of Financial Instruments

      Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

Premises and Equipment

      Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill

      Goodwill represents the excess of cost over net assets acquired and is included in other assets. Goodwill will no longer be amortized, but will be tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The following is a summary of goodwill as of December 31, 2001 (in thousands of dollars):

			Excess of
	Excess of		Purchase
	Purchase		Price Over
	Price Over		Net Assets
	Net Assets	Accumulated	Acquired	Acquisition
Acquisition	Acquired	Amortization	Remaining	Date

The Europe Company	$13,199	$1,863	$11,336	Aug. 2000
Lawrence Helfant, Inc.	23,420	—	23,420	Sept. 2001

	$36,619	$1,863	$34,756

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

Cash Equivalents

      The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 2001 and 2000, such cash equivalents amounted to $138,644,000 and $2,966,000, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

Securities Borrowed and Securities Loaned

      In connection with both its trading and brokerage activities, JEFCO borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. JEFCO has an active securities borrowed and lending matched book business (“Matched Book”), in which JEFCO borrows securities from one party and lends them to another party. When JEFCO borrows securities, JEFCO provides

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

cash to the lender as collateral, which is reflected in the Company’s consolidated financial statements as receivable from brokers and dealers. JEFCO earns interest revenues on this cash collateral. Similarly, when JEFCO lends securities to another party, that party provides cash to JEFCO as collateral, which is reflected in the Company’s consolidated financial statements as payable to brokers and dealers. JEFCO pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of JEFCO’s interest revenues and interest expense results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. JEFCO monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

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

Stock Based Compensation

      The Company has several plans, which allow for the granting of stock options and restricted stock. The Company applies APB Opinion No. 25 in accounting for its stock and stock option grants. Accordingly, no compensation cost is recognized for fixed stock option grants, unless the exercise price of the option is below the market price of the common stock on the date of grant. However, the Company provides pro forma net earnings and earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period. Compensation expense is recognized immediately for restricted stock grants for which future service is not required and is recognized over the relevant vesting period for those grants, which require future service.

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

Common Stock

      In conjunction with the spin-off of ITGI, the stated par value per share of both the Company’s common and preferred stock was changed from $0.01 to $.0001 and 774,278 shares of treasury stock were retired. A total of $245,000 was reclassified to the Company’s additional paid-in capital account from the Company’s common stock account.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

New Accounting Standard on Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

      This statement was amended by both SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On January 1, 2001, the Company implemented this statement without a material impact on the Company.

New Accounting Standard on Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS No. 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial condition separately from other assets not so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial condition.

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

New Accounting Standards on Business Combinations and Goodwill and Other Intangible Assets

      SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” changed the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. Second, Statement 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which, for companies with calendar year ends, is January 1, 2002. The implementation of these statements did not have a material impact on the Company.

New Accounting Standards on Accounting for Asset Retirement Obligations

      SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The implementation of this statement is not expected to have a material impact on the Company.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

New Accounting Standards on Accounting for the Impairment or Disposal of Long-Lived Assets

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The implementation of this statement is not expected to have a material impact on the Company.

Foreign Currency Translation

      The Company’s foreign revenues and expenses are translated at average current rates during each reporting period. Foreign currency transaction gains and losses are included in the consolidated statement of earnings. Gains and losses resulting from translation of financial statements are excluded from the consolidated statement of earnings and are recorded directly to a separate component of stockholders’ equity.

Reclassifications

      Certain reclassifications have been made to the prior years’ amounts to conform to the current year’s presentation.

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

(2) Receivable from, and Payable to, Brokers and Dealers

      The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 2001 and 2000 (in thousands of dollars):

	2001	2000

Receivable from brokers and dealers:
Securities borrowed	$3,886,918	$2,643,185
Reverse repurchase agreements	—	541
Other	177,708	216,951

	$4,064,626	$2,860,677

Payable to brokers and dealers:
Securities loaned	$3,838,999	$2,402,528
Repurchase agreement	—	541
Other	46,843	20,419

	$3,885,842	$2,423,488

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

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

(3) Receivable from, and Payable to, Customers, Officers and Directors

      The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 2001 and 2000 (in thousands of dollars):

	2001	2000

Customers (net of allowance for uncollectible accounts of $6,629 in 2001 and $4,600 in 2000)	$134,903	$250,655
Officers and directors	1,702	3,907

	$136,605	$254,562

      Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on such free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers’ free credit balances.

(4) Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

      The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2001 and 2000 (in thousands of dollars):

	2001		2000

		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$61,475	$75,859	$146,482	$159,303
High yield securities	111,223	1,481	68,474	6,172
Corporate debt securities	97,143	61,951	6,419	6,112
U.S. Government and agency obligations	14,826	10,653	753	—
Other	705	202	2,610	98

	$285,372	$150,146	$224,738	$171,685

      The following is a summary of the market value of major categories of securities pledged to creditors as of December 31, 2001 and 2000 (in thousands of dollars):

	2001	2000

Corporate equity securities	$15,960	$23,557
High yield securities	39,472	39,065
Corporate debt securities	44,830	33,702

	$100,262	$96,324

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

(5) Investments

      The following is a summary of the major categories of investments, as of December 31, 2001 and 2000 (in thousands of dollars):

	2001	2000

Partnership interests	$50,700	$52,356
Debt and equity investments	19,374	17,691
Equity and debt interests in affiliates	98,789	66,000

	$168,863	$136,047

      Included in equity and debt interests in affiliates as of December 31, 2001 and 2000 is $55,621,000 and $34,201,000, respectively, relating to the Company’s interest in the three high yield funds that the Company manages. Included in principal transactions for the years ended December 31, 2001 and 2000 is $10,237,000 and $5,132,000, respectively, relating to the associated income from the Company’s interest in the three high yield funds.

(6) Premises and Equipment

      The following is a summary of premises and equipment as of December 31, 2001 and 2000 (in thousands of dollars):

	2001	2000

Furniture, fixtures and equipment	$80,352	$66,816
Leasehold improvements	34,366	30,999

Total	114,718	97,815
Less accumulated depreciation and amortization	66,282	54,180

	$48,436	$43,635

      Depreciation and amortization expense amounted to $12,510,000, $9,903,000 and $9,083,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation and amortization expense included in discontinued operations of ITGI amounted to $2,515,000 for the year ended December 31, 1999.

(7) Bank Loans

      Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At December 31, 2001 there were $50,000,000 in unsecured bank loans outstanding with an average interest rate of 2.18%. At December 31, 2000 there were no bank loans outstanding.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

(8) Long Term Convertible Debt and Long Term Debt

      The following summarizes long term debt outstanding at December 31, 2001 and 2000 (in thousands of dollars):

	2001	2000

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$2,817	$2,963

Long-Term Debt
8 7/8% Series B Senior Notes, due 2004, less unamortized discount of $163 and $233 in 2001 and 2000, respectively, effective rate of 9%	49,837	49,767
7 1/2% Senior Notes, due 2007, less unamortized discount of $157 and $185 in 2001 and 2000, respectively, effective rate of 8%	99,843	99,815
10% Subordinated Loans, due 2003	1,000	—
10% Subordinated Loans, due 2004	300	—

	$150,980	$149,582

      To expand its European capabilities, the Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.6 million in goodwill.

      The approximately $2.8 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is approximately 28.80 Euros (as of December 31, 2001, this was equivalent to approximately $25.66) per common share until August 4, 2003 and the closing stock price on the date of conversion subsequent to that date.

      During 1999, JEFCO obtained an NASDR-approved $120,000,000 revolving credit facility to be used in connection with underwriting activities. During June 2000, JEFCO terminated the revolving credit facility. There were no borrowings against the revolving credit facility in either 2000 or 1999.

(9) Income Taxes

      Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows (in thousands of dollars):

	2001	2000	1999

Continuing operations	$43,113	$40,412	$35,256
Discontinued operations of ITGI	—	—	(5,952)
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3,356)	(525)	(37,588)

	$39,757	$39,887	$(8,284)

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

      Income taxes (benefits) on continuing operations for the years ended December 31, 2001, 2000 and 1999 consist of the following (in thousands of dollars):

	2001	2000	1999

Current:
Federal	$53,863	$45,745	$8,027
State and city	16,566	11,212	2,692

	70,429	56,957	10,719

Deferred:
Federal	(21,015)	(13,454)	20,495
State and city	(6,301)	(3,091)	4,042

	(27,316)	(16,545)	24,537

	$43,113	$40,412	$35,256

      Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2001, 2000 and 1999 as a result of the following (in thousands of dollars):

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

Computed expected income taxes	$35,928	35.0%	$33,388	35.0%	$29,433	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	6,672	6.5	5,279	5.5	4,377	5.2
Limited deductibility of meals and entertainment	1,165	1.1	1,259	1.3	946	1.1
Goodwill amortization	455	0.5	191	0.2	—	—
Foreign income	117	0.1	1,372	1.5	369	0.4
Non-taxable interest income	(91)	(0.1)	(116)	(0.1)	(416)	(0.5)
Other, net	(1,133)	(1.1)	(961)	(1.0)	547	0.7

Total income taxes	$43,113	42.0%	$40,412	42.4%	$35,256	41.9%

      The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below (in thousands of dollars):

	2001	2000

Deferred tax assets:
Long-term compensation	$36,479	$18,757
Accounts receivable	4,686	3,419
State income taxes	3,425	2,392
Premises and equipment	1,503	2,988
Investments	9,893	1,114

Total gross deferred tax assets	55,986	28,670
Valuation allowance	—	—

Net deferred tax asset, included in other assets	$55,986	$28,670

      There was no valuation allowance for deferred tax assets as of December 31, 2001, 2000 and 1999.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

      Management believes it is more likely than not that the Company will realize the deferred tax asset.

(10) Benefit Plans

Pension Plan

      The Company has a defined benefit pension plan which covers certain employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee’s career average pay. The Company’s funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes.

      The following tables set forth the plan’s funded status and amounts recognized in the Company’s accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

	December 31,

	2001	2000

Projected benefit obligation for service rendered to date	$27,086	$24,208
Plan assets, at fair market value	19,810	19,093

Excess of the projected benefit obligation over plan assets	7,276	5,115
Unamortized prior service cost	(125)	(167)
Unrecognized net transition obligation being recognized over 15 years	—	(30)
Unrecognized net loss	(7,279)	(4,996)
Adjustment to recognize minimum liability	4,002	1,979

Pension liability included in other liabilities	$3,874	$1,901

	Year Ended December 31,

	2001	2000	1999

Net pension cost included the following components:
Service cost — benefits earned during the period	$1,251	$1,266	$1,773
Interest cost on projected benefit obligation	1,803	1,786	1,592
Expected return on plan assets	(1,620)	(1,709)	(1,438)
Settlement loss/(gain)	—	653	—
Curtailment loss/(gain)	—	—	(51)
Net amortization	205	48	305

Net periodic pension cost	$1,639	$2,044	$2,181

	Year Ended
	December 31,

	2001	2000

Fair value of assets, beginning of year	$19,093	$17,037
Employer contributions	1,772	3,140
Benefit payments made	(824)	(95)
Settlements	—	(3,165)
Total investment return	(231)	2,176

Fair value of assets, end of year	$19,810	$19,093

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

	Year Ended
	December 31,

	2001	2000

Projected benefit obligation, beginning of year	$24,208	$20,889
Service cost	1,251	1,266
Interest cost	1,803	1,786
Actuarial gains and losses	648	3,527
Benefits paid	(824)	(95)
Settlements	—	(3,165)

Projected benefit obligation, end of year	$27,086	$24,208

      The plan assets consist of approximately 60% equities and 40% fixed income securities.

      The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 5.25%, respectively, in 2001, 7.50% and 4.00%, respectively, in 2000 and 7.75% and 5.00%, respectively, in 1999. The expected long-term rate of return on assets was 8.40% in 2001, 2000 and 1999.

Stock Compensation Plans

      At December 31, 2001, the Company had seven stock-based compensation plans, which are described below. The Company applied APB Opinion No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	2001		2000		1999

	Reported	Pro forma	Reported	Pro forma	Reported	Pro forma

Earnings:
Earnings from continuing operations	$59,539	$51,902	$54,981	$51,215	$48,839	$46,553
Earnings from discontinued operations	—	—	—	—	12,888	12,446

Net earnings	$59,539	$51,902	$54,981	$51,215	$61,727	$58,999

Basic earnings per share:
Earnings from continuing operations	$2.42	$2.11	$2.30	$2.14	$2.05	$1.96
Earnings from discontinued operations	—	—	—	—	0.55	0.52

Net earnings	$2.42	$2.11	$2.30	$2.14	$2.60	$2.48

Diluted earnings per share:
Earnings from continuing operations	$2.28	$1.99	$2.26	$2.10	$2.04	$1.94
Earnings from discontinued operations	—	—	—	—	0.51	0.50

Net earnings	$2.28	$1.99	$2.26	$2.10	$2.55	$2.44

Incentive Plan

      The Company has an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

equivalents or other stock based awards. The plan imposes a limit on the number of shares of common stock of the Company that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25% of the number of shares issued and outstanding immediately prior to the grant. Under the Incentive Plan, the exercise price of each option is generally not less than the market price of the Company’s stock on the date of grant and the option’s maximum term is ten years.

      Restricted Stock. The Incentive Plan allows for grants of restricted stock awards, whereby certain key employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted. During 2001, 2000 and 1999, there were restricted stock awards of 1,900,847 shares, 676,223 shares and 400,000 shares, respectively, with a corresponding market value of $56,908,000, $15,781,000 and $15,791,000, respectively. The market value of the restricted stock granted is expensed over its vesting period, generally one to four years. The compensation cost charged against earnings was $22,248,000, $11,721,000 and $10,354,000 in 2001, 2000 and 1999, respectively. As of December 31, 2001, 2000 and 1999, restricted stock shares outstanding were 2,462,064 shares, 1,042,299 shares and 507,905 shares, respectively.

      Performance-based Stock Options. While the Incentive Plan allows for the granting of performance-based stock options, no such options were granted during 2001, 2000 and 1999, and no such options were outstanding at December 31, 2001, 2000 and 1999.

Director Plan

      The Company also has a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each non-employee director of an option to purchase 4,500 shares of the Company’s common stock. Such grants will be made automatically on the date directors are elected or reelected at the Company’s annual meeting. In addition, the Directors’ Plan provides for the automatic grant to a non-employee director, at the time he or she is first elected or appointed, of an option to purchase 5,000 shares of the Company’s common stock. These options are exercisable 90 days after the date of grant.

      Additionally, the Directors’ Plan permits each non-employee director to elect to be paid annual retainer fees and annual fees for service as chairman of a Board committee in the form of stock options and to defer receipt of any director fees in an interest-bearing cash account or as deferred shares in a deferred share account.

      A total number of 500,000 shares of the Company’s common stock are reserved under the Directors’ Plan. Under the Directors’ Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant and the option’s maximum term is ten years.

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (“ESPP”) which qualifies under Section 423 of the U.S. Internal Revenue Code. All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Employee contributions are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company’s common stock. The stock purchase price is based on the lower of 85 percent of the stock price at the beginning or end of the period. The stock price used is the Volume Weighted Average Price (“VWAP”) for the particular day. The difference between the employees’ stock purchase price and the market value of the stock is considered a Company

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

contribution. The Company’s contribution vests after a minimum of one year. The Company does not recognize compensation cost related to its ESPP contributions.

      In addition, the Company has a Supplemental Stock Purchase Plan (“SSPP”) which is a non-qualified plan that is similar to the Company’s ESPP. The Company recognizes compensation cost related to its SSPP contributions.

      In the past, the Company’s stock purchase plan matched employee contributions at a rate of 15% (more, if profits exceeded targets set by the Company’s Board of Directors). The Company recognized compensation cost related to its matching.

      The compensation cost charged against continuing operations was $162,000, $84,000 and $34,000 in 2001, 2000 and 1999, respectively.

Restricted Stock Incentive Plan

      The Company has a Restricted Stock Incentive Award Plan. In 2001, employees with annual compensation below $200,000 participated in the plan and were awarded 250 restricted shares each of Jefferies Group, Inc. common stock as of January 1, 2001. The total award amounted to 87,250 shares and $2,727,000. The compensation cost associated with this award is being amortized over the three-year vesting period of the award. The compensation cost charged against continuing operations was $909,000 in 2001.

Deferred Compensation Plan

      The Company has a Deferred Compensation Plan, which was established in 2001. In 2001, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest in Jefferies’ stock, stock options and other activities on an attractive pre-tax basis through the plan. The compensation cost charged against continuing operations was $317,000 in 2001.

Employee Stock Ownership Plan

      The Company has an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. In 1999, the Company re-established annual contributions to the ESOP. In 1999, 278,744 shares of common stock were purchased for $6,487,000, which was funded by a loan from the Company. The loan is being repaid over 4 years at an annual interest rate of 5.22%. The Company makes contributions to the ESOP sufficient to fund principal and interest payments and may make additional contributions at the discretion of the Board of Directors. As of December 31, 2001, the loan balance was $2,251,000 relating to 96,744 shares of common stock. Additionally, during 2000 and 1999, 18,000 and 100,000 shares of common stock, respectively, were purchased for $349,000 and $2,441,000, respectively. These shares were paid for substantially through a Company contribution.

      The compensation cost charged against continuing operations was $3,321,000, $2,478,000 and $2,341,000 in 2001, 2000 and 1999, respectively.

Profit Sharing Plan

      The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. Expenses of this plan related to continuing operations amounted to $1,945,000, $2,640,000 and $2,954,000 in 2001, 2000 and 1999, respectively. Expenses of this plan related to discontinued operations of ITGI amounted to $43,000 in 1999.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

Options Issued Under All Plans

      The fair value of all option grants for all the Company’s plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2001, 2000 and 1999, respectively: dividend yield of 0.7%, 0.9%, and 0.9%; expected volatility of 40.9%, 42.0%, and 42.0%; risk-free interest rates of 4.6%, 6.4%, and 5.2%; and expected lives of 5.1 years, 5.1 years, and 5.0 years.

      A summary of the status of Company stock options in all its stock-based plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,251,759	$20.08	2,277,165	$20.04	1,442,817	$21.12
Granted	1,326,398	30.16	574,694	21.49	2,389,213	20.01
Exercised	(79,256)	19.72	(76,793)	15.08	(1,108,882)	15.07
Exchanged for cash	—	—	—	—	(111,444)	40.00
Exchanged for options	—	—	—	—	(283,494)	36.47
Forfeited	(169,832)	23.96	(523,307)	22.22	(51,045)	22.56

Outstanding at end of year	3,329,069	$23.90	2,251,759	$20.08	2,277,165	$20.04

Options exercisable at year-end	2,096,708	$22.67	1,172,964	$17.85	1,279,235	$17.71
Weighted-average fair value of options granted during the year		$12.19		$9.17		$8.51

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2001	Life (Years)	Price	2001	Price

$ 6.20 to 9.99	68,047	2.9	$8.02	68,047	$8.02
$10.00 to 19.99	690,488	1.4	16.19	690,488	16.19
$20.00 to 29.99	2,154,276	3.3	24.34	1,065,803	23.89
$30.00 to 42.67	416,258	4.9	37.04	272,370	38.02

$ 6.20 to 42.67	3,329,069	3.1	$23.90	2,096,708	$22.67

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

(11) Earnings per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2001, 2000 and 1999 (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2000	1999

Earnings from continuing operations	$59,539	$54,981	$48,839
Discontinued operations of ITGI, net of tax	—	—	12,888

Net earnings for basic earnings per share	59,539	54,981	61,727
Earnings adjustment — stock options on subsidiary	—	—	(475)

Adjusted earnings for diluted earnings per share	$59,539	$54,981	$61,252

Shares of common stock and common stock equivalents:
Average shares used in basic computation	24,612	23,912	23,778
Stock options	550	240	191
Other unissued common shares	970	183	23

Average shares used in diluted computation	26,132	24,335	23,992

Earnings per share:
Basic:
Earnings from continuing operations	$2.42	$2.30	$2.05
Discontinued operations of ITGI, net of tax	—	—	0.55

Net earnings	$2.42	$2.30	$2.60

Diluted:
Earnings from continuing operations	$2.28	$2.26	$2.04
Discontinued operations of ITGI, net of tax	—	—	0.51

Net earnings	$2.28	$2.26	$2.55

      The Company had no anti-dilutive securities during 2001, 2000 and 1999.

(12) Leases

      As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2013. Future minimum lease payments for all noncancelable operating leases at December 31, 2001 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net

2002	$16,621	$1,253	$15,368
2003	15,298	1,095	14,203
2004	15,058	1,019	14,039
2005	14,558	483	14,075
2006	13,909	—	13,909
Thereafter	43,406	—	43,406

      Rental expense related to continuing operations amounted to $15,315,000, $12,535,000 and $9,326,000, in 2001, 2000 and 1999, respectively. Rental expense related to discontinued operations of ITGI amounted to $873,000 in 1999.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

(13) Financial Instruments

Off-Balance Sheet Risk

      The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company’s consolidated financial statements.

      In the normal course of business, the Company had letters of credit outstanding aggregating $32,800,000 at December 31, 2001 to satisfy various collateral requirements in lieu of depositing cash or securities.

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

      The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, and foreign exchange forward contracts, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provide only a measure of the Company’s involvement in these contracts at December 31, 2001 and 2000. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or Contracted Amount

	2001		2000

	Purchase	Sale	Purchase	Sale

Index futures contracts	$—	$1,410	$—	$1,734
Option contracts	9,687	1,765	24,325	858
Foreign exchange forward contracts	6,655	16,121	21,027	25,339

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

Fair Value of Derivative Financial Instruments

      The following is an aggregate summary of the average 2001 and 2000 and December 31, 2001 and 2000 fair values of derivative financial instruments (in thousands of dollars):

	2001		2000

	Average	End of period	Average	End of period

Index futures contracts:
In a favorable position	$58	$—	$100	$65
In an unfavorable position	34	26	22	—
Option contracts:
Purchase	976	705	2,144	2,610
Sale	150	202	1,342	98
Foreign exchange forward contracts:
Purchase	11,520	6,655	21,904	21,027
Sale	7,478	16,121	17,451	25,339

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

Concentration of Credit Risk

      As a major securities firm, the Company’s activities are executed primarily with and on behalf of other financial institutions, including brokers and dealers, banks and other institutional customers. Concentrations of credit risk can be affected by changes in economic, industry or geographical factors. The Company seeks to control its credit risk and the potential risk concentration through a variety of reporting and control procedures, including those described in the preceding discussion of credit risk.

(14) Other Comprehensive Income

      The following summarizes other comprehensive loss and accumulated other comprehensive loss at December 31, 2001 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(1,518)	$—	$(1,518)
Minimum pension liability adjustment	(2,023)	860	(1,163)

Other comprehensive loss	$(3,541)	$860	$(2,681)

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning balance	$(885)	$(1,138)	$(2,023)
Change in 2001	(1,518)	(1,163)	(2,681)

Ending balance	$(2,403)	$(2,301)	$(4,704)

      The following summarizes other comprehensive loss and accumulated other comprehensive loss at December 31, 2000 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(1,121)	$—	$(1,121)
Minimum pension liability adjustment	(1,666)	711	(955)

Other comprehensive loss	$(2,787)	$711	$(2,076)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning balance	$236	$(183)	$53
Change in 2000	(1,121)	(955)	(2,076)

Ending balance	$(885)	$(1,138)	$(2,023)

      The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1999 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$285	$—	$285
Minimum pension liability adjustment	2,540	(1,054)	1,486

Other comprehensive income	$2,825	$(1,054)	$1,771

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning balance	$(49)	$(1,669)	$(1,718)
Change in 1999	285	1,486	1,771

Ending balance	$236	$(183)	$53

(15) Net Capital Requirements

      As registered broker-dealers, JEFCO, W & D and Lawrence Helfant LLC (“Helfant”) are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined. Helfant has elected to use the aggregate indebtedness standard permitted by the Rule, which requires it to maintain its aggregate indebtedness to all other persons at less than 1500 percent of its net capital.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

      At December 31, 2001, JEFCO’s, W & D’s and Helfant’s net capital was $138,172,000, $2,193,000 and $2,054,000, respectively, which exceeded minimum net capital requirements by $134,268,000, $1,943,000 and $1,722,000, respectively.

(16) Contingencies

      Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company’s management believes that pending litigation will not have a material adverse effect on the Company.

(17) Segment Reporting

      The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company’s business is predominantly in the United States with under 10% of revenues and under 2% of assets attributable to international operations. In April 1999, the Company spun-off its only other segment, ITGI, which included the automated equity trading and transaction research activities of ITGI and its subsidiaries.

      Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

ITGI Condensed Consolidated Statements of Earnings

Period Ended
April 27,
1999

Revenues	$76,180
Expenses	56,536

Earnings before income tax expense	19,644
Income tax expense	9,250

Net earnings	$10,394

Components of Discontinued Operations of ITGI
Net earnings of ITGI	$10,394
Deferred taxes on ITGI’s IPO gain	12,843
Less: Write-off of goodwill on JEF related to ITGI	5,208
Less: Company’s spin-off related expenses	3,116
Less: Minority interest in ITGI	2,025

Discontinued operations of ITGI	$12,888

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

      At December 31, 2001 and 2000, excess of purchase price over net assets acquired remaining was $11.3 million and $13.0 million, respectively, net of accumulated amortization of $1.9 million and $0.6 million, respectively, and is included in other assets.

      The approximately $2.8 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is approximately 28.80 Euros (as of December 31, 2001, this was equivalent to approximately $25.66) per common share until August 4, 2003 and the closing stock price on the date of conversion subsequent to that date.

      The shares and share equivalents related to both the restricted stock and zero coupon unsecured Euro denominated convertible loan notes were included in the denominator of the basic earnings per share calculation.

(19) Helfant

      To expand its floor brokerage operations, the Company acquired Lawrence Helfant, Inc. in the third quarter of 2001, with a combination of stock and cash totaling approximately $32.6 million. The acquisition was accounted for as a purchase and resulted in approximately $23.4 million in goodwill. On January 14, 2002, the Company merged W & D with Lawrence Helfant, Inc. to create Helfant Group, Inc.

      The shares related to the stock were included in the denominator of the basic earnings per share calculation.

(20) Asset Management

      The following summarizes revenues from asset management for the years 2001, 2000 and 1999 (in thousands of dollars):

	2001	2000	1999

High Yield Funds (HY)
Performance based	$12,146	$5,919	$—
Asset based	2,641	1,514	—
Non-HY Employee Funds
Asset based	334	143	—
International	2,566	1,984	1,973

Total	$17,687	$9,560	$1,973

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2001 and 2000

(21) Selected Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2001 and 2000 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year

2001
Revenues	$209,708	$215,897	$165,644	$193,742	$784,991
Earnings before income taxes	27,131	28,574	18,389	28,558	102,652
Net earnings	15,684	16,552	10,632	16,671	59,539
Net earnings per share:
Basic	$0.65	$0.68	$0.43	$0.66	$2.42

Diluted	$0.63	$0.65	$0.40	$0.61	$2.28

2000
Revenues	$194,760	$182,618	$198,299	$186,186	$761,863
Earnings before income taxes	26,201	21,381	25,524	22,287	95,393
Net earnings	15,024	12,372	14,713	12,872	54,981
Net earnings per share:
Basic	$0.63	$0.51	$0.62	$0.54	$2.30

Diluted	$0.62	$0.51	$0.60	$0.52	$2.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

      Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

		Pages

(a)1.	Financial Statements
	Included in Part II of this report:
	Independent Auditors’ Report	16
	Consolidated Statements of Financial Condition	17
	Consolidated Statements of Earnings	18
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)	19
	Consolidated Statements of Cash Flows	20
	Notes to Consolidated Financial Statements	21

      All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(a)3. Exhibits

(3.1)	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 30, 1999.
(3.2)	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10 filed on April 20, 1999.

(4.1)	Indenture dated as of August 18, 1997 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, including form of 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 4.1 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997 including amendments thereto.
[4.1(a)]	First Supplemental Indenture dated as of March 15, 1999 between Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of August 18, 1997 is incorporated by reference to Exhibit [4.1(a)] of Registrant’s Form 10-K filed on March 27, 2000.
[4.1(b)]	Second Supplemental Indenture dated as of March 17, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of August 18, 1997, as amended on March 15, 1999 is incorporated by reference to Exhibit [4.1(b)] of Registrant’s Form 10-K filed on March 27, 2000.
(4.2)	Registration Rights Agreement dated as of August 18, 1997 by and among Jefferies Group, Inc. and the purchasers of Jefferies Group, Inc.’s 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 10.2 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997 including amendments thereto.
(4.3)	Indenture dated as of April 28, 1994 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, including form of 8 7/8% Senior Notes due 2004 is incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-54265) filed on July 14, 1994.
[4.3(a)]	Form of first Supplemental Indenture dated as of July 14, 1994 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-54265) filed on July 14, 1994.
[4.3(b)]	Second Supplemental Indenture dated as of March 26, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of April 28, 1994, as amended on July 14, 1994 is incorporated by reference to Exhibit [4.3(b)] of Registrant’s Form 10-K filed on March 27, 2000.
[4.3(c)]	Third Supplemental Indenture dated as of April 1, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of April 28, 1994, as amended on July 14, 1994 and March 26, 1999 is incorporated by reference to Exhibit [4.3(c)] of Registrant’s Form 10-K filed on March 27, 2000.
(4.4)	Registration Rights Agreement dated as of April 28, 1994 by and among Jefferies Group, Inc. and the purchasers of the 8 7/8% Series B Senior Notes due 2004 is incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-54265) filed on July 14, 1994.
(4.5)	Zero Coupon Unsecured Convertible Notes (the “Notes”); Registrant hereby agrees to provide copies of such Notes to the Commission upon request.
(10.1)	Registrant’s 1999 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10 filed on April 20, 1999.
(10.2)	Registrant’s 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 filed on April 20, 1999.

(10.3)	Distribution Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10 filed on April 20, 1999.
(10.4)	Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among Investment Technology Group, Inc., Jefferies Group, Inc. and the JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 filed on April 20, 1999.
(10.5)	Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among Investment Technology Group, Inc., Jefferies Group, Inc. and JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 filed on April 20, 1999.
(10.6)	Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.6 of Registrant’s Form 10 filed on April 20, 1999.
(10.7)	Jefferies Group, Inc. Deferred Compensation Plan, dated effective January 1, 2001.
(21)*	List of Subsidiaries of Registrant.
(23)*	Consent of KPMG LLP.

*	Filed herewith.

      Exhibits 10.1, 10.2 and 10.7 are management contracts or compensatory plans or arrangements.

All other Exhibits are omitted because they are not applicable.

      (b) No reports on Form 8-K have been filed by the Registrant during the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

By:	/s/ RICHARD B. HANDLER

Richard B. Handler
Chairman of the Board of Directors

Dated: February 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	February 27, 2002

/s/ JOHN C. SHAW, JR. John C. Shaw, Jr.	Director, President and Chief Operating Officer	February 27, 2002

/s/ JOSEPH A. SCHENK Joseph A. Schenk	Executive Vice President and Chief Financial Officer	February 27, 2002

/s/ FRANK E. BAXTER Frank E. Baxter	Director	February 27, 2002

/s/ W. PATRICK CAMPBELL W. Patrick Campbell	Director	February 27, 2002

/s/ RICHARD G. DOOLEY Richard G. Dooley	Director	February 27, 2002

/s/ SHELDON B. LUBAR Sheldon B. Lubar	Director	February 27, 2002

/s/ FRANK J. MACCHIAROLA Frank J. Macchiarola	Director	February 27, 2002