Form 10-Q
period 2002-03-29
JEFFERIES GROUP INC /DE/
filed 2002-05-10
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14947

JEFFERIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4719745

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, 12th Floor, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:         (212) 284-2550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X]     No  [   ]

As of March 29, 2002, the registrant had 26,774,168 common shares, $.0001 par value, outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 29, 2002

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition - March 29, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Earnings (unaudited) - Three Months Ended March 29, 2002 and March 30, 2001	4
	Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - Three Months Ended March 29, 2002	5
	Consolidated Statements of Cash Flows (unaudited) - Three Months Ended March 29, 2002 and March 30, 2001	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 6.	Exhibits and Reports on Form 8-K	14

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	March 29,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and cash equivalents	$23,587	$188,106
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	177,683	154,989
Receivable from brokers and dealers	4,191,924	4,064,626
Receivable from customers, officers and directors	244,588	136,605
Securities owned	456,268	285,372
Securities pledged to creditors	103,933	100,262
Investments	462,462	168,863
Premises and equipment	47,367	48,436
Other assets	197,895	197,478

	$5,905,707	$5,344,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$184,000	$50,000
Payable to brokers and dealers	3,921,952	3,885,842
Payable to customers	356,443	313,207
Securities sold, not yet purchased	207,354	150,146
Accrued expenses and other liabilities	195,250	226,089

	4,864,999	4,625,284
Long-term convertible debt	2,752	2,817
Long-term debt	466,614	150,980

	5,334,365	4,779,081

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 28,603,256 shares in 2002 and 27,896,622 shares in 2001	3	3
Additional paid-in capital	179,782	159,018
Retained earnings	455,555	439,195
Less:
Treasury stock, at cost, 1,829,088 shares in 2002 and 1,060,788 shares in 2001	(58,341)	(27,856)
Accumulated other comprehensive loss:
Currency translation adjustments	(3,356)	(2,403)
Additional minimum pension liability	(2,301)	(2,301)

Total accumulated other comprehensive loss	(5,657)	(4,704)

Total stockholders’ equity	571,342	565,656

	$5,905,707	$5,344,737

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended

	March 29,	March 30,
	2002	2001

Revenues:
Commissions	$64,573	$60,548
Principal transactions	66,667	86,826
Corporate finance	37,668	17,012
Interest	21,629	39,944
Asset management	3,487	4,729
Other	1,318	649

Total revenues	195,342	209,708
Interest expense	17,598	32,803

Revenues, net of interest expense	177,744	176,905

Non-interest expenses:
Compensation and benefits	104,567	107,484
Floor brokerage and clearing fees	14,148	10,905
Communications	11,395	11,338
Occupancy and equipment rental	6,158	5,492
Travel and promotional	6,304	5,609
Other	5,208	8,946

Total non-interest expenses	147,780	149,774

Earnings before income taxes	29,964	27,131
Income taxes	12,292	11,447

Net earnings	$17,672	$15,684

Earnings per share:
Basic	$0.71	$0.65

Diluted	$0.65	$0.63

Weighted average shares:
Basic	24,766	24,039
Diluted	27,380	25,061

Fixed charge coverage ratio	6.3X	7.3X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 29, 2002
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders'
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2001	$3	$159,018	$439,195	$(27,856)	$(4,704)	$565,656
Exercise of stock options, including tax benefits (10,218 shares)	—	264	—	—	—	264
Purchase of treasury stock (668,300 shares)	—	—	—	(27,725)	—	(27,725)
Issuance of ESPP/SSPP shares (69,824 shares)	—	1,957	—	—	—	1,957
Issuance of restricted stock (526,592 shares), net of forfeitures, and additional vesting of restricted stock shares, including tax benefits	—	17,428	—	(2,760)	—	14,668
Employee stock ownership plan amortization and stock purchases, net	—	1,115	—	—	—	1,115
Quarterly dividends ($.05 per share per quarter)	—	—	(1,312)	—	—	(1,312)
Comprehensive income:
Net earnings	—	—	17,672	—	—	17,672
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	(953)	(953)

Comprehensive income	—	—	—	—	—	16,719

Balance, March 29, 2002	$3	$179,782	$455,555	$(58,341)	$(5,657)	$571,342

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended

	March 29,	March 30,
	2002	2001

Cash flows from operating activities:
Net earnings	$17,672	$15,684

Adjustments to reconcile net earnings to net cash provided by (used in) operations:
Depreciation and amortization	5,268	3,596
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	(22,694)	20,825
(Increase) decrease in receivables:
Brokers and dealers	(127,298)	(1,802,663)
Customers, officers and directors	(107,983)	61,721
(Increase) decrease in securities owned	(170,896)	14,001
(Increase) decrease in securities pledged to creditors	(3,671)	13,426
Increase in investments	(293,599)	(13,310)
Increase in other assets	(417)	(19,988)
Increase (decrease) in operating payables:
Brokers and dealers	36,110	1,992,012
Customers	43,236	(175,493)
Increase (decrease) in securities sold, not yet purchased	57,208	(25,463)
Decrease in accrued expenses and other liabilities	(30,572)	(56,531)

Total adjustments	(615,308)	12,133

Net cash provided by (used in) operating activities	(597,636)	27,817

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended

	March 29,	March 30,
	2002	2001

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	134,000	—
Senior Notes	315,315	—
Repurchase of treasury stock	(27,725)	(6,548)
Dividends paid	(1,312)	(1,240)
Exercise of stock options	264	1,421
Issuance of ESPP/SSPP shares	1,957	1,556
Issuance of restricted stock	14,668	15,690

Net cash provided by financing activities	437,167	10,879

Cash flows from investing activities - purchase of premises and equipment	(3,032)	(6,731)

Effect of foreign currency translation on cash	(1,018)	(2,615)

Net increase (decrease) in cash and cash equivalents	(164,519)	29,350
Cash and cash equivalents — beginning of period	188,106	24,996

Cash and cash equivalents — end of period	$23,587	$54,346

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,255	$36,759

Income taxes	$12,456	$3,507

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (“Group”) and all its subsidiaries (“Company”), including Jefferies & Company, Inc. (“JEFCO”). The accounts of Helfant Group, Inc. (“Helfant”) are consolidated because of the nature and extent of Group’s ownership interest in Helfant. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield, as well as corporate finance activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company’s annual report for the year ended December 31, 2001.

Securities Transactions

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

     Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

Receivable from, and Payable to, Brokers and Dealers

     Receivable from and payable to brokers and dealers consists of the following as of March 29, 2002 (in thousands of dollars):

Receivable from brokers and dealers:
Securities borrowed	$3,822,037
Other	369,887

$4,191,924

Payable to brokers and dealers:
Securities loaned	$3,779,623
Other	142,329

$3,921,952

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 29, 2002 (in thousands of dollars):

		Securities
		Sold,
	Securities	Not Yet
	Owned	Purchased

Corporate equity securities	$70,925	$118,196
High-yield securities	230,376	9,204
Corporate debt securities	149,625	68,578
U.S. Government and agency obligations	4,555	11,039
Options	787	337

	$456,268	$207,354

     The following is a summary of the market value of major categories of securities pledged to creditors as of March 29, 2002 (in thousands of dollars):

Corporate equity securities	$83,807
High yield securities	2,562
Corporate debt securities	17,564

$103,933

Investments

     Investments consist of the following as of March 29, 2002 (in thousands of dollars):

Short term bond funds	$315,269
Debt and equity investments	12,791
Partnership interests	45,740
Equity and debt interests in affiliates	88,662

$462,462

Long Term Convertible Debt and Long Term Debt

     The following summarizes long term convertible debt and long term debt outstanding as of March 29, 2002 (in thousands of dollars):

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$2,752

Long-Term Debt
8 7/8% Senior Notes, due 2004, less unamortized discount of $145	49,855
7 1/2% Senior Notes, due 2007, less unamortized discount of $150	99,850
7 3/4% Senior Notes, due 2012, less unamortized discount of $7,546	315,609
10% Subordinated Loans, due 2003	1,000
10% Subordinated Loans, due 2004	300

$466,614

     In March 2002, the Company issued $325 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012, with a yield of 8.09%.

     The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based

JEFFERIES GROUP, INC. AND SUBSIDIARIES

upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, was 4.16%. The fair value of the mark to market of the swaps was a negative $1.8 million as of March 29, 2002, which was recorded as a reduction to the book value of the debt and an increase in accrued expenses and other liabilities.

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 29, 2002 (in thousands of dollars):

Cash in banks	$20,460
Short term investments	3,127

$23,587

Goodwill

     Goodwill represents the excess of cost over net assets acquired and is included in other assets. Goodwill will no longer be amortized, but will be tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The following is a summary of goodwill as of March 29, 2002 (in thousands of dollars):

			Excess of
	Excess of		Purchase
	Purchase		Price Over
	Price Over		Net Assets
	Net Assets	Accumulated	Acquired	Acquisition
Acquisition	Acquired	Amortization	Remaining	Date

The Europe Company	$12,953	$1,830	$11,123	Aug. 2000
Lawrence Helfant, Inc.	23,477	—	23,477	Sept. 2001

	$36,430	$1,830	$34,600

Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 29, 2002 and March 30, 2001 (in thousands, except per share amounts):

	Three Months Ended

	March 29,	March 30,
	2002	2001

Net earnings	$17,672	$15,684

Shares for basic and diluted calculations:
Average shares used in basic computation	24,766	24,039
Stock options	879	420
Restricted stock	1,735	602

Average shares used in diluted computation	27,380	25,061

Earnings per share:
Basic	$0.71	$0.65

Diluted	$0.65	$0.63

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Asset Management

     The following summarizes revenues from asset management for the three month periods ended March 29, 2002 and March 30, 2001 (in thousands of dollars):

	Three Months Ended

	March 29,	March 30,
	2002	2001

High Yield (HY)
Performance based	$1,798	$3,386
Asset based	826	500
Non-HY Employee Funds	86	81
International	777	762

Total	$3,487	$4,729

Other Comprehensive Loss

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at March 29, 2002 and for the three months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(953)	$—	$(953)
Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(953)	$—	$(953)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2001	$(2,403)	$(2,301)	$(4,704)
Change in first quarter of 2002	(953)	—	(953)

Ending at March 29, 2002	$(3,356)	$(2,301)	$(5,657)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at March 30, 2001 and for the three months then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(2,426)	$—	$(2,426)
Minimum pension liability adjustment	—	—	—

Other comprehensive loss	$(2,426)	$—	$(2,426)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2000	$(885)	$(1,138)	$(2,023)
Change in first quarter of 2001	(2,426)	—	(2,426)

Ending at March 30, 2001	$(3,311)	$(1,138)	$(4,449)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Comprehensive income for the three months ended March 29, 2002 and March 30, 2001 was as follows:

	March 29,	March 30,
	2002	2001

Net earnings	$17,672	$15,684
Other comprehensive loss	(953)	(2,426)

Comprehensive income	$16,719	$13,258

Net Capital Requirements

     As registered broker-dealers, JEFCO and Helfant are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO and Helfant have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     Net capital changes from day to day, but as of March 29, 2002, JEFCO’s and Helfant’s net capital was $144.1 million and $4.6 million, respectively, which exceeded minimum net capital requirements by $138.1 million and $4.4 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

1st Qtr.

2002	$.05
2001	$.05

Off-Balance Sheet Risk

     In the normal course of business, the Company had letters of credit outstanding aggregating $36.8 million at March 29, 2002, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

Subsequent Event — Redemption of 8 7/8% Senior Notes

     On April 10, 2002, the Company announced its decision to call its $50 million aggregate principal amount of 8 7/8% Senior Notes due 2004 (“Notes”) for redemption on May 13, 2002. Pursuant to the terms of the Notes, holders will receive $1,012 in cash per $1,000 principal amount, plus accrued interest.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

     Total assets increased $561.0 million from $5,344.7 million at December 31, 2001 to $5,905.7 million at March 29, 2002. The increase in total assets mostly relates to increases of $293.6 million in investments, $170.9 million in securities owned, and $127.3 million in receivables from brokers and dealers. The increases in assets were primarily funded by the issuance of $325 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 and $134.0 million in bank loans.

First Quarter 2002 Versus First Quarter 2001

     Revenues, net of interest expense, were $177.7 million, compared to $176.9 million for the first quarter of 2001. The slight increase was due primarily to a $20.7 million, or 121%, increase in corporate finance, a $4.0 million, or 7%, increase in commissions, partially offset by a $20.2 million, or 23%, decrease in principal transactions, a $3.1 million, or 44%, decrease in net interest income (interest revenues less interest expense) and a $1.2 million, or 26%, decrease in asset management. Commissions increased mostly due to the addition of the Helfant execution business. Principal transaction revenues decreased mostly due to the Equities and High Yield Divisions. Corporate finance revenues increased due mostly to a rise in debt offerings and advisory fees. Net interest income was down largely due to a decreased spread on the securities borrowed and loaned matched book business. Asset management revenues decreased due to the decrease in revenue attributable to the High Yield Funds.

     Total non-interest expenses decreased slightly to $147.8 million, compared to $149.8 million for the first quarter of 2001. Other expense decreased $3.7 million or 42%, largely due to lower legal and general consulting expenses. Floor brokerage and clearing fees increased $3.2 million, or 30%, due to increased volume of business executed on the various exchanges, including additional volume related to Helfant, which was acquired on September 28, 2001. Compensation and benefits decreased $2.9 million, or 3%, mostly due to a decrease in incentive based compensation accruals. Travel and promotional increased $695,000, or 12%, largely due to increased business travel. Occupancy and equipment rental increased $666,000, or 12%, mostly due to office expansion. Communications remained relatively unchanged as compared to the prior year’s quarter.

     Earnings before income taxes were up 10% to $30.0 million, compared to $27.1 million for the same prior year period. The effective tax rate was approximately 41% for the first quarter of 2002 compared to 42% for the first quarter of 2001. Net earnings were up $2.0 million, or 13%, to $17.7 million, compared to $15.7 million for the same prior year period.

     Basic net earnings per share were $0.71 for the first quarter of 2002 on 24,766,000 shares compared to $0.65 in the 2001 period on 24,039,000 shares. Diluted net earnings per share were $0.65 for the first quarter of 2002 on 27,380,000 shares compared to $0.63 in the comparable 2001 period on 25,061,000 shares.

Liquidity and Capital Resources

     The Company’s liquidity and capital resources is largely unchanged since December 31, 2001, except for the issuance of $325 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Revenues by Source

     The following provides a breakdown of total revenues by source for the three months ended March 29, 2002 and March 30, 2001.

	Three Months Ended

	March 29, 2002		March 30, 2001

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

	(Dollars in thousands)
Commissions and principal transactions:
Equities	$83,163	43%	$100,549	48%
International	16,985	9	19,440	9
High Yield	10,263	5	16,182	8
Convertibles	7,463	4	10,386	5
Execution	8,826	4	482	0
Other proprietary trading	4,540	2	335	0

Total	131,240	67	147,374	70
Corporate finance	37,668	19	17,012	8
Interest	21,629	11	39,944	19
Asset management	3,487	2	4,729	2
Other	1,318	1	649	1

Total revenues	$195,342	100%	$209,708	100%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s market risk is largely unchanged from December 31, 2001, except for the issuance of $325 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 and related interest rate swaps to convert $200 million aggregate principal amount of the notes into floating rates based upon LIBOR.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10.8)	Letter agreement between Frank E. Baxter and Registrant dated February 15, 2002.

(b)	Reports on 8-K

On March 12, 2002, the Company filed a Form 8-K disclosing its underwriting agreement, dated March 7, 2002, with respect to the sale of its 7 3/4% Senior Notes due 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: May 10, 2002	By:	/s/ Joseph A. Schenk

Joseph A. Schenk Chief Financial Officer