Form 10-Q
period 2002-06-28
JEFFERIES GROUP INC /DE/
filed 2002-08-12
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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
     Yes [X]   No [   ]

As of June 28, 2002, the registrant had 26,930,270 common shares, $.0001 par value, outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 28, 2002

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	June 28,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and cash equivalents	$14,806	$188,106
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	177,686	154,989
Receivable from brokers and dealers	3,479,153	4,064,626
Receivable from customers, officers and directors	195,012	136,605
Securities owned	458,552	285,372
Securities pledged to creditors	83,917	100,262
Investments	412,739	168,863
Premises and equipment	47,242	48,436
Other assets	220,917	197,478

	$5,090,024	$5,344,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$121,000	$50,000
Payable to brokers and dealers	3,186,816	3,885,842
Payable to customers	343,886	313,207
Securities sold, not yet purchased	197,819	150,146
Accrued expenses and other liabilities	213,688	226,089

	4,063,209	4,625,284
Long-term convertible debt	3,133	2,817
Long-term debt	430,258	150,980

	4,496,600	4,779,081

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 28,974,476 shares in 2002 and 27,896,622 shares in 2001	3	3
Additional paid-in capital	191,752	159,018
Retained earnings	471,809	439,195
Less:
Treasury stock, at cost, 2,044,206 shares in 2002 and 1,060,788 shares in 2001	(67,723)	(27,856)
Accumulated other comprehensive loss:
Currency translation adjustments	(116)	(2,403)
Additional minimum pension liability	(2,301)	(2,301)

Total accumulated other comprehensive loss	(2,417)	(4,704)

Total stockholders’ equity	593,424	565,656

	$5,090,024	$5,344,737

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Revenues:
Commissions	$63,063	$53,859	$127,636	$114,407
Principal transactions	67,288	72,404	133,955	159,230
Corporate finance	41,650	44,077	79,318	61,089
Interest	24,447	38,332	46,076	78,276
Asset management	2,724	5,811	6,211	10,540
Other	1,705	1,414	3,023	2,063

Total revenues	200,877	215,897	396,219	425,605
Interest expense	22,748	34,453	40,346	67,256

Revenues, net of interest expense	178,129	181,444	355,873	358,349

Non-interest expenses:
Compensation and benefits	101,715	111,244	206,282	218,728
Floor brokerage and clearing fees	13,442	11,183	27,590	22,088
Communications	13,998	12,230	25,393	23,568
Occupancy and equipment rental	6,148	6,135	12,306	11,627
Travel and promotional	5,686	5,703	11,990	11,312
Other	6,468	6,375	11,676	15,321

Total non-interest expenses	147,457	152,870	295,237	302,644

Earnings before income taxes and extraordinary item	30,672	28,574	60,636	55,705
Income taxes	12,577	12,022	24,869	23,469

Earnings before extraordinary item	18,095	16,552	35,767	32,236
Extraordinary item — loss on early extinguishment of debt, net of tax	(480)	—	(480)	—

Net earnings	$17,615	$16,552	$35,287	$32,236

Earnings per share:
Basic:
Earnings before extraordinary item	$0.73	$0.68	$1.45	$1.34
Early extinguishment of debt	(0.01)	—	(0.02)	—

Net earnings	$0.72	$0.68	$1.43	$1.34

Diluted:
Earnings before extraordinary item	$0.66	$0.65	$1.31	$1.27
Early extinguishment of debt	(0.02)	—	(0.02)	—

Net earnings	$0.64	$0.65	$1.29	$1.27

Weighted average shares:
Basic	24,626	24,206	24,695	24,124
Diluted	27,436	25,564	27,407	25,321

Fixed charge coverage ratio	4.7X	7.7X	5.4X	7.5X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 28, 2002
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders'
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2001	$3	$159,018	$439,195	$(27,856)	$(4,704)	$565,656
Exercise of stock options, including tax benefits (73,580 shares)	—	2,126	—	—	—	2,126
Purchase of treasury stock (882,400 shares)	—	—	—	(37,080)	—	(37,080)
Issuance of ESPP / SSPP shares (69,824 shares)	—	1,957	—	—	—	1,957
Issuance of common shares (7,500 shares)	—	370	—	—	—	370
Issuance of restricted stock (825,932 shares), net of forfeitures, and additional vesting of restricted stock shares, including tax benefits	—	26,033	—	(2,787)	—	23,246
Employee stock ownership plan amortization and stock purchases, net	—	2,248	—	—	—	2,248
Quarterly dividends ($.05 per share per quarter)	—	—	(2,673)	—	—	(2,673)
Comprehensive income:
Net earnings	—	—	35,287	—	—	35,287
Other comprehensive gain, net of tax:
Translation adjustment	—	—	—	—	2,287	2,287

Comprehensive income	—	—	—	—	—	37,574

Balance, June 28, 2002	$3	$191,752	$471,809	$(67,723)	$(2,417)	$593,424

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended

	June 28,	June 29,
	2002	2001

Cash flows from operating activities:
Net earnings	$35,287	$32,236

Adjustments to reconcile net earnings to net cash provided by (used in) operations:
Depreciation and amortization	10,552	7,971
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	(22,697)	38,107
(Increase) decrease in receivables:
Brokers and dealers	585,473	(93,148)
Customers, officers and directors	(58,407)	73,641
Increase in securities owned	(173,180)	(37,166)
(Increase) decrease in securities pledged to creditors	16,345	(2,871)
Increase in investments	(243,876)	(21,566)
Increase in other assets	(9,804)	(21,766)
Increase (decrease) in operating payables:
Brokers and dealers	(699,026)	350,251
Customers	30,679	(207,377)
Increase (decrease) in securities sold, not yet purchased	47,673	(18,831)
Decrease in accrued expenses and other liabilities	(12,401)	(50,516)

Total adjustments	(528,669)	16,729

Net cash provided by (used in) operating activities	(493,382)	48,965

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended

	June 28,	June 29,
	2002	2001

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	71,000	—
8 7/8% Senior Notes	(49,861)	—
7 3/4% Senior Notes	315,315	—
Subordinated loans on consolidated subsidiary	—	1,300
Repurchase of treasury stock	(37,080)	(6,741)
Dividends paid	(2,673)	(2,514)
Exercise of stock options	2,126	1,771
Issuance of ESPP / SSPP shares	1,957	2,405
Issuance of common shares	370	—
Issuance of restricted stock	23,246	22,468

Net cash provided by financing activities	324,400	18,689

Cash flows from investing activities - purchase of premises and equipment	(6,921)	(11,720)

Effect of foreign currency translation on cash	2,603	(2,847)

Net increase (decrease) in cash and cash equivalents	(173,300)	53,087
Cash and cash equivalents — beginning of period	188,106	24,996

Cash and cash equivalents — end of period	$14,806	$78,083

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,631	$73,688

Income taxes	$30,185	$29,893

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

Receivable from, and Payable to, Brokers and Dealers

     Receivable from and payable to brokers and dealers consists of the following as of June 28, 2002 (in thousands of dollars):

Receivable from brokers and dealers:
Securities borrowed	$3,237,823
Other	241,330

$3,479,153

Payable to brokers and dealers:
Securities loaned	$3,047,350
Other	139,466

$3,186,816

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 28, 2002 (in thousands of dollars):

		Securities
		Sold,
	Securities	Not Yet
	Owned	Purchased

Corporate equity securities	$49,057	$69,640
High-yield securities	182,281	918
Corporate debt securities	213,146	93,341
U.S. Government and agency obligations	13,212	33,622
Options	856	298

	$458,552	$197,819

     The following is a summary of the market value of major categories of securities pledged to creditors as of June 28, 2002 (in thousands of dollars):

Corporate equity securities	$56,111
High yield securities	13,859
Corporate debt securities	13,947

$83,917

Investments

     Investments consist of the following as of June 28, 2002 (in thousands of dollars):

Short term bond funds	$268,506
Debt and equity investments	10,358
Partnership interests	44,203
Equity and debt interests in affiliates	89,672

$412,739

Long Term Convertible Debt and Long Term Debt

     The following summarizes long term convertible debt and long term debt outstanding as of June 28, 2002 (in thousands of dollars):

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$3,133

Long-Term Debt
7 1/2% Senior Notes, due 2007, less unamortized discount of $144	$99,856
7 3/4% Senior Notes, due 2012, less unamortized discount of $7,421	329,102
10% Subordinated Loans, due 2003	1,000
10% Subordinated Loans, due 2004	300

$430,258

     In March 2002, the Company issued $325 million aggregate principal amount of unsecured 7 3/4% senior notes due 2012, with a yield of 8.09%.

     In May 2002, the Company retired $50 million aggregate principal amount of 8 7/8% senior notes due 2004. This resulted in an extraordinary after tax loss of $480,000.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, was 4.15%. The fair value of the mark to market of the swaps was positive $11.5 million as of June 28, 2002, which was recorded as an increase in the book value of the debt and an increase in other assets.

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 28, 2002 (in thousands of dollars):

Cash in banks	$10,538
Short term investments	4,268

$14,806

Goodwill

     Goodwill represents the excess of cost over net assets acquired and is included in other assets. Goodwill will no longer be amortized, but will be tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The following is a summary of goodwill as of June 28, 2002 and the impact of goodwill amortization on earnings for the three month and six month periods ended June 28, 2002 and June 29, 2001 (in thousands of dollars):

			Excess of Purchase
	Excess of Purchase Price Over Net	Accumulated	Price Over Net Assets
Acquisition	Assets Acquired	Amortization	Acquired Remaining	Acquisition Date

The Europe Company	$12,953	$1,830	$11,123	Aug.2000
Lawrence Helfant, Inc.	23,853	—	23,853	Sept.2001
Bonds Direct Securities LLC	300	—	300	June2002

	$37,106	$1,830	$35,276

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Reported earnings before extraordinary item	$18,095	$16,552	$35,767	$32,236
Add back goodwill amortization	—	269	—	595

Adjusted earnings before extraordinary item	18,095	16,821	35,767	32,831
Extraordinary item — loss on early extinguishment of debt, net of tax	(480)	—	(480)	—

Adjusted net earnings	$17,615	$16,821	$35,287	$32,831

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 28, 2002 and June 29, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Earnings before extraordinary item	$18,095	$16,552	$35,767	$32,236
Extraordinary item — loss on early extinguishment of debt, net of tax	(480)	—	(480)	—

Net earnings	$17,615	$16,552	$35,287	$32,236

Shares for basic and diluted calculations:
Average shares used in basic computation	24,626	24,206	24,695	24,124
Stock options	895	529	887	472
Restricted stock	1,915	829	1,825	725

Average shares used in diluted computation	27,436	25,564	27,407	25,321

Earnings per share:
Basic:
Earnings before extraordinary item	$0.73	$0.68	$1.45	$1.34
Early extinguishment of debt	(0.01)	—	(0.02)	—

Net earnings	$0.72	$0.68	$1.43	$1.34

Diluted:
Earnings before extraordinary item	$0.66	$0.65	$1.31	$1.27
Early extinguishment of debt	(0.02)	—	(0.02)	—

Net earnings	$0.64	$0.65	$1.29	$1.27

Asset Management

     The following summarizes revenues from asset management for the three month and six month periods ended June 28, 2002 and June 29, 2001 (in thousands of dollars):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

High Yield (HY) Performance based	$1,237	$4,489	$3,035	$7,875
Asset based	789	537	1,615	1,037
Non-HY Employee Funds	84	84	171	165
International	614	701	1,390	1,463

Total	$2,724	$5,811	$6,211	$10,540

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Other Comprehensive Gain (Loss)

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 28, 2002 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at March 29, 2002	$(3,356)	$(2,301)	$(5,657)
Change in second quarter of 2002	3,240	—	3,240

Ending at June 28, 2002	$(116)	$(2,301)	$(2,417)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at June 29, 2001 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at March 30, 2001	$(3,311)	$(1,138)	$(4,449)
Change in second quarter of 2001	(143)	—	(143)

Ending at June 29, 2001	$(3,454)	$(1,138)	$(4,592)

     Comprehensive income for the three months ended June 28, 2002 and June 29, 2001 was as follows:

	June 28,	June 29,
	2002	2001

Net earnings	$17,615	$16,552
Other comprehensive gain (loss)	3,240	(143)

Comprehensive income	$20,855	$16,409

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 28, 2002 and for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2001	$(2,403)	$(2,301)	$(4,704)
Change in first half of 2002	2,287	—	2,287

Ending at June 28, 2002	$(116)	$(2,301)	$(2,417)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at June 29, 2001 and for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2000	$(885)	$(1,138)	$(2,023)
Change in first half of 2001	(2,569)	—	(2,569)

Ending at June 29, 2001	$(3,454)	$(1,138)	$(4,592)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Comprehensive income for the six months ended March 29, 2002 and March 30, 2001 was as follows:

	June 28,	June 29,
	2002	2001

Net earnings	$35,287	$32,236
Other comprehensive gain (loss)	2,287	(2,569)

Comprehensive income	$37,574	$29,667

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

     Net capital changes from day to day, but as of June 28, 2002, JEFCO’s and Helfant’s net capital was $199.6 million and $4.3 million, respectively, which exceeded minimum net capital requirements by $194.9 million and $4.1 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr

2002	$.05	$.05
2001	$.05	$.05

Off-Balance Sheet Risk

     In the normal course of business, the Company had letters of credit outstanding aggregating $41.5 million at June 28, 2002, to satisfy various collateral requirements in lieu of depositing cash or securities.

Segment Reporting

     The company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company’s business is predominantly in the United States with about 10% of revenues and 3% of assets attributable to international operations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Analysis of Financial Condition

     Total assets decreased $254.7 million from $5,344.7 million at December 31, 2001 to $5,090.0 million at June 28, 2002. The decrease in total assets mostly relates to a decrease of $585.5 million in receivable from brokers and dealers, partially offset by an increase of $243.9 million in investments. Total liabilities decreased $282.5 million from $4,779.1 million at December 31, 2001 to $4,496.6 million at June 28, 2002. The decrease in total liabilities mostly relates to a decrease of $699.0 million in payable to brokers and dealers, partially offset by the issuance of $325 million aggregate principal amount of unsecured 73/4% senior notes due March 15, 2012 and $71.0 million more in bank loans.

Revenues by Source

     The following provides a breakdown of total revenues by source for the three and six months ended June 28, 2002 and June 29, 2001.

	Three Months Ended

	June 28, 2002		June 29, 2001

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:
Equities	$76,257	38%	$83,889	39%
International	19,563	10	15,659	7
High Yield	9,826	5	17,897	8
Convertibles	7,573	4	6,718	3
Execution	8,262	4	385	0
Other proprietary trading	8,870	4	1,715	1

Total	130,351	65	126,263	58
Corporate finance	41,650	21	44,077	20
Interest	24,447	12	38,332	18
Asset management	2,724	1	5,811	3
Other	1,705	1	1,414	1

Total revenues	$200,877	100%	$215,897	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Six Months Ended

	June 28, 2002		June 29, 2001

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:
Equities	$159,420	40%	$184,438	43%
International	36,548	9	35,099	8
High Yield	20,089	5	34,079	8
Convertibles	15,036	4	17,104	4
Execution	17,088	4	867	0
Other proprietary trading	13,410	4	2,050	1

Total	261,591	66	273,637	64
Corporate finance	79,318	20	61,089	14
Interest	46,076	12	78,276	18
Asset management	6,211	1	10,540	3
Other	3,023	1	2,063	1

Total revenues	$396,219	100%	$425,605	100%

Second Quarter 2002 Versus Second Quarter 2001

     Revenues, net of interest expense, were $178.1 million, compared to $181.4 million for the second quarter of 2001. The slight decrease was due primarily to a $3.1 million, or 53%, decrease in asset management, a $2.4 million, or 6%, decrease in corporate finance, and a $2.2 million, or 56%, decrease in net interest income (interest revenues less interest expense), partially offset by a $4.1 million, or 3%, increase in trading revenues (commissions and principal transactions). Trading revenues increased mostly due to the Helfant execution business, which was acquired on September 28, 2001 and the other proprietary trading activities of stock loan and Bonds Direct, partially offset by High Yield and Equities. Corporate finance revenues decreased due mostly to a reduction in fees from debt offerings, partially offset by an increase in advisory fees. The reduction in fees from debt offerings was primarily in the Consumer Business and Energy industries, while the rise in advisory fees was mostly in the Telecommunications and Gaming industries. Net interest income was down largely due to a decreased spread on the securities borrowed and loaned matched book business. Asset management revenues decreased due to a reduction in performance fees from the High Yield Funds.

     Total non-interest expenses decreased slightly to $147.5 million, compared to $152.9 million for the second quarter of 2001. Compensation and benefits decreased $9.5 million, or 9%, mostly due to a decrease in the equity trading payout. Floor brokerage and clearing fees increased $2.3 million, or 20%, due to increased volume of business executed on the various exchanges, including additional volume related to Helfant. Communications increased $1.8 million, or 14%, mostly due to the addition of Helfant. Occupancy and equipment rental, travel and promotional and other expense all remained relatively unchanged as compared to the prior year’s quarter.

     Earnings before income taxes and extraordinary item were up 7% to $30.7 million, compared to $28.6 million for the same prior year period. The effective tax rate was approximately 41% for the second quarter of 2002 compared to 42% for the second quarter of 2001. Earnings before extraordinary item were up $1.5 million, or 9%, to $18.1 million, compared to $16.6 million for the same prior year period. The extraordinary item relates to a $480,000 after tax loss on the early extinguishment of $50 million face value of 8?% senior notes due 2004. Net earnings were up $1.1 million, or 6%, to $17.6 million, compared to $16.6 million for the same prior year period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Basic earnings per share before extraordinary item were $0.73 for the second quarter of 2002 on 24,626,000 shares compared to $0.68 in the 2001 period on 24,206,000 shares. Diluted earnings per share before extraordinary item were $0.66 for the second quarter of 2002 on 27,436,000 shares compared to $0.65 in the comparable 2001 period on 25,564,000 shares.

     Basic net earnings per share were $0.72 for the second quarter of 2002 on 24,626,000 shares compared to $0.68 in the 2001 period on 24,206,000 shares. Diluted net earnings per share were $0.64 for the second quarter of 2002 on 27,436,000 shares compared to $0.65 in the comparable 2001 period on 25,564,000 shares.

First Half 2002 Versus First Half 2001

     Revenues, net of interest expense, were $355.9 million, compared to $358.3 million for the first half of 2001. The slight decrease was due primarily to a $12.0 million, or 4%, decrease in trading revenues (commissions and principal transactions), a $5.3 million, or 48%, decrease in net interest income (interest revenues less interest expense) and a $4.3 million, or 41%, decrease in asset management, partially offset by, a $18.2 million, or 30%, increase in corporate finance and a $960,000 increase in other income. Trading revenues decreased mostly due to High Yield and Equities, partially offset by increase from the Helfant execution business, which was acquired on September 28, 2001 and the other proprietary trading activities of stock loan, firm investment and Bonds Direct. Corporate finance revenues increased due mostly to a rise in advisory fees. The rise in advisory fees was primarily in the Telecommunications and Gaming industries. Net interest income was down largely due to a decreased spread on the securities borrowed and loaned matched book business. Asset management revenues decreased due to a reduction in performance fees from the High Yield Funds. Other income increased mostly due to higher correspondent revenue.

     Total non-interest expenses decreased slightly to $295.2 million, compared to $302.6 million for the first half of 2001. Compensation and benefits decreased $12.4 million, or 6%, mostly due to a decrease in the equity trading payout. Floor brokerage and clearing fees increased $5.5 million, or 25%, due to increased volume of business executed on the various exchanges, including additional volume related to Helfant. Other expense decreased $3.6 million or 24%, largely due to lower legal and general consulting expenses. Communications increased $1.8 million, or 8%, mostly due to the addition of Helfant. Occupancy and equipment rental increased $679,000, or 6%, mostly due to office expansion. Travel and promotional increased $678,000, or 6%, largely due to increased advertising and promotion.

     Earnings before income taxes and extraordinary item were up 9% to $60.6 million, compared to $55.7 million for the same prior year period. The effective tax rate was approximately 41% for the first half of 2002 compared to 42% for the first half of 2001. Earnings before extraordinary item were up $3.5 million, or 11%, to $35.8 million, compared to $32.2 million for the same prior year period. The extraordinary item relates to a $480,000 after tax loss on the early extinguishment of $50 million face value of 8?% senior notes due 2004. Net earnings were up $3.1 million, or 9%, to $35.3 million, compared to $32.2 million for the same prior year period.

     Basic earnings per share before extraordinary item were $1.45 for the first half of 2002 on 24,695,000 shares compared to $1.34 in the 2001 period on 24,124,000 shares. Diluted earnings per share before extraordinary item were $1.31 for the first half of 2002 on 27,407,000 shares compared to $1.27 in the comparable 2001 period on 25,321,000 shares.

     Basic net earnings per share were $1.43 for the first half of 2002 on 24,695,000 shares compared to $1.34 in the 2001 period on 24,124,000 shares. Diluted net earnings per share were $1.29 for the first half of 2002 on 27,407,000 shares compared to $1.27 in the comparable 2001 period on 25,321,000 shares.

Liquidity and Capital Resources

     The Company’s liquidity and capital resources is largely unchanged since December 31, 2001, except for the issuance of $325 million aggregate principal amount of 73/4% senior notes due March 15, 2012 and the retirement of $50 million aggregate principal amount of 8?% senior notes due 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     During the six months ended June 28, 2002, the Company purchased 882,400 shares of treasury stock for $37.1 million, at prices ranging from $40.58 to $48.55 per share versus 237,000 shares of treasury stock for $6.7 million, at prices ranging from $26.21 to $31.00 per share for the comparable 2001 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s market risk is largely unchanged from December 31, 2001, except for the issuance of $325 million aggregate principal amount of 7 3/4% senior notes due March 15, 2012, the related interest rate swaps to convert $200 million aggregate principal amount of the notes into floating rates based upon LIBOR and the retirement of $50 million aggregate principal amount of 8 7/8% senior notes due 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of the Company’s shareholders was held on May 23, 2002. At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

	For	Withheld	Non-vote

Election of Directors
W. Patrick Campbell	13,423,920	91,729	0
Richard G. Dooley	13,423,052	92,597	0
Richard B. Handler	12,005,085	1,510,564	0
Sheldon B. Lubar	13,423,052	92,597	0
Frank J. Macchiarola	13,422,261	93,388	0
John C. Shaw, Jr.	12,006,976	1,508,673	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(3.1)	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 30, 1999.

(3.2)	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10 filed on April 20, 1999.

(99.1)*	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Reports on 8-K

      None.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.

(Registrant)

Date:	August 12, 2002	By:	/s/ Joseph A. Schenk

Joseph A. Schenk Chief Financial Officer