Form 10-Q
period 2002-09-27
JEFFERIES GROUP INC /DE/
filed 2002-11-08
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

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

           Yes   [X]     No   [   ]

As of September 27, 2002, the registrant had 26,895,098 shares of common stock, $.0001 par value, outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 27, 2002

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	September 27,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and cash equivalents	$147,911	$188,106
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	254,114	154,989
Securities borrowed	4,735,678	3,886,918
Receivable from brokers, dealers and clearing organizations	99,061	177,708
Receivable from customers, officers and directors	118,151	136,605
Securities owned	411,680	285,372
Securities pledged to creditors	43,810	100,262
Investments	373,605	168,863
Premises and equipment	47,896	48,436
Other assets	222,088	197,478

	$6,453,994	$5,344,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$—	$50,000
Securities loaned	4,526,918	3,838,999
Payable to brokers, dealers and clearing organizations	59,201	46,843
Payable to customers	371,308	313,207
Securities sold, not yet purchased	208,543	150,146
Accrued expenses and other liabilities	230,158	226,089

	5,396,128	4,625,284
Long-term convertible debt	3,101	2,817
Long-term debt	445,954	150,980

	5,845,183	4,779,081

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 29,157,441 shares in 2002 and 27,896,622 shares in 2001	3	3
Additional paid-in capital	204,515	159,018
Retained earnings	482,247	439,195
Less:
Treasury stock, at cost, 2,262,343 shares in 2002 and 1,060,788 shares in 2001	(75,897)	(27,856)
Accumulated other comprehensive loss:
Currency translation adjustments	244	(2,403)
Additional minimum pension liability	(2,301)	(2,301)

Total accumulated other comprehensive loss	(2,057)	(4,704)

Total stockholders’ equity	608,811	565,656

	$6,453,994	$5,344,737

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2002	2001	2002	2001

Revenues:
Commissions	$72,183	$51,081	$199,819	$165,488
Principal transactions	48,260	54,449	182,215	213,679
Investment banking	29,451	22,468	108,769	83,557
Interest	25,091	31,259	71,167	109,535
Asset management	2,390	4,652	8,601	15,192
Other	1,776	1,735	4,799	3,798

Total revenues	179,151	165,644	575,370	591,249
Interest expense	20,242	28,565	60,588	95,821

Revenues, net of interest expense	158,909	137,079	514,782	495,428

Non-interest expenses:
Compensation and benefits	91,878	79,877	298,160	298,605
Floor brokerage and clearing fees	14,542	10,865	42,132	32,953
Technology and communications	13,446	9,595	38,839	33,163
Occupancy and equipment rental	6,711	5,346	19,017	16,973
Business development	5,445	5,656	17,435	16,968
Other	7,573	7,351	19,249	22,672

Total non-interest expenses	139,595	118,690	434,832	421,334

Earnings before income taxes and extraordinary item	19,314	18,389	79,950	74,094
Income taxes	7,532	7,757	32,401	31,226

Earnings before extraordinary item	11,782	10,632	47,549	42,868
Extraordinary item — loss on early extinguishment of debt, net of tax	—	—	(480)	—

Net earnings	$11,782	$10,632	$47,069	$42,868

Earnings per share:
Basic:
Earnings before extraordinary item	$0.48	$0.43	$1.93	$1.76
Early extinguishment of debt	—	—	(0.02)	—

Net earnings	$0.48	$0.43	$1.91	$1.76

Diluted:
Earnings before extraordinary item	$0.43	$0.40	$1.73	$1.67
Early extinguishment of debt	—	—	(0.02)	—

Net earnings	$0.43	$0.40	$1.71	$1.67

Weighted average shares:
Basic	24,645	24,938	24,678	24,397
Diluted	27,618	26,593	27,479	25,746

Fixed charge coverage ratio	3.5X	5.3X	4.7X	6.8X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders'
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2001	$3	$159,018	$439,195	$(27,856)	$(4,704)	$565,656
Exercise of stock options, including tax benefits (76,580 shares)	—	2,219	—	—	—	2,219
Purchase of treasury stock (1,082,644 shares)	—	—	—	(44,714)	—	(44,714)
Issuance of ESPP / SSPP shares (163,146 shares)	—	5,279	—	—	—	5,279
Issuance of common shares (7,500 shares)	—	370	—	—	—	370
Issuance of restricted stock (894,682 shares), net of forfeitures, and additional vesting of restricted stock shares, including tax benefits	—	34,497	—	(3,327)	—	31,170
Employee stock ownership plan amortization and stock purchases, net	—	3,132	—	—	—	3,132
Quarterly dividends ($.05 per share per quarter)	—	—	(4,017)	—	—	(4,017)
Comprehensive income:
Net earnings	—	—	47,069	—	—	47,069
Other comprehensive gain, net of tax:
Translation adjustment	—	—	—	—	2,647	2,647

Comprehensive income	—	—	—	—	—	49,716

Balance, September 27, 2002	$3	$204,515	$482,247	$(75,897)	$(2,057)	$608,811

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	Sept. 27,	Sept. 28,
	2002	2001

Cash flows from operating activities:
Net earnings	$47,069	$42,868

Adjustments to reconcile net earnings to net cash
Provided by (used in) operations:
Depreciation and amortization	15,165	12,612
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	(99,125)	35,433
(Increase) decrease in receivables:
Securities borrowed	(848,760)	(308,740)
Brokers, dealers and clearing organizations	78,647	67,334
Customers, officers and directors	18,454	91,157
Increase in securities owned	(126,308)	(73,593)
Decrease in securities pledged to creditors	56,452	39,587
Increase in investments	(204,742)	(30,732)
(Increase) decrease in other assets	4,586	(44,932)
Increase (decrease) in operating payables:
Securities loaned	687,919	390,307
Brokers, dealers and clearing organizations	12,358	69,030
Customers	58,101	(166,597)
Increase (decrease) in securities sold, not yet purchased	58,397	(51,065)
Increase (decrease) in accrued expenses and other liabilities	4,069	(32,747)

Total adjustments	(284,787)	(2,946)

Net cash provided by (used in) operating activities	(237,718)	39,922

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	Sept. 27,	Sept. 28,
	2002	2001

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	(50,000)	51,000
8 7/8% Senior Notes	(49,861)	—
7 3/4% Senior Notes	315,315	—
Subordinated loans on consolidated subsidiary	—	1,300
Repurchase of treasury stock	(44,714)	(9,390)
Dividends paid	(4,017)	(3,838)
Exercise of stock options	2,219	1,826
Issuance of ESPP / SSPP shares	5,279	5,903
Issuance of common shares	370	—
Issuance of restricted stock	31,170	38,667

Net cash provided by financing activities	205,761	85,468

Cash flows from investing activities:
Lawrence Helfant, Inc. acquisition (net of cash received)	—	(12,404)
Purchase of premises and equipment	(11,170)	(13,652)

Net cash flows used in investing activities	(11,170)	(26,056)

Effect of foreign currency translation on cash	2,932	(49)

Net increase (decrease) in cash and cash equivalents	(40,195)	99,285
Cash and cash equivalents — beginning of period	188,106	24,996

Cash and cash equivalents — end of period	$147,911	$124,281

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61,544	$103,675

Income taxes	39,460	$31,085

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. (“Group”) and all its subsidiaries (collectively, “the Company”), including Jefferies & Company, Inc. (“JEFCO”). The accounts of Helfant Group, Inc. (“Helfant”) are consolidated because of the nature and extent of Group’s ownership interest in Helfant. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield, as well as investment banking activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform with the current presentation. Operating results for the interim periods ended September 27, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 27, 2002 (in thousands of dollars):

		Securities
		Sold,
	Securities	Not Yet
	Owned	Purchased

Corporate equity securities	$23,878	$71,107
High-yield securities	171,487	2,173
Corporate debt securities	204,122	94,219
U.S. Government and agency obligations	10,723	39,011
Options	1,470	2,033

	$411,680	$208,543

     The following is a summary of the market value of major categories of securities pledged to creditors as of September 27, 2002 (in thousands of dollars):

Corporate equity securities	$14,665
High-yield securities	9,055
Corporate debt securities	20,090

$43,810

Investments

     Investments consist of the following as of September 27, 2002 (in thousands of dollars):

Short-term bond funds	$218,928
Debt and equity investments	7,653
Partnership interests	47,335
Equity and debt interests in affiliates	99,689

$373,605

     Included in equity and debt interests in affiliates as of September 27, 2002 is $60.7 million, relating to the Company’s interest in the three high yield funds that the Company manages.

Long-Term Convertible Debt and Long-Term Debt

     The following summarizes long-term convertible debt and long-term debt outstanding as of September 27, 2002 (in thousands of dollars):

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$3,101

Long-Term Debt
7 1/2% Senior Notes, due 2007, less unamortized discount of $137	$99,863
7 3/4% Senior Notes, due 2012, less unamortized discount of $7,293	344,791
10% Subordinated Loans, due 2003	1,000
10% Subordinated Loans, due 2004	300

$445,954

     In March 2002, the Company issued $325 million aggregate principal amount of unsecured 7 3/4% senior notes due 2012, with a yield of 8.09%.

     In May 2002, the Company retired $50 million aggregate principal amount of 8 7/8% senior notes due 2004. This resulted in an extraordinary after tax loss of $480,000.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.99%. The fair value of the mark to market of the swaps was positive $27.1 million as of September 27, 2002, which was recorded as an increase in the book value of the debt and an increase in other assets.

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 27, 2002 (in thousands of dollars):

Cash in banks	$116,438
Short term investments	31,473

$147,911

Goodwill

     Goodwill represents the excess of cost over net assets acquired and is included in other assets. Goodwill is no longer amortized, but will be tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The following is a summary of goodwill as of September 27, 2002 and the impact of goodwill amortization on earnings for the three-month and nine-month periods ended September 27, 2002 and September 28, 2001 (in thousands of dollars):

			Excess of
	Excess of		Purchase
	Purchase		Price Over
	Price Over		Net Assets
	Net Assets	Accumulated	Acquired	Acquisition
Acquisition	Acquired	Amortization	Remaining	Date

The Europe Company	$12,953	$1,830	$11,123	Aug. 2000
Lawrence Helfant, Inc.	24,510	—	24,510	Sept. 2001
Bonds Direct Securities LLC	300	—	300	June 2002

	$37,763	$1,830	$35,933

	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2002	2001	2002	2001

Reported earnings before extraordinary item	$11,782	$10,632	$47,549	$42,868
Add back goodwill amortization	—	328	—	977

Adjusted earnings before extraordinary item	11,782	10,960	47,549	43,845
Extraordinary item — loss on early extinguishment of debt, net of tax	—	—	(480)	—

Adjusted net earnings	$11,782	$10,960	$47,069	$43,845

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 27, 2002 and September 28, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2002	2001	2002	2001

Earnings before extraordinary item	$11,782	$10,632	$47,549	$42,868
Extraordinary item — loss on early extinguishment of debt, net of tax	—	—	(480)	—

Net earnings	$11,782	$10,632	$47,069	$42,868

Shares for basic and diluted calculations:
Average shares used in basic computation	24,645	24,938	24,678	24,397
Stock options	777	591	852	510
Restricted stock	2,196	1,064	1,949	839

Average shares used in diluted computation	27,618	26,593	27,479	25,746

Earnings per share:
Basic:
Earnings before extraordinary item	$0.48	$0.43	$1.93	$1.76
Early extinguishment of debt	—	—	(0.02)	—

Net earnings	$0.48	$0.43	$1.91	$1.76

Diluted:
Earnings before extraordinary item	$0.43	$0.40	$1.73	$1.67
Early extinguishment of debt	—	—	(0.02)	—

Net earnings	$0.43	$0.40	$1.71	$1.67

Asset Management

     The following summarizes revenues from asset management for the three-month and nine-month periods ended September 27, 2002 and September 28, 2001 (in thousands of dollars):

	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2002	2001	2002	2001

High Yield (HY)
Performance based	$798	$3,175	$3,833	$11,050
Asset based	783	733	2,398	1,770
Non-HY Employee Funds	84	83	255	248
International	725	661	2,115	2,124

Total	$2,390	$4,652	$8,601	$15,192

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Other Comprehensive Gain (Loss)

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at September 27, 2002 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at June 28, 2002	$(116)	$(2,301)	$(2,417)
Change in third quarter of 2002	360	—	360

Ending at September 27, 2002	$244	$(2,301)	$(2,057)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 28, 2001 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at June 29, 2001	$(3,454)	$(1,138)	$(4,592)
Change in third quarter of 2001	2,608	—	2,608

Ending at September 28, 2001	$(846)	$(1,138)	$(1,984)

     Comprehensive income for the three-months ended September 27, 2002 and September 28, 2001 was as follows (in thousands of dollars):

	September 27,	September 28,
	2002	2001

Net earnings	$11,782	$10,632
Other comprehensive gain	360	2,608

Comprehensive income	$12,142	$13,240

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at September 27, 2002 and for the nine-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2001	$(2,403)	$(2,301)	$(4,704)
Change in 2002 year to date	2,647	—	2,647

Ending at September 27, 2002	$244	$(2,301)	$(2,057)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 28, 2001 and for the nine-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2000	$(885)	$(1,138)	$(2,023)
Change in 2001 year to date	39	—	39

Ending at September 28, 2001	$(846)	$(1,138)	$(1,984)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Comprehensive income for the nine-months ended September 27, 2002 and September 28, 2001 was as follows (in thousands of dollars):

	September 27,	September 28,
	2002	2001

Net earnings	$47,069	$42,868
Other comprehensive gain	2,647	39

Comprehensive income	$49,716	$42,907

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

     Net capital changes from day to day, but as of September 27, 2002, JEFCO’s and Helfant’s net capital was $209.7 million and $5.5 million, respectively, which exceeded minimum net capital requirements by $204.2 million and $5.2 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr	3rd Qtr

2002	$.05	$.05	$.05
2001	$.05	$.05	$.05

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

     The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. The index futures positions are taken as a hedge against securities positions.

     In the normal course of business, the Company had letters of credit outstanding aggregating $40.4 million at September 27, 2002, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

Concentration of Credit Risk

     As a securities firm, the Company’s activities are executed primarily with and on behalf of other financial institutions, including brokers and dealers, banks and other institutional customers. Concentrations of credit risk can be affected by changes in economic, industry or geographical factors. The Company seeks to control its credit risk and the potential risk concentration through a variety of reporting and control procedures, including those described in the preceding discussion of credit risk.

Segment Reporting

     The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company’s business is predominantly in the United States with about 10% of revenues and 2% of assets attributable to international operations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

     There are included or incorporated by reference in this report statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements about the Company’s future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “intends,” “will,” “plans,” “expects,” “anticipates,” “estimates,” “believes,” or similar expressions, whether in the negative or affirmative. These forward-looking statements represent only the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report, particularly under the heading “Factors Affecting the Company’s Business” and in documents incorporated by reference in this report. The Company does not assume any obligation to update any forward-looking statement it makes.

Analysis of Financial Condition

     Total assets increased $1,109.3 million from $5,344.7 million at December 31, 2001 to $6,454.0 million at September 27, 2002. The increase in total assets mostly relates to net increases of $848.8 million in securities borrowed and $204.7 million in investments. Total liabilities increased $1,066.1 million from $4,779.1 million at December 31, 2001 to $5,845.2 million at September 27, 2002. The increase in total liabilities mostly relates to net increases of $687.9 million in securities loaned and the issuance of $325.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012. During this period, the Company also retired $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004 and paid off $50.0 million in bank loans.

Revenues by Source

     The following provides a breakdown of total revenues by source for the three and nine months ended September 27, 2002 and September 28, 2001.

	Three Months Ended

	September 27, 2002		September 28, 2001

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

	(Dollars in thousands)
Commissions and principal transactions:
Equities	$81,613	45%	$65,918	40%
International	21,602	12	13,093	8
High Yield	6,502	4	17,035	10
Convertibles	6,823	4	8,153	5
Execution	6,380	4	349	0
Other proprietary trading	(2,477)	(1)	982	1

Total	120,443	68	105,530	64
Investment banking	29,451	16	22,468	13
Interest	25,091	14	31,259	19
Asset management	2,390	1	4,652	3
Other	1,776	1	1,735	1

Total revenues	$179,151	100%	$165,644	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Nine Months Ended

	September 27, 2002		September 28, 2001

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

	(Dollars in thousands)
Commissions and principal transactions:
Equities	$241,033	42%	$250,356	42%
International	58,150	10	48,192	8
High Yield	26,591	5	51,114	9
Convertibles	21,859	4	25,257	4
Execution	23,468	4	1,216	0
Other proprietary trading	10,933	2	3,032	1

Total	382,034	67	379,167	64
Investment banking	108,769	19	83,557	14
Interest	71,167	12	109,535	18
Asset management	8,601	1	15,192	3
Other	4,799	1	3,798	1

Total revenues	$575,370	100%	$591,249	100%

Third Quarter 2002 Versus Third Quarter 2001

     Revenues, net of interest expense, were up $21.8 million, or 16%, to $158.9 million, compared to $137.1 million for the third quarter of 2001. The increase was due primarily to a $14.9 million, or 14%, increase in trading revenues (commissions and principal transactions), a $7.0 million, or 31%, increase in investment banking, and a $2.2 million, or 80%, increase in net interest income (interest revenues less interest expense), partially offset by a $2.3 million, or 49%, decrease in asset management. Trading revenues increased mostly due to Equities, International and the Helfant execution business, which was acquired on September 28, 2001, partially offset by decreases in High Yield and other proprietary trading, mostly from investment losses. Investment banking revenues increased due mostly to an increase in advisory fees. The Company’s advisory and restructuring business was strong as it worked on 41 different assignments during the quarter. The Company was also the lead manager in three debt financings. As far as industry groups are concerned, the Aerospace/Defense and Consumer were both strong revenue contributors. Net interest income was up largely due to an increase in interest from securities owned and investments, partially offset by increased interest expense on long term debt. Asset management revenues decreased primarily as a result of the slowdown in the high yield market and the related decrease in performance fees for funds under management. While the performance of the high yield funds beat related benchmarks, the returns were behind historical levels, as the environment remained challenging.

     Total non-interest expenses were up $20.9 million, or 18%, to $139.6 million, compared to $118.7 million for the third quarter of 2001. Compensation and benefits increased $12.0 million, or 15%, in line with the increase in revenues. The Company was able to maintain its compensation/net revenues ratio at approximately 58%. This was possible even with increased headcount, due to the variable nature of the Company’s compensation plans and a reduction in the management bonuses and a voluntary reduction in executive officer bonuses payable under the plan previously approved by the Compensation Committee of the Board of Directors. Floor brokerage and clearing fees increased $3.7 million, or 34%, primarily due to additional volume related to Helfant and increased International volume, which generated more conversion fees related to American Depositary Receipts. Technology and communications increased $3.9 million, or 40%, mostly due to negotiated refunds from vendors in the 2001 period and the addition of Helfant. Occupancy and equipment rental increased $1.4 million, or 26%, mostly due to office expansion. Business development and other expense remained relatively unchanged as compared to the prior year’s quarter.

     Earnings before income taxes were up 5% to $19.3 million, compared to $18.4 million for the same prior year period. The effective tax rate was approximately 39% for the third quarter of 2002 compared to 42% for the third quarter of 2001. The mix of business (geographically and by product) favorably impacted the effective tax rate for 2002. Net earnings were up $1.2 million, or 11%, to $11.8 million, compared to $10.6 million for the same prior year period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Basic net earnings per share were $0.48 for the third quarter of 2002 on 24,645,000 shares compared to $0.43 in the 2001 period on 24,938,000 shares. Diluted net earnings per share were $0.43 for the third quarter of 2002 on 27,618,000 shares compared to $0.40 in the comparable 2001 period on 26,593,000 shares.

First Nine Months 2002 Versus First Nine Months 2001

     Revenues, net of interest expense, were $514.8 million, compared to $495.4 million for the first nine months of 2001. The slight increase was due primarily to a $25.2 million, or 30%, increase in investment banking, a $2.9 million, or 1%, increase in trading revenues (commissions and principal transactions), and a $1.0 million increase in other income, partially offset by a $6.6 million, or 43%, decrease in asset management, and a $3.1 million, or 23%, decrease in net interest income (interest revenues less interest expense). Trading revenues increased mostly due to the Helfant execution business, which was acquired on September 28, 2001, International, and other proprietary trading, which includes the activities of Bonds Direct, largely offset by decreases in High Yield and Equities. Investment banking revenues increased due mostly to a rise in advisory fees. As far as industry groups are concerned, the Aerospace/Defense, Gaming and Consumer industries were all strong revenue contributors. Net interest income was down largely due to increased interest expense on long term debt and a decreased spread on the securities borrowed and loaned matched book business, partially offset by increased interest income from securities owned and investments. Asset management revenues decreased primarily as a result of the slowdown in the high yield market and the related decrease in performance fees for funds under management. While the performance of the high yield funds beat related benchmarks, the returns were behind historical levels, as the environment remained challenging.

     Total non-interest expenses increased slightly to $434.8 million, compared to $421.3 million for the first nine months of 2001. Compensation and benefits remained relatively unchanged from the prior year’s period. The Company was able to reduce its compensation/net revenues ratio to approximately 58%. This was possible even with increased headcount, due to the variable nature of the Company’s compensation plans and a reduction in the management bonuses and a voluntary reduction in executive officer bonuses payable under the plan previously approved by the Compensation Committee of the Board of Directors. Floor brokerage and clearing fees increased $9.2 million, or 28%, primarily due to additional volume related to Helfant. Technology and communications increased $5.7 million, or 17%, mostly due to the addition of Helfant and negotiated refunds in the 2001 period. Occupancy and equipment rental increased $2.0 million or 12%, mostly due to office expansion. Business development increased $467,000, or 3%, largely due to increased advertising and promotion. Other expense decreased $3.4 million or 15%, largely due to lower investment banking deal related legal expenses, partially offset by higher litigation related legal expenses.

     Earnings before income taxes and extraordinary item were up 8% to $80.0 million, compared to $74.1 million for the same prior year period. The effective tax rate was approximately 41% for the first nine months of 2002 compared to 42% for the first nine months of 2001. Earnings before extraordinary item were up $4.7 million, or 11%, to $47.5 million, compared to $42.9 million for the same prior year period. The extraordinary item relates to a $480,000 after tax loss on the early extinguishment of $50.0 million face value of 8?% senior notes due 2004. Net earnings were up $4.2 million, or 10%, to $47.1 million, compared to $42.9 million for the same prior year period.

     Basic earnings per share before extraordinary item were $1.93 for the first nine months of 2002 on 24,678,000 shares compared to $1.76 in the 2001 period on 24,397,000 shares. Diluted earnings per share before extraordinary item were $1.73 for the first nine months of 2002 on 27,479,000 shares compared to $1.67 in the comparable 2001 period on 25,746,000 shares.

     Basic net earnings per share were $1.91 for the first nine months of 2002 on 24,678,000 shares compared to $1.76 in the 2001 period on 24,397,000 shares. Diluted net earnings per share were $1.71 for the first nine months of 2002 on 27,479,000 shares compared to $1.67 in the comparable 2001 period on 25,746,000 shares.

Liquidity and Capital Resources

     A substantial portion of the Company’s assets is liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in the Company’s trading accounts are readily marketable and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which can be settled or closed out within a few days. Receivables from customers, officers and directors include margin balances and amounts due on uncompleted transactions. Most of the Company’s receivables are secured by marketable securities.

     The Company’s assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. The Company has arrangements with banks for unsecured financing of $205 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has $40.4 million in letters of credit outstanding, which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     JEFCO and Helfant Group, which was formed in January 2002 by the merger of Helfant into W & D, are subject to the net capital requirements of the Securities and Exchange Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. JEFCO, Helfant and W & D have consistently operated in excess of the minimum requirements. As of September 27, 2002, JEFCO’s and Helfant Group’s net capital was $209.7 million and $5.5 million, respectively, which exceeded minimum net capital requirements by $204.2 million and $5.2 million, respectively.

     The Company’s liquidity and capital resources is largely unchanged since December 31, 2001, except for the issuance of $325.0 million aggregate principal amount of 7 3/4% senior notes due March 15, 2012 and the retirement of $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004.

     During the nine months ended September 27, 2002, the Company purchased 1,082,644 shares of stock for $44.7 million, at prices ranging from $34.27 to $48.55 per share.

     On October 24, 2002, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 1,500,000 shares of the Company’s common stock.

     As of September 27, 2002, the Company had outstanding guarantees of $35.6 million primarily relating to undrawn bank credit obligations of two affiliated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks, which provide clearing and credit services to JIL. In addition, as of September 27, 2002, the Company had commitments to invest up to $13.1 million in various investments.

Critical Accounting Policies

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results will inevitably differ from estimates. Such differences could be material to the financial statements.

     The Company believes its application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     Management believes its critical accounting policies (ones that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are its valuation methodologies applied to investments and to securities positions.

     Investments are stated at estimated fair value as determined in good faith by management. Generally, the Company

JEFFERIES GROUP, INC. AND SUBSIDIARIES

initially values these investments at cost and requires that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

     Furthermore, judgment is used to value certain securities (e.g., private securities, 144A securities, less liquid securities), if quoted market prices are not available. These valuations are made with consideration for various assumptions, including time value, yield curve, volatility factors, liquidity, market prices on comparable securities and other factors. The subjectivity involved in this process makes these valuations inherently less reliable than quoted market prices. The Company believes that its comprehensive risk management policies and procedures serve to monitor the appropriateness of the assumptions used. The use of different assumptions, however, could produce materially different estimates of fair value.

Factors Affecting the Company’s Business

     In addition to the factors mentioned in the rest of this report, the Company is also affected by changes in general economic and business conditions, acts of war, terrorism and natural disasters.

Changing Conditions in Financial Markets and the Economy Could Result in Decreased Revenues.

     As an investment banking and securities firm, changes in the financial markets or economic conditions, in the United States and elsewhere in the world, could adversely affect the Company in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues received from commissions and spreads; and

•	unfavorable financial or economic conditions would likely reduce the number and size of transactions in underwriting, financial advisory and other services. Investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which the Company participates and would therefore be adversely affected by a sustained market downturn.

Reduced Spreads in Securities Pricing and Levels of Trading Activities Could Harm Our Business.

     Since early 2001, bid, ask and sale prices for stocks traded on the national securities exchanges and in the Nasdaq Stock Market have been quoted in decimal or cent format, rather than in fractions of a dollar. Decimalization has narrowed the differences, or spreads, between bid and ask prices on equity securities and has also reduced price increments for those securities. Decimalization has reduced the revenue per transaction earned from the Company’s market-making and trading operations in which it acts as a principal.

Market-Making and Trading Activities Expose the Company to Risk of Loss.

     A significant amount of the Company’s revenues are derived from market-making and trading in which it acts as a principal. The Company may incur trading losses relating to the purchase, sale or short sale of securities for its own account. In any period, the Company may experience losses as a result of losses in its market-maker stocks due to reasons such as price declines, lack of trading volume, lack of volatility, and the required performance of its market-maker obligations. From time to time, the Company may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because the Company’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of the Company’s operating profits. The Company also operates proprietary trading desks separate from its trading and market-maker operations. The Company may incur trading losses as a result of these trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Increased Competition May Adversely Affect the Company’s Revenues and Profitability.

     All aspects of the Company’s business are intensely competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in the Company losing business formerly serviced by such employee or employees. Such competition can also raise the Company’s costs of hiring and retaining the key employees it needs to effectively execute its business plan.

The Company’s Business is Substantially Dependent on Key Personnel.

     The Company’s future success depends to a significant degree on the skills, experience and efforts of its Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer. The Company does not have key person insurance on or employment agreements with these individuals. The loss of the services of any of these individuals could compromise the Company’s ability to effectively operate its business. In addition, in the event that Richard B. Handler, Chief Executive Officer, was to cease to actively manage the three funds that invest alongside the Company’s high yield desk, investors in those funds would have the right to withdraw from the funds. In addition, if the number of accounts and transaction volume increase significantly over current volume, the Company could be compelled to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom the Company could hire. This could cause a backlog in the Company’s handling of corporate finance transactions or the processing of brokerage orders, all of which could harm the Company’s business, financial condition and operating results.

Extensive Regulation of the Company’s Business Limits its Activities and, if it Violates These Regulations, May Subject it to Significant Penalties.

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD, Inc. and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by state securities commissions and state attorney generals in those states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. The Commission, self-regulatory organizations, state securities commissions and state attorney generals may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the Company’s mode of operation and its profitability.

Legal Liability May Harm the Company’s Business.

     Many aspects of the Company’s business involve substantial risks of liability, and in the normal course of business, the Company has been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. Some of these risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities and other transactions, potential liability for the advice the Company provides to participants in corporate transactions and disputes over the terms and conditions of complex trading arrangements. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability against the Company could have a material financial effect or cause significant reputational harm to the Company, which in turn could seriously harm its business prospects.

Operational Risks May Disrupt the Company’s Business, Result in Regulatory Action Against it or Limit its Growth.

     The Company faces operational risks arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. The Company’s business is highly dependent on its ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions it processes have become increasingly complex. Consequently, the Company relies heavily on its financial,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

accounting and other data processing systems. Although the Company has established back-up disaster recovery plans, if any of these plans do not operate properly or are ineffective, the Company could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. The inability of the Company’s systems to accommodate an increasing volume of transactions could also constrain its ability to expand its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s market risk is largely unchanged from December 31, 2001, except for the issuance of $325.0 million aggregate principal amount of 7 3/4% senior notes due March 15, 2012, the related interest rate swaps to convert $200.0 million aggregate principal amount of the notes into floating rates based upon LIBOR and the retirement of $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004.

Item 4. Controls and Procedures

     Based on their evaluation, as of a date within 90 days of the filing of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

     Pursuant to deferral of compensation and dividend reinvestments under the Company’s Deferred Compensation Plan, on June 30, 2002, the Company granted approximately 128,175 deferred shares of common stock and options to purchase 42,305 shares of common stock to qualified employees of the Company, including certain officers. From inception of the Company’s Deferred Compensation Plan in 2001 through September 27, 2002, the Company has granted approximately 819,313 deferred shares of common stock and options to purchase 272,056 shares of common stock. The granting of the shares and options did not involve any public offerings and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

(b)   Reports on 8-K

On October 7, 2002, the Company filed a Form 8-K reporting Items 5 and 7 pertaining to Sheldon B. Lubar’s resignation as a director of the Company effective October 31, 2002.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date:	November 8, 2002	By:	/s/ Joseph A. Schenk

Joseph A. Schenk Chief Financial Officer

CERTIFICATIONS

I, Joseph A. Schenk, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Jefferies Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	By:	/s/ Joseph A. Schenk

Joseph A. Schenk Chief Financial Officer

JEFFERIES GROUP, INC. AND SUBSIDIARIES

I, Richard B. Handler, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Jefferies Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	By:	/s/ Richard B. Handler

Richard B. Handler Chief Executive Officer