Form 10-K
period 2002-12-31
JEFFERIES GROUP INC /DE/
filed 2003-03-28
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission File Number: 1-14947

JEFFERIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, 12th Floor	10022
New York, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $909,713,935 as of June 28, 2002.

      Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 27,406,458 shares as of the close of business March 24, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be held on May 5, 2003 is incorporated by reference into Part I and Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page 51.

JEFFERIES GROUP, INC.

2002 FORM 10-K ANNUAL REPORT

Exhibit Index located on page 51 of this report.

PART I

ITEM 1. BUSINESS.

      Jefferies Group, Inc. and its subsidiaries (the “Company”) operate as a full-service investment bank and institutional securities firm focused on the middle market. The Company offers financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies and provides trade execution in equity, high yield, convertible and international securities, as well as fundamental research and asset management capabilities, to institutional investors. The Company also offers correspondent clearing, prime brokerage, private client services and securities lending services. The Company maintains offices throughout the world, including New York, Atlanta, Boston, Chicago, Dallas, Hong Kong, London, Los Angeles, Paris, San Francisco, Tokyo, Washington, D.C., and Zurich.

      As of December 31, 2002, the Company had 1,357 employees. The Company’s executive offices are located at 520 Madison Avenue, New York, New York 10022. The telephone number is (212) 284-2550 and its Internet address is www.jefco.com.

      The Company makes available free of charge on its Internet website the following reports, including amendments, as soon as reasonably practicable after such materials are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended:

•	Annual report on Form 10-K;

•	Quarterly reports on Form 10-Q; and

•	Current reports on Form 8-K

Jefferies & Company, Inc.

      Jefferies & Company, Inc. (“Jefferies”) was founded in 1962 and is engaged in equity, convertible debt and high yield securities brokerage and trading and investment banking. Jefferies is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the “third market.” The term “third market” refers to transactions in listed equity securities effected away from national securities exchanges. Jefferies’ revenues are derived primarily from commission revenues and market making or trading as principal in equity, high yield, convertible securities, options, futures and international securities with or on behalf of institutional investors, with the balance generated by investment banking and other activities. Jefferies currently provides fundamental equity and/or high yield research to its customers in the areas of: Aerospace; Apparel & Textile; Biotechnology; Consumer; Energy; Financial Services; Food Products & Restaurants; Gaming & Leisure; Government IT; Healthcare; Home Building; Industrial; Knowledge Services; Printing, Packaging & Printing-Related Industries; Maritime/ Shipping; Media & Entertainment; Retail; Special Situations; Technology & Information; and Telecommunications.

Jefferies International Limited and Jefferies Pacific Limited

      Jefferies International Limited (“JIL”), a broker-dealer subsidiary, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to Jefferies and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts (“ADRs”). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

      Jefferies Pacific Limited (“JPL”), a broker subsidiary, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to Jefferies.

Helfant Group, Inc.

      On September 28, 2001, the Company acquired Lawrence Helfant Inc. (“Helfant”), which owned 100% of Lawrence Helfant LLC (“Helfant LLC”), a New York Stock Exchange (“NYSE”) member firm. On January 14, 2002, the Company merged W & D Securities, Inc. (“W & D”), another NYSE member firm in which the Company had an ownership interest, with Lawrence Helfant, Inc. and Helfant LLC to create Helfant Group, Inc. (“Helfant Group”).

Quarterdeck Investment Partners, LLC

      The Company acquired Quarterdeck Investment Partners, LLC (“Quarterdeck”) in the fourth quarter of 2002. Quarterdeck is an investment banking firm specializing in mergers and acquisitions in the global aerospace, defense, and federal information technology industries.

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

Commission Business

      A substantial portion of the Company’s revenues is derived from customer commissions on brokerage transactions in equity (primarily listed) and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. Jefferies is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of its execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, Jefferies executes transactions in high yield securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products. Recently, Jefferies started a Private Client Services group to focus on transactions with retail customers, including high net worth clients, which typically involve a greater risk of litigation than would normally be assumed in Jefferies’ traditional institutional activities.

      All of Jefferies’ institutional equity account executives are electronically interconnected through systems permitting simultaneous verbal and graphic communication of trading and order information by all participants. Jefferies believes that its execution capability is significantly enhanced by this system, which permits its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

Principal Transactions

      In the regular course of its business, Jefferies takes securities positions as a market maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Jefferies exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

      Jefferies monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and result in controlled interest costs incurred on funds provided to maintain such positions. Jefferies also attempts to minimize risk with respect to its principal transactions thereby reducing the need to hold securities inventory positions for even short periods of time.

      Equities. The Equities Division of Jefferies makes markets in over 2,000 over-the-counter equity securities and ADRs, and trades securities for its own account, as well as to facilitate customer transactions. As a result of the move to decimal trading in the Nasdaq Stock Market, which began for all stocks in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from the Company’s market making operations. To compensate for the narrowing of bid-ask spreads, the Company began charging commissions on certain Nasdaq trades. As more firms start charging commissions on Nasdaq trades, the Company believes clients will be more willing to pay these commissions, and the Company believes these commissions will begin to offset the decrease the Company has experienced in this revenue from the effects of decimal trading. During 2002, Jefferies acquired a group of traders who specialize in trading OTC Bulletin Board and pink sheet securities. These securities are typically more illiquid, have smaller capitalizations and may involve more risk than Nasdaq traded securities.

      High Yield. The High Yield Division of Jefferies principally trades non-investment grade public and private debt securities, as well as distressed securities and bank debt. The Division specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 2002, the aggregate long and short market value of these positions was $144.4 million and $2.9 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

      Three funds managed by Jefferies invest on a pari passu basis in all trading and investment activities (with limited exceptions) undertaken by the High Yield Division. Two of these funds, the Jefferies Partners Opportunity Funds, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, the “High Yield Funds”), is principally capitalized with equity investments from Jefferies employees. Jefferies’ senior management (including the Company’s chief executive officer, president and chief financial officer) and certain Jefferies employees have direct investments in all three funds on terms identical to other fund participants. Jefferies has a 16% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have an 8% interest. The High Yield Division and each of the funds share gains or losses on all trading and investment activities of the High Yield

Division on the basis of a pre-established sharing arrangement related to the amount of capital each has available for such transactions. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of available capital. As of December 31, 2002, the funds were being allocated an aggregate of 64% of such gains and losses. The funds also reimburse Jefferies for their share of allocable trading expenses. At year end 2002, the High Yield Division had $945 million of combined pari passu capital available from the funds (including unfunded commitments and availability under the fund revolving credit facility) and Jefferies to deploy and execute the Division’s investment and trading strategy. The High Yield Funds are actively managed by Richard Handler, the Company’s Chief Executive Officer. Investors in the funds would have the right to redeem their investment should Mr. Handler cease actively managing the High Yield Funds. See “Asset Management.”

      Convertible Securities. Jefferies trades domestic and international convertible securities and assists corporate and institutional clients in identifying attractive investments in these securities.

      Other Proprietary Trading. Jefferies trades investment grade corporate bonds, U.S. treasury securities, and U.S. government agency securities through its Bonds Direct Securities, LLC subsidiary, engages in structured trading within its securities loaned activities and has investments in partnerships and mutual funds as well as other relationships with independent management firms, which contribute to revenues from principal transactions.

Investment Banking

      Jefferies’ Investment Banking Division offers corporations (primarily middle-market growth companies) a full range of financial advisory services as well as debt, equity, and convertible financing services. Products include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act and other laws and court decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Jefferies’ underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the “Commission”).

      Jefferies intends to continue to pursue opportunities for its corporate customers, which may require it to finance and/or underwrite the issuance of securities. Under circumstances where Jefferies is required to act as an underwriter or to take a position in the securities of its customers, Jefferies may assume greater risk than would normally be assumed in its normal trading activity.

Interest

      Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/ securities loaned activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short-term bond funds. Jefferies also incurs interest expense on its long-term debt, bank loans and free credit balances in the accounts of customers. Jefferies has a fair value hedge using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR.

      Securities Borrowed/ Securities Loaned. In connection with both its trading and brokerage activities, Jefferies borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. Jefferies has an active securities borrowed and lending matched book business (“Matched Book”), in which Jefferies borrows securities from one party and lends them to another party. When Jefferies borrows securities, Jefferies provides cash to the lender as collateral, which is reflected in the Company’s financial statements as receivable from brokers and dealers. Jefferies earns interest revenues on this cash collateral. Similarly, when Jefferies lends securities to another party, that party provides cash to Jefferies as collateral, which is reflected in the Company’s financial statements as payable to brokers and dealers. Jefferies pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of Jefferies’ interest revenues and interest expenses results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. Jefferies monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

      Margin Lending. Customers’ transactions are executed on either a cash or margin basis. In a margin transaction, Jefferies extends credit to the customer, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit.

      In permitting a customer to purchase securities on margin, Jefferies is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer’s indebtedness and that the customer might otherwise be unable to repay the indebtedness.

      In addition to monitoring the creditworthiness of its customers, Jefferies also considers the trading liquidity and volatility of the securities it accepts as collateral for its margin loans. Trading liquidity and volatility may be dependent, in part, upon the market in which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Certain types of securities have historical trading patterns, which may assist Jefferies in making its evaluation. Historical trading patterns, however, may not be good indicators over relatively short time periods or in markets which are affected by unusual or unexpected developments. Jefferies considers all of these factors at the time it agrees to extend credit to customers and continues to review its extensions of credit on an ongoing basis.

      The majority of Jefferies’ margin loans are made to United States citizens or to corporations which are domiciled in the United States. Jefferies may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. Jefferies believes that should such foreign investors default upon their loans and should the collateral for those loans be insufficient to satisfy the investors’ obligations, it may be more difficult to collect such investors’ outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

      Although Jefferies attempts to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which Jefferies bases its decisions will be correct or that it is in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

Asset Management

      The Company receives asset management fees from its management of six funds domestically and twenty funds internationally. The domestic funds consist of three High Yield Funds and three employee funds (two funds of funds and a venture capital fund). Investors include institutional investors, employees of Jefferies and Jefferies itself.

      The three High Yield Funds, consisting of two Jefferies Partners Opportunity funds and an employee fund, invest on a pari passu basis in all trading and investment activities (with limited exceptions) undertaken by Jefferies’ High Yield Division. See “Principal Transactions — High Yield.” The funds have a revolving credit facility that is collateralized by their investments which is non-recourse to the Company. Jefferies receives a management fee from the Jefferies Partners Opportunity funds in an amount equal to 1% per annum of the market value of the funds’ investments and is entitled to a carried interest of 20% of all distributions once investors have received a certain threshold return. Jefferies Employees Opportunity Fund pays Jefferies a management fee of 3% per annum and there is no carried interest. Each of these funds is registered as a broker-dealer under the Securities Exchange Act of 1934 and a is a member of the National Association of Securities Dealers. The funds do not hold cash or securities for customers.

      The Company manages the investments of the other funds based on their particular investment strategies, and fund activities are not tied to any particular trading activities of the Company. The Company receives a management fee for its services from each of these funds.

      The Company intends to expand its asset management efforts by building the amount of assets under management, increasing its retail brokerage services and developing a new WRAP product for its clients.

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

Regulation

      The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions and state attorneys general in those states in which they do business.

      Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

      As registered broker-dealers, Jefferies and Helfant Group are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. Jefferies carries an excess policy that provides additional protection for securities of up to $4,500,000 per customer.

      Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission’s Uniform Net Capital Rule (the “Rule”), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are registered and are subject to the Rule.

      The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the “basic method”) or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the “alternative method”). Jefferies and Helfant Group use the alternative method of calculation.

      Compliance with applicable net capital rules could limit operations of Jefferies, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies or Helfant Group to the Company. As of December 31, 2002, Jefferies’ and Helfant Group’s net capital was $284.2 million and $7.0 million, respectively, which exceeded minimum net capital requirements by $276.2 million and $6.8 million, respectively. See note 14 of Notes to Consolidated Financial Statements.

Risk Management

      As an international investment bank and securities firm, risk is an inherent part of the Company’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor the risks involved in its trading, brokerage and investment banking activities on an international basis. The Company devotes significant resources to the measurement, management and analysis of risk, including investments in personnel, information technology infrastructure and systems. Since 1997, the Company has retained the services of Ernst & Young LLP (“E&Y”) to perform internal audit procedures on an outsource basis for the benefit of the Company’s management and Audit Committee. In this capacity, E&Y coordinates the scope and results of internal audit procedures with the Company’s management and Audit Committee. The Company’s independent auditors, KPMG LLP, consider the internal audit work performed by E&Y, among other things, in determining the scope of the annual audit of the Company’s consolidated financial statements.

ITEM 2. PROPERTIES.

      The Company maintains offices in New York, Atlanta, Boston, Chicago, Dallas, Hong Kong, Houston, Jersey City, London, Los Angeles, Nashville, New Orleans, Richmond, Paris, San Francisco, Short Hills, Stamford, Tokyo, Washington, D.C. and Zurich. In addition, the Company maintains back-up facilities with redundant technologies in Dallas. The Company leases all of its office space which management believes is adequate for its business. For information concerning leasehold improvements and rental expense, see notes 1, 5 and 11 of Notes to Consolidated Financial Statements.

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

      The Company’s Common Stock trades on the NYSE under the symbol JEF. The following table sets forth for the periods indicated the range of high and low prices per share for the Common Stock as reported by the NYSE.

	High	Low

2002
Fourth Quarter	$45.25	$33.14
Third Quarter	48.44	33.62
Second Quarter	51.00	40.01
First Quarter	52.10	40.01
2001
Fourth Quarter	$43.21	$31.00
Third Quarter	37.87	26.00
Second Quarter	34.86	26.15
First Quarter	33.90	24.60

      There were approximately 445 holders of record of the Company’s Common Stock at February 14, 2003.

      In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company’s present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

      Dividends per Common Share (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002	$.05	$.05	$.05	$.05
2001	$.05	$.05	$.05	$.05

      Information with respect to Securities Authorized for Issuance Under Equity Compensation Plans will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

      On September 30, 2002 and December 31, 2002, the Company credited to deferral accounts of certain officers and qualified employees of the Company and its subsidiaries an aggregate of approximately 242,864 deferred shares of common stock and options to purchase 79,899 shares of common stock pursuant to deferral of compensation and notional dividend reinvestments under the Company’s Deferred Compensation Plan. From inception of the Company’s Deferred Compensation Plan in 2001 through December 31, 2002, the Company has credited an aggregate of approximately 1,062,177 deferred shares of common stock and options to purchase 351,955 shares of common stock under the Company’s Deferred Compensation Plan. These deferrals generally do not constitute the sale of a security or a public offering, and, if any sale of a security were deemed to be involved, the transaction would be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      On December 17, 2002, the Company issued 150,000 shares of restricted common stock to Quarterdeck Investment Partners, Inc. as partial consideration for the acquisition of Quarterdeck Investment Partners, LLC. The securities were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA.

      The selected data presented below as of and for each of the years in the five-year period ended December 31, 2002, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, the Company’s independent auditors. The data should be read in connection with the consolidated financial statements including the related notes contained on pages 23 through 49. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Amounts)
Earnings Statement Data

Revenues:
Commissions	$268,984	$233,860	$221,471	$202,803	$190,870
Principal transactions	235,281	273,736	264,130	232,239	177,189
Investment banking	139,828	124,099	90,743	80,749	126,651
Interest	92,027	131,408	172,124	115,425	91,024
Asset management	12,026	17,687	9,560	1,973	926
Other	6,630	4,201	3,835	6,958	3,955

Total revenues	754,776	784,991	761,863	640,147	590,615
Interest expense	80,087	114,709	144,460	96,496	75,153

Revenues, net of interest expense	674,689	670,282	617,403	543,651	515,462

Non-interest expenses:
Compensation and benefits	385,585	400,159	376,571	329,769	321,943
Floor brokerage and clearing fees	54,681	47,451	36,908	33,815	32,425
Technology and communications	52,216	44,583	45,398	42,427	47,210
Occupancy and equipment rental	26,156	22,916	19,193	16,003	14,036
Business development	22,973	21,349	18,432	16,676	17,710
Other	29,386	31,172	25,508	20,866	22,945

Total non-interest expenses	570,997	567,630	522,010	459,556	456,269

Earnings before income taxes	103,692	102,652	95,393	84,095	59,193
Income taxes	41,121	43,113	40,412	35,256	22,992

Earnings from continuing operations	62,571	59,539	54,981	48,839	36,201
Discontinued operations of ITGI, net of tax	—	—	—	12,888	33,481

Net earnings	$62,571	$59,539	$54,981	$61,727	$69,682

Earnings per share of Common Stock:
Basic:
Continuing operations	$2.54	$2.42	$2.30	$2.05	$1.62
Discontinued operations of ITGI, net of tax	—	—	—	0.55	1.50

Net earnings	$2.54	$2.42	$2.30	$2.60	$3.12

Diluted:
Continuing operations	$2.27	$2.28	$2.26	$2.04	$1.58
Discontinued operations of ITGI, net of tax	—	—	—	0.51	1.38

Net earnings	$2.27	$2.28	$2.26	$2.55	$2.96

Weighted average shares of Common Stock:
Basic	24,616	24,612	23,912	23,778	22,346
Diluted	27,510	26,132	24,335	23,992	22,954
Cash dividends per common share	$0.200	$0.200	$0.200	$0.200	$0.200
Selected Balance Sheet Data
Total assets	$6,898,691	$5,344,737	$3,957,869	$2,896,252	$2,617,864
Long-term debt	$452,606	$153,797	$152,545	$149,485	$149,387
Total stockholders’ equity	$628,517	$565,656	$458,447	$396,577	$334,775
Book value per share of Common Stock	$23.32	$21.08	$18.57	$16.52	$15.77
Shares outstanding	26,952	26,836	24,688	24,000	21,230
Other Data
Fixed charge coverage ratio(1)	4.5X	7.0X	6.9X	6.6X	5.1X

(1)	The ratio of earnings to fixed charges is computed by dividing (a) income from continuing operations before income taxes plus fixed charges by (b) fixed charges. Fixed charges consist of interest expense on all long-term indebtedness and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      There are included or incorporated by reference in this report statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the Company’s future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believes,” “intends,” “may,” “will,” or similar expressions, whether in the negative or affirmative. These forward-looking statements represent only the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report, particularly under the heading “Factors Affecting the Company’s Business” and in documents incorporated by reference in this report. The Company does not assume any obligation to update any forward-looking statement it makes.

Critical Accounting Policies

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results will inevitably differ from estimates. These differences could be material to the financial statements.

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

      Management believes its critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are its valuation methodologies applied to investments and to securities positions.

      Investments are stated at estimated fair value as determined in good faith by management. Generally, the Company initially values these investments at cost and requires that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

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

Analysis of Financial Condition

      Total assets increased $1,554.0 million from $5,344.7 million at December 31, 2001 to $6,898.7 million at December 31, 2002. The increase in total assets mostly relates to net increases of $1,232.4 million in securities borrowed and $165.5 million in investments.

      Total liabilities increased $1,491.1 million from $4,779.1 million at December 31, 2001 to $6,270.2 million at December 31, 2002. The increase in total liabilities mostly relates to net increases of $899.9 million in securities loaned, $168.1 million in payable to customers and the issuance of $325.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012. During this period, the Company also retired $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004 and repaid $50.0 million in bank loans.

      The increase in securities borrowed and securities loaned is mostly related to the Company’s Matched Book business. See “Business — Interest.”

Revenues by Source

      The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

	Year Ended December 31,

	2002		2001		2000

		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

	(Dollars in Thousands)
Commissions and principal transactions:
Equities	$327,835	43%	$336,981	43%	$337,681	44%
International	74,853	10	62,797	8	79,523	11
High Yield	34,070	5	57,264	7	36,411	5
Convertible	29,684	4	34,091	4	25,030	3
Execution	29,310	4	11,509	1	1,757	—
Other Proprietary Trading	8,513	1	4,954	1	5,199	1

Total	504,265	67	507,596	64	485,601	64

Investment banking	139,828	18	124,099	16	90,743	12
Interest	92,027	12	131,408	17	172,124	23
Asset Management	12,026	2	17,687	2	9,560	1
Other	6,630	1	4,201	1	3,835	—

Total revenues	$754,776	100%	$784,991	100%	$761,863	100%

2002 Compared to 2001

      Revenues, net of interest expense, increased $4.4 million, or 1%, in 2002 as compared to 2001. The increase was due primarily to a $15.7 million, or 13%, increase in investment banking revenues, partially offset by a $5.7 million, or 32%, decrease in asset management revenues, a $3.3 million, or 1%, decrease in trading revenues (commissions and principal transactions) and a $4.8 million, or 28%, decrease in net interest income (interest revenues less interest expense). Principal transaction revenues include the Company’s proportionate share of the results of the High Yield Funds, which are described under “Business — Principal Transactions — High Yield”. For 2002, the Company’s share of these funds accounted for $7.2 million of revenues, down from $10.2 million for 2001. Trading revenues decreased mostly due to the High Yield Division. Investment banking revenues increased due mostly to an increase in advisory fees. Net interest income was down largely due to decreased interest rates and a reduction in the spread on the securities borrowed and loaned matched book business. Asset management revenues include management fees and a 20% “carried” interest from the Jefferies Partners Opportunity funds (Jefferies Employees Opportunity Fund does not have a 20% “carried” interest), and management fees for certain other funds. Asset management revenues decreased due to the decrease in revenue attributable to the High Yield Funds, which contributed $8.9 million for 2002, down from $14.8 million for 2001.

      Total non-interest expenses increased slightly in 2002 as compared to 2001. Compensation and benefits decreased $14.6 million, or 4%. The Company was able to reduce its compensation/ net revenues ratio to approximately 57% from approximately 60% in 2001. This was possible even with the increased headcount, due to the variable nature of the Company’s compensation plans and a reduction in the management bonuses and a voluntary reduction in executive officer bonuses payable under the plan previously approved by the Compensation Committee of the Board of Directors. Compensation and benefits is net of amounts reimbursed to Jefferies by the High Yield Funds. Technology and communications increased $7.6 million, or 17%, mostly due to the addition of Helfant and negotiated refunds in the 2001 period. Floor brokerage and clearing fees increased $7.2 million, or 15%, primarily due to additional volume related to Helfant. Occupancy and equipment rental increased $3.2 million, or 14%, mostly due to office expansion. Other expense decreased $1.8 million, or 6%, primarily due to a decrease in charitable contributions, because of special contributions in 2001 related to the September 11 incident. Business development expenses increased $1.6 million, or 8%, largely due to increased advertising and promotion.

      As a result of the above, earnings before income taxes increased $1.0 million, or 1%. The effective tax rate was approximately 40% in 2002 and approximately 42% in 2001. The mix of business (geographically and by product) favorably impacted the effective tax rate for 2002. Net earnings were up $3.0 million to $62.6 million, compared to $59.5 million in 2001.

      Basic net earnings per share were $2.54 in 2002 on 24.6 million shares compared to $2.42 in 2001 on 24.6 million shares. Diluted earnings per share were $2.27 in 2002 on 27.5 million shares compared to $2.28 in 2001 on 26.1 million shares.

2001 Compared to 2000

      Revenues, net of interest expense, increased $52.9 million, or 9%, in 2001 as compared to 2000. The increase was due primarily to a $33.4 million, or 37%, increase in investment banking revenues, a $22.0 million, or 5%, increase in trading revenues (commissions and principal transactions), an $8.1 million, or 85%, increase in asset management revenues, partially offset by a $11.0 million, or 40%, decrease in net interest income (interest revenues less interest expense). Principal transaction revenues include the Company’s proportionate share of the results of the High Yield Funds, which are described under “Business — Principal Transactions — High Yield”. For 2001, the Company’s share of these funds accounted for $10.2 million of revenues, up from $5.1 million for 2000. Trading revenues increased mostly due to the High Yield Division. Investment banking revenues increased due mostly to an increase in advisory fees. Net interest income was down largely due to decreased interest rates and a reduction in the spread on the securities borrowed and loaned matched book business. Asset management revenues include management fees and a 20% “carried” interest from the Jefferies Opportunity Funds (Jefferies Employees Opportunity Fund does not have a 20% “carried” interest), and management fees for certain other funds. Asset management revenues increased due to the increase in revenue attributable to the High Yield Funds, which contributed $14.8 million for 2001, up from $7.4 million for 2000 when the funds began trading.

      Total non-interest expenses increased $45.6 million, or 9%, in 2001 as compared to 2000. Compensation and benefits increased $23.6 million, or 6%, mostly due to an increase in incentive based compensation accruals, as well as increased headcount. Compensation expense is net of amounts reimbursed to Jefferies by the High Yield Funds. Floor brokerage and clearing fees increased $10.5 million, or 29%, due to increased volume of business executed on the various exchanges, including additional volume related to Helfant, which was acquired on September 28, 2001. Other expense increased $5.7 million or 22%, primarily due to an increase in charitable contributions and legal expense. Occupancy and equipment rental increased $3.7 million, or 19%, mostly due to office expansion. Business development expenses increased $2.9 million, or 16%, primarily due to higher expenses associated with business travel. Technology and communications remained relatively unchanged from the prior year.

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

      The Company’s assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. The Company has arrangements with banks for unsecured financing of $215.0 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has $40.4 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

      Jefferies and Helfant Group are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Helfant Group have consistently operated in excess of the minimum requirements. As of December 31, 2002, Jefferies’ and Helfant Group’s net capital was $284.2 million and $7.0 million, respectively, which exceeded minimum net capital requirements by $276.2 million and $6.8 million, respectively. Jefferies and Helfant Group use the alternative method of calculation.

      During 2002, the Company issued $325.0 million aggregate principal amount of 7 3/4% senior notes due March 15, 2012 and retired $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004.

      During 2002, the Company purchased 1,495,344 shares of common stock for $59.1 million, at prices ranging from $33.00 to $48.56 per share. During 2001, the Company purchased 522,300 shares of common stock for $16.7 million, at prices ranging from $26.21 to $42.47 per share. These shares were treated as treasury shares.

      As of December 31, 2002, the Company had outstanding guarantees of $35.6 million primarily relating to undrawn bank credit obligations of two affiliated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of JIL to various banks which provide clearing and credit services to JIL and to countparties of JIL in JIL’s securities borrowed business. In addition, as of December 31, 2002, the Company had commitments to invest up to $11.2 million in various investments.

      The table below provides information about the Company’s commitments related to debt obligations, interest rate swaps, leases, guarantees, letters of credit and investments. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates. For interest rate swaps, guarantees and letters of credit, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date

	2003	2004	2005	2006	2007	After 2007	Total

	(Dollars in Thousands)
Debt Obligations
Senior Notes	—	—	—	—	$100,000	$325,000	$425,000
10% Subordinated Loans	$1,000	$300	—	—	—	—	$1,300
Interest rate swaps	—	—	—	—	—	$200,000	$200,000
Leases
Gross lease commitments	$18,030	$17,559	$17,639	$16,479	$13,590	$57,173	$140,470
Sub-leases	315	299	280	247	62	—	$1,203

Net lease commitments	$17,715	$17,260	$17,359	$16,232	$13,528	$57,173	$139,267
Guarantees	$35,612	—	—	—	—	—	$35,612
Letters of Credit	$40,413	—	—	—	—	—	$40,413
Commitments to Invest	—	—	$1,020	$150	—	$10,030	$11,200

Effects of Changes in Foreign Currency Rates

      The Company maintains a foreign securities business in its foreign offices (Hong Kong, London, Paris, Tokyo and Zurich) as well as in some of its domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, the Company is still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/ loss (recorded in the Company’s Consolidated Statements of Earnings) or a foreign currency translation adjustment to the stockholders’ equity section of the Company’s Consolidated Statements of Financial Condition.

Effects of Inflation

      Based on today’s modest inflationary rates and because the Company’s assets are primarily monetary in nature, consisting of cash and cash equivalents, securities and receivables, the Company believes that its assets are not significantly affected by inflation. The rate of inflation, however, can affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges for services provided by us.

Risk Management

      Risk is an inherent part of the Company’s business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to the Company’s soundness and profitability. The Company seeks to identify, assess, monitor and manage the following principal risks involved in its business activities: market, credit, operational and legal. Risk management at the Company is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. The Company’s risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification.

      Market Risk. The potential for changes in the value of the financial instruments the Company owns is referred to as market risk. The Company’s market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices and the correlation among them, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. The Company makes dealer markets in equity and debt securities. To facilitate customer order flow, the company may be required to own equity and debt securities in its trading and inventory accounts. The majority of the Company’s trading and inventory accounts consist of fixed income debt instruments. The

Company attempts to hedge its exposure to market risk by managing its net long or short position. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

      Credit Risk. Credit risk represents the loss that the Company would incur if a client, counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations. The Company follows industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral. The Company adjusts margin requirements if it believes the risk exposure is not appropriate based on market conditions.

      Operational Risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. The Company operates in diverse markets and it is reliant on the ability of its employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, the Company could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels. September 11 heightened the need for comprehensive disaster recovery plans. Disaster recovery plans exist for the Company’s critical systems, and redundancies are built into the systems as deemed appropriate. The Company believes that its disaster recovery program, including off-site back-up technology and operational facilities, is adequate to handle a reasonable business disruption. However, there can be no assurances that a disaster directly affecting the Company’s headquarters or its operations center would not have a material adverse impact. Insurance and other safeguards might only partially reimburse the Company for its losses. The Company also uses periodic self-assessments, internal audit reviews and independent consultants as a further check on operational risk and exposure.

      Legal Risk. Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.

Recent Accounting Developments

      Accounting Standards on Business Combinations and Goodwill and Other Intangible Assets. Financial Accounting Standards Board (“FASB”) No. 141, “Business Combinations”, and FASB No. 142, “Goodwill and Other Intangible Assets” changed the accounting for business combinations and goodwill in two significant ways. First, FASB No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. Second, FASB No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement, which, for companies with calendar year ends, was January 1, 2002. The implementation of these statements did not have a material impact on the Company.

      New Accounting Standards on Accounting for Asset Retirement Obligations. FASB No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The implementation of this statement is not expected to have a material impact on the Company.

      New Accounting Standards on Accounting for the Impairment or Disposal of Long-Lived Assets. FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB

No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The implementation of this statement is not expected to have a material impact on the Company.

      Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, addresses certain rescissions, amendments and technical corrections to previously issued statements. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. On December 31, 2002, the Company implemented this statement without a material impact on the Company.

      New Accounting Standards on Accounting for Costs Associated with Exit or Disposal Activities. FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also clarifies that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. On December 31, 2002, the Company implemented this statement without a material impact on the Company.

      New Amendment of FASB Statement No. 123 on Stock Based Compensation. FASB No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On February 5, 2003, the Company announced that it will adopt the fair-value-based method of recording stock-based compensation contained in FASB No. 123, “Accounting for Stock-Based Compensation”. However, the Company has not yet determined which transition method it will use. For more information concerning stock-based compensation, see note 1 of Notes to Consolidated Financial Statements.

      New Accounting Standards and Disclosures on Guarantees. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

      New Accounting Standards on Consolidations. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For variable interest entities created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

Changing Conditions in Financial Markets and the Economy Could Result in Decreased Revenues.

      As an investment banking and securities firm, changes in the financial markets or economic conditions, in the United States and elsewhere in the world, could adversely affect the Company in many ways, including the following:

•	a further market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues received from commissions and spreads; and

•	unfavorable financial or economic conditions would likely reduce the number and size of transactions in underwriting, financial advisory and other services. Investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which the Company participates and would therefore be adversely affected by a sustained market downturn.

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

Market-Making and Trading Activities Expose the Company to Risk of Loss.

      A significant amount of the Company’s revenues are derived from market-making and trading in which it acts as a principal. The Company may incur trading losses relating to the purchase, sale or short sale of securities for its own account. In any period, the Company may experience losses as a result of losses in its market-maker stocks due to reasons such as price declines, lack of trading volume, lack of volatility, and the required performance of its market-maker obligations. From time to time, the Company may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because the Company’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of the Company’s operating profits. The Company also operates proprietary trading desks separate from its trading and market-maker operations. The Company may incur trading losses as a result of these trading activities. During 2002, Jefferies acquired a group of traders who specialize in trading OTC Bulletin Board and pink sheet securities. These securities are typically more illiquid, have smaller capitalizations and may involve more risk than Nasdaq traded securities.

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

The Company’s Business is Substantially Dependent on Key Personnel.

      The Company’s future success depends to a significant degree on the skills, experience and efforts of Richard B. Handler, the Company’s Chief Executive Officer. The Company does not have an employment agreement with Mr. Handler. The loss of his services could compromise the Company’s ability to effectively operate its business. In addition, in the event that Mr. Handler ceases to actively manage the three funds that invest on a pari passu basis with the Company’s High Yield Division, investors in those funds would have the right to withdraw from the funds. Although the Company has substantial key man life insurance covering Mr. Handler, the proceeds from the policy may not be sufficient to offset any loss in business.

      In addition, if the number of accounts and transaction volume increase significantly over current volume, the Company could be compelled to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom the Company could hire. This could cause a backlog in the Company’s handling of investment banking transactions or the processing of brokerage orders, all of which could harm the Company’s business, financial condition and operating results.

Extensive Regulation of the Company’s Business Limits its Activities and, if it Violates These Regulations, May Subject it to Significant Penalties.

      The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by state securities commissions and state attorneys general in those states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. The Commission, self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the Company’s mode of operation and its profitability.

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

Operational Risks May Disrupt the Company’s Business, Result in Regulatory Action Against it or Limit its Growth.

      The Company faces operational risks arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. The Company’s business is highly dependent on its ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions it processes have become increasingly complex. Consequently, the Company relies heavily on its financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, the Company could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. The inability of the Company’s systems to accommodate an increasing volume of transactions could also constrain its ability to expand its business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company maintains equity securities inventories in exchange-listed, Nasdaq, OTC Bulletin Board, pink sheet and private securities on both a long and short basis as well as various partnership interests. The fair value of these securities at December 31, 2002, was $293 million in long positions and $84 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $21 million due to the offset of losses in long positions with gains in short positions. In addition, the Company generally enters into exchange-traded option and index futures contracts to hedge against potential losses in inventory positions, thus reducing this potential loss exposure. This hypothetical 10% decline in prices would not be material to the Company’s financial condition.

      The Company also invests in money market funds, high-yield, corporate and U.S. Government agency debt and mutual bond funds. Money market funds do not have maturity dates and do not present a material market risk. The fair value of the Company’s high yield, corporate and U.S. Government agency debt at December 31, 2002 was $352 million in long positions and $153 million in short positions. Mutual bond funds do not have maturity dates; the Company’s position in these funds totaled $193 million at December 31, 2002. The potential loss in fair value of the high-yield, corporate and U.S. Government agency debt and the mutual bond funds, using a hypothetical 5% decline in value, is estimated to be approximately $20 million due to the offset of losses in long positions with gains in short positions. This hypothetical 5% decline in value would not be material to the Company’s financial condition.

      At December 31, 2002, the Company had $425.0 million aggregate principal amount of Senior Notes outstanding, with fixed interest rates. The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.57%. The fair value of the mark to market of the swaps was positive $30.3 million as of December 31, 2002, which was recorded as an increase in the book value of the debt and an increase in other assets.

      At December 31, 2002, the Company had $3.3 million aggregate principal amount of zero coupon Euro denominated Convertible Loan Notes. The Company has no cash flow exposure regarding these Notes because of the zero coupon.

      The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and stock price movements. For debt obligations and reverse repurchase agreements, the table presents principal cash flows with expected maturity dates. For interest rate swaps, foreign exchange forward contracts, index futures contracts and option contracts, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date

						After		Fair
	2003	2004	2005	2006	2007	2007	Total	Value

	(Dollars in Thousands)
Interest rate sensitivity
7.75% Senior Notes	—	—	—	—	—	$325,000	$325,000	$340,438
7.5% Senior Notes	—	—	—	—	$100,000	—	$100,000	$104,250
10% Subordinated Loans	$1,000	$300	—	—	—	—	$1,300	$1,300
Interest rate swaps	—	—	—	—	—	$200,000	$200,000	$30,280
Reverse repurchase agreements(1), weighted average interest rate of 1.24%	$233,000	—	—	—	—	—	$233,000	$233,000
Exchange rate sensitivity
Foreign exchange forward contracts Purchase and Sale, Gross	$14,365	—	—	—	—	—	$14,365	$151
Stock price sensitivity
Index futures contracts
Sale	$1,131	—	—	—	—	—	$1,131	$33
Option contracts
Purchase	$11,895	$31,830	$175	—	—	—	$43,900	$5,086
Sale	$2,311	$24,750	—	—	—	—	$27,061	$2,795

(1)	Included in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Jefferies Group, Inc. and Subsidiaries Independent Auditors’ Report	22
Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.	23
Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended December 31, 2002.	24
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Years in the Three-Year Period Ended December 31, 2002.	25
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2002.	26
Notes to Consolidated Financial Statements	28

Independent Auditors’ Report

The Board of Directors and Stockholders
     JEFFERIES GROUP, INC.:

      We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

January 20, 2003

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001

Assets
Cash and cash equivalents	$39,948	$188,106
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	288,576	154,989
Securities borrowed	5,119,352	3,886,918
Receivable from brokers, dealers and clearing organizations	102,371	177,708
Receivable from customers	206,329	136,605
Securities owned	452,375	285,372
Securities pledged to creditors	56,348	100,262
Investments	334,361	168,863
Premises and equipment	49,355	48,436
Goodwill	54,472	34,756
Other assets	195,204	162,722

	$6,898,691	$5,344,737

Liabilities and Stockholders’ Equity
Bank loans	$12,000	$50,000
Securities loaned	4,738,938	3,838,999
Payable to brokers, dealers and clearing organizations	109,077	46,843
Payable to customers	481,346	313,207
Securities sold, not yet purchased	239,285	150,146
Accrued expenses and other liabilities	236,922	226,089

	5,817,568	4,625,284
Long-term convertible debt	3,319	2,817
Long-term debt	449,287	150,980

Total long-term debt	452,606	153,797

	6,270,174	4,779,081

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 29,641,148 shares in 2002 and 27,896,622 shares in 2001.	3	3
Additional paid-in capital	226,787	159,018
Retained earnings	496,418	439,195
Less:
Treasury stock, at cost; 2,689,108 shares in 2002 and 1,060,788 shares in 2001.	(90,817)	(27,856)
Accumulated other comprehensive income (loss):
Currency translation adjustments	1,895	(2,403)
Additional minimum pension liability adjustment	(5,769)	(2,301)

Total accumulated other comprehensive income (loss)	(3,874)	(4,704)

Net stockholders’ equity	628,517	565,656

	$6,898,691	$5,344,737

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Earnings

Three years ended December 31, 2002
(In thousands, except per share amounts)

	2002	2001	2000

Revenues:
Commissions	$268,984	$233,860	$221,471
Principal transactions	235,281	273,736	264,130
Investment banking	139,828	124,099	90,743
Interest	92,027	131,408	172,124
Asset management	12,026	17,687	9,560
Other	6,630	4,201	3,835

Total revenues	754,776	784,991	761,863
Interest expense	80,087	114,709	144,460

Revenues, net of interest expense	674,689	670,282	617,403

Non-interest expenses:
Compensation and benefits	385,585	400,159	376,571
Floor brokerage and clearing fees	54,681	47,451	36,908
Technology and communications	52,216	44,583	45,398
Occupancy and equipment rental	26,156	22,916	19,193
Business development	22,973	21,349	18,432
Other	29,386	31,172	25,508

Total non-interest expenses	570,997	567,630	522,010

Earnings before income taxes	103,692	102,652	95,393
Income taxes	41,121	43,113	40,412

Net earnings	$62,571	$59,539	$54,981

Earnings per share:
Basic	$2.54	$2.42	$2.30

Diluted	$2.27	$2.28	$2.26

Weighted average shares of common stock:
Basic	24,616	24,612	23,912
Diluted	27,510	26,132	24,335

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Three years ended December 31, 2002
(Dollars in thousands, except per share amounts)

					Accumulated
					Other
		Additional			Comprehensive	Net
	Common	Paid-in	Retained	Treasury	Income	Stockholders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance, December 31, 1999.	$2	$62,367	$334,742	$(587)	$53	$396,577
Exercise of stock options, including tax benefits (76,793 shares)	—	1,410	—	—	—	1,410
Purchase of 442,987 shares of treasury stock	—	—	—	(9,544)	—	(9,544)
Issuance of common stock (313,075 shares)	—	5,678	—	—	—	5,678
Issuance of restricted stock, net of forfeitures, including tax benefits and additional vesting (741,612 shares)	1	14,421	—	(252)	—	14,170
Employee stock ownership plan amortization and purchases, net	—	2,128	—	—	—	2,128
Comprehensive income:
Net earnings	—	—	54,981	—	—	54,981
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(1,121)	(1,121)
Additional minimum pension liability adjustment	—	—	—	—	(955)	(955)

Other comprehensive income (loss)					(2,076)	(2,076)

Comprehensive income						52,905
Dividends paid ($.20 per share)	—	—	(4,877)	—	—	(4,877)

Balance, December 31, 2000.	3	86,004	384,846	(10,383)	(2,023)	458,447
Exercise of stock options, including tax benefits (79,256 shares)	—	1,963	—	—	—	1,963
Purchase of 522,300 shares of treasury stock	—	—	—	(16,663)	—	(16,663)
Issuance of common stock (259,345 shares)	—	6,015	—	—	—	6,015
Issuance of restricted stock, net of forfeitures, including tax benefits and additional vesting (2,331,153 shares)	—	61,714	—	(810)	—	60,904
Employee stock ownership plan amortization and purchases, net	—	3,322	—	—	—	3,322
Comprehensive income:
Net earnings	—	—	59,539	—	—	59,539
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(1,518)	(1,518)
Additional minimum pension liability adjustment	—	—	—	—	(1,163)	(1,163)

Other comprehensive income (loss)					(2,681)	(2,681)

Comprehensive income						56,858
Dividends paid ($.20 per share)	—	—	(5,190)	—	—	(5,190)

Balance, December 31, 2001.	$3	$159,018	$439,195	$(27,856)	$(4,704)	$565,656
Exercise of stock options, including tax benefits (309,461 shares)	—	8,470	—	—	—	8,470
Purchase of 1,495,344 shares of treasury stock	—	—	—	(59,134)	—	(59,134)
Issuance of common stock (170,646 shares)	—	5,649	—	—	—	5,649
Issuance of restricted stock, net of forfeitures, including tax benefits and additional vesting (1,131,443 shares)	—	49,443	—	(3,827)	—	45,616
Employee stock ownership plan amortization and purchases, net	—	4,207	—	—	—	4,207
Comprehensive income:
Net earnings	—	—	62,571	—	—	62,571
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	4,298	4,298
Additional minimum pension liability adjustment	—	—	—	—	(3,468)	(3,468)

Other comprehensive income (loss)					830	830

Comprehensive income						63,401
Dividends paid ($.20 per share)	—	—	(5,348)	—	—	(5,348)

Balance, December 31, 2002.	$3	$226,787	$496,418	$(90,817)	$(3,874)	$628,517

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three years ended December 31, 2002
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$62,571	$59,539	$54,981

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20,281	17,230	13,039
Deferred income taxes	(16,360)	(27,316)	(16,545)
(Increase) decrease in cash and securities segregated	(133,587)	52,357	(188,127)
(Increase) decrease in receivables:
Securities borrowed	(1,232,434)	(1,240,177)	(800,297)
Brokers, dealers and clearing organizations	75,337	39,784	(94,911)
Customers, officers and directors	(69,724)	117,957	(28,113)
(Increase) decrease in securities owned	(167,003)	(60,346)	151,768
(Increase) decrease in securities pledged to creditors	43,914	(3,938)	(96,324)
(Increase) decrease in other assets	9,159	(59,297)	(36,911)
Increase (decrease) in payables:
Securities loaned	899,939	1,436,471	786,035
Brokers, dealers and clearing organizations	62,234	25,883	(26,502)
Customers	168,139	(188,579)	229,975
Increase (decrease) in securities sold, not yet purchased	89,139	(21,539)	(14,735)
Increase (decrease) in accrued expenses and other liabilities	22,818	(971)	37,504

Net cash provided by (used in) operating activities	(165,577)	147,058	(29,163)

Cash flows from investing activities:
Increase in investments	(169,593)	(32,816)	(16,947)
Purchase of premises and equipment	(16,481)	(16,489)	(14,421)
Quarterdeck acquisition	(17,927)	—	—
Lawrence Helfant, Inc. acquisition	—	(15,281)	—

Net cash flows from investing activities	(204,001)	(64,586)	(31,368)

Cash flows from financing activities:
Net proceeds from (payments on) bank loans	(38,000)	50,000	—
Issuance of long term debt	315,315	1,300	2,963
Retirement of long term debt	(49,861)	—	—
Net payments on:
Repurchase of treasury stock	(59,134)	(16,663)	(9,544)
Dividends paid	(5,348)	(5,190)	(4,877)
Proceeds from exercise of stock options	8,470	1,963	1,410
Employee Stock Ownership Plan purchases	—	—	(349)
Issuance of restricted shares	39,316	44,876	14,170
Issuance of common shares	5,649	6,015	5,678

Net cash provided by financing activities	216,407	82,301	9,451

Effect of currency translation on cash	5,013	(1,663)	(1,121)

Net increase (decrease) in cash and cash equivalents	(148,158)	163,110	(52,201)
Cash and cash equivalents at beginning of year	188,106	24,996	77,197

Cash and cash equivalents at end of year	$39,948	$188,106	$24,996

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

Three years ended December 31, 2002
(Dollars in thousands)

	2002	2001	2000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$75,118	$124,095	$139,438
Income taxes	38,688	54,510	23,377
Quarterdeck acquisition:
Fair value of assets acquired, including goodwill	$25,134
Liabilities assumed	(907)
Stock issued (150,000 shares)	(6,300)

Net cash paid for acquisition	17,927
Cash acquired in acquisition	9,947

Cash paid for acquisition	$7,980

Lawrence Helfant, Inc. acquisition:
Fair value of assets acquired, including goodwill		$34,604
Liabilities assumed		(3,295)
Stock issued (458,333 shares)		(16,028)

Net cash paid for acquisition		15,281
Cash acquired in acquisition		1,259

Cash paid for acquisition		$14,022

      Supplemental disclosure of non-cash financing activities:

In 2000, the additional minimum pension liability included in stockholders’ equity of $1,138 resulted from a increase of $955 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2001, the additional minimum pension liability included in stockholders’ equity of $2,301 resulted from an increase of $1,163 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2002, the additional minimum pension liability included in stockholders’ equity of $5,769 resulted from an increase of $3,468 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

(1) Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (“Company”), including Jefferies & Company, Inc. (“Jefferies”) and Helfant Group, Inc. (“Helfant Group”). The Company and its subsidiaries operate and are managed as a single business segment, that of a institutional securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, high yield, convertible and international securities, as well as investment banking, fundamental research and asset management activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

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

Investment Banking

      Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are determined to be completed.

Investments

      Partnership interests are stated at estimated fair value as determined in good faith by management. Generally, the Company initially values these investments at cost and requires that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

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

Receivable from, and Payable to, Customers

      Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors represents balances

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions.

Fair Value of Financial Instruments

      Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount, except for the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 hedged by interest rate swaps. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

      In addition to the interest rate swaps mentioned above, the Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts and index futures contracts, which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition (see note 12 of the notes to consolidated financial statements.)

Premises and Equipment

      Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill

      Goodwill represents the excess of cost over net assets acquired and is included in other assets. Financial Accounting Standards Board (“FASB”) No. 141, “Business Combinations”, and FASB No. 142, “Goodwill and Other Intangible Assets” changed the accounting for business combinations and goodwill in two significant ways. First, FASB No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. Second, FASB No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the Statement, which, for companies with calendar year ends, was January 1, 2002. While goodwill is no longer amortized, it is tested for impairment annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

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

December 31, 2002 and 2001

in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally state income taxes, depreciation, deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income taxes when realized.

Cash Equivalents

      The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 2002 and 2001, cash equivalents amounted to $15,797,000 and $138,644,000, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

Securities Borrowed and Securities Loaned

      In connection with both its trading and brokerage activities, Jefferies borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. Jefferies has an active securities borrowed and lending matched book business (“Matched Book”), in which Jefferies borrows securities from one party and lends them to another party. When Jefferies borrows securities, Jefferies provides cash to the lender as collateral, which is reflected in the Company’s consolidated financial statements as receivable from brokers and dealers. Jefferies earns interest revenues on this cash collateral. Similarly, when Jefferies lends securities to another party, that party provides cash to Jefferies as collateral, which is reflected in the Company’s consolidated financial statements as payable to brokers and dealers. Jefferies pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of Jefferies’ interest revenues and interest expenses results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. Jefferies monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

Additional Paid in Capital

      The following is a summary of additional paid in capital as of December 31, 2002 and 2001 (in thousands of dollars):

	2002	2001

Gross additional paid in capital	$272,020	$200,564
Deferred compensation	(45,233)	(39,229)
Employee stock ownership plan	—	(2,317)

Additional paid in capital	$226,787	$159,018

      The deferred compensation relates to unvested restricted stock grants.

Stock-Based Compensation

      At December 31, 2002, the Company had seven stock-based compensation plans, which are described in note 9 of the notes to consolidated financial statements. The Company applied APB Opinion No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	2002	2001	2000

Net earnings, as reported	$62,571	$59,539	$54,981
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27,274	18,387	8,227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,385)	(26,024)	(11,993)

Pro forma net earnings	$55,460	$51,902	$51,215

Earnings per share:
Basic — as reported	$2.54	$2.42	$2.30

Basic — pro forma	$2.25	$2.11	$2.14

Diluted — as reported	$2.27	$2.28	$2.26

Diluted — pro forma	$2.00	$1.99	$2.10

New Accounting Standards on Accounting for Asset Retirement Obligations

      FASB No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The implementation of this statement is not expected to have a material impact on the Company.

New Accounting Standards on Accounting for the Impairment or Disposal of Long-Lived Assets

      FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The implementation of this statement is not expected to have a material impact on the Company.

Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

      FASB No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, addresses certain rescissions, amendments and technical corrections to previously issued statements. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. On December 31, 2002, the Company implemented this statement without a material impact on the Company.

New Accounting Standards on Accounting for Costs Associated with Exit or Disposal Activities

      FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also clarifies that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. On December 31, 2002, the Company implemented this statement without a material impact on the Company.

New Amendment of FASB Statement No. 123 on Stock Based Compensation

      FASB No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On February 5, 2003, the Company announced that it will adopt the fair-value-based method of recording stock-based compensation contained in FASB No. 123, “Accounting for Stock-Based Compensation”. However, the Company has not yet determined which transition method it will use.

New Accounting Standards and Disclosures on Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

New Accounting Standards on Consolidations

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For variable interest entities created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Foreign Currency Translation

      The Company’s foreign revenues and expenses are translated at average current rates during each reporting period. Foreign currency transaction gains and losses are included in the consolidated statements of earnings. Gains and losses resulting from translation of financial statements are excluded from the consolidated statements of earnings and are recorded directly to accumulated other comprehensive income (loss) in stockholders’ equity.

Reclassifications

      Certain reclassifications have been made to the prior years’ amounts to conform to the current year’s presentation.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(2) Receivable from, and Payable to, Customers

      The following is a summary of the major categories of receivables from customers as of December 31, 2002 and 2001 (in thousands of dollars):

	2002	2001

Customers (net of allowance for uncollectible accounts of $6,858 in 2002 and $6,629 in 2001)	$200,406	$134,903
Officers and directors	5,923	1,702

	$206,329	$136,605

      Receivable from officers and directors represents standard margin loan balances arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions.

      Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers’ free credit balances.

(3) Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

      The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2002 and 2001 (in thousands of dollars):

	2002		2001

		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$115,895	$83,769	$61,475	$75,859
High-yield securities	144,388	2,858	111,223	1,481
Corporate debt securities	176,067	117,072	97,143	61,951
U.S. Government and agency obligations	10,939	32,791	14,826	10,653
Other	5,086	2,795	705	202

	$452,375	$239,285	$285,372	$150,146

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

      The following is a summary of the market value of major categories of securities pledged to creditors as of December 31, 2002 and 2001 (in thousands of dollars):

	2002	2001

Corporate equity securities	$35,774	$15,960
High-yield securities	2,602	39,472
Corporate debt securities	17,972	44,830

	$56,348	$100,262

(4) Investments

      The following is a summary of the major categories of investments, as of December 31, 2002 and 2001 (in thousands of dollars):

	2002	2001

Short-term bond funds	$192,660	$—
Partnership interests	36,246	50,700
Debt and equity investments	7,304	19,374
Equity and debt interests in affiliates	98,151	98,789

	$334,361	$168,863

      Included in equity and debt interests in affiliates as of December 31, 2002 and 2001 is $63,100,000 and $55,621,000, respectively, relating to the Company’s interest in the three high yield funds that the Company manages. Included in principal transactions for the years ended December 31, 2002 and 2001 is $7,180,000 and $10,237,000, respectively, relating to the associated income from the Company’s interest in the three high yield funds.

(5) Premises and Equipment

      The following is a summary of premises and equipment as of December 31, 2002 and 2001 (in thousands of dollars):

	2002	2001

Furniture, fixtures and equipment	$95,773	$80,352
Leasehold improvements	35,477	34,366

Total	131,250	114,718
Less accumulated depreciation and amortization	81,895	66,282

	$49,355	$48,436

      Depreciation and amortization expense amounted to $15,613,000, $12,510,000 and $9,903,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6) Bank Loans

      Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At December 31, 2002 there were $12,000,000 in unsecured bank loans outstanding with an average interest rate of 1.56%. At December 31, 2001 there were $50,000,000 in unsecured bank loans outstanding with an average interest rate of 2.18%.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

(7) Long-Term Convertible Debt and Long-Term Debt

      The following summarizes long-term debt outstanding at December 31, 2002 and 2001 (in thousands of dollars):

	2002	2001

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$3,319	$2,817

Long-Term Debt
8 7/8% Series B Senior Notes, due 2004, less unamortized discount of $163 in 2001, effective rate of 9%	—	49,837
7 1/2% Senior Notes, due 2007, less unamortized discount of $130 and $157 in 2002 and 2001, respectively, effective rate of 8%	99,870	99,843
7 3/4% Senior Notes, due 2012, less unamortized discount of $7,163 in 2002, effective rate of 8%	348,117	—
10% Subordinated Loans, due 2003	1,000	1,000
10% Subordinated Loans, due 2004	300	300

	$449,287	$150,980

      In March 2002, the Company issued $325.0 million aggregate principal amount of unsecured 7 3/4% senior notes due 2012, with a yield of 8.09%.

      In May 2002, the Company retired $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004. This resulted in an after tax loss of $480,000.

      The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.57%. The fair value of the mark to market of the swaps was positive $30.3 million as of December 31, 2002, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

      The Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.0 million in goodwill.

      The approximately $2.8 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is approximately 28.80 Euros (as of December 31, 2002, this was equivalent to approximately $30.24) per common share until August 4, 2003 and the closing stock price on the date of conversion subsequent to that date.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

(8) Income Taxes

      Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows (in thousands of dollars):

	2002	2001	2000

Earnings	$41,121	$43,113	$40,412
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(7,739)	(3,356)	(525)

	$33,382	$39,757	$39,887

      Income taxes (benefits) for the years ended December 31, 2002, 2001 and 2000 consist of the following (in thousands of dollars):

	2002	2001	2000

Current:
Federal	$47,084	$53,863	$45,745
State and city	10,397	16,566	11,212

	57,481	70,429	56,957

Deferred:
Federal	(12,716)	(21,015)	(13,454)
State and city	(3,644)	(6,301)	(3,091)

	(16,360)	(27,316)	(16,545)

	$41,121	$43,113	$40,412

      Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2002, 2001 and 2000 as a result of the following (in thousands of dollars):

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Computed expected income taxes	$36,292	35.0%	$35,928	35.0%	$33,388	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	4,390	4.3	6,672	6.5	5,279	5.5
Limited deductibility of meals and entertainment	1,213	1.2	1,165	1.1	1,259	1.3
Goodwill amortization	—	—	455	0.5	191	0.2
Foreign income	(485)	(0.5)	117	0.1	1,372	1.5
Non-taxable interest income	—	—	(91)	(0.1)	(116)	(0.1)
Other, net	(289)	(0.3)	(1,133)	(1.1)	(961)	(1.0)

Total income taxes	$41,121	39.7%	$43,113	42.0%	$40,412	42.4%

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

      The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands of dollars):

	2002	2001

Deferred tax assets:
Long-term compensation	$50,450	$36,479
Accounts receivable	3,969	4,686
State income taxes	1,623	3,197
Premises and equipment	1,689	1,503
Pension	3,940	1,927
Investments	14,285	9,893

Total gross deferred tax assets	75,956	57,685
Valuation allowance	—	—

Net deferred tax asset, included in other assets	$75,956	$57,685

      There was no valuation allowance for deferred tax assets as of December 31, 2002, 2001 and 2000.

      Management believes it is more likely than not that the Company will realize the deferred tax asset.

(9) Benefit Plans

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

      The following tables set forth the plan’s funded status and amounts recognized in the Company’s accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

	December 31

	2002	2001

Projected benefit obligation for service rendered to date	$32,568	$27,086
Plan assets, at fair market value	18,127	19,810

Excess of the projected benefit obligation over plan assets	14,441	7,276
Unamortized prior service cost	229	(125)
Unrecognized net loss	(13,590)	(7,279)
Adjustment to recognize minimum liability	9,380	4,002

Pension liability included in other liabilities	$10,460	$3,874

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

	Year ended December 31

	2002	2001	2000

Net pension cost included the following components:
Service cost — benefits earned during the period	$1,321	$1,251	$1,266
Interest cost on projected benefit obligation	2,033	1,803	1,786
Expected return on plan assets	(1,694)	(1,620)	(1,709)
Settlement loss/(gain)	—	—	653
Net amortization	439	205	48

Net periodic pension cost	$2,099	$1,639	$2,044

	Year ended December 31

	2002	2001

Fair value of assets, beginning of year	$19,810	$19,093
Employer contributions	1,600	1,772
Benefit payments made	(1,706)	(824)
Total investment return	(1,577)	(231)

Fair value of assets, end of year	$18,127	$19,810

	Year ended December 31

	2002	2001

Projected benefit obligation, beginning of year	$27,086	$24,208
Service cost	1,321	1,251
Interest cost	2,033	1,803
Actuarial gains and losses	3,490	648
Plan amendments	344	—
Benefits paid	(1,706)	(824)

Projected benefit obligation, end of year	$32,568	$27,086

      The plan assets consist of approximately 50% equities and 50% fixed income securities.

      The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.75%, respectively, in 2002, 7.25% and 5.25%, respectively, in 2001 and 7.50% and 4.00%, respectively, in 2000. The expected long-term rate of return on assets was 8.40% in 2002, 2001 and 2000.

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

      Restricted Stock. The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted.

      During 2002, 2001 and 2000, employees were awarded an aggregate of 1,163,318 shares, 1,900,847 shares and 676,223 shares, respectively, with a corresponding market value of $46,118,000, $56,908,000 and $15,781,000, respectively. A portion of the market value of the restricted stock related to current service is expensed in the applicable year and that portion relating to future service is amortized over its vesting period, generally one to three years. The compensation cost was $38,597,000, $27,902,000 and $11,721,000 in 2002, 2001 and 2000, respectively. As of December 31, 2002, 2001 and 2000, restricted stock shares outstanding were 3,007,337 shares, 2,462,064 shares and 1,042,299 shares, respectively.

      Included above are awards for employees with annual compensation below $200,000. During 2002 and 2001 employees with annual compensation below $200,000 were awarded 150 and 250 restricted shares each of common stock as of January 1, 2002 and 2001, respectively. During 2002 and 2001, there were awards of 75,300 shares and 87,250 shares, respectively, with a corresponding market value of $3,186,000 and $2,727,000, respectively. The compensation cost associated with these awards is being amortized over the three-year vesting period of the awards. The compensation cost related to these awards was $1,985,000 and $909,000 in 2002 and 2001, respectively.

      Performance-based Stock Options. While the Incentive Plan allows for the granting of performance-based stock options, no such options were granted during 2002, 2001 and 2000, and no such options were outstanding at December 31, 2002, 2001 and 2000.

Director Plan

      The Company also has a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each non-employee director of an option to purchase 4,500 shares of the Company’s common stock. These grants will be made automatically on the date directors are elected or reelected at the Company’s annual meeting. In addition, the Directors’ Plan provides for the automatic grant to a non-employee director, at the time he or she is first elected or appointed, of an option to purchase 5,000 shares of the Company’s common stock. These options are exercisable 90 days after the date of grant.

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

December 31, 2002 and 2001

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

      The compensation cost related to these plans was $139,000, $162,000 and $84,000 in 2002, 2001 and 2000, respectively.

Deferred Compensation Plan

      The Company has a Deferred Compensation Plan, which was established in 2001. In 2001 and 2002, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest in the Company’s stock, stock options and other activities on an attractive pre-tax basis through the plan. The compensation cost related to this plan was $2,162,000 and $317,000 in 2002 and 2001, respectively.

Employee Stock Ownership Plan

      The Company has an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. In 1999, the Company re-established annual contributions to the ESOP. In 1999, 278,744 shares of common stock were purchased for $6,487,000, which was funded by a loan from the Company. The loan was repaid over 4 years at an annual interest rate of 5.22%. The Company makes contributions to the ESOP sufficient to fund principal and interest payments and may make additional contributions at the discretion of the Board of Directors. As of December 31, 2002, the loan balance had been paid in full. Additionally, during 2002, 2000, and 1999, 3,256, 18,000, and 100,000 shares of common stock, respectively, were purchased for $127,000, $349,000, and $2,441,000, respectively. These shares were paid for substantially through a Company contribution. The compensation cost related to this plan was $4,333,000, $3,321,000 and $2,478,000 in 2002, 2001 and 2000, respectively.

Profit Sharing Plan

      The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1,742,000, $1,945,000 and $2,640,000 in 2002, 2001 and 2000, respectively.

Options Issued Under All Plans

      The fair value of all option grants for all the Company’s plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2002, 2001 and 2000, respectively: dividend yield of 0.5%, 0.7%, and 0.9%; expected volatility of 34.8%, 40.9%, and 42.0%; risk-free interest rates of 3.7%, 4.6%, and 6.4%; and expected lives of 5.1 years, 5.1 years, and 5.1 years.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

      A summary of the status of Company stock options in all its stock-based plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,329,069	$23.90	2,251,759	$20.08	2,277,165	$20.04
Granted	1,103,050	43.65	1,326,398	30.16	574,694	21.49
Exercised	(309,461)	16.73	(79,256)	19.72	(76,793)	15.08
Forfeited	(176,367)	27.68	(169,832)	23.96	(523,307)	22.22

Outstanding at end of year	3,946,291	$29.82	3,329,069	$23.90	2,251,759	$20.08

Options exercisable at year-end	2,406,806	$25.46	2,096,708	$22.67	1,172,964	$17.85
Weighted-average fair value of options granted during the year		$15.55		$12.19		$9.17

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	At	Remaining	Average	At	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2002	Life (Years)	Price	2002	Price

$ 6.20 to 9.99	39,730	3.6	$7.12	39,730	$7.12
$10.00 to 19.99	492,940	0.5	16.53	492,940	16.53
$20.00 to 29.99	1,898,680	2.2	24.15	1,374,374	23.83
$30.00 to 39.99	401,413	4.0	34.88	122,010	34.38
$40.00 to 48.95	1,113,528	4.5	44.36	377,752	42.11

$ 6.20 to 48.95	3,946,291	2.9	$29.82	2,406,806	$25.46

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

(10) Earnings per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2002, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Earnings:	$62,571	$59,539	$54,981

Shares:
Average shares used in basic computation	24,616	24,612	23,912
Stock options	825	550	240
Other unissued common shares	2,069	970	183

Average shares used in diluted computation	27,510	26,132	24,335

Earnings per share:
Basic	$2.54	$2.42	$2.30

Diluted	$2.27	$2.28	$2.26

      The Company had no anti-dilutive securities during 2002, 2001 and 2000.

(11) Leases

      As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2017. Future minimum lease payments for all noncancelable operating leases at December 31, 2002 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net

2003	$18,030	$315	$17,715
2004	17,559	299	17,260
2005	17,639	280	17,359
2006	16,479	247	16,232
2007	13,590	62	13,528
Thereafter	57,173	—	57,173

      Rental expense amounted to $18,110,000, $15,315,000 and $12,535,000, in 2002, 2001 and 2000, respectively.

(12) Financial Instruments

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

      In the normal course of business, the Company had letters of credit outstanding aggregating $40,413,000 at December 31, 2002 mostly to satisfy various collateral requirements in lieu of depositing cash or securities. All of these letters of credit were issued prior to December 31, 2002 and the current carrying amount of the aggregate liability is $0.

Derivative Financial Instruments

      The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. The index futures positions are taken as a hedge against securities positions. The Company also has interest rate swaps, which are a fair value hedge against $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012.

      The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, foreign exchange forward contracts and interest rate swaps, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provide only a measure of the Company’s involvement in these contracts at December 31, 2002 and 2001. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or contracted amount

	2002		2001

	Purchase	Sale	Purchase	Sale

Index futures contracts	$—	$1,131	$—	$1,410
Option contracts	43,900	27,061	9,687	1,765
Foreign exchange forward contracts	10,515	3,850	6,655	16,121
Interest rate swaps	200,000	—	—	—

Fair Value of Derivative Financial Instruments

      FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

      The following is an aggregate summary of the average 2002 and 2001 and December 31, 2002 and 2001 fair values of derivative financial instruments (in thousands of dollars):

	2002		2001

	Average	End of period	Average	End of period

Index futures contracts:
In a favorable position	$68	$33	$58	$—
In an unfavorable position	6	—	34	26
Option contracts:
Purchase	2,202	5,086	976	705
Sale	1,037	2,795	150	202
Foreign exchange forward contracts:
Purchase and Sale, gross	52	151	(114)	205
Interest rate swaps	18,005	30,280	—	—

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

(13) Other Comprehensive Income

      The following summarizes other comprehensive loss and accumulated other comprehensive loss at December 31, 2002 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$4,298	$—	$4,298
Minimum pension liability adjustment	(5,379)	1,911	(3,468)

Other comprehensive loss	$(1,081)	$1,911	$830

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning balance	$(2,403)	$(2,301)	$(4,704)
Change in 2002.	4,298	(3,468)	830

Ending balance	$1,895	$(5,769)	$(3,874)

      The following summarizes other comprehensive loss and accumulated other comprehensive loss at December 31, 2001 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(1,518)	$—	$(1,518)
Minimum pension liability adjustment	(2,023)	860	(1,163)

Other comprehensive loss	$(3,541)	$860	$(2,681)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning balance	$(885)	$(1,138)	$(2,023)
Change in 2001.	(1,518)	(1,163)	(2,681)

Ending balance	$(2,403)	$(2,301)	$(4,704)

      The following summarizes other comprehensive loss and accumulated other comprehensive loss at December 31, 2000 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(1,121)	$—	$(1,121)
Minimum pension liability adjustment	(1,666)	711	(955)

Other comprehensive loss	$(2,787)	$711	$(2,076)

			Accumulated
		Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Income
	Adjustments	Adjustment	(Loss)

Beginning balance	$236	$(183)	$53
Change in 2000.	(1,121)	(955)	(2,076)

Ending balance	$(885)	$(1,138)	$(2,023)

(14) Net Capital Requirements

      As registered broker-dealers, Jefferies and Helfant Group are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies and Helfant Group have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

      At December 31, 2002, Jefferies’ and Helfant Group’s net capital was $284,180,000, and $7,033,000, respectively, which exceeded minimum net capital requirements by $276,210,000 and $6,783,000, respectively.

(15) Contingencies and Commitments

      Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company’s management believes that pending litigation will not have a material adverse effect on the Company.

      As of December 31, 2002, the Company had outstanding guarantees of $35.6 million primarily relating to undrawn bank credit obligations of two affiliated investment funds in which the Company has an interest. Also, the Company has guaranteed all obligations of Jefferies International Limited (“JIL”) to various banks, which provide clearing and credit services to JIL. In addition, as of December 31, 2002, the Company had commitments to invest up to $11.2 million in various investments.

(16) Segment Reporting

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

(17) Goodwill

      The following is a summary of goodwill as of December 31, 2002 and the impact of goodwill amortization on earnings for the years ended December 31, 2001 and 2000 (in thousands of dollars):

			Excess of
	Excess of		Purchase
	Purchase		Price Over
	Price Over		Net
	Net		Assets
	Assets	Accumulated	Acquired	Acquisition
Acquisition	Acquired	Amortization	Remaining	Date

The Europe Company	$12,986	$1,863	$11,123	Aug. 2000
Helfant Group, Inc.	26,040	—	26,040	Sept. 2001
Bonds Direct Securities LLC	300	—	300	June 2002
Quarterdeck Investment Partners, LLC	17,009	—	17,009	Dec. 2002

	$56,335	$1,863	$54,472

	2002	2001	2000

Reported earnings before extraordinary item	$62,571	$59,539	$54,981
Add back goodwill amortization	—	1,301	562

Adjusted net earnings	$62,571	$60,840	$55,543

      There was no goodwill impairment as of December 31, 2002, 2001 and 2000.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

Quarterdeck Investment Partners, LLC

      The Company acquired Quarterdeck Investment Partners, LLC (“Quarterdeck”) for approximately $30 million in stock and cash, which includes its initial 2001 investment as well as amounts paid under the earn-out provision of the agreement. The acquisition was accounted for as a purchase and resulted in approximately $17.0 million in goodwill. There is also a five-year contingency for additional consideration.

      The shares related to the stock were included in the denominator of the basic earnings per share calculation.

Helfant Group, Inc.

      The Company acquired Lawrence Helfant, Inc. in the third quarter of 2001, with a combination of stock and cash totaling approximately $33.7 million. The acquisition was accounted for as a purchase and resulted in approximately $26.0 million in goodwill. On January 14, 2002, the Company merged W & D Securities, Inc. with Lawrence Helfant, Inc. to create Helfant Group, Inc.

      At December 31, 2002 and 2001, excess of purchase price over net assets acquired remaining was $26.0 million and $23.4 million, respectively.

      The shares related to the stock were included in the denominator of the basic earnings per share calculation.

The Europe Company

      The Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.0 million in goodwill.

      At December 31, 2002 and 2001, excess of purchase price over net assets acquired remaining was $11.1 million and $11.3 million, respectively, net of accumulated amortization of $1.9 million and $1.9 million, respectively.

      The approximately $2.8 million in zero coupon unsecured Euro denominated convertible loan notes mature in 2010 and have been classified on the consolidated statement of financial condition as long-term convertible debt. The conversion price for the notes is approximately 28.80 Euros (as of December 31, 2002, this was equivalent to approximately $30.24) per common share until August 4, 2003 and the closing stock price on the date of conversion subsequent to that date.

      The shares and share equivalents related to both the restricted stock and zero coupon unsecured Euro denominated convertible loan notes were included in the denominator of the basic earnings per share calculation.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2002 and 2001

(18) Asset Management

      The following summarizes asset management revenues for the years 2002, 2001 and 2000 (in thousands of dollars):

	2002	2001	2000

High Yield Funds (HY)
Performance based	$5,660	$12,146	$5,919
Asset based	3,265	2,641	1,514
Non-HY Employee Funds
Asset based	343	334	143
International	2,758	2,566	1,984

Total	$12,026	$17,687	$9,560

(19) Selected Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2002 and 2001 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year

2002
Revenues	$195,342	$200,877	$179,151	$179,406	$754,776
Earnings before income taxes	29,964	29,897	19,314	24,517	103,692
Net earnings	17,672	17,615	11,782	15,502	62,571
Net earnings per share:
Basic	$0.71	$0.72	$0.48	$0.63	$2.54

Diluted	$0.65	$0.64	$0.43	$0.56	$2.27

2001
Revenues	$209,708	$215,897	$165,644	$193,742	$784,991
Earnings before income taxes	27,131	28,574	18,389	28,558	102,652
Net earnings	15,684	16,552	10,632	16,671	59,539
Net earnings per share:
Basic	$0.65	$0.68	$0.43	$0.66	$2.42

Diluted	$0.63	$0.65	$0.40	$0.61	$2.28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

      Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

      Within 90 days prior to the filing of this annual report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

		Pages

(a)1.	Financial Statements
	Included in Part II of this report:
	Independent Auditors’ Report	22
	Consolidated Statements of Financial Condition	23
	Consolidated Statements of Earnings	24
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)	25
	Consolidated Statements of Cash Flows	26
	Notes to Consolidated Financial Statements	28

(a)2. All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(a)3. Exhibits

(3.1)		Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 30, 1999.
(3	.2)*	Registrant’s By-Laws.
(4.1)		Indenture dated as of August 18, 1997 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, including form of 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 4.1 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997 including amendments thereto.
[4	.1(a)]	First Supplemental Indenture dated as of March 15, 1999 between Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of August 18, 1997 is incorporated by reference to Exhibit [4.1(a)] of Registrant’s Form 10-K filed on March 27, 2000.
[4	.1(b)]	Second Supplemental Indenture dated as of March 17, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of August 18, 1997, as amended on March 15, 1999 is incorporated by reference to Exhibit [4.1(b)] of Registrant’s Form 10-K filed on March 27, 2000.
(4.2)		Registration Rights Agreement dated as of August 18, 1997 by and among Jefferies Group, Inc. and the purchasers of Jefferies Group, Inc.’s 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 10.2 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997 including amendments thereto.
(4	.3)*	Indenture dated as of March 12, 2002 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee.
(4	.4)*	Jefferies Group, Inc. 7.75% Senior Note, due March 15, 2012.
(4.5)		Zero Coupon Unsecured Convertible Notes (the “Notes”); Registrant hereby agrees to provide copies of such Notes to the Commission upon request.
(4.6)		Subordinated Loan Agreements (Forms SL-1 and SL-5) between Bonds Direct Securities LLC and the lenders; Registrant hereby agrees to provide copies of such Notes to the Commission upon request.
(10.1)		Registrant’s 1999 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10 filed on April 20, 1999.
(10.2)		Registrant’s 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 filed on April 20, 1999.
(10.3)		Distribution Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10 filed on April 20, 1999.
(10.4)		Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among Investment Technology Group, Inc., Jefferies Group, Inc. and the JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 filed on April 20, 1999.
(10.5)		Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among Investment Technology Group, Inc., Jefferies Group, Inc. and JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 filed on April 20, 1999.
(10.6)		Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.6 of Registrant’s Form 10 filed on April 20, 1999.

(10.7)		Jefferies Group, Inc. Deferred Compensation Plan, dated effective January 1, 2001 is incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 30, 2001.
(10.8)		Letter agreement between Frank E. Baxter and Registrant dated February 15, 2002 is incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-Q filed on May 10, 2002.
(10	.9)*	Letter agreement between Lloyd H. Feller and Registrant dated November 4, 2002.
(12	.1)*	Computation of Ratio of Earnings to Fixed Charges.
(21	)*	List of Subsidiaries of Registrant.
(23	)*	Consent of KPMG LLP.
(99	.1)*	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

      Exhibits 10.1, 10.2, 10.7, 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

All other Exhibits are omitted because they are not applicable.

      (b) On October 7, 2002, the Company filed a Form 8-K disclosing a letter received from Sheldon B. Lubar dated October 1, 2002, resigning as a director of the Company effective October 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

By	/s/ RICHARD B. HANDLER

Richard B. Handler
Chairman of the Board of Directors

Dated: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	March 28, 2003

/s/ JOHN C. SHAW, JR. John C. Shaw, Jr.	Director, President and Chief Operating Officer	March 28, 2003

/s/ JOSEPH A. SCHENK Joseph A. Schenk	Executive Vice President and Chief Financial Officer	March 28, 2003

/s/ W. PATRICK CAMPBELL W. Patrick Campbell	Director	March 28, 2003

/s/ RICHARD G. DOOLEY Richard G. Dooley	Director	March 28, 2003

/s/ FRANK J. MACCHIAROLA Frank J. Macchiarola	Director	March 28, 2003

CERTIFICATIONS

I, Joseph A. Schenk, certify that:

1. I have reviewed this annual report on Form 10-K of Jefferies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOSEPH A. SCHENK

Joseph A. Schenk
Chief Financial Officer

Date: March 28, 2003

I, Richard B. Handler, certify that:

1. I have reviewed this annual report on Form 10-K of Jefferies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD B. HANDLER

Richard B. Handler
Chief Executive Officer

Date: March 28, 2003