Form 10-Q
period 2003-03-28
JEFFERIES GROUP INC /DE/
filed 2003-05-09
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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
  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes [X]    No [  ]

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 27,672,843 shares as of the close of business April 25, 2003.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 28, 2003

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition -
	March 28, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Earnings (unaudited) -
	Three Months Ended March 28, 2003	4
	Consolidated Statement of Changes in Stockholders’ Equity (unaudited) -
	Three Months Ended March 28, 2003	5
	Consolidated Statements of Cash Flows (unaudited) -
	Three Months Ended March 28, 2003 and March 29, 2002	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	20
Signature		21
Certifications		21

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	March 28,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$36,462	$39,948
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	236,112	288,576
Securities borrowed	7,430,528	5,119,352
Receivable from brokers, dealers and clearing organizations	167,583	102,371
Receivable from customers	189,824	206,329
Securities owned	479,519	452,375
Securities pledged to creditors	84,812	56,348
Investments	351,921	334,361
Premises and equipment	50,062	49,355
Goodwill	57,322	55,472
Other assets	249,596	194,204

	$9,333,741	$6,898,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$42,000	$12,000
Securities loaned	7,210,478	4,738,938
Payable to brokers, dealers and clearing organizations	101,205	109,077
Payable to customers	356,093	481,346
Securities sold, not yet purchased	271,367	239,285
Accrued expenses and other liabilities	241,143	236,922

	8,222,286	5,817,568
Long-term convertible debt	3,407	3,319
Long-term debt	447,661	449,287

	8,673,354	6,270,174

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 30,334,905 shares in 2003 and 29,641,148 shares in 2002	3	3
Additional paid-in capital	249,283	226,787
Retained earnings	509,253	496,418
Less:
Treasury stock, at cost, 2,766,999 shares in 2003 and 2,689,108 shares in 2002	(93,710)	(90,817)
Accumulated other comprehensive loss:
Currency translation adjustments	1,327	1,895
Additional minimum pension liability	(5,769)	(5,769)

Total accumulated other comprehensive loss	(4,442)	(3,874)

Total stockholders’ equity	660,387	628,517

	$9,333,741	$6,898,691

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended

	March 28,	March 29,
	2003	2002

Revenues:
Commissions	$56,657	$64,573
Principal transactions	58,689	66,667
Investment banking	44,203	37,668
Interest	21,499	21,629
Asset management	2,677	3,487
Other	1,574	1,318

Total revenues	185,299	195,342
Interest expense	21,050	17,598

Revenues, net of interest expense	164,249	177,744

Non-interest expenses:
Compensation and benefits	95,397	104,567
Floor brokerage and clearing fees	10,812	14,148
Technology and communications	14,471	11,395
Occupancy and equipment rental	7,326	6,158
Business development	6,050	6,304
Other	6,936	5,208

Total non-interest expenses	140,992	147,780

Earnings before income taxes	23,257	29,964
Income taxes	9,072	12,292

Net earnings	$14,185	$17,672

Earnings per share:
Basic	$0.57	$0.71
Diluted	$0.50	$0.65
Weighted average shares:
Basic	24,905	24,766
Diluted	28,562	27,380
Fixed charge coverage ratio	3.9X	6.3X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 28, 2003
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2002	$3	$226,787	$496,418	$(90,817)	$(3,874)	$628,517
Exercise of stock options, including tax benefits (20,049 shares)	—	551	—	—	—	551
Purchase of treasury stock (56,092 shares)	—	—	—	(2,097)	—	(2,097)
Issuance of ESPP / SSPP shares (54,136 shares)	—	1,902	—	—	—	1,902
Issuance of restricted stock (597,773 shares), net of forfeitures, and additional vesting of restricted stock shares, including tax benefits	—	20,393	—	(796)	—	19,597
Employee stock ownership plan amortization and stock purchases, net	—	(350)	—	—	—	(350)
Quarterly dividends ($.05 per share per quarter)	—	—	(1,350)	—	—	(1,350)
Comprehensive income:
Net earnings	—	—	14,185	—	—	14,185
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	(568)	(568)

Comprehensive income	—	—	—	—	—	13,617

Balance, March 28, 2003	$3	$249,283	$509,253	$(93,710)	$(4,442)	$660,387

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended

	March 28,	March 29,
	2003	2002

Cash flows from operating activities:
Net earnings	$14,185	$17,672

Adjustments to reconcile net earnings to net cash provided by (used in) operation activities:
Depreciation and amortization	3,235	5,268
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	52,464	(22,694)
(Increase) decrease in receivables:
Securities borrowed	(2,311,176)	(64,881)
Brokers, dealers and clearing organizations	(65,212)	(62,417)
Customers	16,505	(107,983)
Increase in securities owned	(27,144)	(170,896)
Increase in securities pledged to creditors	(28,464)	(3,671)
Increase in investments	(17,560)	(293,599)
Increase in other assets	(57,157)	(417)
Increase (decrease) in operating payables:
Securities loaned	2,471,540	59,376
Brokers, dealers and clearing organizations	(7,872)	(23,266)
Customers	(125,253)	43,236
Increase in securities sold, not yet purchased	32,082	57,208
Increase (decrease) in accrued expenses and other liabilities	4,221	(30,572)

Total adjustments	(59,791)	(615,308)

Net cash used in operating activities	(45,606)	(597,636)

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended

	March 28,	March 29,
	2003	2002

Cash flows from investing activities:
Quarterdeck Investment Partners, LLC acquisition	(1,828)	—
Lawrence Helfant, Inc. acquisition	(22)	—
Purchase of premises and equipment	(4,153)	(3,032)

Net cash flows used in investing activities	(6,003)	(3,032)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	30,000	134,000
Issuance of 8 7/8% Senior Notes	—	315,315
Repurchase of treasury stock	(2,097)	(27,725)
Dividends paid	(1,350)	(1,312)
Exercise of stock options	551	264
Issuance of ESPP / SSPP shares	1,902	1,957
Issuance of restricted stock, net of forfeitures	19,597	14,668

Net cash provided by financing activities	48,603	437,167

Effect of foreign currency translation on cash	(480)	(1,018)

Net decrease in cash and cash equivalents	(3,486)	(164,519)
Cash and cash equivalents - beginning of period	39,948	188,106

Cash and cash equivalents - end of period	$36,462	$23,587

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,787	$16,255

Income taxes	$16,471	$12,456

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. (“Group”) and all its subsidiaries (collectively, “the Company”), including Jefferies & Company, Inc. (“Jefferies”) and Helfant Group, Inc. (“Helfant”). The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield, as well as investment banking, fundamental research and asset management activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the interim periods ended March 28, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Securities Transactions

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

     Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

Additional Paid in Capital

     The following is a summary of additional paid in capital as of March 28, 2003 and December 31, 2002 (in thousands of dollars):

	March 28,	Dec. 31,
	2003	2002

Gross additional paid in capital	$328,687	$272,020
Deferred compensation	(79,404)	(45,233)

Additional paid in capital	$249,283	$226,787

Stock-Based Compensation

     On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under Financial Accounting Standard Board (FASB) No. 123, Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. Therefore, employee stock options granted on and after January 1, 2003 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In 2003, there were no new stock option grants, however, the Company recorded compensation cost related to the employee stock purchase plan which was based on the discount from market.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of FASB No. 123. Accordingly, the Company has not recognized compensation expense related to stock options granted prior to January 1, 2003 and shares issued to participants in the Company’s employee stock purchase plan prior to January 1, 2003.

     Therefore, the cost related to stock-based compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123.

     Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended

	March 28,	March 29,
	2003	2002

Net earnings, as reported	$14,185	$17,672
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,608	5,470
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,869)	(6,381)

Pro forma net earnings	$12,924	$16,761

Earnings per share:
Basic – as reported	$0.57	$0.71

Basic – pro forma	$0.52	$0.68

Diluted – as reported	$0.50	$0.65

Diluted – pro forma	$0.45	$0.61

Receivable from, and Payable to, Customers

     Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying unaudited consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 28, 2003 (in thousands of dollars):

		Securities
		Sold,
	Securities	Not Yet
	Owned	Purchased

Corporate equity securities	$113,962	$89,634
High-yield securities	151,059	5,360
Corporate debt securities	174,483	138,505
U.S. Government and agency obligations	33,824	35,951
Options	6,191	1,917

	$479,519	$271,367

     The following is a summary of the market value of major categories of securities pledged to creditors as of March 28, 2003 (in thousands of dollars):

Corporate equity securities	$3,095
High-yield securities	79,183
Corporate debt securities	2,534

$84,812

Investments

     Investments consisted of the following as of March 28, 2003 (in thousands of dollars):

Short-term bond funds	$218,094
Debt and equity investments	7,167
Partnership interests	36,003
Equity and debt interests in affiliates	90,657

$351,921

     Included in equity and debt interests in affiliates as of March 28, 2003 is $56.5 million, relating to the Company’s interest in the three high yield funds that the Company manages.

Long-Term Convertible Debt and Long-Term Debt

     The following summarizes long-term convertible debt and long-term debt outstanding as of March 28, 2003 (in thousands of dollars):

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$3,407

Long-Term Debt
7½% Senior Notes, due 2007, less unamortized discount of $123	$99,877
7¾% Senior Notes, due 2012, less unamortized discount of $7,031	346,484
10% Subordinated Loans, due 2003	1,000
10% Subordinated Loans, due 2004	300

$447,661

     The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7¾% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7¾% senior notes,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

after giving effect to the swaps, is 3.42%. The fair value of the mark to market of the swaps was positive $28.5 million as of March 28, 2003, which was recorded as an increase in the book value of the debt and an increase in other assets.

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 28, 2003 (in thousands of dollars):

Cash in banks	$20,277
Short term investments	16,185

$36,462

Goodwill

     Goodwill represents the excess of cost over net assets acquired and is included in other assets. Goodwill is no longer amortized, but will be tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. In the first quarter of 2003, goodwill associated with the Quarterdeck acquisition increased approximately $1.8 million, mostly related to additional consideration.

Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month ended March 28, 2003 and March 29, 2002 (in thousands, except per share amounts):

	Three Months Ended

	Mar. 28,	Mar. 29,
	2003	2002

Net earnings	$14,185	$17,672

Shares for basic and diluted calculations:
Average shares used in basic computation	24,905	24,766
Stock options	779	879
Restricted / deferred stock	2,878	1,735

Average shares used in diluted computation	28,562	27,380

Earnings per share:
Basic	$0.57	$0.71

Diluted	$0.50	$0.65

Asset Management

     The following summarizes revenues from asset management for the three-month periods ended March 28, 2003 and March 29, 2002 (in thousands of dollars):

	Three Months Ended

	March 28,	March 29,
	2003	2002

High Yield (HY)
Performance based	$1,062	$1,798
Asset based	779	826
Non-HY Employee Funds	81	86
International	755	777

Total	$2,677	$3,487

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Other Comprehensive Gain (Loss)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at March 28, 2003 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2002	$1,895	$(5,769)	$(3,874)
Change in first quarter of 2003	(568)	—	(568)

Ending at March 28, 2003	$1,327	$(5,769)	$(4,442)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at March 29, 2002 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2001	$(2,403)	$(2,301)	$(4,704)
Change in first quarter of 2002	(953)	—	(953)

Ending at March 29, 2002	$(3,356)	$(2,301)	$(5,657)

     Comprehensive income for the three-months ended March 28, 2003 and March 29, 2002 was as follows (in thousands of dollars):

	March 28,	March 29,
	2003	2002

Net earnings	$14,185	$17,672
Other comprehensive loss	(568)	(953)

Comprehensive income	$13,617	$16,719

Net Capital Requirements

     As registered broker-dealers, Jefferies and Helfant are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies and Helfant have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     Net capital changes from day to day, but as of March 28, 2003, Jefferies’ and Helfant’s net capital was $269.8 million and $7.3 million, respectively, which exceeded minimum net capital requirements by $264.8 million and $7.0 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Dividends per Common Share (declared and paid):

1st Qtr.

2003	$.05
2002	$.05

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

     The Company adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires that the Company recognize the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

     In the normal course of business, the Company had letters of credit outstanding aggregating $33.7 million at March 28, 2003, to satisfy various collateral requirements in lieu of depositing cash or securities. Substantially all of these letters of credit were issued before December 31, 2002 and the current carrying amount of the aggregate liability is $0.

     As of March 28, 2003, the Company had outstanding guarantees of $35.6 million primarily relating to undrawn bank credit obligations of two affiliated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. In addition, as of March 28, 2003, the Company had commitments to invest up to $19.7 million in various investments.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

     There are included or incorporated by reference in this report statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the Company’s future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believes,” “could”, “may,” “will,” or similar expressions, whether in the negative or affirmative. These forward-looking statements represent only the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report, particularly under the heading “Factors Affecting the Company’s Business” and in documents incorporated by reference in this report. The Company does not assume any obligation to update any forward-looking statement it makes.

Analysis of Financial Condition

     Total assets increased $2,435.0 million from $6,898.7 million at December 31, 2002 to $9,333.7 million at March 28, 2003. The increase in total assets mostly relates to net increases of $2,311.2 million in securities borrowed. Total liabilities increased $2,403.2 million from $6,270.2 million at December 31, 2002 to $8,673.4 million at March 28, 2003. The increase in total liabilities mostly relates to net increases of $2,471.5 million in securities loaned. The increase in securities borrowed and securities loaned is mostly related to the Company’s Matched Book business.

Revenues by Source

     The following provides a breakdown of total revenues by source for the three months ended March 28, 2003 and March 29, 2002.

	Three Months Ended

	March 28, 2003		March 29, 2002

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

	(Dollars in thousands)
Commissions and principal transactions:
Equities	$69,993	38%	$83,163	43%
International	16,231	9	16,985	9
High Yield	10,835	6	10,263	5
Convertibles	8,184	4	7,463	4
Execution	5,089	3	8,826	4
Other proprietary trading	5,014	2	4,540	2

Total	115,346	62	131,240	67
Investment banking	44,203	24	37,668	19
Interest	21,499	12	21,629	11
Asset management	2,677	1	3,487	2
Other	1,574	1	1,318	1

Total revenues	$185,299	100%	$195,342	100%

First Quarter 2003 Versus First Quarter 2002

     Revenues, net of interest expense, were down $13.5 million, or 8%, to $164.2 million, compared to $177.7 million for the first quarter of 2002. The decrease was due primarily to a $15.9 million, or 12%, decrease in trading revenues (commissions and principal transactions), a $3.6 million decrease in net interest income (interest revenues less interest

JEFFERIES GROUP, INC. AND SUBSIDIARIES

expense), and a $810,000,or 23%, decrease in asset management, partially offset by a $6.5 million, or 17%, increase in investment banking. Trading revenues decreased mostly due to Equities and the Helfant execution business. Investment banking revenues increased partly due to over $24 million in various high yield and related financings and more than $18 million in advisory fees, including mergers and acquisition and restructuring. The Company completed nine public and private debt transactions during the quarter and the advisory and restructuring business was strong as it worked on over 40 different assignments during the quarter. Net interest income was down largely due to increased interest expense on long term debt. Asset management revenues decreased primarily as a result of the slowdown in the high yield market and the related decrease in performance fees for funds under management.

     Total non-interest expenses were down $6.8 million, or 5%, to $141.0 million, compared to $147.8 million for the first quarter of 2002. Compensation and benefits decreased $9.2 million, or 9%, in line with the decrease in revenues. The Company was able to maintain its compensation/net revenues ratio at approximately 58%. This was possible even with reduced revenues and increased headcount, due to the variable nature of the Company’s compensation structure. Floor brokerage and clearing fees decreased $3.3 million, or 24%, primarily due to reduced trading volumes of Equities and Helfant. Other expense increased $1.7 million, or 33%, largely due to higher legal expenses. Technology and communications increased $3.1 million, or 27%, largely due to new services related to program trading, increased headcount and certain one time technology related reversals in the prior year. Occupancy and equipment rental increased $1.2 million, or 19%, mostly due to office expansion. Business development expense remained relatively unchanged as compared to the prior year’s quarter.

     Earnings before income taxes were down 22% to $23.3 million, compared to $30.0 million for the same prior year period. The effective tax rate was approximately 39% for the first quarter of 2003 compared to 41% for the first quarter of 2002. The mix of business (geographically and by product) favorably impacted the effective tax rate for 2003. Net earnings were down $3.5 million, or 20%, to $14.2 million, compared to $17.7 million for the same prior year period.

     Basic net earnings per share were $0.57 for the first quarter of 2003 on 24,905,000 shares compared to $0.71 in the 2002 period on 24,766,000 shares. Diluted net earnings per share were $0.50 for the first quarter of 2003 on 28,562,000 shares compared to $0.65 in the comparable 2002 period on 27,380,000 shares.

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

     The Company’s assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. The Company has arrangements with banks for unsecured financing of $215.0 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has $33.7 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

     Jefferies and Helfant Group are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Helfant Group have consistently operated in excess of the minimum requirements. As of March 28, 2003, Jefferies’ and Helfant Group’s net capital was $269.8 million and $7.3 million, respectively, which exceeded minimum net capital requirements by $264.8 million and $7.0 million, respectively. Jefferies and Helfant Group use the alternative method of calculation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     The Company’s liquidity and capital resources are largely unchanged since December 31, 2002.

     During the three months ended March 28, 2003, the Company purchased 56,092 shares of stock for $2.1 million, at prices ranging from $33.39 to $38.01 per share.

     As of March 28, 2003, the Company had outstanding guarantees of $35.6 million primarily relating to undrawn bank credit obligations of two affiliated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. In addition, as of March 28, 2003, the Company had commitments to invest up to $19.7 million in various investments.

Critical Accounting Policies

     The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and related notes. Actual results will inevitably differ from estimates. These differences could be material to the financial statements.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Proprietary Trading Activities Expose the Company to Risk of Loss.

     A significant amount of the Company’s revenues are derived from proprietary trading in which the Company acts as principal. The Company may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible and equity securities for its own account and from other program or proprietary trading. In any period, the Company may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, the Company may have large position concentrations in a single security, securities of a single issuer or issuers engaged in a specific industry. In general, because the Company’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of the Company’s operating profits.

Reduced Spreads in Securities Trading Activities Could Harm Our Business.

     Since early 2001, the differences, or spreads, between bid and ask prices for securities traded on the national securities exchanges and in the Nasdaq Stock Market have narrowed, resulting in a reduction in revenues per transaction earned from the Company’s trading operations in which it acts as principal. A further reduction in spreads could have a material adverse impact on the Company’s revenues from principal transactions.

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

The Company’s Business is Substantially Dependent on the Company’s Chief Executive Officer.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The Company’s Business Depends on its Ability to Maintain Adequate Levels of Personnel

     The Company has recently made substantial increases in the number of its personnel. If a significant number of the Company’s personnel leave, or if the Company’s business volume increases significantly over current volume, the Company could be compelled to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom the Company could hire. This could hinder the Company’s ability to expand or cause a backlog in the Company’s handling of investment banking transactions or the processing of brokerage orders, all of which could harm the Company’s business, financial condition and operating results.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s market risk is largely unchanged from December 31, 2002.

Item 4. Controls and Procedures

     Within 90 days prior to the filing of this quarterly report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 30, 1999.

3.2	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10.1*	Jefferies Group, Inc. Stock Option Gain and Stock Award Deferral Program dated effective as of January 21, 2003.

99.1*	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

     Exhibit 10.1 is a management contract or compensatory plan or arrangement.

     (b)  Reports on 8-K

     On April 15, 2003, Jefferies Group, Inc. furnished its press release announcing financial results for the quarter ended March 28, 2003 on Form 8-K.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.

(Registrant)

Date:	May 9, 2003	By:	/s/ Joseph A. Schenk

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

Date:	May 9, 2003	By:	/s/ Joseph A. Schenk

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

Date:	May 9, 2003	By:	/s/ Richard B. Handler

Richard B. Handler
Chief Executive Officer