Form 10-Q
period 2003-06-27
JEFFERIES GROUP INC /DE/
filed 2003-08-08
CIK 1084580

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒   No   ☐

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 55,904,964 shares as of the close of business July 25, 2003 (restated to reflect the effect of the two-for-one stock split to be effected as a stock dividend on August 15, 2003).

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 27, 2003

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	June 27,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$26,616	$39,948
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	245,791	288,576
Securities borrowed	6,954,632	5,119,352
Receivable from brokers, dealers and clearing organizations	194,610	102,371
Receivable from customers	349,651	206,329
Securities owned	715,669	452,375
Securities pledged to creditors	55,936	56,348
Investments	361,929	334,361
Premises and equipment	49,605	49,355
Goodwill	57,579	55,472
Other assets	255,111	194,204

	$9,267,129	$6,898,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$164,000	$12,000
Securities loaned	6,592,269	4,738,938
Payable to brokers, dealers and clearing organizations	201,390	109,077
Payable to customers	437,952	481,346
Securities sold, not yet purchased	450,121	239,285
Accrued expenses and other liabilities	277,314	236,922

	8,123,046	5,817,568
Long-term convertible debt	3,614	3,319
Long-term debt	456,031	449,287
Minority interest	1,123	—

	8,583,814	6,270,174

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 61,429,050 shares in 2003 and 58,282,296 shares in 2002	6	3
Additional paid-in capital	263,088	226,787
Retained earnings	526,605	496,418
Less:
Treasury stock, at cost, 6,287,464 shares in 2003 and 5,378,216 shares in 2002	(104,120)	(90,817)
Accumulated other comprehensive loss:
Currency translation adjustments	3,505	1,895
Additional minimum pension liability	(5,769)	(5,769)

Total accumulated other comprehensive loss	(2,264)	(3,874)

Total stockholders’ equity	683,315	628,517

	$9,267,129	$6,898,691

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Revenues:
Commissions	$69,770	$63,063	$126,427	$127,636
Principal transactions	80,437	67,288	139,126	133,955
Investment banking	44,716	41,650	88,919	79,318
Interest	30,701	24,447	52,200	46,076
Asset management	3,010	2,724	5,687	6,211
Other	1,575	1,705	3,149	3,023

Total revenues	230,209	200,877	415,508	396,219
Interest expense	31,378	22,748	52,428	40,346

Revenues, net of interest expense	198,831	178,129	363,080	355,873

Non-interest expenses:
Compensation and benefits	114,115	101,715	209,512	206,282
Floor brokerage and clearing fees	12,483	13,442	23,295	27,590
Technology and communications	14,153	13,998	28,624	25,393
Occupancy and equipment rental	9,499	6,148	16,825	12,306
Business development	5,519	5,686	11,569	11,990
Other	10,760	7,243	17,696	12,451

Total non-interest expenses	166,529	148,232	307,521	296,012

Earnings before income taxes and minority interest	32,302	29,897	55,559	59,861
Income taxes	11,640	12,282	20,712	24,574

Earnings before minority interest	20,662	17,615	34,847	35,287
Minority interest in earnings of consolidated subsidiaries, net	1,924	—	1,924	—

Net earnings	$18,738	$17,615	$32,923	$35,287

Earnings per share:
Basic	$0.37	$0.36	$0.66	$0.71
Diluted	$0.32	$0.32	$0.57	$0.64
Weighted average shares:
Basic	50,204	49,251	50,012	49,389
Diluted	58,077	54,873	57,591	54,814
Fixed charge coverage ratio	4.8X	4.7X	4.4X	5.4X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 27, 2003
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders'
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2002	$3	$226,787	$496,418	$(90,817)	$(3,874)	$628,517
Exercise of stock options, including tax benefits (224,744 shares)	—	3,062	—	—	—	3,062
Purchase of treasury stock (149,130 shares)	—	—	—	(2,904)	—	(2,904)
Issuance of ESPP / SSPP shares (108,272 shares)	—	1,902	—	—	—	1,902
Issuance of restricted / deferred stock (1,053,620 shares), net of forfeitures, and additional vesting, including tax benefits	—	31,690	—	(10,399)	—	21,291
Employee stock ownership plan amortization and stock purchases, net	—	(350)	—	—	—	(350)
Quarterly dividends ($.025 per share per quarter)	—	—	(2,736)	—	—	(2,736)
Comprehensive income:
Net earnings	—	—	32,923	—	—	32,923
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	1,610	1,610

Comprehensive income	—	—	—	—	—	34,533
Two-for-one stock split	3	(3)	—	—	—	—

Balance, June 27, 2003	$6	$263,088	$526,605	$(104,120)	$(2,264)	$683,315

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended

	June 27,	June 28,
	2003	2002

Cash flows from operating activities:
Net earnings	$32,923	$35,287

Adjustments to reconcile net earnings to net cash used in operation activities:
Depreciation and amortization	6,674	10,552
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	42,785	(22,697)
(Increase) decrease in receivables:
Securities borrowed	(1,835,280)	649,095
Brokers, dealers and clearing organizations	(92,239)	(63,622)
Customers	(143,322)	(58,407)
Increase in securities owned	(263,294)	(173,180)
Decrease in securities pledged to creditors	412	16,345
Increase in investments	(27,568)	(243,876)
Increase in other assets	(54,444)	(9,804)
Increase (decrease) in operating payables:
Securities loaned	1,853,331	(791,649)
Brokers, dealers and clearing organizations	92,313	92,623
Customers	(43,394)	30,679
Increase in securities sold, not yet purchased	210,836	47,673
Increase (decrease) in accrued expenses and other liabilities	40,392	(12,401)

Total adjustments	(212,798)	(528,669)

Net cash used in operating activities	(179,875)	(493,382)

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended

	June 27,	June 28,
	2003	2002

Cash flows from investing activities:
Quarterdeck Investment Partners, LLC acquisition	(2,085)	—
Lawrence Helfant, Inc. acquisition	(22)	—
Purchase of premises and equipment	(6,993)	(6,921)

Net cash flows used in investing activities	(9,100)	(6,921)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	152,000	71,000
Issuance of 7 3/4% Senior Notes	—	315,315
Retirement of 8 7/8% Senior Notes	—	(49,861)
Increase in minority interest	1,123	—
Repurchase of treasury stock	(2,904)	(37,080)
Dividends paid	(2,736)	(2,673)
Exercise of stock options	3,062	2,126
Issuance of ESPP / SSPP shares	1,902	1,957
Issuance of common shares	—	370
Issuance of restricted / deferred stock, net of forfeitures	21,291	23,246

Net cash provided by financing activities	173,738	324,400

Effect of foreign currency translation on cash	1,905	2,603

Net decrease in cash and cash equivalents	(13,332)	(173,300)
Cash and cash equivalents — beginning of period	39,948	188,106

Cash and cash equivalents — end of period	$26,616	$14,806

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,601	$33,631

Income taxes	$33,193	$30,185

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. (“Group”) and all its subsidiaries (collectively, “the Company”), including Jefferies & Company, Inc. (“Jefferies”) and Helfant Group, Inc. (“Helfant”). The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield securities, as well as investment banking, fundamental research and asset management activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the interim periods ended June 27, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Securities Transactions

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

     Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

Common Stock

     On July 14, 2003, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split will be effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information included in the consolidated financial statements and notes thereto has been restated to retroactively reflect the effect of the two-for-one stock split.

Additional Paid in Capital

     The following is a summary of additional paid in capital as of June 27, 2003 and December 31, 2002 (in thousands of dollars):

	June 27,	Dec. 31,
	2003	2002

Gross additional paid in capital	$335,198	$272,020
Deferred compensation	(72,110)	(45,233)

Additional paid in capital	$263,088	$226,787

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

     On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under Financial Accounting Standard Board (FASB) No. 123, Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. Therefore, employee stock options granted on and after January 1, 2003 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In 2003, the Company recorded compensation cost of $76,000 related to new stock option grants and $200,000 related to the employee stock purchase plan, which was based on the discount from market. The fair value of the 88,306 options granted in 2003 under the Company’s plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.5%; expected volatility of 33.4%; risk-free interest rates of 3.1%; and expected lives of 5.7 years.

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

     Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net earnings, as reported	$18,738	$17,615	$32,923	$35,287
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,856	5,332	13,464	10,802
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,076)	(6,648)	(15,945)	(13,029)

Pro forma net earnings	$17,518	$16,299	$30,442	$33,060

Earnings per share:
Basic – as reported	$0.37	$0.36	$0.66	$0.71

Basic – pro forma	$0.35	$0.33	$0.61	$0.67

Diluted – as reported	$0.32	$0.32	$0.57	$0.64

Diluted – pro forma	$0.30	$0.30	$0.53	$0.60

Receivable from, and Payable to, Customers

     Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying unaudited consolidated financial statements.

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 27, 2003 and December 31, 2002 (in thousands of dollars):

	June 27, 2003		December 31, 2002

		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$201,878	$101,749	$115,895	$83,769
High-yield securities	167,936	16,693	144,388	2,858
Corporate debt securities	277,384	261,021	176,067	117,072
U.S. Government and agency obligations	62,758	68,275	10,939	32,791
Options	5,713	2,383	5,086	2,795

	$715,669	$450,121	$452,375	$239,285

     The following is a summary of the market value of major categories of securities pledged to creditors as of June 27, 2003 and December 31, 2002 (in thousands of dollars):

	June 27, 2003	December 31, 2002

Corporate equity securities	$22,441	$35,774
High-yield securities	22,158	2,602
Corporate debt securities	11,337	17,972

	$55,936	$56,348

Investments

     Investments consisted of the following as of June 27, 2003 and December 31, 2002 (in thousands of dollars):

	June 27, 2003	December 31, 2002

Short-term bond funds	$214,480	$192,660
Debt and equity investments	21,064	36,246
Partnership interests	35,467	7,304
Equity and debt interests in affiliates	90,918	98,151

	$361,929	$334,361

     Included in equity and debt interests in affiliates as of June 27, 2003 and December 31, 2002 is $59.0 million and $63.1 million, respectively, relating to the Company’s interest in the three high yield funds that the Company manages.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Convertible Debt and Long-Term Debt

     The following summarizes long-term convertible debt and long-term debt outstanding as of June 27, 2003 and December 31, 2002 (in thousands of dollars):

	June 27, 2003	December 31, 2002

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$3,614	$3,319

Long-Term Debt
7 1/2% Senior Notes, due 2007, less unamortized discount of $116 (2003)	$99,884	$99,870
7 3/4% Senior Notes, due 2012, less unamortized discount of $6,896 (2003)	354,847	348,117
10% Subordinated Loans, due 2003	1,000	1,000
10% Subordinated Loans, due 2004	300	300

	$456,031	$449,287

     The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.28%. The fair value of the mark to market of the swaps was positive $36.7 million as of June 27, 2003, which was recorded as an increase in the book value of the debt and an increase in other assets.

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 27, 2003 and December 31, 2002 (in thousands of dollars):

	June 27, 2003	December 31, 2002

Cash in banks	$9,829	$24,151
Short term investments	16,787	15,797

	$26,616	$39,948

Goodwill

     Goodwill represents the excess of cost over net assets acquired and is included in other assets. Goodwill is no longer amortized, but is tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. In 2003, goodwill associated with the Quarterdeck acquisition increased approximately $2.1 million, mostly related to additional consideration.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and six-month periods ended June 27, 2003 and June 28, 2002 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net earnings	$18,738	$17,615	$32,923	$35,287

Shares for basic and diluted calculations:
Average shares used in basic computation	50,204	49,251	50,012	49,389
Stock options	1,507	1,790	1,518	1,774
Restricted / deferred stock	6,366	3,832	6,061	3,651

Average shares used in diluted computation	58,077	54,873	57,591	54,814

Earnings per share:
Basic	$0.37	$0.36	$0.66	$0.71

Diluted	$0.32	$0.32	$0.57	$0.64

Asset Management

     The following summarizes revenues from asset management for the three-month and six-month periods ended June 27, 2003 and June 28, 2002 (in thousands of dollars):

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

High Yield (HY)
Performance based	$1,020	$1,237	$2,082	$3,035
Asset based	936	789	1,715	1,615
Non-HY Employee Funds	84	84	165	171
International	970	614	1,725	1,390

Total	$3,010	$2,724	$5,687	$6,211

Other Comprehensive Gain (Loss)

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 27, 2003 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at March 28, 2003	$1,327	$(5,769)	$(4,442)
Change in second quarter of 2003	2,178	—	2,178

Ending at June 27, 2003	$3,505	$(5,769)	$(2,264)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 28, 2002 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at March 29, 2002	$(3,356)	$(2,301)	$(5,657)
Change in second quarter of 2002	3,240	—	3,240

Ending at June 28, 2002	$(116)	$(2,301)	$(2,417)

     Comprehensive income for the three-months ended June 27, 2003 and June 28, 2002 was as follows (in thousands of dollars):

	June 27,	June 28,
	2003	2002

Net earnings	$18,738	$17,615
Other comprehensive gain	2,178	3,240

Comprehensive income	$20,916	$20,855

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 27, 2003 and for the six-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2002	$1,895	$(5,769)	$(3,874)
Change in first half of 2003	1,610	—	1,610

Ending at June 27, 2003	$3,505	$(5,769)	$(2,264)

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 28, 2002 and for the six-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2001	$(2,403)	$(2,301)	$(4,704)
Change in first half of 2002	2,287	—	2,287

Ending at June 28, 2002	$(116)	$(2,301)	$(2,417)

     Comprehensive income for the six-months ended June 27, 2003 and June 28, 2002 was as follows (in thousands of dollars):

	June 27,	June 28,
	2003	2002

Net earnings	$32,923	$35,287
Other comprehensive gain	1,610	2,287

Comprehensive income	$34,533	$37,574

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Minority Interest

     Minority interest represents the minority stockholders’ proportionate share of the equity of RTS Fund LLC (“RTS”), Bonds Direct Securities LLC (“Bonds Direct”), and Asymmetric Capital Management Limited (“ACM”). At June 27, 2003, Jefferies Group, Inc. owned approximately 46% of RTS, 55% of Bonds Direct, and 50% of ACM.

Net Capital Requirements

     As registered broker-dealers, Jefferies, Helfant and Bonds Direct are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Helfant and Bonds Direct have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     Net capital changes from day to day, but as of June 27, 2003, Jefferies’, Helfant’s and Bonds Direct’s net capital was $268.1 million, $7.5 million and $3.0 million, respectively, which exceeded minimum net capital requirements by $260.9 million, $7.3 million and $2.7 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr.

2003	$.025	$.025
2002	$.025	$.025

     On July 14, 2003, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split will be effected as a stock dividend of one share for each one share outstanding on the record date.

     The Company also declared an increased quarterly dividend of $0.08 per share on a post-split basis, up from the $0.025 per share (post-split) paid in the prior quarter. The dividend will be payable on September 16, 2003 to stockholders of record as of August 26, 2003.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     In the normal course of business, the Company had letters of credit outstanding aggregating $20.9 million at June 27, 2003, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

     As of June 27, 2003, the Company had outstanding guarantees of $33.1 million primarily relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. In addition, as of June 27, 2003, the Company had commitments to invest up to $9.8 million in various investments.

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

Segment Reporting

     The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company’s business is predominantly in the United States with approximately 10% of revenues and approximately 2% of assets attributable to international operations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

     There are included or incorporated by reference in this report statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the Company’s future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believes,” “could,” “expect,” “may,” “will,” or similar expressions, whether in the negative or affirmative. These forward-looking statements represent only the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report, particularly under the heading “Factors Affecting the Company’s Business” and in documents incorporated by reference in this report. The Company does not assume any obligation to update any forward-looking statement it makes.

Analysis of Financial Condition

     Total assets increased $2,368.4 million from $6,898.7 million at December 31, 2002 to $9,267.1 million at June 27, 2003. The increase in total assets mostly relates to net increases of $1,835.3 million in securities borrowed. Total liabilities increased $2,313.6 million from $6,270.2 million at December 31, 2002 to $8,583.8 million at June 27, 2003. The increase in total liabilities mostly relates to net increases of $1,853.3 million in securities loaned. The increase in securities borrowed and securities loaned is mostly related to the Company’s Matched Book business.

     On July 14, 2003, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split will be effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split.

Revenues by Source

     The following provides a breakdown of total revenues by source for the three-month and six-month periods ended June 27, 2003 and June 28, 2002.

	Three Months Ended

	June 27, 2003		June 28, 2002

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:
Equities	$85,047	37%	$76,257	38%
International	25,618	11	19,563	10
High Yield	9,434	4	9,826	5
Convertibles	8,570	4	7,573	4
Execution	5,946	3	8,262	4
Bonds Direct	6,038	3	2,641	1
Other proprietary trading	9,554	4	6,229	3

Total	150,207	66	130,351	65
Investment banking	44,716	19	41,650	21
Interest	30,701	13	24,447	12
Asset management	3,010	1	2,724	1
Other	1,575	1	1,705	1

Total revenues	$230,209	100%	$200,877	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Six Months Ended

	June 27, 2003		June 28, 2002

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:
Equities	$155,040	37%	$159,420	40%
International	41,849	10	36,548	9
High Yield	20,269	5	20,089	5
Convertibles	16,754	4	15,036	4
Execution	11,035	3	17,088	4
Bonds Direct	10,576	3	4,500	1
Other proprietary trading	10,030	2	8,910	2

Total	265,553	64	261,591	65
Investment banking	88,919	21	79,318	20
Interest	52,200	13	46,076	12
Asset management	5,687	1	6,211	2
Other	3,149	1	3,023	1

Total revenues	$415,508	100%	$396,219	100%

Second Quarter 2003 Versus Second Quarter 2002

     Revenues, net of interest expense, were up $20.7 million, or 12%, to $198.8 million, compared to $178.1 million for the second quarter of 2002. The increase was due primarily to a $19.9 million, or 15%, increase in trading revenues (commissions and principal transactions), a $3.1 million, or 7%, increase in investment banking, and a $286,000, or 10%, increase in asset management, partially offset by a $2.4 million decrease in net interest income (interest revenues less interest expense). Trading revenues increased mostly due to Equities and International. Investment banking revenues increased partly due to various high yield and related financings and advisory fees, including mergers and acquisition and restructuring. The Company completed 22 public and private debt transactions during the quarter and the advisory and restructuring business was strong as it worked on over 70 different assignments during the quarter. Net interest income was down largely due to decreased interest income on proprietary securities positions. Asset management revenues increased primarily related to the international funds.

     Total non-interest expenses were up $18.3 million, or 12%, to $166.5 million, compared to $148.2 million for the second quarter of 2002. Compensation and benefits increased $12.4 million, or 12%, in line with the increase in revenues. The Company’s compensation / net revenues ratio was approximately 57% for both the second quarter of 2003 and 2002. This was possible even with increased headcount, due to the variable nature of the Company’s compensation structure. Floor brokerage and clearing fees decreased $1.0 million, or 7%, primarily due to increased trade volumes internally executed by Helfant. Other expenses increased $3.5 million, or 49%, largely due to higher than normal legal expenses in conjunction with several cases that were settled during the period. With more employees, more transactions, and more businesses, the Company does not expect legal fees to go down. In addition, with increased regulation and new corporate governance initiatives, the securities industry has seen an increase in legal costs, as the business becomes more complicated. Occupancy and equipment rental increased $3.4 million, or 55%, mostly due to a one-time $1.9 million expense associated with the sublease of space in the San Francisco office and office expansion. Technology and communications and business development expenses remained relatively unchanged as compared to the prior year’s quarter.

     Earnings before income taxes and minority interest were up $2.4 million, or 8%, to $32.3 million, compared to $29.9 million for the same prior year period. The effective tax rate was approximately 36% for the second quarter of 2003 compared to 41% for the second quarter of 2002. The decrease in the tax rate was partially due to reductions in the effective state tax rates and partially due to the effect of increased minority interests in limited liability subsidiaries, which are not subject to tax. Net earnings were up $1.1 million, or 6%, to $18.7 million, compared to $17.6 million for the same prior year period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     Minority interest (approximately 42% of the earnings of RTS, 35% of the earnings of Bonds Direct, and 50% of the earnings of ACM) was $1.9 million for the second quarter of 2003. The increase in minority interest expense was due to earnings in RTS, Bonds Direct and ACM.

     Basic net earnings per share were $0.37 for the second quarter of 2003 on 50,204,000 shares compared to $0.36 in the 2002 period on 49,251,000 shares. Diluted net earnings per share were $0.32 for the second quarter of 2003 on 58,077,000 shares compared to $0.32 in the comparable 2002 period on 54,873,000 shares.

First Half 2003 Versus First Half 2002

     Revenues, net of interest expense, were up $7.2 million, or 2%, to $363.1 million, compared to $355.9 million for the first half of 2002. The increase was due primarily to a $9.6 million, or 12%, increase in investment banking, and a $4.0 million, or 2%, increase in trading revenues (commissions and principal transactions), partially offset by a $6.0 million decrease in net interest income (interest revenues less interest expense), and a $524,000, or 8%, decrease in asset management. Trading revenues increased mostly due to Bonds Direct and International. Investment banking revenues increased partly due to various high yield and related financings and advisory fees, including mergers and acquisition and restructuring. The Company completed 31 public and private debt transactions during the period and the advisory and restructuring business was strong as it worked on over 110 different assignments during the period. Net interest income was down largely due to increased interest expense on long term debt. Asset management revenues decreased primarily as a result of the slowdown in the high yield market and the related decrease in performance fees for funds under management.

     Total non-interest expenses were up $11.5 million, or 4%, to $307.5 million, compared to $296.0 million for the first half of 2002. Compensation and benefits increased $3.2 million, or 2%, in line with the increase in revenues. The Company was able to maintain its compensation / net revenues ratio at approximately 58%. This was possible even with increased headcount, due to the variable nature of the Company’s compensation structure. Floor brokerage and clearing fees decreased $4.3 million, or 16%, primarily due to increased trade volumes internally executed by Helfant. Other expenses increased $5.2 million, or 42%, largely due to higher than normal legal expenses in conjunction with several cases that were settled during the period. With more employees, more transactions, and more businesses, the Company does not expect legal fees to go down. In addition, with increased regulation and new corporate governance initiatives, the securities industry has seen an increase in legal costs, as the business becomes more complicated. Technology and communications increased $3.2 million, or 13%, largely due to new services related to program trading, increased headcount and certain one time technology related reversals in the prior year. Occupancy and equipment rental increased $4.5 million, or 37%, mostly due to a one-time $1.9 million expense associated with the sublease of space in the San Francisco office and office expansion. Business development expenses remained relatively unchanged as compared to the prior year’s period.

     Earnings before income taxes and minority interest were down 7% to $55.6 million, compared to $59.9 million for the same prior year period. The effective tax rate was approximately 37% for the first half of 2003 compared to 41% for the first half of 2002. The decrease in the tax rate was partially due to reductions in the effective state tax rates and partially due to the effect of increased minority interests in limited liability subsidiaries, which are not subject to tax. Net earnings were down $2.4 million, or 7%, to $32.9 million, compared to $35.3 million for the same prior year period.

     Minority interest (approximately 42% of the earnings of RTS, 35% of the earnings of Bonds Direct, and 50% of the earnings of ACM) was $1.9 million for the first half of 2003. The increase in minority interest expense was due to earnings in RTS, Bonds Direct and ACM.

     Basic net earnings per share were $0.66 for the first half of 2003 on 50,012,000 shares compared to $0.71 in the 2002 period on 49,389,000 shares. Diluted net earnings per share were $0.57 for the first half of 2003 on 57,591,000 shares compared to $0.64 in the comparable 2002 period on 54,814,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

     The Company’s assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. The Company has arrangements with banks for unsecured financing of $255.0 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has $20.9 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

     Jefferies, Helfant and Bonds Direct are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Helfant and Bonds Direct have consistently operated in excess of the minimum requirements. As of June 27, 2003, Jefferies’, Helfant’s and Bonds Direct’s net capital was $268.1 million, $7.5 million and $3.0 million, respectively, which exceeded minimum net capital requirements by $260.9 million, $7.3 million and $2.7 million, respectively. Jefferies, Helfant and Bonds Direct use the alternative method of calculation.

     The Company’s liquidity and capital resources are largely unchanged since December 31, 2002.

     During the six months ended June 27, 2003, the Company purchased 149,130 shares of its common stock for $2.9 million, at prices ranging from $16.69 to $24.55 per share.

     As of June 27, 2003, the Company had outstanding guarantees of $33.1 million primarily relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. In addition, as of June 27, 2003, the Company had commitments to invest up to $9.8 million in various investments.

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

     The Company believes its application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

     Furthermore, judgment is used to value certain securities (e.g., private securities, 144A securities, less liquid securities) if quoted market prices are not available. These valuations are made with consideration for various assumptions, including time value, yield curve, volatility factors, liquidity, market prices on comparable securities and other factors. The subjectivity involved in this process makes these valuations inherently less reliable than quoted market prices. The Company believes that its comprehensive risk management policies and procedures serve to monitor the appropriateness of the assumptions used. The use of different assumptions, however, could produce materially different estimates of fair value.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

The Company’s Business Depends on its Ability to Maintain Adequate Levels of Personnel.

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

Legal Liability May Harm the Company’s Business.

     Many aspects of the Company’s business involve substantial risks of liability, and in the normal course of business, the Company has been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. Additionally, the Company’s expansion into private client services involves an aspect of the business that has historically had a heightened risk of more litigation than the Company’s institutional business. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability against the Company could have a material financial effect or cause significant reputational harm to the Company, which in turn could seriously harm its business prospects.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Item 2. Changes in Securities and Use of Proceeds

     On March 31, 2003, the Company credited to deferral accounts of certain officers and qualified employees of the Company an aggregate of approximately 133,375 deferred shares of common stock and options to purchase 28,525 shares of common stock pursuant to deferral of compensation and notional dividend reinvestments under the Company’s Deferred Compensation Plan. These deferrals generally do not constitute the sale of a security or a public offering, and, if any sale of a security were deemed to be involved, the transaction would be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of the Company’s shareholders was held on May 5, 2003. At the meeting, with respect to the matters under consideration, the following votes (share count was not restated to retroactively reflect the effect of the stock dividend declared on July 14, 2003) were cast in the following manner:

	For	Withheld	Non-vote

Election of Directors
W. Patrick Campbell	21,672,503	1,249,671	0
Richard G. Dooley	21,672,503	1,249,671	0
Richard B. Handler	21,960,528	961,646	0
Frank J. Macchiarola	21,814,976	1,107,198	0
John C. Shaw, Jr.	22,461,015	461,159	0

	For	Against	Abstain	Non-vote

Approval of Company’s 2003 Incentive Compensation Plan
Company’s 2003 Incentive Compensation Plan	11,605,967	8,011,791	292,647	3,011,769

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 30, 1999.
3.2	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.
10.1	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on July 12, 2003.
10.2	Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Appendix 4 of Registrant’s Proxy Statement filed on April 4, 2003.
10.3*	Jefferies Group, Inc. 1999 Incentive Compensation Plan as Amended and Restated as of October 22, 2002.
99.1*	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

     Exhibits 10.1, 10.2 and 10.3 are management contracts or compensatory plans or arrangements.

(b)	Reports on 8-K

     On April 15, 2003, Jefferies Group, Inc. furnished its press release announcing financial results for the quarter ended March 28, 2003 on Form 8-K.

     On July 15, 2003, Jefferies Group, Inc. furnished its press release announcing financial results for the quarter ended June 27, 2003 on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date:	August 8, 2003	By:	/s/ Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer

CERTIFICATION

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

Date:	August 8, 2003	By:	/s/ Joseph A. Schenk

Joseph A. Schenk Chief Financial Officer

CERTIFICATION

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

Date:	August 8, 2003	By:	/s/ Richard B. Handler

Richard B. Handler
Chief Executive Officer