Form 10-Q
period 2003-09-26
JEFFERIES GROUP INC /DE/
filed 2003-11-07
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14947

JEFFERIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4719745

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 Madison Avenue, 12th Floor, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

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
    Yes [X]    No [  ]

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 56,276,576 shares as of the close of business October 28, 2003.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 26, 2003

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share amounts)

	September 26,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$49,728	$39,948
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	140,061	288,576
Securities borrowed	8,478,058	5,119,352
Receivable from brokers, dealers and clearing organizations	238,173	102,371
Receivable from customers	131,736	206,329
Securities owned	598,794	452,375
Securities pledged to creditors	312,326	56,348
Investments	369,639	334,361
Premises and equipment	50,511	49,355
Goodwill	57,579	55,472
Other assets	261,290	194,204

	$10,687,895	$6,898,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$58,000	$12,000
Securities loaned	8,040,707	4,738,938
Payable to brokers, dealers and clearing organizations	167,620	109,077
Payable to customers	347,078	481,346
Securities sold, not yet purchased	570,907	239,285
Accrued expenses and other liabilities	299,317	236,922

	9,483,629	5,817,568
Long-term convertible debt	—	3,319
Long-term debt	445,411	449,287
Minority interest	42,554	—

	9,971,594	6,270,174

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 62,869,446 shares in 2003 and 58,282,296 shares in 2002	6	3
Additional paid-in capital	283,288	226,787
Retained earnings	542,624	496,418
Less:
Treasury stock, at cost, 6,444,352 shares in 2003 and 5,378,216 shares in 2002	(106,694)	(90,817)
Accumulated other comprehensive loss:
Currency translation adjustments	2,846	1,895
Additional minimum pension liability	(5,769)	(5,769)

Total accumulated other comprehensive loss	(2,923)	(3,874)

Total stockholders’ equity	716,301	628,517

	$10,687,895	$6,898,691

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Revenues:
Commissions	$59,379	$72,183	$185,806	$199,819
Principal transactions	86,749	48,260	225,875	182,215
Investment banking	42,000	29,451	130,919	108,769
Interest	23,582	25,091	75,782	71,167
Asset management	4,891	2,390	10,578	8,601
Other	5,346	1,776	8,495	4,799

Total revenues	221,947	179,151	637,455	575,370
Interest expense	21,117	20,242	73,545	60,588

Revenues, net of interest expense	200,830	158,909	563,910	514,782

Non-interest expenses:
Compensation and benefits	115,996	91,878	325,508	298,160
Floor brokerage and clearing fees	12,323	14,542	35,618	42,132
Technology and communications	13,998	13,446	42,622	38,839
Occupancy and equipment rental	7,824	6,711	24,649	19,017
Business development	6,022	5,445	17,591	17,435
Other	8,527	7,573	26,223	20,024

Total non-interest expenses	164,690	139,595	472,211	435,607

Earnings before income taxes and minority interest	36,140	19,314	91,699	79,175
Income taxes	12,906	7,532	33,618	32,106

Earnings before minority interest	23,234	11,782	58,081	47,069
Minority interest in earnings of consolidated subsidiaries, net	2,702	—	4,626	—

Net earnings	$20,532	$11,782	$53,455	$47,069

Earnings per share:
Basic	$0.41	$0.24	$1.06	$0.95
Diluted	$0.35	$0.21	$0.92	$0.86
Weighted average shares:
Basic	50,642	49,291	50,225	49,356
Diluted	59,502	55,237	58,269	54,957
Fixed charge coverage ratio	5.7X	3.5X	4.8X	4.7X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance, December 31, 2002	$3	$226,787	$496,418	$(90,817)	$(3,874)	$628,517
Exercise of stock options, including tax benefits (436,306 shares)	—	5,670	—	—	—	5,670
Purchase of treasury stock (149,130 shares)	—	—	—	(2,904)	—	(2,904)
Issuance of ESPP / SSPP shares (283,602 shares)	—	5,027	—	—	—	5,027
Issuance of restricted / deferred stock (1,760,854 shares), net of forfeitures, and additional vesting, including tax benefits	—	42,566	—	(12,973)	—	29,593
Conversion of convertible debt into stock (219,472 shares)	—	3,591	—	—	—	3,591
Employee stock ownership plan amortization and stock purchases, net	—	(350)	—	—	—	(350)
Dividends ($.13 per share total)	—	—	(7,249)	—	—	(7,249)
Comprehensive income:
Net earnings	—	—	53,455	—	—	53,455
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	951	951

Comprehensive income	—	—	—	—	—	54,406
Two-for-one stock split	3	(3)	—	—	—	—

Balance, September 26, 2003	$6	$283,288	$542,624	$(106,694)	$(2,923)	$716,301

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	Sept. 26,	Sept. 27,
	2003	2002

Cash flows from operating activities:
Net earnings	$53,455	$47,069

Adjustments to reconcile net earnings to net cash used in operation activities:
Depreciation and amortization	10,468	15,165
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	148,515	(99,125)
(Increase) decrease in receivables:
Securities borrowed	(3,358,706)	(848,760)
Brokers, dealers and clearing organizations	(135,802)	78,647
Customers	74,593	18,454
Increase in securities owned	(146,419)	(126,308)
(Increase) decrease in securities pledged to creditors	(255,978)	56,452
Increase in investments	(35,278)	(204,742)
(Increase) decrease in other assets	(70,389)	4,586
Increase (decrease) in operating payables:
Securities loaned	3,301,769	687,919
Brokers, dealers and clearing organizations	58,543	12,358
Customers	(134,268)	58,101
Increase in securities sold, not yet purchased	331,622	58,397
Increase in accrued expenses and other liabilities	62,395	4,069
Increase in minority interest	42,554	—

Total adjustments	(106,381)	(284,787)

Net cash used in operating activities	(52,926)	(237,718)

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	Sept. 26,	Sept. 27,
	2003	2002

Cash flows from investing activities:
Quarterdeck Investment Partners, LLC acquisition	(2,085)	—
Lawrence Helfant, Inc. acquisition	(22)	—
Purchase of premises and equipment	(11,547)	(11,170)

Net cash flows used in investing activities	(13,654)	(11,170)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	46,000	(50,000)
Retirement of 10% Senior Notes	(1,000)	—
Issuance of 7¾% Senior Notes	—	315,315
Retirement of 8 7/8% Senior Notes	—	(49,861)
Repurchase of treasury stock	(2,904)	(44,714)
Dividends paid	(7,249)	(4,017)
Exercise of stock options	5,670	2,219
Issuance of ESPP / SSPP shares	5,027	5,279
Issuance of common shares	—	370
Issuance of restricted / deferred stock, net of forfeitures	29,593	31,170

Net cash provided by financing activities	75,137	205,761

Effect of foreign currency translation on cash	1,223	2,932

Net increase (decrease) in cash and cash equivalents	9,780	(40,195)
Cash and cash equivalents – beginning of period	39,948	188,106

Cash and cash equivalents – end of period	$49,728	$147,911

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$78,210	$61,544

Income taxes	$45,284	$39,460

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. (“Group”) and all its subsidiaries (collectively, the “Company”), including Jefferies & Company, Inc. (“Jefferies”) and Helfant Group, Inc. (“Helfant”), Bonds Direct Securities LLC (“Bonds Direct”) and all other entities in which the Company has a controlling financial interest. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, convertible debt and high yield securities, as well as investment banking, fundamental research and asset management activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     The usual condition for a controlling financial interest in an entity is ownership of a majority of the voting interest. Accordingly, the Company consolidates entities in which it has all, or a majority of the voting interest. Additionally, the Company consolidates variable interest entities if the Company is the “primary beneficiary”. When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally a voting or economic interest of 20% to 50%), the Company accounts for its investment in accordance with the equity method of accounting as required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If the Company does not have a controlling financial interest in, or exert significant influence over, the entity, the company accounts for the investment at fair value.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the nine-month period ended September 26, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards on Consolidations

     In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by companies of variable interest entities as defined in the Interpretation. A company is required to consolidate a variable interest entity if that company is the “primary beneficiary” as defined by the Interpretation. For purposes of determining whether it is the primary beneficiary, a company is required to treat variable interests in the variable interest entity held by its related parties as its own interests. The Company together with its employees (related parties) is the primary beneficiary of Jefferies Employees Opportunity Fund (“JEOF”), one of the three high yield funds that the Company manages. Therefore, JEOF starting in the third quarter of 2003 is consolidated into the Company and is no longer treated as an investment.

     The Company also owns significant variable interests in a variable interest entity related to collateralized debt obligations for which the Company is not the primary beneficiary and therefore does not consolidate this entity. In aggregate, this variable interest entity has assets approximating $200 million. The Company’s maximum exposure to loss from this entity is approximately $19 million at September 26, 2003.

New Accounting Standards for Certain Financial Instruments With Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FASB No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FASB No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FASB No. 150 as required in the third quarter of 2003. The adoption of FASB No. 150 did not have a material impact on the consolidated financial statements.

Commissions

     All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis.

Principal Transactions

     Securities owned, securities pledged and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

Investment Banking

     Underwriting revenues are recognized when the underlying transaction is consummated. Revenue from restructuring and advisory engagements is recognized as the services are provided. Success fees from restructuring engagements are recognized when the transaction is consummated. Expenses associated with these transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

Interest

     Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed / securities loaned activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short-term bond funds.

Asset Management

     The Company receives asset management fees from its management of two High Yield funds domestically and over twenty funds internationally. Investors in the High Yield funds include institutional investors, employees of Jefferies and Jefferies itself.

     The following summarizes revenues from asset management for the three-month and nine-month periods ended September 26, 2003 and September 27, 2002 (in thousands of dollars):

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

High Yield (HY)
Performance based	$1,249	$798	$3,331	$3,833
Asset based	753	783	2,408	2,398
International	2,686	725	4,411	2,115
Other	203	84	428	255

Total	$4,891	$2,390	$10,578	$8,601

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

     On July 14, 2003, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information included in the consolidated financial statements and notes thereto has been restated to reflect the effect of the two-for-one stock split.

Additional Paid in Capital

     The following is a summary of additional paid in capital as of September 26, 2003 and December 31, 2002 (in thousands of dollars):

	Sept. 26,	Dec. 31,
	2003	2002

Gross additional paid in capital	$347,141	$272,020
Deferred compensation	(63,853)	(45,233)

Additional paid in capital	$283,288	$226,787

Stock-Based Compensation

     On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. Therefore, employee stock options granted on and after January 1, 2003 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In 2003, the Company recorded compensation expense, net of forfeitures, of $138,000 related to stock option grants and $1.2 million related to the employee stock purchase plan, the latter was based on a discount from market. The fair value of the 105,208 options granted in 2003 under the Company’s plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.5%; expected volatility of 33.3%; risk-free interest rates of 3.0%; and expected lives of 5.6 years.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Net earnings, as reported	$20,532	$11,782	$53,455	$47,069
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,648	5,512	21,112	16,314
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,857)	(6,620)	(24,802)	(19,649)

Pro forma net earnings	$19,323	$10,674	$49,765	$43,734

Earnings per share:
Basic – as reported	$0.41	$0.24	$1.06	$0.95

Basic – pro forma	$0.38	$0.22	$0.99	$0.89

Diluted – as reported	$0.35	$0.21	$0.92	$0.86

Diluted – pro forma	$0.32	$0.19	$0.85	$0.80

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

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 26, 2003 and December 31, 2002 (in thousands of dollars):

	September 26, 2003		December 31, 2002

		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$178,577	$133,934	$115,895	$83,769
High-yield securities	249,773	30,104	144,388	2,858
Corporate debt securities	98,088	298,002	176,067	117,072
U.S. Government and agency obligations	67,941	107,020	10,939	32,791
Options	4,415	1,847	5,086	2,795

	$598,794	$570,907	$452,375	$239,285

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a summary of the market value of major categories of securities pledged to creditors as of September 26, 2003 and December 31, 2002 (in thousands of dollars):

	September 26, 2003	December 31, 2002

Corporate equity securities	$10,682	$35,774
High-yield securities	18,185	2,602
Corporate debt securities	264,647	17,972
U.S. Government and agency obligations	18,812	—

	$312,326	$56,348

Investments

     Investments consisted of the following as of September 26, 2003 and December 31, 2002 (in thousands of dollars):

	September 26, 2003	December 31, 2002

Short-term bond funds	$215,089	$192,660
Debt and equity investments	42,357	7,304
Partnership interests	31,758	36,246
Equity and debt interests in affiliates	80,435	98,151

	$369,639	$334,361

     Included in equity and debt interests in affiliates as of September 26, 2003 and December 31, 2002 is $50.0 million and $63.1 million, respectively, relating to the Company’s interest in the unconsolidated high yield funds that the Company manages.

Long-Term Convertible Debt and Long-Term Debt

     The following summarizes long-term convertible debt and long-term debt outstanding as of September 26, 2003 and December 31, 2002 (in thousands of dollars):

	September 26, 2003	December 31, 2002

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$—	$3,319

Long-Term Debt
7½% Senior Notes, due 2007, less unamortized discount of $109 (2003)	$99,891	$99,870
7¾% Senior Notes, due 2012, less unamortized discount of $6,757 (2003)	345,220	348,117
10% Subordinated Loans, due 2003	—	1,000
10% Subordinated Loans, due 2004	300	300

	$445,411	$449,287

     During the third quarter of 2003, approximately $3.6 million in zero coupon unsecured Euro denominated convertible loan notes were converted into 219,472 shares of the Company’s common stock. The conversion price for the notes was approximately 14.40 Euros (as of August 4, 2003, this was equivalent to approximately $16.36).

     Also, during the third quarter of 2003, $1.0 million in 10% Subordinated Loans to Bonds Direct Securities LLC (“Bonds Direct”) matured.

     The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7¾% senior notes due March 15, 2012 into floating rates based

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.3%. The fair value of the mark to market of the swaps was positive $27.0 million as of September 26, 2003, which was recorded as an increase in the book value of the debt and an increase in other assets.

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 26, 2003 and December 31, 2002 (in thousands of dollars):

	September 26, 2003	December 31, 2002

Cash in banks	$30,195	$24,151
Short term investments	19,533	15,797

	$49,728	$39,948

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

Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 26, 2003 and September 27, 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Net earnings	$20,532	$11,782	$53,455	$47,069

Shares for basic and diluted calculations:
Average shares used in basic computation	50,642	49,291	50,225	49,356
Stock options	2,164	1,555	1,771	1,704
Restricted / deferred stock	6,696	4,391	6,273	3,897

Average shares used in diluted computation	59,502	55,237	58,269	54,957

Earnings per share:
Basic	$0.41	$0.24	$1.06	$0.95

Diluted	$0.35	$0.21	$0.92	$0.86

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Comprehensive Gain (Loss)

     The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 26, 2003 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at June 27, 2003	$3,505	$(5,769)	$(2,264)
Change in third quarter of 2003	(659)	—	(659)

Ending at September 26, 2003	$2,846	$(5,769)	$(2,923)

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at September 27, 2002 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at June 28, 2002	$(116)	$(2,301)	$(2,417)
Change in third quarter of 2002	360	—	360

Ending at September 27, 2002	$244	$(2,301)	$(2,057)

     Comprehensive income for the three-months ended September 26, 2003 and September 27, 2002 was as follows (in thousands of dollars):

	September 26,	September 27,
	2003	2002

Net earnings	$20,532	$11,782
Other comprehensive gain (loss)	(659)	360

Comprehensive income	$19,873	$12,142

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at September 26, 2003 and for the nine-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2002	$1,895	$(5,769)	$(3,874)
Change in first three quarters of 2003	951	—	951

Ending at September 26, 2003	$2,846	$(5,769)	$(2,923)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following summarizes other comprehensive gain and accumulated other comprehensive loss at September 27, 2002 and for the nine-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning at December 31, 2001	$(2,403)	$(2,301)	$(4,704)
Change in first three quarters of 2002	2,647	—	2,647

Ending at September 27, 2002	$244	$(2,301)	$(2,057)

     Comprehensive income for the nine-months ended September 26, 2003 and September 27, 2002 was as follows (in thousands of dollars):

	September 26,	September 27,
	2003	2002

Net earnings	$53,455	$47,069
Other comprehensive gain	951	2,647

Comprehensive income	$54,406	$49,716

Minority Interest

     Minority interest represents the minority stockholders’ proportionate share of the equity of JEOF, RTS Fund LLC (“RTS”), Bonds Direct, and Asymmetric Capital Management Limited (“ACM”). At September 26, 2003, Jefferies Group, Inc. owned approximately 28% of JEOF, 59% of RTS, 55% of Bonds Direct, and 50% of ACM.

Net Capital Requirements

     As registered broker-dealers, Jefferies, Helfant, and Bonds Direct are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Helfant, and Bonds Direct have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     Net capital changes from day to day, but as of September 26, 2003, Jefferies’, Helfant’s, and Bonds Direct’s net capital was $237.8 million, $7.8 million, and $5.1 million, respectively, which exceeded minimum net capital requirements by $228.5 million, $7.6 million, and $4.9 million, respectively.

Quarterly Dividends

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr.	3rd Qtr.

2003	$.025	$.025	$.080
2002	$.025	$.025	$.025

     On July 14, 2003, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split was effected as a stock dividend of one share for

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

each one share outstanding on the record date.

     The Company also declared an increased quarterly dividend of $0.08 per share on a post-split basis, up from the $0.025 per share (post-split) paid in the prior quarter. The dividend was paid on September 16, 2003 to stockholders of record as of August 26, 2003.

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

     The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. The index futures positions are taken as a hedge against securities positions. The Company also has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7¾% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7¾% senior notes, after giving effect to the swaps, is 3.3%. The fair value of the mark to market of the swaps was positive $27.0 million as of September 26, 2003, which was recorded as an increase in the book value of the debt and an increase in other assets.

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

     In the normal course of business, the Company had letters of credit outstanding aggregating $20.5 million at September 26, 2003, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

     As of September 26, 2003, the Company had outstanding guarantees of $26.0 million primarily relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. These guarantees on behalf on JIL amounted to over $600 million as of September 26, 2003. In addition, as of September 26, 2003, the Company had commitments to invest up to $61.1 million in various investments.

Credit Risk

     In the normal course of business, the Company is involved in the execution, settlement and financing of various

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Analysis of Financial Condition

     Total assets increased $3,789.2 million from $6,898.7 million at December 31, 2002 to $10,687.9 million at September 26, 2003. The increase in total assets mostly relates to net increases of $3,358.7 million in securities borrowed and $402.4 million increase in securities owned and securities pledged to creditors. Total liabilities increased $3,701.4 million from $6,270.2 million at December 31, 2002 to $9,971.6 million at September 26, 2003. The increase in total liabilities mostly relates to net increases of $3,301.8 million in securities loaned and $331.6 million in securities sold, not yet purchased. The net increases in securities borrowed and securities loaned are mostly related to the Company’s Matched Book business. The net increases in securities owned and securities pledged to creditors and securities sold, not yet purchased are mostly related to the expansion of Bonds Direct. Bonds Direct’s securities positions are mostly highly rated corporate debt and U.S. Treasury securities.

     On July 14, 2003, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Revenues by Source

     The following provides a breakdown of total revenues by source for the three-month and nine-month periods ended September 26, 2003 and September 27, 2002.

	Three Months Ended

	Sept. 26, 2003		Sept. 27, 2002

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:
Equities	$85,142	38%	$81,613	45%
International	21,951	10	21,602	12
High Yield	10,843	5	6,502	4
Convertibles	5,146	2	6,823	4
Execution	6,210	3	6,380	4
Bonds Direct	8,066	4	3,723	2
Other proprietary trading	8,770	4	(6,200)	(3)

Total	146,128	66	120,443	68
Investment banking	42,000	19	29,451	16
Interest	23,582	11	25,091	14
Asset management	4,891	2	2,390	1
Other	5,346	2	1,776	1

Total revenues	$221,947	100%	$179,151	100%

	Nine Months Ended

	Sept. 26, 2003		Sept. 27, 2002

		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

		(Dollars in thousands)
Commissions and principal transactions:
Equities	$240,182	38%	$241,033	42%
International	63,800	10	58,150	10
High Yield	31,112	5	26,591	5
Convertibles	21,900	3	21,859	4
Execution	17,245	3	23,468	4
Bonds Direct	18,642	3	8,223	1
Other proprietary trading	18,800	3	2,710	0

Total	411,681	65	382,034	66
Investment banking	130,919	20	108,769	19
Interest	75,782	12	71,167	12
Asset management	10,578	2	8,601	2
Other	8,495	1	4,799	1

Total revenues	$637,455	100%	$575,370	100%

Third Quarter 2003 Versus Third Quarter 2002

     Revenues, net of interest expense, were up $41.9 million, or 26%, to $200.8 million, compared to $158.9 million for the third quarter of 2002. The increase was due primarily to a $25.7 million, or 21%, increase in trading revenues (commissions and principal transactions), a $12.5 million, or 43%, increase in investment banking, a $3.6 million, or 201%, increase in other revenues, and a $2.5 million, or 105%, increase in asset management, partially offset by a $2.4 million decrease in net interest income (interest revenues less interest expense). Commission revenues decreased mostly due to a reduction in the listed Equities business. Principal transaction revenues increased mostly due to other proprietary, Bonds Direct, High Yield, and Equities. Other proprietary trading, in the third quarter of 2003, mostly consists of gains in

JEFFERIES GROUP, INC. AND SUBSIDIARIES

various investment funds in which the Company has an interest. Other proprietary trading, in the third quarter of 2002, mostly consisted of losses in largely different investments in which the Company had an interest. Principal transaction revenues from Equities increased due to Nasdaq, OTC Bulletin Board, and pink sheet securities. Investment banking revenues increased partly due to various high yield and related financings and advisory fees, including mergers and acquisition and restructuring. During the quarter, the Company completed 11 public and private debt transactions, 12 private and public equity transactions, and the advisory and restructuring business was strong as it worked on nearly 60 different assignments. Other revenues primarily increased due to proceeds from a business interruption insurance settlement. Asset management revenues increased primarily related to the international funds. Net interest income was down largely due to decreased interest income on proprietary securities positions.

     Total non-interest expenses were up $25.1 million, or 18%, to $164.7 million, compared to $139.6 million for the third quarter of 2002. Compensation and benefits increased $24.1 million, or 26%, in line with the increase in revenues. The Company’s compensation / net revenues ratio was approximately 58% for both the third quarter of 2003 and 2002. This was possible even with increased headcount, due to the variable nature of the Company’s compensation structure. Floor brokerage and clearing fees decreased $2.2 million, or 15%, primarily due to increased trade volumes internally executed by Helfant and less conversion fees related to American Depositary Receipts. Occupancy and equipment rental increased $1.1 million, or 17%, mostly due to office expansion. Other expenses increased $954,000, or 13%, mostly due to higher business insurance and general consulting costs. Technology and communications and business development expenses remained relatively unchanged as compared to the prior year’s quarter.

     Earnings before income taxes and minority interest were up $16.8 million, or 87%, to $36.1 million, compared to $19.3 million for the same prior year period. The effective tax rate was approximately 36% for the third quarter of 2003 compared to 39% for the third quarter of 2002. The decrease in the tax rate was partially due to reductions in the effective state tax rates and partially due to the effect of increased minority interests in limited liability subsidiaries, which are not subject to tax. Net earnings were up $8.8 million, or 74%, to $20.5 million, compared to $11.8 million for the same prior year period.

     Minority interest (approximately 45% of the earnings of Bonds Direct, 72% of JEOF, 63% of the earnings of RTS, and 50% of the earnings of ACM) was $2.7 million for the third quarter of 2003. The increase in minority interest expense was due to earnings in Bonds Direct, JEOF, RTS, and ACM.

     Basic net earnings per share were $0.41 for the third quarter of 2003 on 50,642,000 shares compared to $0.24 in the 2002 period on 49,291,000 shares. Diluted net earnings per share were $0.35 for the third quarter of 2003 on 59,502,000 shares compared to $0.21 in the comparable 2002 period on 55,237,000 shares.

First Nine Months 2003 Versus First Nine Months 2002

     Revenues, net of interest expense, were up $49.1 million, or 10%, to $563.9 million, compared to $514.8 million for the first nine months of 2002. The increase was due primarily to a $29.6 million, or 8%, increase in trading revenues (commissions and principal transactions), a $22.2 million, or 20%, increase in investment banking, a $3.7 million, or 77%, increase in other revenues, and a $2.0 million, or 23%, increase in asset management, partially offset by a $8.3 million decrease in net interest income (interest revenues less interest expense). Trading revenues increased mostly due to other proprietary, Bonds Direct, International and High Yield, partially offset by reduced execution revenues. Investment banking revenues increased partly due to various high yield and related financings and advisory fees, including mergers and acquisition and restructuring. During the first nine months of 2003, the Company completed 42 public and private debt transactions, 26 private and public equity transactions, and the advisory and restructuring business was strong as it worked on many different assignments. Other revenues primarily increased due to proceeds from a business interruption insurance settlement. Asset management revenues increased primarily related to the international funds. Net interest income was down largely due to decreased interest income on proprietary securities positions.

     Total non-interest expenses were up $36.6 million, or 8%, to $472.2 million, compared to $435.6 million for the first nine months of 2002. Compensation and benefits increased $27.3 million, or 9%, in line with the increase in revenues. The Company’s compensation / net revenues ratio was approximately 58% for both the 2003 and 2002 periods. This was

JEFFERIES GROUP, INC. AND SUBSIDIARIES

possible even with increased headcount, due to the variable nature of the Company’s compensation structure. Floor brokerage and clearing fees decreased $6.5 million, or 15%, primarily due to increased trade volumes internally executed by Helfant. Other expenses increased $6.2 million, or 31%, mostly due to higher legal expenses in conjunction with several cases that were settled during the period and higher business insurance costs. With more employees, more transactions, and more businesses, the Company does not expect legal fees to go down. In addition, with increased regulation and new corporate governance initiatives, the securities industry has seen an increase in legal costs, as the business becomes more complicated. Occupancy and equipment rental increased $5.6 million, or 30%, mostly due to office expansion and a one-time $1.9 million expense associated with the sublease of space in the San Francisco office. Technology and communications increased $3.8 million, or 10%, largely due to new services related to program trading, increased headcount and certain one time technology related reversals in the prior year. Business development expenses remained relatively unchanged as compared to the prior year’s period.

     Earnings before income taxes and minority interest were up 16% to $91.7 million, compared to $79.2 million for the same prior year period. The effective tax rate was approximately 37% for the first nine months of 2003 compared to 41% for the first nine months of 2002. The decrease in the tax rate was partially due to reductions in the effective state tax rates and partially due to the effect of increased minority interests in limited liability subsidiaries, which are not subject to tax. Net earnings were up $6.4 million, or 14%, to $53.5 million, compared to $47.1 million for the same prior year period.

     Minority interest (approximately 41% of the earnings of Bonds Direct, 47% of the earnings of RTS, 72% of JEOF, and 50% of the earnings of ACM) was $4.6 million for the first nine months of 2003. The increase in minority interest expense was due to earnings in Bonds Direct, RTS, JEOF, and ACM.

     Basic net earnings per share were $1.06 for the first nine months of 2003 on 50,225,000 shares compared to $0.95 in the 2002 period on 49,356,000 shares. Diluted net earnings per share were $0.92 for the first nine months of 2003 on 58,269,000 shares compared to $0.86 in the comparable 2002 period on 54,957,000 shares.

Liquidity and Capital Resources

     A substantial portion of the Company’s assets is liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in the Company’s trading accounts are readily marketable and actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which can be settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on uncompleted transactions. Most of the Company’s receivables are secured by marketable securities.

     The Company’s assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. The Company has arrangements with banks for unsecured financing of $245 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has $20.5 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

     Jefferies, Helfant, and Bonds Direct are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Helfant and Bonds Direct have consistently operated in excess of the minimum requirements. As of September 26, 2003, Jefferies’, Helfant’s, and Bonds Direct’s net capital was $237.8 million, $7.8 million, and $5.1 million, respectively, which exceeded minimum net capital requirements by $228.5 million, $7.6 million, and $4.9 million, respectively. Jefferies, Helfant and Bonds Direct use the alternative method of calculation.

     The Company’s liquidity and capital resources are largely unchanged since December 31, 2002.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

     During the nine months ended September 26, 2003, the Company purchased 149,130 shares of its common stock for $2.9 million, at prices ranging from $16.69 to $24.55 per share. The Company typically repurchases its own common stock in open market transactions in accordance with Rule 10b-18 and on occasion, in transactions directly with stockholders. These repurchases are generally to cover future common stock commitments under the Company’s various stock based compensation and incentive plans. The Company believes that it has sufficient liquidity and capital resources to make these repurchases without any material adverse effect on the Company.

     During the third quarter of 2003, approximately $3.6 million in zero coupon unsecured Euro denominated convertible loan notes were converted into 219,472 shares of the Company’s common stock. The conversion price for the notes was approximately 14.40 Euros (as of August 4, 2003, this was equivalent to approximately $16.36).

     As of September 26, 2003, the Company had outstanding guarantees of $26.0 million primarily relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. These guarantees on behalf on JIL amounted to over $600 million as of September 26, 2003. In addition, as of September 26, 2003, the Company had commitments to invest up to $61.1 million in various investments.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Recent Accounting Developments

New Accounting Standards on Consolidations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by companies of variable interest entities as defined in the Interpretation. A company is required to consolidate a variable interest entity if that company is the “primary beneficiary” as defined by the Interpretation. For purposes of determining whether it is the primary beneficiary, a company is required to treat variable interests in the variable interest entity held by its related parties as its own interests. The Company together with its employees (related parties) is the primary beneficiary of JEOF, one of the three high yield funds that the Company manages. Therefore, JEOF starting in the third quarter of 2003 is consolidated into the Company and is no longer treated as an investment.

New Accounting Standards for Certain Financial Instruments With Characteristics of both Liabilities and Equity.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FASB No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FASB No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FASB No. 150 as required in the third quarter of 2003. The adoption of FASB No. 150 did not have a material impact on the consolidated financial statements.

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

Changing Conditions in Financial Markets and the Economy Could Result in Decreased Revenues.

     As an investment banking and securities firm, changes in the financial markets or economic conditions, in the United States and elsewhere in the world, could adversely affect the Company in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues received from commissions and spreads;

•	unfavorable financial or economic conditions would likely reduce the number and size of transactions in underwriting, financial advisory and other services. Investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which the Company participates and would therefore be adversely affected by a sustained market downturn; and

•	adverse changes in the market could lead to a reduction in revenues from principal transactions, commissions and asset management fees.

Proprietary Trading Activities Expose the Company to Risk of Loss.

     A significant amount of the Company’s revenues are derived from proprietary trading in which the Company acts as principal. The Company may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, equity securities, futures and commodities for its own account and from other program or proprietary trading. In any period, the Company may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, the Company may have large position concentrations in a single security, securities of a single issuer or issuers engaged in a specific industry. In general, because the Company’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of the Company’s operating profits.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Increased Competition May Adversely Affect the Company’s Revenues and Profitability.

     All aspects of the Company’s business are intensely competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Increased competition or an adverse change in the Company’s competitive position could lead to a reduction of business and therefore a reduction of revenues and profits. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in the Company losing business formerly serviced by such employee or employees. Competition can also raise the Company’s costs of hiring and retaining the key employees it needs to effectively execute its business plan.

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

The Company’s Business Depends on its Ability to Maintain Adequate Levels of Personnel.

     The Company has recently made substantial increases in the number of its personnel. If a significant number of the Company’s key personnel leave, or if the Company’s business volume increases significantly over current volume, the Company could be compelled to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom the Company could hire. This could hinder the Company’s ability to expand or cause a backlog in the Company’s ability to conduct its business, including the handling of investment banking transactions and the processing of brokerage orders, all of which could harm the Company’s business, financial condition and operating results.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Except for the net increases in securities owned and securities pledged to creditors and securities sold, not yet purchased which are mostly related to the expansion of Bonds Direct, the Company’s market risk is largely unchanged from December 31, 2002. Bonds Direct’s securities positions are mostly highly rated corporate debt and U.S. Treasury securities.

Item 4. Controls and Procedures

     The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     On June 30, 2003, the Company credited to deferral accounts of certain officers and qualified employees of the Company an aggregate of approximately 97,712 deferred shares of common stock and options to purchase 8,451 shares of common stock pursuant to deferral of compensation and notional dividend reinvestments under the Company’s Deferred Compensation Plan. These deferrals generally do not constitute the sale of a security or a public offering, and, if any sale of a security were deemed to be involved, the transaction would be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 30, 1999.

3.2	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10.1	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on July 12, 2003.

10.2	Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Appendix 4 of Registrant’s Proxy Statement filed on April 4, 2003.

10.3	Jefferies Group, Inc. 1999 Incentive Compensation Plan as Amended and Restated as of October 22, 2002 is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on August 8, 2003.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Exhibits 10.1, 10.2 and 10.3 are management contracts or compensatory plans or arrangements.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.

(Registrant)

Date:	November 7, 2003	By:	/s/	Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer