Form 10-K
period 2003-12-31
JEFFERIES GROUP INC /DE/
filed 2004-03-02
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission File Number: 1-14947

JEFFERIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, 12th Floor	10022
New York, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $.0001 par value	New York Stock Exchange

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

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,126,017,973 as of June 27, 2003.

      Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 56,841,601 shares as of the close of business February 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant’s Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be held on May 4, 2004 to be filed with the Commission is incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page 56.

JEFFERIES GROUP, INC.

2003 FORM 10-K ANNUAL REPORT

Exhibit Index located on page 56 of this report.

PART I

ITEM 1. BUSINESS.

      Jefferies Group, Inc. and its subsidiaries (the “Company”) operate as a full-service investment bank and institutional securities firm focused on the middle market. The Company offers financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies and provides trade execution in equity, high yield, convertible and international securities, as well as research and asset management capabilities, to institutional investors. The Company also offers correspondent clearing, prime brokerage, private client services and securities lending services.

      As of December 31, 2003, the Company had 1,626 employees. The Company maintains offices throughout the world and has its executive offices located at 520 Madison Avenue, New York, New York 10022. The telephone number is (212) 284-2550 and its Internet address is www.jefco.com.

      The Company makes available free of charge on its Internet website the following documents and reports, including amendments (the reports are made available as soon as reasonably practicable after such materials are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended):

•	Code of Ethics and Standards of Employee Conduct;

•	Board of Directors Corporate Governance Guidelines;

•	Annual report on Form 10-K;

•	Quarterly reports on Form 10-Q; and

•	Current reports on Form 8-K

Jefferies & Company, Inc.

      Jefferies & Company, Inc. (“Jefferies”) was founded in 1962 and is engaged in equity, convertible debt and high yield securities brokerage and trading and investment banking. Jefferies is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the “third market.” The term “third market” refers to transactions in listed equity securities effected away from national securities exchanges. Jefferies’ revenues are derived primarily from commission revenues and market making or trading as principal in equity, high yield, convertible securities, options, futures and international securities with or on behalf of institutional investors, with the balance generated by investment banking and other activities. Jefferies currently provides equity and/or convertible and/or high yield research to its customers in the areas of: Aerospace & Defense; Apparel; Biotechnology; Consumer; Energy; Financial Services; Food Products & Restaurants; Gaming & Leisure; Government & Commercial IT; Healthcare; Home Building; Home Goods Retailing; Industrial; Knowledge Services; Post-Reorganization; Printing, Packaging & Printing-Related Industries; Maritime/ Shipping; Media & Entertainment; Retail; Specialty Retail; Special Situations; Technology; Transportation and Telecommunications.

Jefferies International Limited

      Jefferies International Limited (“JIL”) was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to Jefferies and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts (“ADRs”). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

Helfant Group, Inc.

      Helfant Group, Inc. (“Helfant”) has been a member of the NYSE since 1927. Providing agency-only execution services to institutional investors, Helfant offers electronic and floor trading capabilities for stocks and options listed on the NYSE, AMEX, and all other major U.S. exchanges, as well as OTC. In September 2001, the Company acquired Lawrence Helfant, Inc. and Lawrence Helfant LLC and in January 2002, the Company merged Lawrence Helfant, Inc. and Lawrence Helfant LLC into W & D Securities, Inc. and changed its name to Helfant Group, Inc.

Quarterdeck Investment Partners, LLC

      The Company acquired Quarterdeck Investment Partners, LLC (“Quarterdeck”) in December 2002. Quarterdeck is an investment banking firm specializing in mergers and acquisitions in the global aerospace, defense, and federal information technology industries.

Broadview International LLC

      The Company acquired Broadview International LLC (“Broadview”) in December 2003. Broadview is an investment banking firm specializing in mergers and acquisitions in the information, communications and healthcare technology industries.

Bonds Direct Securities LLC

      Bonds Direct Securities LLC (“Bonds Direct”) provides investment grade fixed income transaction execution for institutions acting as principal, through a combination of professional sales and trading coverage, and a technology platform that enables true on-line real-time trading. Bonds Direct was formed in February 2001 and is a majority-owned subsidiary of the Company.

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

Commission Business

      A substantial portion of the Company’s revenues is derived from customer commissions on brokerage transactions in equity and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. Jefferies is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of its execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, Jefferies executes transactions in high yield securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products. Jefferies’ Private Client Services group focuses on transactions with retail customers, including high net worth clients, which typically involve a greater risk of litigation than would normally be assumed in Jefferies’ traditional institutional activities.

      All of Jefferies’ institutional equity account executives are electronically interconnected through systems permitting simultaneous verbal and graphic communication of trading and order information by all participants. Jefferies believes that its execution capability is significantly enhanced by these systems, which permit its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

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

      Equities. The Equities Division of Jefferies makes markets in over 4,000 over-the-counter equity securities, OTC Bulletin Board securities, pink sheet securities and ADRs, and trades securities for its own account, as well as to facilitate customer transactions. Included in principal transactions are commission-equivalents charged on certain principal trades for Nasdaq securities. During 2002, Jefferies hired a group of traders who specialize in trading OTC Bulletin Board and pink sheet securities. These securities are typically more illiquid, have smaller capitalizations and may involve more risk than Nasdaq traded securities.

      High Yield. The High Yield Division of Jefferies principally trades non-investment grade public and private debt securities, as well as distressed securities and bank debt. The Division specializes in trading and making markets in over 1,000 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 2003, the aggregate long and short market value of these positions was $205.4 million and $34.2 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

      Three funds managed by Jefferies invest on a pari passu basis in all trading and investment activities (with limited exceptions) undertaken by the High Yield Division. Two of these funds, the Jefferies Partners

Opportunity Funds, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, the “High Yield Funds”), is principally capitalized with equity investments from Jefferies employees and is therefore consolidated into the Company’s consolidated financial statements. Jefferies’ senior management (including the Company’s chief executive officer, president and chief financial officer) and certain Jefferies employees have direct investments in all three funds on terms identical to other fund participants. Jefferies has a 16% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have an 8% interest. The High Yield Division and each of the funds share gains or losses on all trading and investment activities of the High Yield Division on the basis of a pre-established sharing arrangement related to the amount of capital each has available for such transactions. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of available capital. As of December 31, 2003, the funds were being allocated an aggregate of 64% of such gains and losses. The funds also reimburse Jefferies for their share of allocable trading expenses. At year end 2003, the High Yield Division had in excess of $945 million of combined pari passu capital available from the funds (including unfunded commitments and availability under the fund revolving credit facility) and Jefferies to deploy and execute the Division’s investment and trading strategy. The High Yield Funds are actively managed by Richard Handler, the Company’s Chief Executive Officer. Investors in the funds would have the right to redeem their investment should Mr. Handler cease actively managing the High Yield Funds.

      Convertible Securities. Jefferies trades domestic and international convertible securities and assists corporate and institutional clients in identifying attractive investments in these securities.

      Other Proprietary Trading. The Company trades investment grade corporate bonds, U.S. treasury securities, and U.S. government agency securities through its Bonds Direct Securities LLC (“Bonds Direct”) subsidiary. The Company also engages in structured trading within its securities lending activities, engages in exchange traded commodities futures transactions, and has investments in partnerships, hedge funds, and mutual funds as well as other relationships with independent management firms, which contribute to revenues from principal transactions.

Investment Banking

      Jefferies’ Investment Banking Division offers corporations (primarily middle-market growth companies) a full range of financial advisory services as well as debt, equity, and convertible financing services. Services include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the federal securities laws and other laws and court decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Jefferies’ underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the “Commission”).

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

Asset Management

      The Company receives asset management fees in connection with management and investment advisory services the Company performs for various domestic and international funds and managed accounts. These asset management fees include fees based on the value of assets under management and may include incentive fees based on performance. In 2003, the Company began the development of a broadly based asset management infrastructure which will support the development of various investment strategies including those focused on long-short equity, real assets, fixed income and foreign exchange through a variety of pooled investment vehicles. The Company expects to support and make investments in these various vehicles.

Competition

      As an international investment bank and securities firm, all aspects of the business of the Company are intensely competitive. The Company competes directly with numerous domestic and international competitors, including firms included on the AMEX Securities Broker/ Dealer Index and with other brokers and dealers, investment banking firms, investment advisors, mutual funds, hedge funds and commercial banks. Many of our competitors have substantially greater capital and resources than the Company and offer a broader range of financial products. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services. These developments and others have resulted, and may continue to result, in significant additional competition for the Company. The Company believes that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the relative price of the service and products being offered and the quality of service.

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

      Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping, anti-money laundering and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

      As registered broker-dealers, Jefferies, Helfant Group and Bonds Direct are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. Jefferies carries an excess policy that provides additional protection for securities of up to $9.5 million per customer with an aggregate limit of $100 million.

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

      The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the “basic method”) or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the “alternative method”). Jefferies, Helfant Group and Bonds Direct use the alternative method of calculation.

      Compliance with applicable net capital rules could limit operations of Jefferies, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies, Helfant or Bonds Direct to the Company.

      As of December 31, 2003, Jefferies’, Helfant’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$220,130	$211,729
Helfant	9,398	9,148
Bonds Direct	5,183	4,933

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

ITEM 2. PROPERTIES.

      The Company maintains offices throughout the world including New York, Atlanta, Boston, Chicago, Dallas, Hong Kong, Houston, Jersey City, London, Los Angeles, Nashville, New Orleans, Philadelphia, Richmond, Silicon Valley, Paris, San Francisco, Short Hills, Stamford, Tokyo, Washington, D.C. and Zurich. In addition, the Company maintains back-up facilities with redundant technologies in Dallas. The Company leases all of its office space which management believes is adequate for its business. For information concerning leasehold improvements and rental expense, see notes 1, 5 and 11 of Notes to Consolidated Financial Statements.

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

	High	Low

2003
Fourth Quarter	$34.30	$28.70
Third Quarter	32.05	24.58
Second Quarter	25.98	17.62
First Quarter	22.54	16.33
2002
Fourth Quarter	$22.63	$16.57
Third Quarter	24.22	16.81
Second Quarter	25.50	20.01
First Quarter	26.05	20.01

      There were approximately 538 holders of record of the Company’s Common Stock at February 25, 2004.

      In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company’s present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

      During 2003, the Company increased its quarterly dividend to $0.08 per share.

      Dividends per Common Share (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003	$.025	$.025	$.080	$.080
2002	$.025	$.025	$.025	$.025

      During December 2003, the Company issued 557,711 shares of restricted common stock to Broadview Holdings LLP in connection with and as partial consideration for the Company’s acquisition of Broadview International, LLC. The securities were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected data presented below as of and for each of the years in the five-year period ended December 31, 2003, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, the Company’s independent auditors. The data should be read in connection with the consolidated financial statements including the related notes contained on pages 23 through 54. On July 14, 2003, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In Thousands, Except Per Share Amounts)
Earnings Statement Data
Revenues:
Commissions	$250,191	$268,984	$233,860	$221,471	$202,803
Principal transactions	316,800	235,281	273,736	264,130	232,239
Investment banking	229,608	139,828	124,099	90,743	80,749
Interest	102,403	92,027	131,408	172,124	115,425
Asset management	17,268	12,026	17,687	9,560	1,973
Other	10,446	6,630	4,201	3,835	6,958

Total revenues	926,716	754,776	784,991	761,863	640,147
Interest expense	97,102	80,087	114,709	144,460	96,496

Revenues, net of interest expense	829,614	674,689	670,282	617,403	543,651

Non-interest expenses:
Compensation and benefits	474,709	385,585	400,159	376,571	329,769
Floor brokerage and clearing fees	48,217	54,681	47,451	36,908	33,815
Technology and communications	58,581	52,216	44,583	45,398	42,427
Occupancy and equipment rental	32,534	26,156	22,916	19,193	16,003
Business development	26,481	22,973	21,349	18,432	16,676
Other	44,559	29,386	31,172	25,508	20,866

Total non-interest expenses	685,081	570,997	567,630	522,010	459,556

Earnings before income taxes and minority interest	144,533	103,692	102,652	95,393	84,095
Income taxes	52,851	41,121	43,113	40,412	35,256

Earnings before minority interest	91,682	62,571	59,539	54,981	48,839
Minority interest in earnings of consolidated subsidiaries, net	7,631	—	—	—	—

Earnings from continuing operations	84,051	62,571	59,539	54,981	48,839
Discontinued operations of ITGI, net of tax	—	—	—	—	12,888

Net earnings	$84,051	$62,571	$59,539	$54,981	$61,727

Earnings per share of Common Stock:
Basic:
Continuing operations	$1.58	$1.27	$1.21	$1.15	$1.03
Discontinued operations of ITGI, net of tax	—	—	—	—	0.27

Net earnings	$1.58	$1.27	$1.21	$1.15	$1.30

Diluted:
Continuing operations	$1.42	$1.14	$1.14	$1.13	$1.02
Discontinued operations of ITGI, net of tax	—	—	—	—	0.26

Net earnings	$1.42	$1.14	$1.14	$1.13	$1.28

Weighted average shares of Common Stock:
Basic	53,090	49,232	49,225	47,823	47,555
Diluted	59,266	55,020	52,263	48,669	47,984
Cash dividends per common share	$0.210	$0.100	$0.100	$0.100	$0.100
Selected Balance Sheet Data
Total assets	$10,992,283	$6,898,691	$5,344,737	$3,957,869	$2,896,252
Long-term debt	$443,148	$452,606	$153,797	$152,545	$149,485
Total stockholders’ equity	$838,371	$628,517	$565,656	$458,447	$396,577
Book value per share of Common Stock	$14.79	$11.66	$10.54	$9.28	$8.26
Shares outstanding	56,702	53,904	53,672	49,377	48,000
Other Data
Fixed charge coverage ratio (1)	5.6X	4.5X	7.0X	6.9X	6.6X

(1)	The ratio of earnings to fixed charges is computed by dividing (a) earnings before income taxes and minority interest plus total fixed charges by (b) total fixed charges. Fixed charges consist of interest expense on all long-term indebtedness and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      There are included or incorporated by reference in this report statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the Company’s future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions, whether in the negative or affirmative. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to the Company’s strategies for future development of its business and products. Forward-looking statements represent only the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report, particularly under the headings “Business” and “Factors Affecting the Company’s Business,” and in documents incorporated by reference in this report. The Company does not assume any obligation to update any forward-looking statement it makes.

Overview

      The Company operates as a full-service investment bank and institutional securities firm focused on the middle market. The Company offers financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies and provides trade execution in equity, high yield, convertible and international securities, as well as research and asset management capabilities, to institutional investors. The Company also offers correspondent clearing, prime brokerage, private client services and securities lending services.

      The Company believes that its middle market niche is largely under-served by its competitors. The Company actively looks to enhance its middle market position by continued leveraging of its internal resources and through acquisitions and strategic partnering. In 2003, the Company began the development of a broadly based asset management infrastructure which will support the development of various investment strategies including those focused on long-short equity, real assets, fixed income and foreign exchange through a variety of pooled investment vehicles. The Company expects to support and make investments in these various vehicles. Furthermore, the addition of Quarterdeck in 2002, with its specialization in mergers and acquisitions in the global aerospace, defense, and federal information technology industries and the addition of Broadview in 2003, with its specialization in mergers and acquisitions in the information, communications and healthcare technology industries represent additional important continuations of the Company’s strategy to create the leading investment bank serving middle-market companies and their investors.

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

      Investments are stated at estimated fair value as determined in good faith by management. Generally, the Company initially values these investments at cost and requires that changes in value be established by meaningful third-party transactions or a significant change in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

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

Analysis of Financial Condition

      Total assets increased $4,093.6 million from $6,898.7 million at December 31, 2002 to $10,992.3 million at December 31, 2003. The increase in total assets mostly relates to net increases of $3,249.0 million in securities borrowed and $501.4 million in securities pledged. Total investments increased $94.5 million from $334.4 million at December 31, 2002 to $428.9 million at December 31, 2003. The increase in investments mostly relates to approximately $78.9 million of investments in managed funds and fund managers related to the Company’s expansion of its asset management business. The Company expects to continue to devote capital to these types of strategic investments as it expands its asset management business.

      Total liabilities increased $3,883.7 million from $6,270.2 million at December 31, 2002 to $10,153.9 million at December 31, 2003. The increase in total liabilities mostly relates to net increases of $3,347.6 million in securities loaned and $433.9 million in securities sold, not yet purchased.

      The increase in securities borrowed and securities loaned is mostly related to the Company’s Matched Book business. See “Business — Interest.”

      Net stockholders’ equity increased $209.9 million from $628.5 million at December 31, 2002 to $838.4 million at December 31, 2003. The increase was due to net common stock activity of $135.9 million, including $37.9 million related to the reclassification of prior years’ stock portion of deferred compensation plan deferrals, net earnings of $84.1 million, and other comprehensive income of $1.7 million, partially offset by cash dividends of $11.8 million.

Revenues by Source

      The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

	Year Ended December 31,

	2003		2002		2001

		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

	(Dollars in Thousands)
Commissions and principal transactions:
Equities	$332,203	36%	$327,835	43%	$336,981	43%
International	85,307	9	74,853	10	62,797	8
High Yield	47,340	5	34,070	4	57,264	7
Convertible	28,799	3	29,684	4	34,091	4
Execution	23,737	3	29,310	4	11,509	1
Bonds Direct	27,242	3	11,516	2	1,665	0
Other Proprietary Trading	22,363	2	(3,003)	0	3,289	1

Total	566,991	61	504,265	67	507,596	64

Investment banking	229,608	25	139,828	18	124,099	16
Interest	102,403	11	92,027	12	131,408	17
Asset Management	17,268	2	12,026	2	17,687	2
Other	10,446	1	6,630	1	4,201	1

Total revenues	$926,716	100%	$754,776	100%	$784,991	100%

2003 Compared to 2002

      Revenues, net of interest expense, were up $154.9 million, or 23%, to $829.6 million, compared to $674.7 million for 2002. The increase was due primarily to a $62.7 million, or 12%, increase in trading revenues (commissions and principal transactions), a $89.8 million, or 64%, increase in investment banking, a $5.2 million, or 44%, increase in asset management, and a $3.8 million, or 58%, increase in other revenues, partially offset by a $6.6 million decrease in net interest income (interest revenues less interest expense). Principal transaction revenues include our proportionate share of the results of the High Yield Funds, which are described under “Business — Principal Transactions — High Yield.” For 2003, our share of these funds accounted for $9.8 million of revenues, up from $7.2 million for 2002. Trading revenues increased mostly due to other proprietary, Bonds Direct, International and High Yield, partially offset by reduced execution revenues. Investment banking revenues increased partly due to various high yield and related financings and advisory fees, including mergers and acquisition and restructuring. During 2003, the Company participated in 44 public and private debt financings, managed or co-managed 44 public and private equity financings. The advisory and restructuring business was strong as the Company worked on many different assignments. During 2002, the Company participated in 20 public and private debt financings, managed or co-managed 25 public and private equity financings. Asset management revenues increased primarily related to an international fund. Asset management revenues include management fees and a 20% “carried” interest from the Jefferies Partners Opportunity funds and management fees and/or incentive fees for certain other funds. Other revenues increase was substantially due to proceeds from a business interruption insurance settlement. Net interest income was down largely due to decreased interest income on proprietary securities positions.

      Total non-interest expenses were up $114.1 million, or 20%, to $685.1 million, compared to $571.0 million for 2002. Compensation and benefits increased $89.1 million, or 23%, in line with the increase in revenues. The Company’s compensation/ net revenues ratio was approximately 57% for both 2003 and 2002. This was possible even with increased headcount, due to the variable nature of the Company’s compensation structure. Compensation and benefits is net of amounts reimbursed to Jefferies by the High Yield Funds. Floor brokerage and clearing fees decreased $6.5 million, or 12%, primarily due to increased trade volumes internally executed by Helfant. Other expenses increased $15.2 million, or 52%, mostly due to higher litigation, legal and business insurance costs. With more employees, more transactions, and more businesses, the Company does not expect legal fees to go down. In addition, with increased regulation and new corporate governance initiatives, the securities industry has seen an increase in legal costs, as the business becomes more complicated. Occupancy and equipment rental increased $6.4 million, or 24%, mostly due to office expansion and a $1.9 million expense associated with the sublease of space in the San Francisco office. Technology and communications increased $6.4 million, or 12%, largely due to new services related to program trading, increased headcount and certain one time technology related reversals in the prior year. Business development expenses increased $3.5 million, or 15%, largely due to more business related travel expenses.

      Earnings before income taxes and minority interest were up 39% to $144.5 million, compared to $103.7 million for 2002. The effective tax rate was approximately 37% for 2003 compared to 40% for 2002. The decrease in the tax rate was partially due to reductions in the effective state tax rates and partially due to the effect of increased minority interests in limited liability subsidiaries, which are not subject to tax. Net earnings were up $21.5 million, or 34%, to $84.1 million, compared to $62.6 million for 2002.

      Minority interest (approximately 41% of the earnings of Bonds Direct, 40% of the earnings of RTS, 72% of JEOF, and 50% of the earnings of ACM) was $7.6 million for 2003. The increase in minority interest expense was due to earnings in Bonds Direct, RTS, JEOF, and ACM.

      Basic net earnings per share were $1.58 in 2003 on 53.1 million shares compared to $1.27 in 2002 on 49.2 million shares. Diluted net earnings per share were $1.42 in 2003 on 59.3 million shares compared to $1.14 in 2002 on 55.0 million shares.

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

      Basic net earnings per share were $1.27 in 2002 on 49.2 million shares compared to $1.21 in 2001 on 49.2 million shares. Diluted earnings per share were $1.14 in 2002 on 55.0 million shares compared to $1.14 in 2001 on 52.3 million shares.

Liquidity and Capital Resources

      A substantial portion of the Company’s assets is liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in the Company’s trading accounts are readily marketable and actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which can be settled or closed out within a few days. Receivables from customers include margin balances and amounts due on uncompleted transactions. Most of the Company’s receivables are secured by marketable securities.

      The Company’s assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. The Company has arrangements with banks for unsecured financing of $255 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has $20.0 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

      Jefferies, Helfant and Bonds Direct are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Helfant and Bonds Direct have consistently operated in excess of the minimum requirements (“excess net capital”). Jefferies, Helfant and Bonds Direct use the alternative method of calculation. As of December 31, 2003, Jefferies’, Helfant’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$220,130	$211,729
Helfant	9,398	9,148
Bonds Direct	5,183	4,933

      During 2003, the Company purchased 274,330 shares of its common stock for $6.6 million, at prices ranging from $16.69 to $32.76 per share. During 2002, the Company purchased 2,990,688 shares of common stock for $59.1 million, at prices ranging from $16.50 to $24.28 per share. The Company typically repurchases its own common stock in open market transactions in accordance with Rule 10b-18 and on occasion, in transactions directly with stockholders. These repurchases are generally to cover future common stock commitments under the Company’s various stock based compensation and incentive plans. The Company believes that it has sufficient liquidity and capital resources to make these repurchases without any material adverse effect on the Company.

      During 2003, approximately $3.6 million in zero coupon unsecured Euro denominated convertible loan notes were converted into 219,472 shares of the Company’s common stock. The conversion price for the notes was approximately 14.40 Euros (as of August 4, 2003, this was equivalent to approximately $16.36).

      During 2002, the Company issued $325.0 million aggregate principal amount of 7 3/4% senior notes due March 15, 2012 and retired $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004.

      In the normal course of business, the Company had letters of credit outstanding aggregating $20.0 million at December 31, 2003, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

      At December 31, 2003, the Company had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. These guarantees on behalf of JIL amounted to over $600 million as of December 31, 2003. In addition, as of December 31, 2003, the Company had commitments to invest up to $15.0 million in various investments. Additionally, in February of 2004, the Company committed to invest approximately $40 million in a new fund to be managed by the Company.

      The table below provides information about the Company’s commitments related to debt obligations, interest rate swaps, leases, guarantees, letters of credit and investments as of December 31, 2003. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates. For interest rate swaps, guarantees and letters of credit, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date
As of December 31, 2003
	2004	2005	2006	2007	2008	After 2008	Total

	(Dollars in Thousands)
Debt Obligations
Senior Notes	—	—	—	$100,000	—	$325,000	$425,000
10% Subordinated Loans	$300	—	—	—	—	—	$300
Interest rate swaps	—	—	—	—	—	$200,000	$200,000
Leases
Gross lease commitments	$29,161	$28,617	$27,045	$23,657	$22,788	$77,090	$208,358
Sub-leases	3,097	2,080	1,193	1,008	959	1,717	$10,054

Net lease commitments	$26,064	$26,537	$25,852	$22,649	$21,829	$75,373	$198,304
Guarantees	$26,000	—	—	—	—	—	$26,000
Letters of credit	$20,000	—	—	—	—	—	$20,000
Commitments to invest	$5,982	$488	$134	—	—	$8,357	$14,961

Off Balance Sheet Arrangements

      At December 31, 2003, the Company had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. The Company does not believe that these guarantees are reasonably likely to have any material effect on the Company.

Effects of Changes in Foreign Currency Rates

      The Company maintains a foreign securities business in its foreign offices (London, Paris, Tokyo and Zurich) as well as in some of its domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, the Company is still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in the Company’s Consolidated Statements of Earnings) or a foreign currency translation adjustment to the stockholders’ equity section of the Company’s Consolidated Statements of Financial Condition.

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

      Legal Risk. Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti money-laundering and record keeping.

Recent Accounting Developments

      New Amendment of FASB Statement No. 123 on Stock Based Compensation. Financial Accounting Standards Board (“FASB”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On February 5, 2003, the Company announced that it would adopt the fair-value-based method of recording stock-based compensation contained in FASB No. 123, “Accounting for Stock-Based Compensation”. The Company implemented this statement in the first quarter of 2003. For more information concerning stock-based compensation, see note 1 of Notes to Consolidated Financial Statements.

      New Accounting Standards on Derivative Instruments and Hedging Activities. FASB No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The implementation of this statement did not have a material impact on the Company.

      New Accounting Standards for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FASB No. 150 also includes required disclosures for financial instruments within its scope. FASB No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, FASB No. 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of FASB No. 150 did not have a material impact on the consolidated financial statements.

      New Accounting Standards and Disclosures on Guarantees. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on the consolidated financial statements.

      New Accounting Standards on Energy Contracts. In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has adopted the provisions of EITF Issue No. 02-3 related to energy-trading contracts as of the beginning of 2003, and the effect of adoption was not material to the Company’s financial condition, results of operations or cash flows. EITF Issue No. 02-3 also communicates the FASB staff’s view that the transaction price for a derivative contract is the best information available with which to estimate fair value at the inception of a contract when the estimate is not based on other observable market data. The application of the

FASB staffs view did not have a material effect on the Company’s financial condition, results of operations or cash flows.

      New Accounting Standards on Consolidations. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.

      For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. As the Company continues to evaluate the impact of applying FIN 46R, additional entities may be identified that would need to be consolidated by the Company.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, addressed the consolidation by companies of variable interest entities as defined in the Interpretation. A company is required to consolidate a variable interest entity if that company is the “primary beneficiary” as defined by the Interpretation. For purposes of determining whether it is the primary beneficiary, a company is required to treat variable interests in the variable interest entity held by its related parties as its own interests. The Company together with its employees (related parties) is the primary beneficiary of Jefferies Employees Opportunity Fund (“JEOF”), one of the three high yield funds that the Company manages. Therefore, JEOF starting in the third quarter of 2003 is consolidated into the Company and is no longer treated as an investment.

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

Changing Conditions in Financial Markets and the Economy Could Result in Decreased Revenues.

      As an investment banking and securities firm, changes in the financial markets or economic conditions, in the United States and elsewhere in the world, could adversely affect the Company in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues received from commissions and spreads;

•	unfavorable financial or economic conditions would likely reduce the number and size of transactions in underwriting, financial advisory and other services. Investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which the Company participates and would therefore be adversely affected by a sustained market downturn;

•	adverse changes in the market could lead to a reduction in revenues from principal transactions and commissions. Continued increases in the Company’s investments would make the Company more susceptible to adverse changes in the market;

•	adverse changes in the market could also lead to a reduction in revenues from asset management fees.

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

Increased Competition May Adversely Affect the Company’s Revenues and Profitability.

      All aspects of the Company’s business are intensely competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. The Company believes that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the relative price of the service and products being offered and the quality of service. Increased competition in these areas, or others, or an adverse change in the Company’s competitive position could lead to a reduction of business and therefore a reduction of revenues and profits. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in the Company losing business formerly serviced by such employee or employees. Competition can also raise the Company’s costs of hiring and retaining the key employees it needs to effectively execute its business plan.

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

Extensive Regulation of the Company’s Business Limits its Activities and, if it Violates These Regulations, May Subject it to Significant Penalties.

      The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by state securities commissions and state attorneys general in those states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. The Commission, self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the Company’s mode of operation and its profitability.

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

      The Company maintains equity securities inventories in exchange-listed, Nasdaq, OTC Bulletin Board, pink sheet and private securities on both a long and short basis as well as various partnership interests. The fair value of these securities at December 31, 2003, was $367 million in long positions and $168 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $20 million due to the offset of losses in long positions with gains in short positions. In addition, the Company generally enters into exchange-traded option and index futures contracts to hedge against potential losses in inventory positions, thus reducing this potential loss exposure. This hypothetical 10% decline in prices would not be material to the Company’s financial condition.

      The Company also invests in money market funds, high yield, corporate and U.S. Government agency debt and mutual bond funds. Money market funds do not have maturity dates and do not present a material market risk. The fair value of the Company’s high yield, corporate and U.S. Government agency debt at December 31, 2002 was $741 million in long positions and $501 million in short positions. Mutual bond funds do not have maturity dates; the Company’s position in these funds totaled $216 million at December 31, 2003. The potential loss in fair value of the high yield, corporate and U.S. Government agency debt and the mutual bond funds, using a hypothetical 5% decline in value, is estimated to be approximately $23 million due to the offset of losses in long positions with gains in short positions. This hypothetical 5% decline in value would not be material to the Company’s financial condition.

      At December 31, 2003, the Company had $425.0 million aggregate principal amount of Senior Notes outstanding, with fixed interest rates. The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.33%. The fair value of the mark to market of the swaps was positive $24.6 million as of December 31, 2003, which was recorded as an increase in the book value of the debt and an increase in other assets.

      The tables below provide information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and price movements as of December 31, 2003 and 2002. For debt obligations and reverse repurchase agreements, the table presents principal cash flows with expected maturity dates. For interest rate swaps, foreign exchange forward contracts, index futures contracts, commodities futures contracts and option contracts, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date
As of December 31, 2003
						After		Fair
	2004	2005	2006	2007	2008	2008	Total	Value

	(Dollars in Thousands)
Interest rate sensitivity
7.75% Senior Notes	—	—	—	—	—	$325,000	$325,000	$377,000
7.5% Senior Notes	—	—	—	$100,000	—	—	$100,000	$112,000
10% Subordinated Loans	$300	—	—	—	—	—	$300	$300
Interest rate swaps	—	—	—	—	—	$200,000	$200,000	$24,567
Reverse repurchase agreements (1), weighted average interest rate of .85%	$122,000	—	—	—	—	—	$122,000	$122,000
Exchange rate sensitivity
Gross open foreign exchange forwards	$26,488	—	—	—	—	—	$26,488	$(62)
Price sensitivity
S&P 500 index futures contracts, sales	$1,340	—	—	—	—	—	$1,340	$(49)
GSCI futures contracts, sales	$213,641	—	—	—	—	—	$213,641	$452
Commodities futures contracts, purchases	$212,520	—	—	—	—	—	$212,520	$118
Option contracts
Purchase	$127,772	$700	$1,400	—	—	—	$129,872	$14,547
Sale	$121,999	—	—	—	—	—	$121,999	$4,488

(1)	Included in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations.

	Expected Maturity Date
As of December 31, 2002
						After		Fair
	2003	2004	2005	2006	2007	2007	Total	Value

	(Dollars in Thousands)
Interest rate sensitivity
7.75% Senior Notes	—	—	—	—	—	$325,000	$325,000	$340,438
7.5% Senior Notes	—	—	—	—	$100,000	—	$100,000	$104,250
10% Subordinated Loans	$1,000	$300	—	—	—	—	$1,300	$1,300
Interest rate swaps	—	—	—	—	—	$200,000	$200,000	$30,280
Reverse repurchase agreements (1), weighted average interest rate of 1.24%	$233,000	—	—	—	—	—	$233,000	$233,000
Exchange rate sensitivity
Foreign exchange forward contracts
Purchase and Sale, Gross	$14,365	—	—	—	—	—	$14,365	$151
Stock price sensitivity
Index futures contracts
Sale	$1,131	—	—	—	—	—	$1,131	$33
Option contracts
Purchase	$11,895	$31,830	$175	—	—	—	$43,900	$5,086
Sale	$2,311	$24,750	—	—	—	—	$27,061	$2,795

(1)	Included in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Jefferies Group, Inc. and Subsidiaries Independent Auditors’ Report	24
Consolidated Statements of Financial Condition as of December 31, 2003 and 2002	25
Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended December 31, 2003	26
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Years in the Three-Year Period Ended December 31, 2003	27
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2003	28
Notes to Consolidated Financial Statements	30

Independent Auditors’ Report

The Board of Directors and Stockholders
     JEFFERIES GROUP, INC.:

      We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

January 20, 2004

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2003 and 2002
(Dollars in thousands, except per share amounts)

	2003	2002

Assets
Cash and cash equivalents	$107,876	$39,948
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	182,641	288,576
Securities borrowed	8,368,357	5,119,352
Receivable from brokers, dealers and clearing organizations	292,603	102,371
Receivable from customers	283,591	206,329
Securities owned	351,149	452,375
Securities pledged to creditors	557,727	56,348
Investments	428,939	334,361
Premises and equipment	54,513	49,355
Goodwill	100,596	55,472
Other assets	264,291	194,204

	$10,992,283	$6,898,691

Liabilities and Stockholders’ Equity
Bank loans	$—	$12,000
Securities loaned	8,086,583	4,738,938
Payable to brokers, dealers and clearing organizations	113,349	109,077
Payable to customers	490,697	481,346
Securities sold, not yet purchased	673,222	239,285
Accrued expenses and other liabilities	296,993	236,922

	9,660,844	5,817,568
Long-term convertible debt	—	3,319
Long-term debt	443,148	449,287

Total long-term debt	443,148	452,606
Minority interest	49,920	—

	10,153,912	6,270,174
Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 63,734,476 shares in 2003 and 59,282,296 shares in 2002	6	3
Additional paid-in capital	364,774	226,787
Retained earnings	567,632	496,418
Less:
Treasury stock, at cost; 7,032,419 shares in 2003 and 5,378,216 shares in 2002	(91,908)	(90,817)
Accumulated other comprehensive income (loss):
Currency translation adjustments	5,331	1,895
Additional minimum pension liability adjustment	(7,464)	(5,769)

Total accumulated other comprehensive income (loss)	(2,133)	(3,874)

Net stockholders’ equity	838,371	628,517

	$10,992,283	$6,898,691

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Earnings

For each of the years in the three-year period ended December 31, 2003
(In thousands, except per share amounts)

	2003	2002	2001

Revenues:
Commissions	$250,191	$268,984	$233,860
Principal transactions	316,800	235,281	273,736
Investment banking	229,608	139,828	124,099
Interest	102,403	92,027	131,408
Asset management	17,268	12,026	17,687
Other	10,446	6,630	4,201

Total revenues	926,716	754,776	784,991
Interest expense	97,102	80,087	114,709

Revenues, net of interest expense	829,614	674,689	670,282

Non-interest expenses:
Compensation and benefits	474,709	385,585	400,159
Floor brokerage and clearing fees	48,217	54,681	47,451
Technology and communications	58,581	52,216	44,583
Occupancy and equipment rental	32,534	26,156	22,916
Business development	26,481	22,973	21,349
Other	44,559	29,386	31,172

Total non-interest expenses	685,081	570,997	567,630

Earnings before income taxes and minority interest	144,533	103,692	102,652
Income taxes	52,851	41,121	43,113

Earnings before minority interest	91,682	62,571	59,539
Minority interest in earnings of consolidated subsidiaries, net	7,631	—	—

Net earnings	$84,051	$62,571	$59,539

Earnings per share:
Basic	$1.58	$1.27	$1.21

Diluted	$1.42	$1.14	$1.14

Weighted average shares of common stock:
Basic	53,090	49,232	49,225
Diluted	59,266	55,020	52,263

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For each of the years in the three-year period ended December 31, 2003
(Dollars in thousands, except per share amounts)

					Accumulated
		Additional			Other	Net
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance, December 31, 2000	$3	$86,004	$384,846	$(10,383)	$(2,023)	$458,447
Stock option exercises, including tax benefits (158,512 shares)	—	1,963	—	—	—	1,963
Purchase of 1,044,600 shares of treasury stock	—	—	—	(16,663)	—	(16,663)
Issuance of common stock (518,690 shares)	—	6,015	—	—	—	6,015
Stock issued in connection with the acquisition of Lawrence Helfant, Inc. and restricted stock grants, net of forfeitures, including tax benefits and additional vesting (4,662,306 shares issued, net)	—	61,714	—	(810)	—	60,904
Employee stock ownership plan amortization and purchases, net	—	3,322	—	—	—	3,322
Comprehensive income:
Net earnings	—	—	59,539	—	—	59,539
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	(1,518)	(1,518)
Additional minimum pension liability adjustment	—	—	—	—	(1,163)	(1,163)

Other comprehensive income (loss)					(2,681)	(2,681)

Comprehensive income						56,858
Dividends paid ($.10 per share)	—	—	(5,190)	—	—	(5,190)

Balance, December 31, 2001	$3	$159,018	$439,195	$(27,856)	$(4,704)	$565,656
Stock option exercises, including tax benefits (618,922 shares)	—	8,470	—	—	—	8,470
Purchase of 2,990,688 shares of treasury stock	—	—	—	(59,134)	—	(59,134)
Issuance of common stock (341,292 shares)	—	5,649	—	—	—	5,649
Stock issued in connection with the acquisition of Quarterdeck and restricted stock grants, net of forfeitures, including tax benefits and additional vesting (2,262,886 shares issued, net)	—	49,443	—	(3,827)	—	45,616
Employee stock ownership plan amortization and purchases, net	—	4,207	—	—	—	4,207
Comprehensive income:
Net earnings	—	—	62,571	—	—	62,571
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	4,298	4,298
Additional minimum pension liability adjustment	—	—	—	—	(3,468)	(3,468)

Other comprehensive income (loss)					830	830

Comprehensive income						63,401
Dividends paid ($.10 per share)	—	—	(5,348)	—	—	(5,348)

Balance, December 31, 2002.	$3	$226,787	$496,418	$(90,817)	$(3,874)	$628,517
Stock option exercises, including tax benefits (414,216 shares)	—	5,913	—	—	—	5,913
Purchase of 274,330 shares of treasury stock	—	—	—	(6,563)	—	(6,563)
Issuance of common stock (283,602 shares)	—	5,027	—	—	—	5,027
Stock issued in connection with the acquisition of Broadview and restricted stock grants, net of forfeitures, including tax benefits and additional vesting (2,155,017 shares issued, net)	—	62,174	—	5,472	—	67,646
2003 stock portion of DCP deferrals	—	22,176	—	—	—	22,176
Reclassification of prior years’ stock portion of DCP deferrals	—	37,879	—	—	—	37,879
Conversion of convertible debt (219,472 shares)	—	3,591	—	—	—	3,591
Employee stock ownership plan amortization and purchases, net	—	200	—	—	—	200
Comprehensive income:
Net earnings	—	—	84,051	—	—	84,051
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	—	—	3,436	3,436
Additional minimum pension liability adjustment	—	—	—	—	(1,695)	(1,695)

Other comprehensive income (loss)					1,741	1,741

Comprehensive income						85,792
Stock dividend	3	(3)	—	—	—	—
Dividends paid ($.21 per share total)	—	1,030	(12,837)	—	—	(11,807)

Balance, December 31, 2003.	$6	$364,774	$567,632	$(91,908)	$(2,133)	$838,371

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three years ended December 31, 2003
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$84,051	$62,571	$59,539

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	15,519	20,281	17,230
Deferred income taxes	(17,570)	(16,360)	(27,316)
(Increase) decrease in cash and securities segregated	106,395	(133,587)	52,357
(Increase) decrease in receivables:
Securities borrowed	(3,249,005)	(1,232,434)	(1,240,177)
Brokers, dealers and clearing organizations	(187,936)	75,337	39,784
Customers, officers and directors	(73,803)	(69,724)	117,957
(Increase) decrease in securities owned	101,226	(167,003)	(60,346)
(Increase) decrease in securities pledged to creditors	(501,379)	43,914	(3,938)
(Increase) decrease in other assets	(68,173)	9,159	(59,297)
Increase (decrease) in payables:
Securities loaned	3,381,255	899,939	1,436,471
Brokers, dealers and clearing organizations	(89)	62,234	25,883
Customers	9,351	168,139	(188,579)
Increase (decrease) in securities sold, not yet purchased	433,345	89,139	(21,539)
Increase (decrease) in accrued expenses and other liabilities	90,964	22,818	(971)
Increase in minority interest	23,538	—	—

Net cash provided by (used in) operating activities	147,689	(165,577)	147,058

Cash flows from investing activities:
Increase in investments	(94,298)	(169,593)	(32,816)
Purchase of premises and equipment	(15,850)	(16,481)	(16,489)
Broadview acquisition	(20,576)	—	—
Quarterdeck acquisition	(4,281)	(17,927)	—
Acquisition of a fixed income business	(2,000)	—	—
Lawrence Helfant, Inc. acquisition	(22)	—	(15,281)

Net cash flows used in investing activities	(137,027)	(204,001)	(64,586)

Cash flows from financing activities:
Net proceeds from (payments on) bank loans	(12,000)	(38,000)	50,000
Issuance of long term debt	—	315,315	1,300
Retirement of long term debt	(1,000)	(49,861)	—
Net payments on:
Repurchase of treasury stock	(6,563)	(59,134)	(16,663)
Dividends paid	(11,807)	(5,348)	(5,190)
Proceeds from exercise of stock options	5,913	8,470	1,963
Restricted shares, net of forfeitures	73,989	39,316	44,876
Common shares	5,027	5,649	6,015

Net cash provided by financing activities	53,559	216,407	82,301

Effect of currency translation on cash	3,707	5,013	(1,663)

Net increase (decrease) in cash and cash equivalents	67,928	(148,158)	163,110
Cash and cash equivalents at beginning of year	39,948	188,106	24,996

Cash and cash equivalents at end of year	$107,876	$39,948	$188,106

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

Three years ended December 31, 2003
(Dollars in thousands)

	2003	2002	2001

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$93,592	$75,118	$124,095
Income taxes	55,436	38,688	54,510
Broadview acquisition:
Fair value of assets acquired, including goodwill	$58,904
Fair value of liabilities assumed	(22,495)
Stock issued (557,711 shares)	(15,833)

Net cash paid for acquisition	20,576
Cash acquired in acquisition	7,090

Cash paid for acquisition	$13,486

Quarterdeck acquisition:
Fair value of assets acquired, including goodwill		$25,134
Fair value of liabilities assumed		(907)
Stock issued (300,000 shares)		(6,300)

Net cash paid for acquisition		17,927
Cash acquired in acquisition		9,947

Cash paid for acquisition		$7,980

Lawrence Helfant, Inc. acquisition:
Fair value of assets acquired, including goodwill			$34,604
Fair value of liabilities assumed			(3,295)
Stock issued (916,666 shares)			(16,028)

Net cash paid for acquisition			15,281
Cash acquired in acquisition			1,259

Cash paid for acquisition			$14,022

      Supplemental disclosure of non-cash financing activities:

In 2001, the additional minimum pension liability included in stockholders’ equity of $2,301 resulted from an increase of $1,163 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2002, the additional minimum pension liability included in stockholders’ equity of $5,769 resulted from an increase of $3,468 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2003, the additional minimum pension liability included in stockholders’ equity of $7,464 resulted from an increase of $1,695 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

(1) Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (“Company”), including Jefferies & Company, Inc. (“Jefferies”), Helfant Group, Inc. (“Helfant”), Bonds Direct Securities LLC (“Bonds Direct”), Quarterdeck Investment Partners, LLC (“Quarterdeck”), Broadview International LLC (“Broadview”) and all other entities in which the Company has a controlling financial interest, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The Company and its subsidiaries operate and are managed as a single business segment, that of a institutional securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, high yield, convertible and international securities, as well as investment banking, research and asset management activities. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

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

      All significant intercompany accounts and transactions are eliminated in consolidation.

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

Interest

      Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/securities loaned activity. Jefferies also earns

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short-term bond funds.

Asset Management

      The Company receives asset management fees in connection with management and investment advisory services the Company performs for various domestic and international funds and managed accounts, including two Jefferies Partners Opportunity funds, RTS Fund LLC (“RTS”), Asymmetric Capital Fund, and Jackson Creek CDO. These asset management fees include fees based on the value of assets under management and may include incentive fees based on performance. In 2003, the Company began the development of a broadly based asset management infrastructure which will support the development of various investment strategies including those focused on long-short equity, real assets, fixed income and foreign exchange through a variety of pooled investment vehicles. The Company expects to support and make investments in these various vehicles.

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

      Equity and debt interests in affiliates, which consist primarily of the Company’s interest in two high yield funds that the Company manages, are recorded under either the equity method or at fair value depending on the Company’s level of ownership and control.

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

December 31, 2003 and 2002

and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

      In addition to the interest rate swaps mentioned above, the Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts, index futures contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition (see note 12 of the notes to consolidated financial statements.)

Premises and Equipment

      Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill

      Goodwill represents the excess of cost over net assets acquired and is included in other assets. Financial Accounting Standards Board (“FASB”) No. 141, “Business Combinations”, and FASB No. 142, “Goodwill and Other Intangible Assets” changed the accounting for business combinations and goodwill in two significant ways. First, FASB No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. Second, FASB No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the Statement, which, for companies with calendar year ends, was January 1, 2002. While goodwill is no longer amortized, it is tested for impairment annually as of the end of the third quarter, or sooner if events or circumstances dictate, by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

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

Cash Equivalents

      The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 2003 and 2002, cash equivalents amounted to $66,478,000 and $15,797,000, respectively. Cash equivalents are part of the cash management activities of the Company and mature within 90 days.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

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

Minority Interest

      Minority interest represents the minority stockholders’ proportionate share of the equity of JEOF, RTS, Bonds Direct, and Asymmetric Capital Management Limited (“ACM”). At December 31, 2003, Jefferies Group, Inc. owned approximately 28% of JEOF, 59% of RTS, 55% of Bonds Direct, and 50% of ACM.

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

Additional Paid in Capital

      The following is a summary of additional paid in capital as of December 31, 2003 and 2002 (in thousands of dollars):

	2003	2002

Gross additional paid in capital	$443,022	$272,020
Deferred compensation	(78,248)	(45,233)

Additional paid in capital	$364,774	$226,787

      The deferred compensation relates to restricted or deferred stock granted under the Deferred Compensation Plan, the Incentive Plan and the Director Plan.

Stock-Based Compensation

      At December 31, 2003, the Company had six stock-based compensation plans, which are described in note 9 of the notes to consolidated financial statements. On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. Therefore, employee stock options granted on and after January 1, 2003 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In 2003, the Company recorded compensation expense, net of forfeitures, of $235,000 related to stock option grants and $1.6 million related to the employee stock purchase plans, the latter was based on a discount from market. The fair value of the 136,777 options granted in 2003 under the Company’s plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.5%; expected volatility of 33.3%; risk-free interest rates of 3.0%; and expected lives of 5.5 years.

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

December 31, 2003 and 2002

      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	2003	2002	2001

Net earnings, as reported	$84,051	$62,571	$59,539
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39,959	27,274	18,387
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44,911)	(34,385)	(26,024)

Pro forma net earnings	$79,099	$55,460	$51,902

Earnings per share:
Basic — as reported	$1.58	$1.27	$1.21

Basic — pro forma	$1.49	$1.13	$1.05

Diluted — as reported	$1.42	$1.14	$1.14

Diluted — pro forma	$1.33	$1.01	$0.99

New Amendment of FASB Statement No. 123 on Stock Based Compensation

      FASB No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On February 5, 2003, the Company announced that it would adopt the fair-value-based method of recording stock-based compensation contained in FASB No. 123, “Accounting for Stock-Based Compensation”. The Company implemented this statement in the first quarter of 2003. See Stock-Based Compensation for required disclosure.

New Accounting Standards on Derivative Instruments and Hedging Activities

      FASB No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The implementation of this statement did not have a material impact on the Company.

New Accounting Standards for Certain Financial Instruments With Characteristics of both Liabilities and Equity

      FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for classifying and measuring certain financial instruments with character-

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

istics of both liabilities and equity. FASB No. 150 also includes required disclosures for financial instruments within its scope. FASB No. 150 is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, FASB No. 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of FASB No. 150 did not have a material impact on the consolidated financial statements.

New Accounting Standards and Disclosures on Guarantees

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on the consolidated financial statements.

New Accounting Standards on Energy Contracts

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has adopted the provisions of EITF Issue No. 02-3 related to energy-trading contracts as of the beginning of 2003, and the effect of adoption was not material to the Company’s financial condition, results of operations or cash flows. EITF Issue No. 02-3 also communicates the FASB staff’s view that the transaction price for a derivative contract is the best information available with which to estimate fair value at the inception of a contract when the estimate is not based on other observable market data. The application of the FASB staffs view did not have a material effect on the Company’s financial condition, results of operations or cash flows.

New Accounting Standards on Consolidations

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.

      For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

VIEs in which it has variable interests and has not yet completed this analysis. As the Company continues to evaluate the impact of applying FIN 46R, additional entities may be identified that would need to be consolidated by the Company.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, addressed the consolidation by companies of variable interest entities as defined in the Interpretation. A company is required to consolidate a variable interest entity if that company is the “primary beneficiary” as defined by the Interpretation. For purposes of determining whether it is the primary beneficiary, a company is required to treat variable interests in the variable interest entity held by its related parties as its own interests. The Company together with its employees (related parties) is the primary beneficiary of Jefferies Employees Opportunity Fund (“JEOF”), one of the three high yield funds that the Company manages. Therefore, JEOF starting in the third quarter of 2003 is consolidated into the Company and is no longer treated as an investment.

      The Company also owns significant variable interests in a variable interest entity related to collateralized debt obligations for which the Company is not the primary beneficiary and therefore does not consolidate this entity. In aggregate, this variable interest entity has assets approximating $200 million. The Company’s maximum exposure to loss from this entity is approximately $13 million at December 31, 2003.

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

(2) Receivable from, and Payable to, Customers

      The following is a summary of the major categories of receivables from customers as of December 31, 2003 and 2002 (in thousands of dollars):

	2003	2002

Customers (net of allowance for uncollectible accounts of $124 in 2003 and $6,858 in 2002)	$274,642	$200,406
Officers and directors	8,949	5,923

	$283,591	$206,329

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

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

(3) Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

      The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2003 and 2002 (in thousands of dollars):

	2003		2002

		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$115,597	$167,950	$115,895	$83,769
High yield securities	127,874	34,200	144,388	2,858
Corporate debt securities	81,231	351,888	176,067	117,072
U.S. Government and agency obligations	11,900	114,696	10,939	32,791
Options	14,547	4,488	5,086	2,795

	$351,149	$673,222	$452,375	$239,285

      The following is a summary of the market value of major categories of securities pledged to creditors as of December 31, 2003 and 2002 (in thousands of dollars):

	2003	2002

Corporate debt securities	$353,100	$17,972
U.S. Government and agency obligations	89,324	—
High yield securities	77,527	2,602
Corporate equity securities	37,776	35,774

	$557,727	$56,348

(4) Investments

      The following is a summary of the major categories of investments, as of December 31, 2003 and 2002 (in thousands of dollars):

	2003	2002

Short-term bond funds	$215,790	$192,660
Partnership interests	36,782	36,246
Debt and equity investments	103,240	7,304
Equity and debt interests in affiliates	73,127	98,151

	$428,939	$334,361

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

      Included in equity and debt interests in affiliates as of December 31, 2003 and 2002 is $52,407,000 and $63,100,000, respectively, relating to the Company’s interest in the unconsolidated high yield funds that the Company manages. Included in principal transactions for the years ended December 31, 2003 and 2002 is $7,049,000 and $7,180,000, respectively, relating to the associated income from the Company’s interest in those high yield funds.

(5) Premises and Equipment

      The following is a summary of premises and equipment as of December 31, 2003 and 2002 (in thousands of dollars):

	2003	2002

Furniture, fixtures and equipment	$109,127	$95,773
Leasehold improvements	42,026	35,477

Total	151,153	131,250
Less accumulated depreciation and amortization	96,640	81,895

	$54,513	$49,355

      Depreciation and amortization expense amounted to $14,745,000, $15,613,000 and $12,510,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(6) Bank Loans

      Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At December 31, 2002 there were $12,000,000 in unsecured bank loans outstanding with an average interest rate of 1.56%.

(7) Long-Term Convertible Debt and Long-Term Debt

      The following summarizes long-term debt outstanding at December 31, 2003 and 2002 (in thousands of dollars):

	2003	2002

Long-Term Convertible Debt
Zero coupon, unsecured Euro denominated Convertible Loan Notes	$—	$3,319

Long-Term Debt
7 1/2% Senior Notes, due 2007, less unamortized discount of $102 and $130 in 2003 and 2002, respectively, effective rate of 8%	$99,898	$99,870
7 3/4% Senior Notes, due 2012, less unamortized discount of $6,617 and $7,163 in 2003 and 2002, respectively, effective rate of 8%	342,950	348,117
10% Subordinated Loans, due 2003.	—	1,000
10% Subordinated Loans, due 2004.	300	300

	$443,148	$449,287

      In March 2002, the Company issued $325.0 million aggregate principal amount of unsecured 7 3/4% senior notes due 2012, with a yield of 8.09%.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

      In May 2002, the Company retired $50.0 million aggregate principal amount of 8 7/8% senior notes due 2004. This resulted in an after tax loss of $480,000.

      The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.33%. The fair value of the mark to market of the swaps was positive $24.6 million as of December 31, 2003, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

      The Company acquired The Europe Company Ltd. in the third quarter of 2000, with a combination of restricted stock, zero coupon unsecured Euro denominated convertible loan notes and cash totaling approximately $18.0 million. The acquisition was accounted for as a purchase and resulted in approximately $13.0 million in goodwill.

      During 2003, approximately $3.6 million in zero coupon unsecured Euro denominated convertible loan notes were converted into 219,472 shares of the Company’s common stock. The conversion price for the notes was approximately 14.40 Euros (as of August 4, 2003, this was equivalent to approximately $16.36).

      Also, during 2003, $1.0 million in 10% Subordinated Loans to Bonds Direct matured.

(8) Income Taxes

      Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows (in thousands of dollars):

	2003	2002	2001

Earnings	$52,851	$41,121	$43,113
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3,980)	(7,739)	(3,356)

	$48,871	$33,382	$39,757

      Income taxes (benefits) for the years ended December 31, 2003, 2002 and 2001 consist of the following (in thousands of dollars):

	2003	2002	2001

Current:
Federal	$56,949	$47,084	$53,863
State and city	13,472	10,397	16,566

	70,421	57,481	70,429

Deferred:
Federal	(11,897)	(12,716)	(21,015)
State and city	(5,673)	(3,644)	(6,301)

	(17,570)	(16,360)	(27,316)

	$52,851	$41,121	$43,113

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

      Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2003, 2002 and 2001 as a result of the following (in thousands of dollars):

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Computed expected income taxes	$50,587	35.0%	$36,292	35.0%	$35,928	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	5,069	3.5	4,390	4.3	6,672	6.5
Limited deductibility of meals and entertainment	1,436	1.0	1,213	1.2	1,165	1.1
Goodwill amortization	—	—	—	—	455	0.5
Minority interest, not subject to tax	(2,945)	(2.0)	—	—	—	—
Foreign income	(398)	(0.3)	(485)	(0.5)	117	0.1
Non-taxable interest income	—	—	—	—	(91)	(0.1)
Other, net	(898)	(0.6)	(289)	(0.3)	(1,133)	(1.1)

Total income taxes	$52,851	36.6%	$41,121	39.7%	$43,113	42.0%

      The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands of dollars):

	2003	2002

Deferred tax assets:
Long-term compensation	$82,858	$50,450
Accounts receivable	3,477	3,969
State income taxes	2,250	1,623
Premises and equipment	—	1,689
Pension	5,249	3,940
Investments	1,639	14,285

Total gross deferred tax assets	95,473	75,956
Deferred tax liabilities:
Premises and equipment	(786)	—

Total gross deferred tax liabilities	(786)	—
Valuation allowance	—	—

Net deferred tax asset, included in other assets	$94,687	$75,956

      There was no valuation allowance for deferred tax assets as of December 31, 2003, 2002 and 2001.

      Management believes it is more likely than not that the Company will realize the deferred tax asset.

      The current tax liability as of December 31, 2003 and 2002 was $9,438,000 and $23,907,000, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

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

      The following tables set forth the plan’s funded status and amounts recognized in the Company’s accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

	December 31

	2003	2002

Accumulated benefit obligation	$35,690	$28,357
Projected benefit obligation for service rendered to date	40,691	32,568
Plan assets, at fair market value	23,665	18,127

Excess of the projected benefit obligation over plan assets	17,026	14,441
Unamortized prior service cost	241	229
Unrecognized net loss	(17,236)	(13,590)
Adjustment to recognize minimum liability	12,235	9,380
Intangible asset	(241)	(229)

Pension liability included in other liabilities	$12,025	$10,231

	Year ended December 31

	2003	2002	2001

Net pension cost included the following components:
Service cost — benefits earned during the period	$1,447	$1,321	$1,251
Interest cost on projected benefit obligation	2,206	2,033	1,803
Expected return on plan assets	(1,448)	(1,694)	(1,620)
Net amortization	913	439	205

Net periodic pension cost	$3,118	$2,099	$1,639

	Year ended December 31

	2003	2002

Fair value of assets, beginning of year	$18,127	$19,810
Employer contributions	4,189	1,600
Benefit payments made	(1,595)	(1,706)
Total investment return	2,944	(1,577)

Fair value of assets, end of year	$23,665	$18,127

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

	Year ended December 31

	2003	2002

Projected benefit obligation, beginning of year	$32,568	$27,086
Service cost	1,447	1,321
Interest cost	2,206	2,033
Actuarial gains and losses	6,065	3,490
Plan amendments	—	344
Benefits paid	(1,595)	(1,706)

Projected benefit obligation, end of year	$40,691	$32,568

      The plan assets consist of approximately 60% equities and 40% fixed income securities in 2003 and approximately 50% equities and 50% fixed income securities in 2002. The target allocation of plan assets for 2004 is approximately 60% equities and 40% fixed income securities

      The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.00% and 4.00%, respectively, in 2003, 6.75% and 4.75%, respectively, in 2002, 7.25% and 5.25%, respectively, in 2001. The expected long-term rate of return on assets was 7.50% in 2003 and 8.40% in 2002 and 2001.

Incentive Plan

      The Company has an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The plan imposes a limit on the number of shares of common stock of the Company that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant. Under the Incentive Plan, the exercise price of each option is generally not less than the market price of the Company’s stock on the date of grant and the option’s maximum term is ten years.

      Restricted Stock / Restricted Stock Units. The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted.

      The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive shares at the end of a specified deferral period. Restricted stock units are subject to forfeiture conditions, until the restrictions lapse or terminate. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued.

      During 2003, 2002 and 2001, employees were awarded an aggregate of 3,838,128, 2,326,636 and 3,801,694 restricted stock shares, respectively, with a corresponding market value of $87,263,000, $46,118,000 and $56,908,000, respectively. A portion of the market value of the restricted stock related to current service is expensed in the applicable year and that portion relating to future service is amortized over its vesting period,

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

generally one to three years. As of December 31, 2003, 2002 and 2001, restricted stock shares outstanding were 5,810,885 shares, 6,014,674 shares and 4,924,128 shares, respectively.

      As of December 31, 2003, there were 3,433,274 restricted stock units outstanding which were a result of either deferral of stock option gains at time of exercise or conversion from restricted stock in 2003.

      The compensation cost associated with restricted stock and restricted stock units includes the amortization of the current year and prior years’ grants which amounted to $57,408,000, $38,597,000 and $27,902,000 in 2003, 2002 and 2001, respectively.

      Included above are awards for employees with annual compensation below $200,000. During 2003, 2002 and 2001 employees with annual compensation below $200,000 were awarded 200, 300 and 500, restricted shares each of common stock as of January 1, 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, there were awards of 108,700 shares, 150,600 shares and 174,500 shares, respectively, with a corresponding market value of $2,340,000, $3,186,000 and $2,727,000, respectively. The compensation cost associated with these awards is being amortized over the three-year vesting period of the awards. The compensation cost, net of forfeitures, related to these awards was $1,911,000, $1,985,000 and $909,000 in 2003, 2002 and 2001, respectively.

      Performance-based Stock Options. While the Incentive Plan allows for the granting of performance-based stock options, no such options were granted during 2003, 2002 and 2001, and no such options were outstanding at December 31, 2003, 2002 and 2001.

Director Plan

      The Company also has a Directors’ Stock Compensation Plan (“Directors’ Plan”) which compensates non-employee directors for their services in the form of cash, deferred cash or deferred shares of the Company’s common stock. Currently, the plan provides for a grant of $80,000 in restricted common stock to non-employee directors on the date directors are elected or reelected at the Company’s annual meeting. Additionally, the Directors’ Plan permits each non-employee director to elect to be paid annual retainer fees and annual fees for service as chairman of a Board committee in the form of cash, deferred cash in an interest-bearing cash account or deferred shares in a deferred share account. The plan used to provide for an annual grant to each non-employee director of an option to purchase 9,000 shares of the Company’s common stock and the ability to elect to receive annual fees in the form of options. A total number of 1,000,000 shares of the Company’s common stock are reserved under the Directors’ Plan.

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

      The compensation cost related to these plans was $1,573,000, $139,000 and $162,000 in 2003, 2002 and 2001, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

Deferred Compensation Plan

      The Company has a Deferred Compensation Plan, which was established in 2001. In 2003, 2002 and 2001, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest in the Company’s stock, stock options and other activities on an attractive pre-tax basis through the plan. The compensation cost related to this plan was $5,548,000, $2,162,000 and $317,000 in 2003, 2002 and 2001, respectively. A total number of 8,000,000 shares of the Company’s common stock are reserved under the Deferred Compensation Plan. As of December 31, 2003, there were 2,877,735 shares of restricted stock units and 810,901 stock options outstanding under the Deferred Compensation Plan.

Employee Stock Ownership Plan

      The Company has an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. In 1999, the Company re-established annual contributions to the ESOP. In 1999, 557,488 shares of common stock were purchased for $6,487,000, which was funded by a loan from the Company. The loan is being repaid over 4 years at an annual interest rate of 5.22%. The Company makes contributions to the ESOP sufficient to fund principal and interest payments and may make additional contributions at the discretion of the Board of Directors. As of December 31, 2002, the loan balance had been paid in full. Additionally, during 2002, 6,512 shares of common stock were purchased for $127,000. These shares were paid for substantially through a Company contribution. The compensation cost related to this plan was $200,000, $4,333,000 and $3,321,000 in 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had a remaining commitment to fund a 200,000 share contribution to the ESOP.

Profit Sharing Plan

      The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $2,055,000, $1,742,000 and $1,945,000 in 2003, 2002 and 2001, respectively.

Options Issued Under All Plans

      The fair value of all option grants for all the Company’s plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2003, 2002 and 2001, respectively: dividend yield of 0.5%, 0.5%, and 0.7%; expected volatility of 33.3%, 34.8%, and 40.9%; risk-free interest rates of 3.0%, 3.7%, and 4.6%; and expected lives of 5.5 years, 5.1 years, and 5.1 years.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

      A summary of the status of Company stock options in all its stock-based plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,892,582	$14.91	6,658,138	$11.95	4,503,518	$10.04
Granted	136,777	22.38	2,206,100	21.82	2,652,796	15.08
Exercised	(1,300,640)	9.64	(618,922)	8.37	(158,512)	9.86
Forfeited	(110,924)	11.52	(352,734)	13.84	(339,664)	11.98

Outstanding at end of year	6,617,795	$16.16	7,892,582	$14.91	6,658,138	$11.95

Options exercisable at year-end	4,273,192	$14.30	4,813,612	$12.73	4,193,416	$11.34
Weighted-average fair value of options granted during the year		$7.62		$7.77		$6.10

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	At	Remaining	Average	At	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Life (Years)	Price	2003	Price

$ 3.10 to 4.99	79,460	2.6	$3.56	79,460	$3.56
$ 5.00 to 9.99	301,202	0.6	9.55	301,202	9.55
$10.00 to 14.99	3,070,474	1.3	12.15	2,501,194	11.83
$15.00 to 19.99	861,346	3.2	17.48	389,020	17.47
$20.00 to 32.98	2,305,313	3.6	22.23	1,002,316	21.52

$ 3.10 to 32.98	6,617,795	2.3	$16.16	4,273,192	$14.30

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

(10) Earnings per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Earnings:	$84,051	$62,571	$59,539

Shares:
Average shares used in basic computation	53,090	49,232	49,225
Stock options	1,903	1,650	1,099
Unvested restricted stock/ unvested restricted stock units	4,273	4,138	1,939

Average shares used in diluted computation	59,266	55,020	52,263

Earnings per share:
Basic	$1.58	$1.27	$1.21

Diluted	$1.42	$1.14	$1.14

      The Company had no anti-dilutive securities during 2003, 2002 and 2001.

(11) Leases

      As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2017. Future minimum lease payments for all noncancelable operating leases at December 31, 2003 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net

2004	$29,161	$3,097	$26,064
2005	28,617	2,080	26,537
2006	27,045	1,193	25,852
2007	23,657	1,008	22,649
2008	22,788	959	21,829
Thereafter	77,090	1,717	75,373

      Rental expense amounted to $22,908,000, $18,110,000 and $15,315,000, in 2003, 2002 and 2001, respectively.

(12) Financial Instruments

Off-Balance Sheet Risk

      The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company’s consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

Derivative Financial Instruments

      The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. The Standard & Poors 500 index futures positions are taken as a hedge against securities positions. The Goldman Sachs Commodity Index (“GSCI”) futures positions are taken as a hedge against the commodities futures positions underlying the GSCI. The average maturity of the GSCI futures positions and the commodities futures positions is generally one to two months. The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 3.33%. The fair value of the mark to market of the swaps was positive $24.6 million as of December 31, 2003, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

      The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, foreign exchange forward contracts and interest rate swaps, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provide only a measure of the Company’s involvement in these contracts at December 31, 2003 and 2002. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or contracted amount

	2003		2002

	Purchase	Sale	Purchase	Sale

S&P 500 index futures contracts	$—	$1,340	$—	$1,131
GSCI futures contracts	—	213,641	—	—
Commodities futures contracts	212,520	—	—	—
Option contracts	129,872	121,999	43,900	27,061
Foreign exchange forward contracts	12,588	13,900	10,515	3,850
Interest rate swaps	200,000	—	200,000	—

Fair Value of Derivative Financial Instruments

      FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

      The following is an aggregate summary of the average 2003 and 2002 and December 31, 2003 and 2002 fair values of derivative financial instruments (in thousands of dollars):

	2003		2002

	Average	End of period	Average	End of period

S&P 500 index futures contracts:
In a favorable position	$17	$—	$68	$33
In an unfavorable position	42	49	6	—
GSCI index futures contracts:
In a favorable position	2,590	452	—	—
Commodities futures contracts:
In a favorable position	118	118	—	—
In an unfavorable position	1,699	—	—	—
Option contracts:
Purchase	6,007	14,547	2,202	5,086
Sale	2,671	4,488	1,037	2,795
Foreign exchange forward contracts	20	(62)	52	151
Interest rate swaps	27,919	24,567	18,005	30,280

Guarantees

      The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires that the Company recognize the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

      In the normal course of business, the Company had letters of credit outstanding aggregating $20.0 million at December 31, 2003, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

      As of December 31, 2003, the Company had outstanding guarantees of $26.0 million primarily relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. These guarantees on behalf of JIL amounted to over $600 million as of December 31, 2003. In addition, as of December 31, 2003, the Company had commitments to invest up to $15.0 million in various investments.

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

December 31, 2003 and 2002

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

(13) Other Comprehensive Income

      The following summarizes other comprehensive loss and accumulated other comprehensive loss at December 31, 2003 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$3,436	$—	$3,436
Minimum pension liability adjustment	(2,855)	1,160	(1,695)

Other comprehensive loss	$581	$1,160	$1,741

			Accumulated
		Minimum	Other
	Currency	Pension	Comprehensive
	Translation	Liability	Income
	Adjustments	Adjustment	(Loss)

Beginning balance	$1,895	$(5,769)	$(3,874)
Change in 2003	3,436	(1,695)	1,741

Ending balance	$5,331	$(7,464)	$(2,133)

      The following summarizes other comprehensive loss and accumulated other comprehensive loss at December 31, 2002 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$4,298	$—	$4,298
Minimum pension liability adjustment	(5,379)	1,911	(3,468)

Other comprehensive loss	$(1,081)	$1,911	$830

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning balance	$(2,403)	$(2,301)	$(4,704)
Change in 2002	4,298	(3,468)	830

Ending balance	$1,895	$(5,769)	$(3,874)

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

(14) Net Capital Requirements

      As registered broker-dealers, Jefferies, Helfant and Bonds Direct are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Helfant and Bonds Direct have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

      As of December 31, 2003, Jefferies’, Helfant’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$220,130	$211,729
Helfant	9,398	9,148
Bonds Direct	5,183	4,933

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

Guarantees

      In the normal course of business, the Company had letters of credit outstanding aggregating $20.0 million at December 31, 2003, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

      As of December 31, 2003, the Company had outstanding guarantees of $26.0 million primarily relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed collateralized obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL in JIL’s securities borrowed business. These guarantees on behalf of JIL amounted to over $600 million as of December 31, 2003. In addition, as of December 31, 2003, the Company had commitments to invest up to $15.0 million in various investments.

(16) Segment Reporting

      The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. The Company’s business is predominantly in the United States with under 10% of revenues and 2% of assets attributable to international operations.

(17) Goodwill

      The following is a summary of goodwill as of December 31, 2003 and the impact of goodwill amortization on earnings for the years ended December 31, 2003, 2002 and 2001 (in thousands of dollars):

			Excess of
	Excess of		Purchase
	Purchase		Price Over
	Price Over		Net Assets
	Net Assets	Accumulated	Acquired	Acquisition
Acquisition	Acquired	Amortization	Remaining	Date

Broadview International LLC	$38,821	$—	$38,821	Dec. 2003
Helfant Group, Inc.	26,062	—	26,062	Sept. 2001
Quarterdeck Investment Partners, LLC	22,290	—	22,290	Dec. 2002
The Europe Company	12,986	1,863	11,123	Aug. 2000
Other	2,300	—	2,300

	$102,459	$1,863	$100,596

	2003	2002	2001

Reported net earnings	$84,051	$62,571	$59,539
Add back goodwill amortization	—	—	1,301

Adjusted net earnings	$84,051	$62,571	$60,840

      None of the acquisitions listed above were considered material based on the small percentage they represent of the Company’s total assets, equity, revenues and net earnings. There was no goodwill impairment as of December 31, 2003, 2002 and 2001.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

Broadview International LLC

      The Company acquired Broadview International LLC (“Broadview”) for approximately $36.4 million in stock and cash. The acquisition was accounted for as a purchase and resulted in approximately $38.8 million in goodwill, in part, due to accrued exit costs. There is also a five-year contingency for additional consideration, based on future revenues.

      At December 31, 2003, excess of purchase price over fair value tangible net assets acquired was $38.8 million.

      The shares related to the stock were included in the denominator of the basic earnings per share calculation.

Quarterdeck Investment Partners, LLC

      The Company acquired Quarterdeck Investment Partners, LLC (“Quarterdeck”) for approximately $29.5 million in stock and cash, which includes its initial 2001 investment as well as contingent consideration. The acquisition was accounted for as a purchase and resulted in approximately $17.0 million in goodwill. There is also a five-year contingency for additional consideration, based on future revenues.

      At December 31, 2003 and 2002, excess of purchase price over fair value tangible net assets acquired was $22.3 million and $17.0 million, respectively. The increase in goodwill mostly relates to additional consideration related to the five-year contingency.

      The shares related to the stock were included in the denominator of the basic earnings per share calculation.

(18) Asset Management

      The following summarizes asset management revenues for the years 2003, 2002 and 2001 (in thousands of dollars):

	2003	2002	2001

High Yield Funds (HY)
Performance based	$5,862	$5,660	$12,146
Asset based	3,063	3,265	2,641
International
Performance based	4,346	—	—
Asset based	3,317	2,758	2,566
Other	680	343	334

Total	$17,268	$12,026	$17,687

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2003 and 2002

(19) Selected Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2003 and 2002 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year

2003
Revenues	$185,299	$230,209	$221,947	$289,261	$926,716
Earnings before income taxes and minority interest	23,257	32,302	36,140	52,834	144,533
Net earnings	14,185	18,738	20,532	30,596	84,051
Net earnings per share:
Basic (1)	$0.27	$0.36	$0.38	$0.57	$1.58

Diluted	$0.25	$0.32	$0.35	$0.50	$1.42

2002
Revenues	$195,342	$200,877	$179,151	$179,406	$754,776
Earnings before income taxes	29,964	29,897	19,314	24,517	103,692
Net earnings	17,672	17,615	11,782	15,502	62,571
Net earnings per share:
Basic	$0.36	$0.36	$0.24	$0.32	$1.27

Diluted	$0.32	$0.32	$0.21	$0.28	$1.14

(1)	March, June and September 2003 quarters have been modified to reflect a computational change. They were previously reported as $0.28, $0.37 and $0.41, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 9A.	CONTROLS AND PROCEDURES.

      The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

      Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Information with respect to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

		Pages

(a)1.	Financial Statements
	Included in Part II of this report:
	Independent Auditors’ Report	24
	Consolidated Statements of Financial Condition	25
	Consolidated Statements of Earnings	26
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)	27
	Consolidated Statements of Cash Flows	28
	Notes to Consolidated Financial Statements	30

(a)2. Financial Statement Schedules

      All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(a)3. Exhibits

3.1		Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on April 30, 1999.
3.2		Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.
4.1		Indenture dated as of August 18, 1997 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, including form of 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 4.1 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997 including amendments thereto.
4	.1(a)	First Supplemental Indenture dated as of March 15, 1999 between Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of August 18, 1997 is incorporated by reference to Exhibit 4.1(a) of Registrant’s Form 10-K filed on March 27, 2000.
4	.1(b)	Second Supplemental Indenture dated as of March 17, 1999 between JEF Holding Company, Inc., Jefferies Group, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of August 18, 1997, as amended on March 15, 1999 is incorporated by reference to Exhibit 4.1(b) of Registrant’s Form 10-K filed on March 27, 2000.
4.2		Registration Rights Agreement dated as of August 18, 1997 by and among Jefferies Group, Inc. and the purchasers of Jefferies Group, Inc.’s 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 10.2 to Jefferies Group, Inc.’s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997.
4.3		Indenture dated as of March 12, 2002 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee is incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-K filed on March 28, 2003.
4.4		Jefferies Group, Inc. 7.75% Senior Note, due March 15, 2012 is incorporated by reference to Exhibit 4.4 of Registrant’s Form 10-K filed on March 28, 2003.
4.5		First Supplemental Indenture dated as of July 15, 2003 to Indenture dated as of March 12, 2002 by and between Jefferies Group, Inc. and The Bank of New York is incorporated by reference to Exhibit 4.2 of Registrant’s Form S-3 filed July 15, 2003.

4.6		Subordinated Loan Agreements (Forms SL-1 and SL-5) between Bonds Direct Securities LLC and the lenders; Registrant hereby agrees to provide copies of such Notes to the Commission upon request.
10.1		Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on July 14, 2003.
10.2		Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Appendix 4 of Registrant’s Proxy Statement filed on April 4, 2003.
10.3		Jefferies Group, Inc. 1999 Incentive Compensation Plan as Amended and Restated as of October 22, 2002 is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on August 8, 2003.
10.4		Jefferies Group, Inc. Stock Option Gain and Stock Award Deferral Program effective as of January 21, 2003 is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 9, 2003.
10.5		Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 filed on April 20, 1999.
10.6		Letter agreement between Frank E. Baxter and Registrant dated February 15, 2002 is incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-Q filed on May 10, 2002.
10.7		Letter agreement between Lloyd H. Feller and Registrant dated November 4, 2002 is incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 28, 2003.
12	.1*	Computation of Ratio of Earnings to Fixed Charges.
21	*	List of Subsidiaries of Registrant.
23	*	Consent of KPMG LLP.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32	*	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

      Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

      On October 14, 2003, the Company furnished a press release announcing financial results for the quarter ended September 26, 2003 under Item 12 of Form 8-K.

      On January 20, 2004, the Company furnished a press release announcing financial results for the year ended December 31, 2003 under Item 12 of Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

By	/s/ RICHARD B. HANDLER

Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer

Dated: March 1, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	March 1, 2004

/s/ JOHN C. SHAW, JR. John C. Shaw, Jr.	Director, President and Chief Operating Officer	March 1, 2004

/s/ JOSEPH A. SCHENK Joseph A. Schenk	Executive Vice President and Chief Financial Officer	March 1, 2004

/s/ W. PATRICK CAMPBELL W. Patrick Campbell	Director	March 1, 2004

/s/ RICHARD G. DOOLEY Richard G. Dooley	Director	March 1, 2004

/s/ FRANK J. MACCHIAROLA Frank J. Macchiarola	Director	March 1, 2004