Form 10-Q
period 2004-03-26
JEFFERIES GROUP INC /DE/
filed 2004-05-04
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

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

     Yes [X] No [  ]

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 57,243,844 shares as of the close of business April 30, 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 26, 2004

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	March 26,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$106,819	$107,876
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	276,132	182,641
Securities borrowed	7,931,901	8,368,357
Receivable from brokers, dealers and clearing organizations	239,629	292,603
Receivable from customers	313,752	283,591
Securities owned	598,345	351,149
Securities pledged to creditors	469,381	557,727
Investments	669,506	428,939
Premises and equipment	52,238	54,513
Goodwill	102,888	100,596
Other assets	285,035	264,291

	$11,045,626	$10,992,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities loaned	$7,438,751	$8,086,583
Payable to brokers, dealers and clearing organizations	189,103	113,349
Payable to customers	582,093	490,697
Securities sold, not yet purchased	803,455	673,222
Accrued expenses and other liabilities	280,162	296,993

	9,293,564	9,660,844
Long-term debt	795,399	443,148
Minority interest	53,514	49,920

	10,142,477	10,153,912

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 64,217,789 shares in 2004 and 63,734,476 shares in 2003	6	6
Additional paid-in capital	412,601	364,774
Retained earnings	595,024	567,632
Less:
Treasury stock, at cost, 7,409,729 shares in 2004 and 7,032,419 shares in 2003	(102,306)	(91,908)
Accumulated other comprehensive loss:
Currency translation adjustments	5,288	5,331
Additional minimum pension liability	(7,464)	(7,464)

Total accumulated other comprehensive loss	(2,176)	(2,133)

Total stockholders’ equity	903,149	838,371

	$11,045,626	$10,992,283

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended
	March 26,	March 28,
	2004	2003
Revenues:
Commissions	$72,303	$56,657
Principal transactions	86,440	57,765
Investment banking	91,372	44,203
Asset management fees and investment income from managed funds	23,801	3,601
Interest	24,739	21,499
Other	4,439	1,574

Total revenues	303,094	185,299
Interest expense	24,587	21,050

Revenues, net of interest expense	278,507	164,249

Non-interest expenses:
Compensation and benefits	158,938	95,397
Floor brokerage and clearing fees	13,755	10,812
Technology and communications	16,409	14,471
Occupancy and equipment rental	9,612	7,326
Business development	8,410	6,050
Other	10,164	6,936

Total non-interest expenses	217,288	140,992

Earnings before income taxes and minority interest	61,219	23,257
Income taxes	21,257	9,072

Earnings before minority interest.	39,962	14,185
Minority interest in earnings of consolidated subsidiaries, net	8,053	—

Net earnings	$31,909	$14,185

Earnings per share:
Basic	$0.57	$0.27
Diluted	$0.51	$0.25
Weighted average shares:
Basic	56,298	52,054
Diluted	63,078	57,124
Fixed charge coverage ratio	7.4X	3.9X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 26, 2004
(Dollars in thousands, except per share amounts)

					Accumulated	Total
		Additional			Other	Stock-
	Common	Paid-in	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Loss	Equity
Balance, December 31, 2003	$6	$364,774	$567,632	$(91,908)	$(2,133)	$838,371
Exercise of stock options, including tax benefits (343,058 shares)	—	6,686	—	—	—	6,686
Purchase of treasury stock (208,848 shares)	—	—	—	(7,888)	—	(7,888)
Incentive plan, ESOP, ESPP, SSPP, and Director Plan stock, restricted stock, or restricted stock unit issuances (140,255 shares), net of forfeitures and conversions into restricted stock units (168,462 treasury shares)	—	41,141	—	(2,510)	—	38,631
Dividends ($.08 per share total)	—	—	(4,517)	—	—	(4,517)
Comprehensive income:
Net earnings	—	—	31,909	—	—	31,909
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	(43)	(43)

Comprehensive income	—	—	—	—	—	31,866

Balance, March 26, 2004	$6	$412,601	$595,024	$(102,306)	$(2,176)	$903,149

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 26,	March 28,
	2004	2003
Cash flows from operating activities:
Net earnings	$31,909	$14,185

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,749	3,235
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	(93,491)	52,464
(Increase) decrease in receivables:
Securities borrowed	436,456	(2,311,176)
Brokers, dealers and clearing organizations	52,974	(65,212)
Customers	(30,161)	16,505
Increase in securities owned	(247,196)	(27,144)
(Increase) decrease in securities pledged to creditors	88,346	(28,464)
Increase in other assets	(13,361)	(56,949)
Increase (decrease) in operating payables:
Securities loaned	(647,832)	2,471,540
Brokers, dealers and clearing organizations	75,754	(7,872)
Customers	91,396	(125,253)
Increase in securities sold, not yet purchased	130,233	32,082
Increase (decrease) in accrued expenses and other liabilities	(16,831)	4,221
Increase in minority interest	3,594	—

Total adjustments	(166,370)	(42,023)

Net cash used in operating activities	(134,461)	(27,838)

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 26,	March 28,
	2004	2003
Cash flows from investing activities:
Increase in investments	(240,567)	(17,560)
Net additional acquisition payments	(2,292)	(1,850)
Purchase of premises and equipment	(1,313)	(4,153)

Net cash used in investing activities	(244,172)	(23,563)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	—	30,000
Issuance of 5 1/2% Senior Notes	347,809	—
Repurchase of treasury stock	(7,888)	(2,097)
Dividends paid	(4,517)	(1,350)
Exercise of stock options, not including tax benefits	3,584	343
Various benefit plans, stock issuances, net of forfeitures	38,631	21,499

Net cash provided by financing activities	377,619	48,395

Effect of foreign currency translation on cash	(43)	(480)

Net decrease in cash and cash equivalents	(1,057)	(3,486)
Cash and cash equivalents – beginning of period	107,876	39,948

Cash and cash equivalents – end of period	$106,819	$36,462

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,837	$13,787
Income taxes	$14,098	$16,471

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (“Company”), including Jefferies & Company, Inc. (“Jefferies”), Helfant Group, Inc. (“Helfant”), Jefferies International Limited, Bonds Direct Securities LLC (“Bonds Direct”), Quarterdeck Investment Partners, LLC (“Quarterdeck”), Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”), Jefferies RTS Fund L.P. (“RTS”), and Asymmetric Capital Management Limited (“ACM”).

The Company is required to consolidate variable interest entities if the Company is the “primary beneficiary” as defined by the accounting rules. For purposes of determining whether the Company is the “primary beneficiary”, the Company treats variable interests in the variable interest entity held by its related parties as its own interests. The Company together with its employees (related parties) is the “primary beneficiary” of JEOF and several other employee funds. These entities are therefore included in the consolidation.

The usual condition for a controlling financial interest in an entity is ownership of a majority of the voting interest. Accordingly, the Company consolidates entities in which it has all, or a majority of the voting interest. When the Company does not have a controlling financial interest in an entity or is not the “primary beneficiary”, but exerts significant influence over the entity’s operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting as required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If the Company does not have a controlling financial interest in, is not the “primary beneficiary” of, or does not exert significant influence over, the entity, the Company accounts for the investment at fair value.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the three-month period ended March 26, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Commissions

All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal Transactions

Securities owned, securities pledged and securities sold, not yet purchased, are valued at fair value, and unrealized gains or losses are reflected in revenues from principal transactions.

Investment Banking

Underwriting revenues are recognized when the underlying transaction is consummated. Revenue from restructuring and advisory engagements is recognized as the services are provided. Success fees from restructuring and advisory engagements are recognized when the transaction is consummated. Expenses associated with these transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

Interest

Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed / securities lending activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short-term bond funds.

Asset Management Fees and Investment Income From Managed Funds

Asset management fees and investment income from managed funds include revenues the Company receives from management and performance fees from funds managed by the Company, revenues from asset management fees the Company receives from third-party managed funds, and investment revenue from the Company’s investments in these funds. Asset management fees and investment income from managed funds include revenues from companies included in the consolidated financial statements that are not wholly-owned subsidiaries.

The Company receives fees in connection with management and investment advisory services the Company performs for various domestic and international funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies RTS Fund L.P., Asymmetric Convertible Fund Limited, Jackson Creek CDO, and Jefferies Real Asset Fund, LLC. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period depending upon the fund’s offering documents. In certain circumstances, the Company is entitled to receive performance fees when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are generally based upon an investment period over a 12-month period and are not subject to adjustment once the measurement period ends and performance fees have been realized.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes revenues from asset management fees and investment in managed funds for the three-month periods ended March 26, 2004 and March 28, 2003 (in thousands of dollars):

	Three Months Ended
	March 26,	March 28,
	2004	2003
Asset management fees:
High Yield	$2,420	$1,841
International	4,418	755
Other	707	81

	7,545	2,677
Asset management fees – minority interest portion	3,015	—

	10,560	2,677
Investment income from managed funds	7,417	924
Investment income from managed funds – minority interest portion	5,824	—

	13,241	924

Total	$23,801	$3,601

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

Additional Paid in Capital

The following is a summary of additional paid in capital as of March 26, 2004 and December 31, 2003 (in thousands of dollars):

	March 26,	Dec. 31,
	2004	2003
Gross additional paid in capital	$550,322	$443,022
Deferred compensation	(137,721)	(78,248)

Additional paid in capital	$412,601	$364,774

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In 2004, the Company recorded a compensation expense reversal of $101,000 related to stock option forfeitures. Additionally, the Company recorded compensation expense of $1.8 million related to the Company’s Employee Stock Ownership Plan and $450,000 related to the Company’s Employee Stock Purchase Plan, the latter was based on a discount from market. There were no stock option grants in the first quarter of 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of FASB No. 123. Accordingly, the Company has not recognized compensation expense related to stock options granted prior to January 1, 2003 and shares issued to participants in the Company’s employee stock purchase plan prior to January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended
	March 26,	March 28,
	2004	2003
Net earnings, as reported	$31,909	$14,185
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	10,658	6,608
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,399)	(7,869)

Pro forma net earnings	$31,168	$12,924

Earnings per share:
Basic – as reported	$0.57	$0.27

Basic – pro forma	$0.55	$0.25

Diluted – as reported	$0.51	$0.25

Diluted – pro forma	$0.49	$0.23

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 26, 2004 and December 31, 2003 (in thousands of dollars):

	March 26, 2004		December 31, 2003
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$230,844	$220,106	$115,597	$167,950
High-yield securities	97,758	15,646	127,874	34,200
Corporate debt securities	167,972	422,008	81,231	351,888
U.S. Government and agency obligations	84,559	143,517	11,900	114,696
Options	17,212	2,178	14,547	4,488

	$598,345	$803,455	$351,149	$673,222

The following is a summary of the market value of major categories of securities pledged to creditors as of March 26, 2004 and December 31, 2003 (in thousands of dollars):

	March 26, 2004	December 31, 2003
Corporate equity securities	$24,961	$353,100
High-yield securities	22,073	89,324
Corporate debt securities	380,917	77,527
U.S. Government and agency obligations	41,430	37,776

	$469,381	$557,727

Investments

Investments consisted of the following as of March 26, 2004 and December 31, 2003 (in thousands of dollars):

	March 26, 2004	December 31, 2003
Short-term bond funds	$464,756	$215,790
Debt and equity investments	104,656	103,240
Partnership interests	33,038	36,782
Equity and debt interests in affiliates	67,056	73,127

	$669,506	$428,939

Included in equity and debt interests in affiliates as of March 26, 2004 and December 31, 2003 is $47.3 million and $52.4 million, respectively, relating to the Company’s interest in the unconsolidated high yield funds that the Company manages.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Convertible Debt and Long-Term Debt

The following summarizes long-term convertible debt and long-term debt outstanding as of March 26, 2004 and December 31, 2003 (in thousands of dollars):

	March 26, 2004	December 31, 2003
Long-Term Debt
7½% Senior Notes, due 2007, less unamortized discount of $95 (2004)	$99,905	$99,898
7¾% Senior Notes, due 2012, less unamortized discount of $6,474 (2004)	347,374	342,950
5½% Senior Notes, due 2016, less unamortized discount of $2,180 (2004)	347,820	—
10% Subordinated Loans, due 2004	300	300

	$795,399	$443,148

In March 2004, the Company issued $350 million aggregate principal amount of unsecured 51/2% senior notes due March 15, 2016, with a yield of 5.6%.

The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 73/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 73/4% senior notes, after giving effect to the swaps, is 3.3%. The fair value of the mark to market of the swaps was positive $28.8 million as of March 26, 2004, which was recorded as an increase in the book value of the debt and an increase in other assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market investments, but does not include cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations which are classified separately and short–term bond funds which are classified under investments. Cash equivalents are part of the cash management activities of the Company and mature within 90 days. The following is a summary of cash and cash equivalents as of March 26, 2004 and December 31, 2003 (in thousands of dollars):

	March 26, 2004	December 31, 2003
Cash in banks	$55,643	$41,398
Money market investments	51,176	66,478

	$106,819	$107,876

Goodwill

Goodwill represents the excess of cost over net assets acquired. Goodwill is no longer amortized, but is tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension

The following summarizes the net periodic pension cost for the three-month periods ended March 26, 2004 and March 28, 2003 (in thousands of dollars):

	Three Months Ended
	March 26,	March 28,
	2004	2003
Net pension cost included the following components:
Service cost — benefits earned during the period	$362	$330
Interest cost on projected benefit obligation	551	508
Expected return on plan assets	(362)	(423)
Amortization of prior service cost	(3)	(3)
Amortization of net loss (gain)	231	113

Net periodic pension cost	$779	$525

The Company presently anticipates contributing between $3 million and $5 million to its pension plan during 2004. As of March 26, 2004, no contributions have been made.

Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 26, 2004 and March 28, 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 26,	March 28,
	2004	2003
Earnings	$31,909	$14,185

Shares:
Average shares used in basic computation	56,298	52,054
Stock options	2,330	1,557
Unvested restricted stock and restricted stock units	4,450	3,513

Average shares used in diluted computation	63,078	57,124

Earnings per share:
Basic	$0.57	$0.27

Diluted	$0.51	$0.25

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Comprehensive Gain (Loss)

The following summarizes other comprehensive loss and accumulated other comprehensive loss at March 26, 2004 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2003	$5,331	$(7,464)	$(2,133)
Change in first quarter of 2004	(43)	—	(43)

Ending at March 26, 2004	$5,288	$(7,464)	$(2,176)

The following summarizes other comprehensive loss and accumulated other comprehensive loss at March 28, 2003 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2002	$1,895	$(5,769)	$(3,874)
Change in first quarter of 2003	(568)	—	(568)

Ending at March 28, 2003	$1,327	$(5,769)	$(4,442)

Comprehensive income for the three-months ended March 26, 2004 and March 28, 2003 was as follows (in thousands of dollars):

	March 26,	March 28,
	2004	2003
Net earnings	$31,909	$14,185
Other comprehensive gain (loss)	(43)	(568)

Comprehensive income	$31,866	$13,617

Minority Interest

Minority interest represents the minority equity holders’ proportionate share of the equity of JEOF, RTS, Bonds Direct, and ACM. At March 26, 2004, Jefferies Group, Inc. owned approximately 29% of JEOF, 52% of RTS, 55% of Bonds Direct, and 50% of ACM.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of March 26, 2004, Jefferies’, Helfant’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$249,011	$239,712
Helfant	9,522	9,272
Bonds Direct	3,160	2,910

Quarterly Dividends

In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

1st Qtr.
2004	$.080
2003	$.025

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

Derivative Financial Instruments

The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index and commodity futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy to offset equity positions. The index futures positions are taken as a hedge against securities positions or as a hedge against the commodities futures positions underlying the indices. The average maturity of the index futures positions and the commodities futures positions is generally one to two months.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 73/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 73/4% senior notes, after giving effect to the swaps, is 3.3%. The fair value of the mark to market of the swaps was positive $28.8 million as of March 26, 2004, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, foreign exchange forward contracts and interest rate swaps, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provides only a measure of the Company’s involvement in these contracts at March 26, 2004 and December 31, 2003. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or contracted amount
	March 26, 2004		December 31, 2003
	Purchase	Sale	Purchase	Sale
Index futures contracts	$—	$272,818	$—	$214,981
Commodities futures contracts	276,483	—	212,520	—
Treasury futures contracts	—	9,193	—	—
Option contracts	121,459	114,256	129,872	121,999
Foreign exchange forward contracts	12,237	15,281	12,588	13,900
Interest rate swaps	200,000	—	200,000	—

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

The following is an aggregate summary of the average first quarter 2004 and full year 2003 and March 26, 2004 and December 31, 2003 fair values of derivative financial instruments (in thousands of dollars):

	1st Quarter 2004		Full Year 2003
	Average	End of period	Average	End of period
Index futures contracts:
In a favorable position	$3,766	$11	$2,607	$452
In an unfavorable position	8,251	6,868	42	49
Treasury futures contracts:
In an unfavorable position	8	24	—	—
Commodities futures contracts:
In a favorable position	7,572	3,982	118	118
In an unfavorable position	2,905	—	1,699	—
Option contracts:
Purchase	20,955	17,212	6,007	14,547
Sale	4,735	2,178	2,671	4,488
Foreign exchange forward contracts	(115)	(193)	20	(62)
Interest rate swaps	28,738	28,848	27,919	24,567

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In the normal course of business, the Company had letters of credit outstanding aggregating $20.0 million at March 26, 2004, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

As of March 26, 2004, the Company had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL. In addition, as of March 26, 2004, the Company had commitments to invest up to $8.4 million in various investments.

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

Segment Reporting

The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. Traditional securities brokerage and investment banking activities accounts for approximately 97% of total revenue for the three months ended March 26, 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Special Note on Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements about our future and may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, positioning, plans and objectives. These forward-looking statements are usually preceded by the words “continue,” “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” or similar expressions. These forward-looking statements represent only our belief regarding future events and rely on assumptions and are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from expectations. This report and other documents we file describe these assumptions, risks, uncertainties, and other factors. You should read and interpret any forward-looking statements together with these documents, including the following:

•	the risk factors contained in this report under the caption “Factors Affecting Our Business”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our other SEC filings.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

We operate as a full-service investment bank and institutional securities firm focused on the middle market. We provide trade execution in equity, high yield, convertible and international securities, as well as research and asset management capabilities, to institutional investors and offer financial advisory, capital raising, mergers and acquisitions, and restructuring services to small and mid-cap companies. We also offer correspondent clearing, prime brokerage, private client services and securities lending services.

We believe that our middle market niche is largely under-served. We actively look to enhance our middle market position by leveraging of our internal resources, opportunistic hiring, acquisitions, and strategic partnering. In 2003, to compliment our middle market focus and to leverage our trading expertise, we began the development of a broadly based asset management infrastructure which will support the development of various investment strategies including those focused on long-short equity, real assets, fixed income and foreign exchange through a variety of pooled investment vehicles. We expect to support and make investments in these various vehicles. Furthermore, the addition of Quarterdeck in 2002, with its specialization in mergers and acquisitions in the global aerospace, defense, and federal information technology industries and the addition of Broadview in 2003, with its specialization in mergers and acquisitions in the information, communications and healthcare technology industries represent additional important continuations of our strategy to create the leading investment bank serving middle-market companies and their investors.

Analysis of Financial Condition

Total assets increased slightly from $10,992.3 million at December 31, 2003 to $11,045.6 million at March 26, 2004. Securities borrowed decreased $436.5 million, offset by increases in cash and cash equivalents, cash and securities segregated, investments, and securities owned (including securities pledged to creditors) of $79.0 million, $93.5

JEFFERIES GROUP, INC. AND SUBSIDIARIES

million, $160.5 million, and $158.9 million, respectively. Total liabilities decreased slightly from $10,153.9 million at December 31, 2003 to $10,142.5 million at March 26, 2004. Securities loaned decreased $647.8, mostly offset by increases in long-term debt, securities sold, not yet purchased, payable to customers, and payable to brokers, dealers and clearing organizations of $352.3 million, $130.2 million, $91.4 million, and $75.8 million, respectively. The decreases in securities borrowed and securities loaned are mostly related to our Matched Book business. Long-term debt increased due to our issuance of $350 million aggregate principal amount of unsecured 51/2% senior notes due March 15, 2016.

A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables arising principally from traditional securities brokerage and investment banking activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.

The following table sets forth book value and tangible book value per share (dollars in thousands, except per share data):

	March 26, 2004	December 31, 2003
Stockholders’ equity	$903,149	$838,371
Less: Goodwill	(102,888)	(100,596)

Tangible stockholders’ equity	$800,261	$737,775

Book value per share (1)	$15.90	$14.79

Tangible book value per share (2)	$14.09	$13.01

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding of 56.8 million at March 26, 2004 and 56.7 million at December 31, 2003.

(2)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding of 56.8 million at March 26, 2004 and 56.7 million at December 31, 2003.

Tangible stockholders’ equity and tangible book value per share are “non-GAAP financial measures”. A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We consider tangible book value per share a meaningful measurement of our financial condition and believe it provides investors with an additional metric to comparatively assess the fair market value of our stock.

On July 14, 2003, we declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended March 26, 2004 and March 28, 2003.

	Three Months Ended
	March 26, 2004		March 28, 2003
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Commissions and principal transactions:
Equities	$92,879	31%	$69,993	38%
International	25,713	8	16,231	9
High Yield	12,217	4	9,312	5
Convertibles	7,578	3	8,184	4
Execution	8,570	3	5,089	3
Bonds Direct	11,152	4	4,538	2
Other proprietary	634	—	1,075	1

Total	158,743	53	114,422	62
Investment banking	91,372	30	44,203	24
Asset management fees and investment income from managed funds:
Asset management fees	10,560	3	2,677	1
Investment income from managed funds	13,241	5	924	—

Total	23,801	8	3,601	1
Interest	24,739	8	21,499	12
Other	4,439	1	1,574	1

Total revenues	$303,094	100%	$185,299	100%

First Quarter 2004 Versus First Quarter 2003

Overview

Revenues, net of interest expense, increased $114.3 million, or 70%, to $278.5 million, compared to $164.2 million for the first quarter of 2003. The increase was primarily due to a $44.3 million, or 39%, increase in trading revenues (commissions and principal transactions), a $47.2 million, or 107%, increase in investment banking, a $20.2 million, or 561%, increase in asset management fees and investment income from managed funds, and a $2.9 million, or 182%, increase in other revenues over last year’s first quarter.

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the first quarter was $93 million, up 33% over last year’s first quarter. Average daily trading revenues were up 35% from last year’s first quarter. Strong trading volumes, particularly in January and February, were the primary drivers. Despite historically low levels of volatility, conditions in the global equity markets were generally more favorable as compared with the prior year period, including higher levels of inflows into equity mutual and hedge funds.

International Product Revenue

International revenues of $26 million in the quarter were up 58% over last year’s first quarter. The increase is a result of strong secondary trading in Euro-convertibles and Japanese equities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

High Yield Product Revenue

High yield product revenue for the quarter, not including origination revenues, were $12 million, up 31% over last year’s first quarter. Lower interest rates, particularly in January and February, were the primary drivers for the increase.

Convertible Product Revenue

Convertible product revenue for the quarter was $7.6 million, down 7% over last year’s first quarter. The decrease relates to a reduction in trading volume caused by lower interest rates and overall lower volatility in the convertible market.

Execution Product Revenue

Execution product revenue was nearly $9 million, up over 68% from last year’s first quarter. The increase in execution revenue was due to the expansion of direct access execution services to a limited number of institutional customers and an improvement in market volume as evidenced by the 8% increase in NYSE average daily volume.

Bonds Direct Product Revenue

Bonds Direct product revenue was $11 million, up 146% over last year’s first quarter. The growth was driven by the fixed income business acquired from Mellon Securities LLC in 2003 and the expansion of products offered, including the trading of agencies, treasuries and mortgages on an agency basis.

Investment Banking Product Revenue

Renewed confidence in the economy, falling interest rates, and increased corporate profitability resulted in an improved equity and debt market environment, which led to substantially higher equity and debt originations and M&A transactions.

Investment banking revenues increased primarily due to an increase in the number of financing and M&A transactions completed for our clients. During the first quarter of 2004, we were involved in 13 high yield transactions and 16 equity transactions versus 9 high yield transactions and 4 equity transactions in the first quarter of 2003. Of the underwriting activity for the first quarter of 2004, we were lead or co-lead on 11 transactions compared to 7 transactions in the first quarter of 2003. Fees from M&A transactions reflected an increase in M&A activity in the technology sector resulting from the acquisition of Broadview at the end of December 2003.

Asset Management Revenue

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenue includes amounts from companies included in the consolidated financial statements that are not wholly-owned subsidiaries. Our asset management revenue increased primarily from increased performance fees we received from the RTS Fund and the Asymmetric Convertible Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Period end assets under management by investment vehicle were as follows (in millions of dollars):

	March 26,	March 28,
	2004	2003
Jefferies Partners Opportunity Funds	$360	$356
Global Convertible Bonds (Zurich)	1,080	674
Asymmetric Convertible Fund	445	20
RTS Fund	31	12
Jefferies Real Asset Fund	41	—
Jackson Creek CDO	184	—

Total	$2,141	$1,062

Period end assets under management do not include assets under the management of third-party managers in which we have invested or from whom we have otherwise acquired the right to receive a portion of their asset management fees. The increase in assets under management was due to the addition of new funds, additional inflows into existing funds as well as asset growth due to performance.

Compensation and Benefits

Compensation and benefits increased $63.5 million, or 67%, in line with the increase in revenues. Our compensation / net revenues ratio showed marginal improvement at 57%, compared to 58% for the first quarter of 2003. This was possible even with increased headcount, due to the variable nature of our compensation structure and the increase in revenues.

Non-Personnel Expenses

Technology and communications increased $1.9 million, or 13%, mostly due to increased headcount and the addition of Broadview. Floor brokerage and clearing fees increased $2.9 million, or 27%, primarily due to increased trade volumes. Other expenses increased $3.2 million, or 47%, mostly due to higher business insurance, Broadview related expenses, general consulting costs, legal, and charitable contributions. Occupancy and equipment rental increased $2.3 million, or 31%, mostly due to the addition of Broadview. Business development expenses increased $2.4 million, or 39%, due to increased headcount and related travel.

Earnings before Income Taxes and Minority Interest

Earnings before income taxes and minority interest were up $37.9 million, or 163%, to $61.2 million, compared to $23.3 million for the same prior year period. The effective tax rate was approximately 35% for the first quarter of 2004 compared to 39% for the first quarter of 2003. This decrease in rates is attributable to the effect of minority interest holders in several LLCs, including Bonds Direct, which we control but are not subject to tax.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Minority Interest

Minority interest was $8.1 million for the first quarter of 2004. There was no minority interest in the first quarter of 2003. The minority interest in 2004 relates to earnings in Bonds Direct, JEOF, RTS, and ACM.

Earnings per Share

Basic net earnings per share were $0.57 for the first quarter of 2004 on 56,298,000 shares compared to $0.27 in the 2003 period on 52,054,000 shares. Diluted net earnings per share were $0.51 for the first quarter of 2004 on 63,078,000 shares compared to $0.25 in the comparable 2003 period on 57,124,000 shares. During the previous twelve-month period the Company repurchased 274,330 shares at an average price of $23.92.

Liquidity and Capital Resources

Cash or assets readily convertible into cash are as follows (in thousands of dollars):

	March 26,	December 31,
	2004	2003
Cash	$106,819	$107,876
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	276,132	182,641
Short–term bond funds	464,756	215,790

	$847,707	$506,307

A substantial portion of our assets is liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in our trading accounts are readily marketable and actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which can be settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on uncompleted transactions. Most of our receivables are secured by marketable securities.

Our assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of $255 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $20.0 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Jefferies, Helfant, and Bonds Direct are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Helfant, and Bonds Direct use the alternative method of calculation.

As of March 26, 2004, Jefferies’, Helfant’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$249,011	$239,712
Helfant	9,522	9,272
Bonds Direct	3,160	2,910

In March 2004, we issued $350 million aggregate principal amount of unsecured 51/2% senior notes due March 15, 2016, with a yield of 5.6%.

During the three months ended March 26, 2004, we purchased 208,848 shares of our common stock for $7.9 million. We typically repurchase our common stock in open market transactions in accordance with Rule 10b-18 and on occasion, in transactions directly with stockholders. These repurchases are generally to cover future common stock commitments under our various stock based compensation and incentive plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

Other than the issuance of the unsecured 51/2% senior notes, our liquidity and capital resources are largely unchanged since December 31, 2003.

As of March 26, 2004, we had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. Also, we have guaranteed obligations of JIL to various banks which provide clearing and credit services to JIL and to counterparties of JIL. In addition, as of March 26, 2004, we had commitments to invest up to $8.4 million in various investments.

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

We believe our application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation methodologies applied to investments and to our valuation methodologies applied to securities positions.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The subjectivity involved in this process makes these valuations inherently less reliable than quoted market prices. We believe that our comprehensive risk management policies and procedures serve to monitor the appropriateness of the assumptions used. The use of different assumptions, however, could produce materially different estimates of fair value.

Factors Affecting Our Business

The following factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. In addition to the factors mentioned in this report, we are also affected by changes in general economic and business conditions, acts of war, terrorism and natural disasters.

Changing conditions in financial markets and the economy could result in decreased revenues.

As an investment banking and securities firm, changes in the financial markets or economic conditions, in the United States and elsewhere in the world, could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Unfavorable financial or economic conditions could likely reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to a reduction in revenues from principal transactions and commissions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses from managed funds. Continued increases in our asset management business, including increases in the amount of our assets under management, would make us more susceptible to adverse changes in the market.

Our proprietary trading and investments expose us to risk of loss.

A significant portion of our revenues is derived from proprietary trading in which we act as principal. Although the majority of our trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, equity securities, futures and commodities for our own account and from other program or proprietary trading. Additionally, we have made substantial investments of our capital in debt and equity securities, including investments managed by us and investments managed by third parties. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may have large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits.

Increased competition may adversely affect our revenues and profitability.

All aspects of our business are intensely competitive. We compete directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or

JEFFERIES GROUP, INC. AND SUBSIDIARIES

employees. Competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.

Our business is substantially dependent on our Chief Executive Officer.

Our future success depends to a significant degree on the skills, experience and efforts of Richard B. Handler, our Chief Executive Officer. We do not have an employment agreement with Mr. Handler. The loss of his services could compromise our ability to effectively operate our business. In addition, in the event that Mr. Handler ceases to actively manage the three funds that invest on a pari passu basis with our High Yield Division, investors in those funds would have the right to withdraw from the funds. Although we have substantial key man life insurance covering Mr. Handler, the proceeds from the policy may not be sufficient to offset any loss in business.

Our business depends on our ability to maintain adequate levels of personnel.

We have recently made substantial increases in the number of our personnel. If a significant number of our key personnel leave, or if our business volume increases significantly over current volume, we could be compelled to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders, all of which could harm our business, financial condition and operating results.

Extensive regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by state securities commissions and state attorneys general in those states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. The Commission, self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules promulgated by the Commission or self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and our profitability.

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our expansion into private client services involves an aspect of the business that has historically had more risk of litigation than our institutional business. Additionally, the expansion of our business, including increases in the number and size of investment banking transactions and our into new areas, imposes greater risks of liability. Substantial legal liability against us could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.

We face operational risks arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. Our business is highly dependent on our ability to

JEFFERIES GROUP, INC. AND SUBSIDIARIES

process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems as well as on processing systems controlled by third parties. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. The inability of our systems or third-party systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is largely unchanged from December 31, 2003.

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many aspects of our business involve substantial risks of liability. In the normal course of business, we and our subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. Our management believes that pending litigation will not have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Plans or Programs
January 1 – January 30, 2004	66,668	38.60	66,668	2,705,666
January 31 – February 27, 2004	103,584	37.17	60,000	2,645,666
February 28 – March 26, 2004	38,596	37.93	30,000	2,615,666

Total	208,848	37.77	156,668

(1) We repurchased an aggregate of 52,180 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock.

(2) On October 24, 2002, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to 1,500,000 shares of our stock. We may still repurchase, from time to time, up to 2,615,666 shares under our publicly announced program as of March 26, 2004, after adjusting for the 2-for-1 stock split effected as a stock dividend on August 15, 2003.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 30, 1999.

3.2	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

4.1*	Jefferies Group, Inc. 5.50% Senior Note, due March 15, 2016.

4.2	Officers’ Certificate, dated March 8, 2004, pursuant to Sections 2.01 and 3.01 of the Indenture, dated as of March 12, 2002, between Jefferies Group, Inc. and The Bank of New York, as Trustee, as supplemented by the First Supplemental Indenture, dated as of July 15, 2003 is incorporated herein by reference to Exhibit 1 of Registrant’s Form 8-K filed on March 11, 2004.

10	Purchase Agreement, dated March 3, 2004, between Jefferies Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Jefferies & Company, Inc., BNY Capital Markets, Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC. 2003 is incorporated herein by reference to Exhibit 1 of Registrant’s Form 8-K filed on March 5, 2004.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

32*	Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	Reports on Form 8-K

On January 20, 2004, we furnished a press release announcing our financial results for the quarter and year ended December 31, 2003 under Item 12 of Form 8-K.

On March 5, 2004, we reported entering into a Purchase Agreement between Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Jefferies & Company, Inc., BNY Capital Markets, Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and us regarding our sale to the underwriters of $350,000,000 newly issued 5.50% Senior Notes Due 2016 under Items 5 and 7 of Form 8-K.

On March 11, 2004, we filed an officer’s certificate relating to the sale of our $350,000,000 newly issued 5.50% Senior Notes Due 2016.

On April 13, 2004, we furnished a press release announcing financial results for the quarter ended March 26, 2004 under Item 12 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.

(Registrant)

Date: May 4, 2004	By:	/s/	Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer