Form 10-Q
period 2004-06-25
JEFFERIES GROUP INC /DE/
filed 2004-08-02
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
  Yes [X]  No [  ]

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 56,631,100 shares as of the close of business July 20, 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 25, 2004

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	June 25,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$375,446	$107,876
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	265,071	182,641
Short term bond funds	194,672	215,790
Investments	84,495	85,963
Investments in managed funds	183,368	127,186
Securities borrowed	9,805,500	8,368,357
Receivable from brokers, dealers and clearing organizations	203,129	292,603
Receivable from customers	402,208	283,591
Securities owned	644,004	351,149
Securities pledged to creditors	460,353	557,727
Premises and equipment	53,050	54,513
Goodwill	106,405	100,596
Other assets	280,502	264,291

	$13,058,203	$10,992,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$95,000	$—
Securities loaned	9,148,410	8,086,583
Payable to brokers, dealers and clearing organizations	331,556	113,349
Payable to customers	673,161	490,697
Securities sold, not yet purchased	754,970	673,222
Accrued expenses and other liabilities	284,750	296,993

	11,287,847	9,660,844
Long-term debt	783,421	443,148
Minority interest	37,286	49,920

	12,108,554	10,153,912

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 65,043,933 shares in 2004 and 63,734,476 shares in 2003	7	6
Additional paid-in capital	447,377	364,774
Retained earnings	622,008	567,632
Less:
Treasury stock, at cost, 7,842,221 shares in 2004 and 7,032,419 shares in 2003	(118,266)	(91,908)
Accumulated other comprehensive loss:
Currency translation adjustments	5,987	5,331
Additional minimum pension liability	(7,464)	(7,464)

Total accumulated other comprehensive loss	(1,477)	(2,133)

Total stockholders’ equity	949,649	838,371

	$13,058,203	$10,992,283

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Revenues:
Commissions	$66,002	$69,770	$138,305	$126,427
Principal transactions	82,001	76,461	168,441	134,226
Investment banking	83,572	44,716	174,944	88,919
Asset management fees and investment income from managed funds	18,827	6,986	42,628	10,587
Interest	24,445	30,701	49,184	52,200
Other	2,323	1,575	6,762	3,149

Total revenues	277,170	230,209	580,264	415,508
Interest expense	29,303	31,378	53,890	52,428

Revenues, net of interest expense.	247,867	198,831	526,374	363,080

Non-interest expenses:
Compensation and benefits	135,819	114,115	294,757	209,512
Floor brokerage and clearing fees	13,225	12,483	26,980	23,295
Technology and communications	16,194	14,153	32,603	28,624
Occupancy and equipment rental	9,444	9,499	19,056	16,825
Business development	8,930	5,519	17,340	11,569
Other	9,579	10,760	19,743	17,696

Total non-interest expenses.	193,191	166,529	410,479	307,521

Earnings before income taxes and minority interest	54,676	32,302	115,895	55,559
Income taxes	21,207	11,640	42,464	20,712

Earnings before minority interest	33,469	20,662	73,431	34,847
Minority interest in earnings of consolidated subsidiaries, net	1,683	1,924	9,736	1,924

Net earnings	$31,786	$18,738	$63,695	$32,923

Earnings per share:
Basic	$0.55	$0.36	$1.12	$0.63
Diluted	$0.50	$0.32	$1.00	$0.57
Weighted average shares:
Basic	57,559	52,608	56,939	52,336
Diluted	63,927	58,077	63,508	57,591
Fixed charge coverage ratio	5.2X	4.8X	6.2X	4.4X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 25, 2004
(Dollars in thousands, except per share amounts)

		Additional Paid-in Capital
		Gross				Accumulated	Total
		Additional				Other	Stock-
	Common	Paid-in	Deferred	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Compensation	Earnings	Stock	Loss	Equity
Balance, December 31, 2003	$6	$443,022	$(78,248)	$567,632	$(91,908)	$(2,133)	$838,371
Exercise of stock options, including tax benefits (738,104 shares)	1	15,005	—	—	—	—	15,006
Purchase of treasury stock (588,626 shares)	—	—	—	—	(20,478)	—	(20,478)
Incentive plan, ESOP, ESPP, SSPP, and Director Plan stock, restricted stock, or restricted stock unit issuances (571,353 shares), net of forfeitures and conversions into restricted stock units (221,176 treasury shares)	—	114,691	(47,093)	—	(5,880)	—	61,718
Dividends ($.16 per share total)	—	—	—	(9,319)	—	—	(9,319)
Comprehensive income:
Net earnings	—	—	—	63,695	—	—	63,695
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	—	656	656

Comprehensive income	—	—	—	—	—	—	64,351

Balance, June 25, 2004	$7	$572,718	$(125,341)	$622,008	$(118,266)	$(1,477)	$949,649

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 25,	June 27,
	2004	2003
Cash flows from operating activities:
Net earnings	$63,695	$32,923

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,598	6,674
Accruals related to various benefit plans, stock issuances, net of forfeitures	61,718	23,193
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes	(82,430)	42,785
(Increase) decrease in receivables:
Securities borrowed	(1,437,143)	(1,835,280)
Brokers, dealers and clearing organizations	89,474	(92,239)
Customers	(118,617)	(143,322)
Increase in securities owned	(292,855)	(263,294)
Decrease in securities pledged to creditors	97,374	412
Increase in other assets	(24,105)	(54,444)
Increase (decrease) in operating payables:
Securities loaned	1,061,827	1,853,331
Brokers, dealers and clearing organizations	218,207	92,313
Customers	182,464	(43,394)
Increase in securities sold, not yet purchased	81,748	210,836
Increase (decrease) in accrued expenses and other liabilities	(11,363)	40,392
Increase (decrease) in minority interest	(12,634)	1,123

Total adjustments	(178,737)	(160,914)

Net cash used in operating activities	(115,042)	(127,991)

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 25,	June 27,
	2004	2003
Cash flows from investing activities:
(Increase) decrease in short term bond funds	21,118	(21,820)
Decrease in investments	1,468	6,478
Increase in investments in managed funds	(56,182)	(12,226)
Net additional acquisition payments	(5,809)	(2,107)
Purchase of premises and equipment	(5,777)	(6,993)

Net cash used in investing activities	(45,182)	(36,668)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	95,000	152,000
Issuance of 5½% Senior Notes	347,809	—
Repurchase of treasury stock	(20,478)	(2,904)
Dividends paid	(9,319)	(2,736)
Exercise of stock options, not including tax benefits	14,126	3,062

Net cash provided by financing activities	427,138	149,422

Effect of foreign currency translation on cash	656	1,905

Net increase (decrease) in cash and cash equivalents	267,570	(13,332)
Cash and cash equivalents – beginning of period	107,876	39,948

Cash and cash equivalents – end of period	$375,446	$26,616

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46,725	$47,601
Income taxes	$34,490	$33,193

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Helfant Group, Inc. (“Helfant”), Jefferies International Limited, Bonds Direct Securities LLC (“Bonds Direct”), Quarterdeck Investment Partners, LLC (“Quarterdeck”), Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the three-month period or six-month period ended June 25, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Change in Quarter End

Beginning with the quarter ending September 30, 2004 the Company will change its quarter end to the last day of the calendar quarter. With the expansion of our new businesses and products, the Company believes calendar period reporting is more consistent with its operating cycle, as well as the reporting periods of other industry peers.

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has effective control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under FIN 46, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

In situations where the Company has significant (generally defined as owning a voting or economic interest of 20% to 50%) but not effective control, the Company applies the equity method of accounting.

In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value.

Recent Accounting Developments

The Company regularly reviews its policies in light of all relevant pronouncements and guidance provided by appropriate regulatory bodies.

A member of the Securities and Exchange Commission staff recently provided interpretative guidance on what may constitute an important right that affects a company’s consolidation policies with regard to its investment partnerships (AICPA Statement of Position No. 78-9 Accounting for Investments in Real Estate Ventures (“SOP 78-9”)). Among other factors to consider, SOP 78-9 indicates that in the event that limited partners have “kick-out” rights there is a presumption that the general partner or asset manager does not control the investment vehicle and such vehicle should

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not be consolidated. SOP 78-9 defines “kick-out” rights as the right to replace the general partner or manager. As a result of this change, the Company began to account for its interests in Jefferies RTS Fund (“RTS”) on the equity method of accounting. The impact of this change is discussed below.

De-consolidation of Asymmetric Capital Management Limited (“ACM”)

ACM was formed in March 2003 to manage the Asymmetric Convertible Fund. The Company, which owns 50% of ACM, provided all of the initial capital and bore all the risks and rewards of ownership and was considered the primary beneficiary and thus had effective control. ACM was a consolidated entity through the quarter ended March 25, 2004.

During the second quarter of 2004, as a result of the increase in tangible assets and shareholders equity of ACM, ACM was no longer dependent on the Company for financial support and the Company was deemed to no longer have “effective control” of ACM. As a result, the Company is required to account for its interests in ACM on the equity method of accounting.

As a result of the de-consolidation, revenues from asset management activities were $1.9 million lower on a pro-forma basis for the quarter ended June 25, 2004 and net minority interest in earnings of consolidated subsidiaries was reduced by a comparable amount. The impact on net earnings was $0 for the quarter ended June 25, 2004.

De-consolidation of RTS

RTS was formed as a limited partnership in March 2003 with an initial investment of $5 million by the Company and $3 million by the portfolio managers. In June 2004, in anticipation of raising additional third party capital for RTS, the limited partners were granted certain industry-standard rights, including the ability to replace the manager of RTS (“kick-out” rights). As a result of these changes, the Company is required to account for its interests in RTS on the equity method of accounting.

As a result of the de-consolidation, revenues from asset management activities were $1.8 million lower on a pro-forma basis for the quarter ended June 25, 2004 and net minority interest in earnings of consolidated subsidiaries was reduced by a comparable amount. The impact on net earnings was $0 for the quarter ended June 25, 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Investment Banking

Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with these transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting revenues are presented net of unreimbursed deal related expenses. Revenue associated with restructuring and advisory engagements is also recorded net of unreimbursed deal related expenses.

Asset Management Fees and Investment Income From Managed Funds

Period end assets under management by asset class were as follows (in millions of dollars):

	June 25,	June 27,
	2004	2003
Fixed Income (1)	$431	$399
Equities (2)	438	11
International Funds (3)	1,748	761
Real Assets (4)	153	-—

Total	$2,770	$1,171

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC and the Jackson Creek CDO but does not include third party managed funds.

(2)	The RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed international convertible bond assets.

(4)	The Jefferies Real Asset Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asset management fees and investment income from managed funds include revenues the Company receives from asset management and performance fees from funds managed by the Company, revenues from asset management and performance fees the Company receives from third-party managed funds, and investment revenue from the Company’s investments in these funds.

The Company receives fees in connection with management and investment advisory services the Company performs for various domestic and international funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies Real Asset Fund, Asymmetric Convertible Fund, Jefferies RTS Fund and Jackson Creek CDO. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance is recognized on a monthly basis and is not subject to adjustment once the measurement period ends (generally quarterly or annually) and performance fees have been realized.

The following summarizes revenues from asset management fees and investment in managed funds for the three-month and six-month periods ended June 25, 2004 and June 27, 2003 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Asset management fees:
Fixed Income	$2,747	$2,040	$5,347	$3,962
International Funds	2,713	970	7,131	1,725
Equities	1,157	—	1,157	—
Real Assets	1,024	—	1,096	—

	7,641	3,010	14,731	5,687
Asset management fees – minority interest portion	—	—	3,015	—

	7,641	3,010	17,746	5,687
Investment income from managed funds	9,618	3,976	17,490	4,900
Investment income from managed funds – minority interest portion	1,568	—	7,392	—

	11,186	3,976	24,882	4,900

Total	$18,827	$6,986	$42,628	$10,587

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables details the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds – minority interest portion and net investment income from managed funds for the quarters ended June 25, 2004 and March 26, 2004, and the six months ended June 25, 2004 (in millions of dollars):

Quarter Ended June 25, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$98.7	$9.1	$1.6	$7.5
Equities (2)	28.1	2.6	—	2.6
International Funds (3)	12.7	(0.6)	—	(0.6)
Real Assets (4)	10.1	0.1	—	0.1

Total	$149.6	$11.2	$1.6	$9.6

Quarter Ended March 26, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$101.0	$4.4	$1.2	$3.2
Equities (2)	16.0	8.2	4.6	3.6
International Funds (3)	12.2	0.9	—	0.9
Real Assets (4)	6.6	0.2	—	0.2

Total	$135.8	$13.7	$5.8	$7.9

Six-months June 25, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$99.9	$13.6	$2.8	$10.8
Equities (2)	22.0	10.8	4.6	6.2
International Funds (3)	12.4	0.3	—	0.3
Real Assets (4)	8.4	0.2	—	0.2

Total	$142.7	$24.9	$7.4	$17.5

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC and the Jackson Creek CDO and third party managed funds.

(2)	The RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed international convertible bond assets.

(4)	The Jefferies Real Asset Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest

Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses in connection with it securities borrowed / securities lending activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short term bond funds. Interest expense also includes interest payable on the Company’s long-term debt obligations.

Cash and Financial Instruments – Cash Management Activities

The following are financial instruments that are readily convertible into cash as of June 25, 2004 and December 31, 2003 (in thousands of dollars):

	June 25, 2004	December 31, 2003
Cash and cash equivalents:
Cash in banks	$63,562	$41,398
Money market investments	311,884	66,478

Total cash and cash equivalents	375,446	107,876
Auction rate preferreds (a)	50,365	—
Mortgage backed securities (a)	25,161	—
Asset backed securities (a)	16,048	—
Short-term bond funds	194,672	215,790
Cash and securities segregated	265,071	182,641

	$926,763	$506,307

(a)	Items are included in Securities Owned (see note below). Items are financial instruments utilized in the Company’s overall cash management and are readily convertible to cash.

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 25, 2004 and December 31, 2003 (in thousands of dollars):

	June 25, 2004		December 31, 2003
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$174,704	$135,625	$115,597	$167,950
High-yield securities	141,989	31,684	127,874	34,200
Corporate debt securities	150,544	449,385	81,231	351,888
U.S. Government and agency obligations	79,019	136,584	11,900	114,696
Auction rate preferreds	50,365	—	—	—
Mortgage backed securities	25,161	—	—	—
Asset backed securities	16,048	—	—	—
Options	6,174	1,692	14,547	4,488

	$644,004	$754,970	$351,149	$673,222

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the market value of major categories of securities pledged to creditors as of June 25, 2004 and December 31, 2003 (in thousands of dollars):

	June 25, 2004	December 31, 2003
Corporate equity securities	$23,913	$37,776
High-yield securities	24,924	77,527
Corporate debt securities	365,732	353,100
U.S. Government and agency obligations	45,784	89,324

	$460,353	$557,727

Receivable from, and Payable to, Customers

Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying unaudited consolidated financial statements.

Investments in Managed Funds

Investments in managed funds includes the Company’s investments in two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies Real Asset Fund, Asymmetric Convertible Fund, Jefferies RTS Fund, Jackson Creek CDO and other investments.

Goodwill

Goodwill represents the excess of cost over net assets acquired. Goodwill is no longer amortized, but is tested for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. The Company’s tax assets and liabilities are presented as a component of “Other assets” and “Accrued expenses and other liabilities,” respectively, in the consolidated statements of financial condition.

Bank Loans

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At June 25, 2004 there were $95,000,000 in unsecured bank loans outstanding with an average interest rate of 1.57%.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt

The following summarizes long-term convertible debt and long-term debt outstanding as of June 25, 2004 and December 31, 2003 (in thousands of dollars):

	June 25, 2004	December 31, 2003
7½% Senior Notes, due 2007, less unamortized discount of $89 (2004)	$99,911	$99,898
7¾% Senior Notes, due 2012, less unamortized discount of $6,330 (2004)	335,344	342,950
5½% Senior Notes, due 2016, less unamortized discount of $2,134 (2004)	347,866	—
10% Subordinated Loans, due 2004	300	300

	$783,421	$443,148

In March 2004, the Company issued $350 million aggregate principal amount of unsecured 5½% senior notes due March 15, 2016, with a yield of 5.6%.

The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7¾% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7¾% senior notes, after giving effect to the swaps, is 3.7%. The fair value of the mark to market of the swaps was positive $16.7 million as of June 25, 2004, which was recorded as an increase in the book value of the debt and an increase in other assets.

Pension

The following summarizes the net periodic pension cost for the three-month and six-month periods ended June 25, 2004 and June 27, 2003 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Net pension cost included the following components:
Service cost — benefits earned during the period	$362	$330	$724	$661
Interest cost on projected benefit obligation	551	508	1,103	1,016
Expected return on plan assets	(362)	(423)	(724)	(847)
Amortization of prior service cost	(3)	(3)	(6)	(6)
Amortization of net loss (gain)	231	113	462	225

Net periodic pension cost	$779	$525	$1,559	$1,049

The Company presently anticipates contributing between $3 million and $5 million to its pension plan during 2004. As of June 25, 2004, no contributions have been made.

Minority Interest

Minority interest represents the minority equity holders’ proportionate share of the equity of JEOF and Bonds Direct. At June 25, 2004, Jefferies Group, Inc. had effective control and owned approximately 29% and 55% of JEOF and Bonds Direct, respectively. As previously discussed, both Jefferies RTS and ACM were de-consolidated in the second quarter and are now accounted for under the equity method of accounting.

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

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In the first half of 2004, the Company recorded a net compensation expense reversal of $38,000 because stock option amortization expense of $7,000 was exceeded by $45,000 in expense reversals related to stock option forfeitures. Additionally, the Company recorded compensation expense of $3.6 million related to the Company’s Employee Stock Ownership Plan and $900,000 related to the Company’s Employee Stock Purchase Plan, the latter was based on a discount from market. There were stock option grants totaling 9,233 shares in the first half of 2004. These grants were made through the Company’s Deferred Compensation Plan. Also, there were grants of restricted stock and restricted stock units, some of which relate to 2003 employee compensation, totaling 3,313,824 shares in the first half of 2004.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Net earnings, as reported	$31,786	$18,738	$63,695	$32,923
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	9,089	6,856	19,747	13,464
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,688)	(8,076)	(21,087)	(15,945)

Pro forma net earnings	$31,187	$17,518	$62,355	$30,442

Earnings per share:
Basic – as reported	$0.55	$0.37	$1.12	$0.66

Basic – pro forma	$0.54	$0.35	$1.10	$0.61

Diluted – as reported	$0.50	$0.32	$1.00	$0.57

Diluted – pro forma	$0.49	$0.30	$0.98	$0.53

Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and six-month periods ended June 25, 2004 and June 27, 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Earnings	$31,786	$18,738	$63,695	$32,923

Shares:
Average shares used in basic computation	57,559	52,608	56,939	52,336
Stock options	1,868	1,507	2,094	1,518
Unvested restricted stock and restricted stock units	4,500	3,962	4,475	3,737

Average shares used in diluted computation	63,927	58,077	63,508	57,591

Earnings per share:
Basic	$0.55	$0.36	$1.12	$0.63

Diluted	$0.50	$0.32	$1.00	$0.57

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Comprehensive Gain (Loss)

The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 25, 2004 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at March 26, 2004	$5,288	$(7,464)	$(2,176)
Change in second quarter of 2004	699	—	699

Ending at June 25, 2004	$5,987	$(7,464)	$(1,477)

The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 27, 2003 and for the three-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at March 28, 2003	$1,327	$(5,769)	$(4,442)
Change in second quarter of 2003	2,178	—	2,178

Ending at June 27, 2003	$3,505	$(5,769)	$(2,264)

Comprehensive income for the three-months ended June 25, 2004 and June 27, 2003 was as follows (in thousands of dollars):

	June 25,	June 27,
	2004	2003
Net earnings	$31,786	$18,738
Other comprehensive gain	699	2,178

Comprehensive income	$32,485	$20,916

The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 25, 2004 and for the six-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2003	$5,331	$(7,464)	$(2,133)
Change in first half of 2004	656	—	656

Ending at June 25, 2004	$5,987	$(7,464)	$(1,477)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 27, 2003 and for the six-months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2002	$1,895	$(5,769)	$(3,874)
Change in first half of 2003	1,610	—	1,610

Ending at June 27, 2003	$3,505	$(5,769)	$(2,264)

Comprehensive income for the six-months ended June 25, 2004 and June 27, 2003 was as follows (in thousands of dollars):

	June 25,	June 27,
	2004	2003
Net earnings	$63,695	$32,923
Other comprehensive gain	656	1,610

Comprehensive income	$64,351	$34,533

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

As of June 25, 2004, Jefferies’, Helfant’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$268,687	$257,195
Helfant	9,519	9,269
Bonds Direct	6,425	6,175

Quarterly Dividends

In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr.
2004	$.080	$.080
2003	$.025	$.025

On July 13, 2004, the Company approved a 25 percent increase in the Company’s quarterly dividend to 10 cents per share from 8 cents. The dividend will be payable Sept. 15 to shareholders of record Aug. 16.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Derivative Financial Instruments

The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index and commodity futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy to offset equity positions. The index futures positions are taken as a hedge against securities positions, as a hedge against the commodities futures positions underlying the indices, or as a hedge against the commodities related swap positions. The average maturity of the index futures positions and the commodities futures positions is generally one to two months.

The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7¾% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7¾% senior notes, after giving effect to the swaps, is 3.7%. The fair value of the mark to market of the swaps was positive $16.7 million as of June 25, 2004, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, foreign exchange forward contracts and interest rate swaps, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provides only a measure of the Company’s involvement in these contracts at June 25, 2004 and December 31, 2003. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or contracted amount
	June 25, 2004		December 31, 2003
	Purchase	Sale	Purchase	Sale
Index futures contracts	$12,937	$277,956	$—	$214,981
Commodities futures contracts	343,792	27	212,520	—
Commodities related swaps		56,000	—	—
Option contracts	213,032	129,420	129,872	121,999
Foreign exchange forward contracts	36,434	5,527	12,588	13,900
Interest rate swaps	200,000	—	200,000	—

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following is an aggregate summary of the average first half of 2004 and full year 2003 and June 25, 2004 and December 31, 2003 fair values of derivative financial instruments (in thousands of dollars):

	1st Half 2004		Full Year 2003
	Average	End of period	Average	End of period
Index futures contracts:
In a favorable position	$2,101	$126	$2,607	$452
In an unfavorable position	4,874	1,388	42	49
Treasury futures contracts:
In an unfavorable position	1,532	—	—	—
Commodities futures contracts:
In a favorable position	5,089	2,511	118	118
In an unfavorable position	2,101	—	1,699	—
Commodities related swaps:
In a favorable position	71	—	—	—
In an unfavorable position	400	494	—	—
Option contracts:
Purchase	13,559	6,174	6,007	14,547
Sale	3,307	1,692	2,671	4,488
Foreign exchange forward contracts	(10)	(2)	20	(62)
Interest rate swaps	22,827	16,674	27,919	24,567

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

In the normal course of business, the Company had letters of credit outstanding aggregating $20.0 million at June 25, 2004, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

As of June 25, 2004, the Company had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL. In addition, as of June 25, 2004, the Company had commitments to invest up to $7.8 million in various investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Segment Reporting

The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. Traditional securities brokerage and investment banking activities account for over 90% of total revenue for the three months ended June 25, 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Special Note on Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about our future and may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, positioning, plans and objectives. These forward-looking statements are usually preceded by the words “continue,” “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” or similar expressions. These forward-looking statements represent only our belief regarding future events and rely on assumptions and are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from expectations. This report and other documents we file describe these assumptions, risks, uncertainties, and other factors. You should read and interpret any forward-looking statements together with these documents, including the following:

•	the risk factors contained in this report under the caption “Factors Affecting Our Business”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to consolidated financial statements contained in this report; and

•	our other SEC filings.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

We operate as a full-service investment bank and institutional securities firm focused on the middle market. We provide trade execution in equity, high yield, convertible and international securities, as well as research and asset management capabilities, to institutional investors and offer financial advisory, capital raising, mergers and acquisitions, and restructuring services primarily to small and mid-cap companies. We also offer correspondent clearing, prime brokerage, private client services and securities lending services.

We believe that the middle market niche is largely under-served. We actively look to enhance our middle market position by leveraging our internal resources, opportunistically hiring, acquisitions, and strategic partnering. The addition of Quarterdeck in 2002, which specializes in mergers and acquisitions in the global aerospace, defense, and federal information technology industries and the addition of Broadview in 2003, which specializes in mergers and acquisitions in the information, communications and healthcare technology industries represented important steps in our effort to create the leading investment bank serving middle-market companies and their investors. In addition, in 2003, to complement our middle market focus and to leverage our trading expertise, we began the development of a broadly based asset management infrastructure which will support the development of various investment strategies including those focused on long-short equity, real assets, fixed income and foreign exchange through a variety of pooled investment vehicles. We expect to continue to support and make additional investments in these various vehicles.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

High Yield Funds – Secondary Trading

We first established our High Yield department in 1990 with the hiring of approximately 25 high yield salesmen, traders and research professionals. Initially, we allocated approximately $30 million in capital to this group to be used in the trading of high yield, distressed and special situation securities. Between 1990 and 1999, the group grew to approximately 40 professionals, utilized approximately $150 million of trading capital and was profitable every quarter.

In 1999, we had a total capitalization of approximately $550 million and total tangible book value of $397 million. The $150 million in high yield trading inventory was the largest single commitment that we had at the time and represented approximately 27% of our total capital.

In response to significant demand for bigger “markets” in high yield securities by our customers, we determined that a larger pool of capital was necessary. Working closely with legal and accounting professionals, we established the Jefferies Partner Opportunity Funds (“JPOFs”) and a vehicle for employees, Jefferies Employees Opportunity Fund (“JEOF”), to provide incremental capital for the trading of high yield, distressed, and special situation securities. The three vehicles are set up as distinct broker-dealers in order to permit them to share in the trading desk activities on a pari-passu basis. By utilizing this structure, we were able to make larger markets to our clients, limit our exposure to a relatively illiquid asset class, and maintain significant upside in the business by virtue of ongoing management and incentive fees.

The JPOFs were capitalized with approximately $308 million in equity capital and $205 million in leverage provided by a third party financial institution. The investors in the JPOFs included numerous institutions and high net worth individuals with a fee structure similar to most hedge funds – a 1% management fee based on assets managed plus a 20% incentive fee based on returns in excess of 8%. The funds are responsible for reimbursing us for our share of trading and administrative expenses. We have direct investments in these funds, (separate from the committed capital associated with the trading desk), of approximately $45 million, and earned investment income of $7 million and $4 million for the year ended December 31, 2003 and the six months ended June 25, 2004, respectively. As of June 25, 2004, we had additional firm capital that trades with these funds on a pari-passu basis of $335 million.

JEOF was formed to offer all accredited investors who were our employees at the time an opportunity to provide additional capital. A number of our employees, including our senior management, have made investments ranging from $10,000 to $2.5 million and total $35 million. In addition, the JEOF investment was leveraged with an incremental $23 million in the form of revolving debt provided by a third party financial institution. JEOF is charged a 3% management fee based on assets under management that is payable to us and is also responsible for reimbursing us for its share of trading and administrative expenses.

Richard Handler, currently our chairman and CEO, is the portfolio manager for all three funds – the two JPOFs and JEOF. He receives no direct compensation from any of these funds. His entire compensation is based on our overall results. As required by JPOF investors, he has direct investments in the JPOFs totaling approximately $10 million and pays full management and incentive fees to us on exactly the same basis as every other JPOF investor.

When combined with these third party funds, our high yield trading desk, as of June 25, 2004, had over $906 million worth of working capital available to it as follows (dollars in millions):

	Equity	Leverage	Total	Percentage
Jefferies’ committed capital	$335	—	335	36%
JPOFs’	308	205	513	57%
JEOF’s	35	23	58	7%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Trades executed on the high yield desk are shared proportionately, that is on a pari passu basis, based on the total committed capital in the table above. We are paid management fees, as described above, plus a proportionate share of all direct and other trading and administrative costs, by each of the funds. We have earned management fees totaling $9 million and $5 million in the year ended December 31, 2003 and six months ended June 25, 2004, respectively.

The returns, net of management and incentive fees, for the JPOFs since inception are as follows:

January 19 to December 31, 2000	23.4%
Year ended December 31, 2001	25.4%
Year ended December 31, 2002	15.3%
Year ended December 31, 2003	15.4%
Six months ended June 25, 2004	8.2%

Bonds Direct

Bonds Direct is a 55% owned subsidiary of Jefferies Group, Inc. The remaining minority interest is held primarily by management of Bonds Direct. In addition, upon a liquidation event, holders of warrants that were issued in conjunction with the initial funding of Bonds Direct through subordinated loans, will participate in 10% of the value received in excess of $5 million upon payment of $500,000. The Company owns 74% of these warrants with the balance being owned by current and former employees of the Company.

Pro-forma Effect of De-consolidation

As discussed above, both RTS and ACM were de-consolidated during the second quarter of 2004. Had RTS and ACM been consolidated, the Company’s asset management revenues would have been increased to the pro-forma amounts indicated below (in thousands of dollars):

			Investment
			Income From
		Investment	Managed
	Asset	Income from	Funds-
	Management	Managed	Minority
	Fees	Funds	Interest Portion
Asset Management Revenue, as Reported	$7,641	$11,186	$1,568
Add: Minority portion related to de-consolidation of RTS	—	1,800	1,800
Add: Minority portion related to de-consolidation of ACM	1,895	—	1,895

Pro forma asset management revenue	$9,536	$12,986	$5,263

				Minority
				Interest in
				Earnings of
				Consolidated
		Investment	Expenses	Subsidiaries,
	Asset	Income from	Related to	Net
	Management	Managed	Minority	(including	Net
Summary	Fees	Funds	Interests	Bonds Direct)	Earnings
As reported	$7,641	$11,186	$—	$1,683	$31,786
Proforma	9,536	12,986	(188)	5,190	31,786

Net effect	$1,895	$1,800	$(188)	$3,507	$—

Analysis of Financial Condition

Total assets increased $2,065.9 million, or 19%, from $10,992.3 million at December 31, 2003 to $13,058.2 million at June 25, 2004. Securities borrowed increased $1,437.1 million and cash increased $267.6 million. Total liabilities increased $1,954.7 million, or 19%, from $10,153.9 million at December 31, 2003 to $12,108.6 million at June 25, 2004. Securities loaned increased $1,061.8 million, long-term debt increased $340.3 million, and payable to brokers increased $218.2 million. The increases in securities borrowed and securities loaned are mostly related to our matched book business. Long-term debt increased due to our issuance of $350 million aggregate principal amount of unsecured 5½% senior notes due March 15, 2016.

A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables arising principally from traditional securities brokerage and investment banking activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.

The following table sets forth book value and tangible book value per share (dollars in thousands, except per share data):

	June 25, 2004	December 31, 2003
Stockholders’ equity	$949,649	$838,371
Less: Goodwill	(106,405)	(100,596)

Tangible stockholders’ equity	$843,244	$737,775

Book value per share (1)	$16.60	$14.79

Tangible book value per share (2)	$14.74	$13.01

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding of 57.2 million at June 25, 2004 and 56.7 million at December 31, 2003.

(2)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding of 57.2 million at June 25, 2004 and 56.7 million at December 31, 2003.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended June 25, 2004 and June 27, 2003.

	Three Months Ended
	June 25, 2004		June 27, 2003
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Commissions and principal transactions:
Equities	$85,743	31%	$85,047	37%
International	20,562	7	25,618	11
High Yield	12,040	4	7,897	3
Convertibles	5,449	2	8,570	4
Execution	8,637	3	5,946	3
Bonds Direct	10,795	4	6,038	3
Other proprietary	4,777	2	7,115	3

Total	148,003	53	146,231	64
Investment banking	83,572	30	44,716	19
Asset management fees and investment income from managed funds:
Asset management fees	7,641	3	3,010	1
Investment income from managed funds	11,186	4	3,976	2

Total	18,827	7	6,986	3
Interest	24,445	9	30,701	13
Other	2,323	1	1,575	1

Total revenues	$277,170	100%	$230,209	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following provides a breakdown of total revenues by source for the six-month periods ended June 25, 2004 and June 27, 2003.

	Six Months Ended
	June 25, 2004		June 27, 2003
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Commissions and principal transactions:
Equities	$178,622	31%	$155,040	37%
International	46,275	8	41,849	10
High Yield	24,257	4	17,209	4
Convertibles	13,027	2	16,754	4
Execution	17,207	3	11,035	3
Bonds Direct	21,947	4	10,576	3
Other proprietary	5,411	1	8,190	2

Total	306,746	53	260,653	63
Investment banking	174,944	30	88,919	21
Asset management fees and investment income from managed funds:
Asset management fees	17,746	3	5,687	1
Investment income from managed funds	24,882	4	4,900	1

Total	42,628	7	10,587	2
Interest	49,184	9	52,200	13
Other	6,762	1	3,149	1

Total revenues	$580,264	100%	$415,508	100%

Second Quarter 2004 Versus Second Quarter 2003

Overview

Revenues, net of interest expense, increased $49.0 million, or 25%, to $247.9 million, compared to $198.8 million for the second quarter of 2003. The increase was primarily due to a $38.9 million, or 87%, increase in investment banking, an $11.8 million, or 169%, increase in asset management fees and investment income from managed funds, a $1.8 million, or 1%, increase in trading revenues (commissions and principal transactions), and a $748,000, or 47%, increase in other revenues over last year’s second quarter, partially offset by a $4.2 million decrease in net interest revenues (interest income less interest expense).

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the second quarter was $85.7 million, up 1% over last year’s second quarter. Although industry block trading volumes for the quarter were down approximately 25% versus the second quarter of last year, average daily trading revenues were flat from last year’s second quarter. The increase in average daily trading revenue was primarily the result of the expansion of private client services and bulletin board trading.

International Product Revenue

International revenues of $20.6 million in the quarter were down 20% over last year’s second quarter. The decrease is a result of declines in secondary trading in Euro-converts.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

High Yield Product Revenue

High yield product revenue for the quarter, not including origination revenues, was $12.0 million, up 52% over last year’s second quarter. More normalized trading volumes prevailed compared to the prior year quarter, which were greatly effected by events leading up to and during the Gulf War.

Convertible Product Revenue

Convertible product revenue for the quarter was $5.4 million, down 36% over last year’s second quarter. The decrease relates to a reduction in trading volume consistent with the reduced overall volatility in the convertible market.

Execution Product Revenue

Execution product revenue was $8.6 million, up over 45% from last year’s second quarter. The increase in execution revenue was due to the expansion of direct access execution services to a limited number of institutional customers.

Bonds Direct Product Revenue

Bonds Direct product revenue was $10.8 million, up 79% over last year’s second quarter. The growth was driven by the fixed income business acquired from Mellon Securities LLC in December 2003 and the expansion of products offered, including the trading of agencies, treasuries and mortgages on an agency basis.

Investment Banking Product Revenue

	Three Months Ended
	June 25,	June 27,	Percentage
	2004	2003	Change
	(Dollars in Thousands)
Underwriting	$41,742	$16,896	147%
Advisory	41,830	27,820	50%

Total	$83,572	$44,716	87%

Underwriting revenues were $41.7 million, an increase of 147% from the comparable prior year period. The increase reflected higher industry-wide new issuance activity compared to the second quarter of 2003. The higher volume of equity offerings in the quarter ended June 25, 2004 was across several sectors, including education, consumer, gaming, media, energy and healthcare.

Revenues from advisory activities were $41.8 million, an increase of 50% from the comparable period of 2003. The increase reflected a higher level of merger, acquisition and restructuring transaction activity across several sectors, including consumer, energy, healthcare and technology (primarily as a result of the acquisition of Broadview). The market for such transactions was positively affected by an improved domestic economy and increased activity in the equity and debt markets. The number and size of announced strategic transactions increased as compared with the prior year.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Asset Management Revenue

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $18.8 million for the quarter, up 169% over last year’s second quarter. The increase in asset management revenue this quarter over the prior year’s quarter was a result of management and performance fees on a higher base of assets under management (up 137% versus the prior year assets under management) and performance on the Company’s investments in managed funds (the Company’s investments in managed funds were 185% higher than last year’s second quarter).

Net Interest Expense

Interest income and Interest expense are a function of the level and mix of total assets and liabilities (principally securities borrowed and securities loaned financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest income and Interest expense are integral components of our overall customer flow activities. The net interest decrease of $4.2 million over last year’s second quarter primarily relates to the issuance of the $350 million in long-term debt in March of 2004.

Compensation and Benefits

Compensation and benefits increased $21.7 million, or 19%, versus the 25% increase in revenues. The ratio of compensation to net revenues for the quarter was 55%, compared to 57% for the second quarter of 2003. The improved compensation ratio for the quarter is attributable primarily to two factors:

•	Investment banking revenues increased approximately 87% for the quarter versus the second quarter of last year. As revenues have increased, we have been able to leverage the fixed costs associated with the support and management of the investment banking department. The improvement attributable to this may not be sustainable depending on the recurring level of investment banking revenues or the possible need for incremental infrastructure to support more activity.

•	Asset management revenues include investment income from our investment in various managed funds. Relatively, there is less compensation associated with these revenues. The compensation ratio improvement attributable to the asset management business may not be sustainable as it is highly dependent on performance that is likely to vary.

Non-Personnel Expenses

Technology and communications increased $2.0 million, or 14%, mostly due to increased headcount including the addition of Broadview. Floor brokerage and clearing fees increased $.7 million, or 6%, primarily due to increased trade volumes. Other expenses decreased $1.2 million, or 11%, mostly because the prior year’s quarter included higher than normal legal expenses in conjunction with several cases that were settled during that period. Occupancy and equipment rental expense was flat compared to the prior year period and although we had higher expenses this period resulting from increased headcount, we incurred a one-time $1.9 million expense in the prior year period attributable to the write-down of our San Francisco lease. Business development expenses increased $3.4 million, or 62%, due to increased headcount and related travel.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Earnings before Income Taxes and Minority Interest

Earnings before income taxes and minority interest were up $22.4 million, or 69%, to $54.7 million, compared to $32.3 million for the same prior year period. The effective tax rate was approximately 39% for the second quarter of 2004 compared to 36% for the second quarter of 2003. This increase in rates is due primarily to an increase in effective state tax rates.

Minority Interest

Minority interest was down $241,000, or 13%, to $1.7 million, compared to $1.9 million for the second quarter of 2003.

Earnings per Share

Basic net earnings per share were $0.55 for the second quarter of 2004 on 57,559,000 shares compared to $0.36 in the 2003 period on 52,608,000 shares. Diluted net earnings per share were $0.50 for the second quarter of 2004 on 63,927,000 shares compared to $0.32 in the comparable 2003 period on 58,077,000 shares.

First Half 2004 Versus First Half 2003

Overview

Revenues, net of interest expense, increased $163.3 million, or 45%, to $526.4 million, compared to $363.1 million for the first half of 2003. The increase was primarily due to an $86.0 million, or 97%, increase in investment banking, a $46.1 million, or 18%, increase in trading revenues (commissions and principal transactions), and a $32.0 million, or 303%, increase in asset management fees and investment income from managed funds.

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the first half was $178.6 million, up 15% over last year’s first half. Although industry block trading volumes for the half were down approximately 10% versus the first half of last year, average daily trading revenues were up 17% from last year’s first half. The increase in average daily trading revenue was primarily the result of the expansion of private client services and bulletin board trading.

International Product Revenue

International revenues of $46.3 million in the half were up 11% over the first half of last year. The increase is a result of strong secondary trading in Euro-convertibles and Japanese equities.

High Yield Product Revenue

High yield product revenue for the half, not including origination revenues, were $24.3 million, up 41% over the first half of last year. More normalized trading volumes prevailed compared to the first half of last year which was dominated by events leading up to and during the Gulf War.

Convertible Product Revenue

Convertible product revenue for the half was $13.0 million, down 22% over the first half of last year. The decrease relates to a reduction in trading volume caused by lower interest rates and overall lower volatility in the convertible market.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Execution Product Revenue

Execution product revenue was nearly $17.2 million, up over 56% from the first half of last year. The increase in execution revenue was due to the expansion of direct access execution services to a limited number of institutional customers.

Bonds Direct Product Revenue

Bonds Direct product revenue was $21.9 million, up 108% over the first half of last year. The growth was driven by the fixed income business acquired from Mellon Securities LLC in 2003 and the expansion of products offered, including the trading of agencies, treasuries and mortgages on an agency basis.

Investment Banking Product Revenue

	Six Months Ended
	June 25,	June 27,	Percentage
	2004	2003	Change
	(Dollars in Thousands)
Underwriting	$89,212	$26,421	238%
Advisory	85,732	62,498	37%

Total	$174,944	$88,919	97%

Underwriting revenues were $89.2 million, an increase of 238% from the comparable prior year period. The increase reflected higher industry-wide new issuance activity compared to the first half of 2003. The higher volume of equity offerings in the first half ended June 25, 2004 was across several sectors, including education, consumer, gaming, media, energy and healthcare.

Revenues from advisory activities were $85.7 million, an increase of 37% from the comparable period of 2003. The increase reflected a higher level of merger, acquisition and restructuring transaction activity across several sectors, particularly consumer, technology, energy and healthcare, as well as revenue generated by Broadview. The market for such transactions was positively affected by an improved domestic economy and increased activity in the equity and debt markets. The number and size of announced strategic transactions increased as compared with the prior year.

Asset Management Revenue

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $42.6 million for the six months ended June 25, 2004, up 303% up over last year’s comparable period. The increase in asset management revenue this period over the prior year’s period was a result of management and performance fees on a higher base of assets under management (up 137% versus the prior period assets under management) and performance on our investments in managed funds (our investments in managed funds were 223% higher than last year’s first half).

Net Interest Expense

Interest income and Interest expense are a function of the level and mix of total assets and liabilities (principally securities borrowed and securities loaned financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest income and Interest expense are integral components of our overall customer flow activities. The net interest decrease of $4.5 million primarily relates to the issuance of the $350 million in long-term debt in March of 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Compensation and Benefits

Compensation and benefits increased $85.2 million, or 41%, versus the 45% increase in revenues. The ratio of compensation to net revenues for the period was 56%, compared to 58% for the first half of 2003. The improved compensation ratio for the quarter is attributable primarily to two factors:

•	Investment banking revenues increased approximately 97% for the period versus the first half of 2003. As revenues have increased, we have been able to leverage the fixed costs associated with the support and management of the investment banking department. The improvement attributable to this may not be sustainable depending on the recurring level of investment banking revenues or the possible need for incremental infrastructure to support more activity.

•	Asset management revenues include investment income from our investment in various managed funds. Relatively, there is less compensation associated with these revenues. The compensation ratio improvement attributable to the asset management business may not be sustainable as it is highly dependent on performance that is likely to vary.

Non-Personnel Expenses

Technology and communications increased $4.0 million, or 14%, mostly due to increased headcount and the addition of Broadview. Floor brokerage and clearing fees increased $3.7 million, or 16%, primarily due to increased trade volumes. Other expenses increased $2.0 million, or 12%, mostly due to higher business insurance and general consulting costs. Occupancy and equipment rental expense increased $2.2 million, or 13%, mostly due to the addition of Broadview. Although we had higher occupancy and equipment rental expenses this period resulting from increased headcount we incurred a one-time $1.9 million expense in the prior year period attributable to the write-down of our San Francisco lease. Business development expenses increased $5.8 million, or 50%, due to increased headcount and related travel.

Earnings before Income Taxes and Minority Interest

Earnings before income taxes and minority interest were up $60.3 million, or 109%, to $115.9 million, compared to $55.6 million for the same prior year period. The effective tax rate was approximately 37% for both the first half of 2004 and 2003.

Minority Interest

Minority interest was up $7.8 million, or 406%, to $9.7 million, compared to $1.9 million for the first half of 2004. The increase in minority interest largely relates to the minority interest on Bonds Direct, JEOF, RTS, and ACM recorded in the first quarter of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities.

	Six Months Ended
	June 25,	June 27,
	2004	2003	Difference
	(Amounts in Thousands)
JEOF	$2,333	$—	$2,333
RTS	4,503	1,137	3,366
Bonds Direct	1,060	683	377
ACM	1,840	104	1,736

Total	$9,736	$1,924	$7,812

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Earnings per Share

Basic net earnings per share were $1.12 for the first half of 2004 on 56,939,000 shares compared to $0.63 in the 2003 period on 52,336,000 shares. Diluted net earnings per share were $1.00 for the first half of 2004 on 63,508,000 shares compared to $0.57 in the comparable 2003 period on 57,591,000 shares.

Liquidity and Capital Resources

Cash or assets readily convertible into cash are as follows (in thousands of dollars):

	June 25, 2004	December 31, 2003
Cash and cash equivalents:
Cash in banks	$63,562	$41,398
Money market investments	311,884	66,478

Total cash and cash equivalents	375,446	107,876
Auction rate preferreds (a)	50,365	—
Mortgage backed securities (a)	25,161	—
Asset backed securities (a)	16,048	—
Short-term bond funds	194,672	215,790
Cash and securities segregated	265,071	182,641

	$926,763	$506,307

(a)	Items are included in Securities Owned (see note below). Items are financial instruments utilized in the Company’s overall cash management and are readily convertible to cash.

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

As of June 25, 2004, Jefferies’, Helfant’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$268,687	$257,195
Helfant	9,519	9,269
Bonds Direct	6,425	6,175

JEFFERIES GROUP, INC. AND SUBSIDIARIES

In March 2004, we issued $350 million aggregate principal amount of unsecured 5½% senior notes due March 15, 2016, with a yield of 5.6%.

During the six months ended June 25, 2004, we purchased 588,626 shares of our common stock for $20.5 million. We typically repurchase our common stock in open market transactions in accordance with Rule 10b-18 and on occasion, in transactions directly with stockholders. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

Other than the issuance of the unsecured 5½% senior notes, our liquidity and capital resources are largely unchanged since December 31, 2003.

As of June 25, 2004, we had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. Also, we have guaranteed obligations of JIL to various banks, which provide clearing and credit services to JIL and to counterparties of JIL. In addition, as of June 25, 2004, we had commitments to invest up to $7.8 million in various investments.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Changing conditions in financial markets and the economy could result in decreased revenues.

As an investment banking and securities firm, changes in the financial markets or economic conditions, in the United States and elsewhere in the world, could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Unfavorable financial or economic conditions could likely reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to a reduction in revenues from principal transactions and commissions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses from managed funds. Continued increases in our asset management business, including increases in the amount of our investments in managed funds, would make us more susceptible to adverse changes in the market.

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

All aspects of our business are intensely competitive. We compete directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or employees. Competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.

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

We have made substantial increases in the number of our personnel. If a significant number of our key personnel leave, or if our business volume increases significantly over current volume, we could be compelled to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders, all of which could harm our business, financial condition and operating results.

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

We face operational risks arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems as well as on processing systems controlled by third parties. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. The inability of our systems or third-party systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Asset Management revenue is subject to variability.

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds.

We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations. Asset management revenue may not be sustainable as it is highly dependent on performance that is likely to vary.

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

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total		Shares Purchased as	(d) Maximum Number of
	Number of	(b) Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Plans or Programs
January 1 – January 30, 2004	66,668	38.60	66,668	2,705,666
January 31 – February 27, 2004	103,584	37.17	60,000	2,645,666
February 28 – March 26, 2004	38,596	37.93	30,000	2,615,666
March 27 – April 30, 2004	102,428	35.82	55,200	2,560,466
May 1 – May 28, 2004	149,450	32.31	148,000	2,412,466
May 29 – June 25, 2004	127,900	32.00	127,900	2,284,566

Total	588,626	34.79	487,768

(1)     We repurchased an aggregate of 100,858 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans.

(2)     On October 24, 2002, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to 1,500,000 shares of our stock. We may still repurchase, from time to time, up to 2,284,566 shares under our publicly announced program as of June 25, 2004, after adjusting for the 2-for-1 stock split effected as a stock dividend on August 15, 2003.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of our shareholders was held on May 24, 2004. At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

	For	Withheld	Non-vote
Election of Directors
W. Patrick Campbell	44,712,579	4,926,871	0
Richard G. Dooley	45,722,877	3,916,573	0
Richard B. Handler	46,447,171	3,192,279	0
Frank J. Macchiarola	44,710,168	4,929,282	0
John C. Shaw, Jr.	46,864,390	2,775,060	0

	For	Against	Abstain
Amendment to Certificate of Incorporation	30,854,352	18,737,324	47,774

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

     (b) Reports on Form 8-K

On April 13, 2004, we furnished a press release announcing financial results for the quarter ended March 26, 2004 under Item 12 of Form 8-K.

On May 26, 2004, we filed our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in such form as approved by the shareholders of the Corporation at the Annual Meeting of Shareholders held on May 24, 2004 under Item 5 of Form 8-K.

On July 13, 2004, we furnished a press release announcing financial results for the quarter ended June 25, 2004 under Item 12 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: July 30, 2004	By:	/s/	Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer