Form 10-Q
period 2004-09-30
JEFFERIES GROUP INC /DE/
filed 2004-11-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
  Yes [X] No [  ]

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 57,175,302 shares as of the close of business October 29, 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2004

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$235,524	$107,876
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	416,162	182,641
Short term bond funds	194,780	215,790
Investments	88,006	85,963
Investments in managed funds	184,484	127,186
Securities borrowed	10,417,430	8,368,357
Receivable from brokers, dealers and clearing organizations	511,954	292,603
Receivable from customers	407,144	283,591
Securities owned	547,673	351,149
Securities pledged to creditors	625,628	557,727
Premises and equipment	54,766	54,513
Goodwill	106,537	100,596
Other assets	293,964	264,291

	$14,084,052	$10,992,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$176,000	$—
Securities loaned	9,544,552	8,086,583
Payable to brokers, dealers and clearing organizations	545,374	113,349
Payable to customers	701,773	490,697
Securities sold, not yet purchased	1,025,991	673,222
Accrued expenses and other liabilities	297,619	296,993

	12,291,309	9,660,844
Long-term debt	788,905	443,148
Minority interest	35,688	49,920

	13,115,902	10,153,912

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 66,566,210 shares in 2004 and 63,734,476 shares in 2003	7	6
Additional paid-in capital	481,919	364,774
Retained earnings	648,063	567,632
Less:
Treasury stock, at cost, 9,694,104 shares in 2004 and 7,032,419 shares in 2003	(159,148)	(91,908)
Accumulated other comprehensive loss:
Currency translation adjustments	4,773	5,331
Additional minimum pension liability	(7,464)	(7,464)

Total accumulated other comprehensive loss	(2,691)	(2,133)

Total stockholders’ equity	968,150	838,371

	$14,084,052	$10,992,283

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 26,	Sept. 30,	Sept. 26,
	2004	2003	2004	2003
Revenues:
Commissions	$62,020	$59,379	$200,325	$185,806
Principal transactions	109,000	81,936	277,441	216,162
Investment banking	72,122	42,000	247,066	130,919
Asset management fees and investment income from managed funds	11,630	9,704	54,258	20,291
Interest	35,948	23,582	85,132	75,782
Other	2,382	5,346	9,144	8,495

Total revenues	293,102	221,947	873,366	637,455
Interest expense	39,316	21,117	93,206	73,545

Revenues, net of interest expense	253,786	200,830	780,160	563,910

Non-interest expenses:
Compensation and benefits	141,434	115,996	436,191	325,508
Floor brokerage and clearing fees	12,770	12,323	39,750	35,618
Technology and communications	16,029	13,998	48,632	42,622
Occupancy and equipment rental	10,250	7,824	29,306	24,649
Business development	7,189	6,022	24,529	17,591
Other	11,164	8,527	30,907	26,223

Total non-interest expenses	198,836	164,690	609,315	472,211

Earnings before income taxes and minority interest	54,950	36,140	170,845	91,699
Income taxes	21,516	12,906	63,980	33,618

Earnings before minority interest	33,434	23,234	106,865	58,081
Minority interest in earnings of consolidated subsidiaries, net	1,159	2,702	10,895	4,626

Net earnings	$32,275	$20,532	$95,970	$53,455

Earnings per share:
Basic	$0.56	$0.38	$1.68	$1.01
Diluted	$0.51	$0.35	$1.51	$0.92
Weighted average shares:
Basic	57,833	53,534	57,233	52,738
Diluted	63,867	59,502	63,616	58,269
Fixed charge coverage ratio	4.8X	5.7X	5.6X	4.8X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2004
(Dollars in thousands, except per share amounts)

		Additional Paid-in Capital
		Gross				Accumulated	Total
		Additional				Other	Stock-
	Common	Paid-in	Deferred	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Compensation	Earnings	Stock	Loss	Equity
Balance, December 31, 2003	$6	$443,022	$(78,248)	$567,632	$(91,908)	$(2,133)	$838,371
Exercise of stock options, including tax benefits (765,374 shares)	1	15,535	—	—	—	—	15,536
Purchase of treasury stock (1,886,430 shares)	—	—	—	—	(59,382)	—	(59,382)
Incentive plan, ESOP, ESPP, SSPP, and Director Plan stock, restricted stock, or restricted stock unit issuances (2,066,360 shares), net of forfeitures and conversions into restricted stock units (775,255 treasury shares)	—	143,191	(41,581)	—	(7,858)	—	93,752
Dividends ($.26 per share total)	—	—	—	(15,539)	—	—	(15,539)
Comprehensive income:
Net earnings	—	—	—	95,970	—	—	95,970
Other comprehensive loss, net of tax:
Translation adjustment	—	—	—	—	—	(558)	(558)

Comprehensive income	—	—	—	—	—	—	95,412

Balance, September 30, 2004	$7	$601,748	$(119,829)	$648,063	$(159,148)	$(2,691)	$968,150

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 26,
	2004	2003
Cash flows from operating activities:
Net earnings	$95,970	$53,455

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,959	10,468
Accruals related to various benefit plans, stock issuances, net of forfeitures	93,752	34,620
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(233,521)	148,515
(Increase) decrease in receivables:
Securities borrowed	(2,049,073)	(3,358,706)
Brokers, dealers and clearing organizations	(219,351)	(135,802)
Customers	(123,553)	74,593
Increase in securities owned	(196,524)	(146,419)
Increase in securities pledged to creditors	(67,901)	(255,978)
Increase in other assets	(31,979)	(70,389)
Increase (decrease) in operating payables:
Securities loaned	1,457,969	3,301,769
Brokers, dealers and clearing organizations	432,025	58,543
Customers	211,076	(134,268)
Increase in securities sold, not yet purchased	352,769	331,622
Increase in accrued expenses and other liabilities	7,203	62,395
Increase (decrease) in minority interest	(14,232)	42,554

Total adjustments	(370,381)	(36,483)

Net cash provided by (used in) operating activities	(274,411)	16,972

Continued on next page.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 26,
	2004	2003
Cash flows from investing activities:
(Increase) decrease in short term bond funds	21,010	(22,429)
(Increase) decrease in investments	(2,043)	4,425
Increase in investments in managed funds	(57,298)	(17,274)
Net additional acquisition payments	(5,941)	(2,107)
Purchase of premises and equipment	(10,658)	(11,547)

Net cash used in investing activities	(54,930)	(48,932)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	176,000	46,000
Issuance of 5½% Senior Notes	347,809	—
Retirement of 10% Senior Notes	(300)	(1,000)
Repurchase of treasury stock	(59,382)	(2,904)
Dividends	(15,539)	(7,249)
Exercise of stock options, not including tax benefits	8,959	5,670

Net cash provided by financing activities	457,547	40,517

Effect of foreign currency translation on cash	(558)	1,223

Net increase in cash and cash equivalents	127,648	9,780
Cash and cash equivalents – beginning of period	107,876	39,948

Cash and cash equivalents – end of period	$235,524	$49,728

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$92,845	$78,210
Income taxes	$59,045	$45,284

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., formerly known as Helfant Group, Inc. (“Jefferies Execution”), Jefferies International Limited, Bonds Direct Securities LLC (“Bonds Direct”), Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the three-month period or nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Change in Quarter End

Beginning with this quarter ended September 30, 2004, the Company changed its quarter end to the last day of the calendar quarter from the last Friday of the quarter. With the expansion of our businesses and products, the Company believes calendar period reporting is more consistent with its operating cycle, as well as the reporting periods of other industry peers. Due to the change, there were four additional trading days, thus this quarter is not necessarily comparable to other quarters. Management believes the impact of the change on the results of operations for the quarter ended September 30, 2004 is not material.

Subsequent Events

On September 22, 2004, the Company announced that it had signed a definitive agreement to acquire the minority interest of Bonds Direct Securities LLC not already owned by the Company. The transaction was consummated in October 2004 with a combination of stock and cash totaling approximately $20.5 million and resulted in approximately $20.5 million in goodwill.

On October 7, 2004, the Company entered into an agreement with Babson Capital Management LLC (“Babson Capital”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) to form Jefferies Babson Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Jefferies Babson Finance LLC will be capitalized over time with $250 million in equity commitments, provided equally by Jefferies Group, Inc. and Babson Capital’s parent, MassMutual, and will be leveraged. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services. The Company expects to account for its 50% interest in Jefferies Babson Finance LLC on the equity method of accounting.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has effective control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

In situations where the Company has significant (generally defined as owning a voting or economic interest of 20% to 50%), but not effective control, the Company applies the equity method of accounting.

In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value.

Recent Accounting Developments

The Company regularly reviews its policies in light of all relevant pronouncements and guidance provided by appropriate regulatory bodies.

A member of the Securities and Exchange Commission staff recently provided interpretative guidance on what may constitute an important right that affects a company’s consolidation policies with regard to its investment partnerships (American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 78-9 Accounting for Investments in Real Estate Ventures (“SOP 78-9”)). Among other factors to consider, SOP 78-9 indicates that in the event that limited partners have “kick-out” rights there is a presumption that the general partner or asset manager does not control the investment vehicle and such vehicle should not be consolidated. SOP 78-9 defines “kick-out” rights as the right to replace the general partner or manager. As a result of this change, the Company began to account for its interests in Jefferies RTS Fund (“RTS”) on the equity method of accounting beginning in the second quarter of 2004.

Commissions

All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal Transactions

Securities and other inventory positions owned and securities and other inventory positions sold but not yet purchased (both of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings. The Company follows the AICPA Audit and Accounting Guide, “Brokers and Dealers in Securities,” (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances the Company determines fair value based on management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, the Company records the position at a discount to the quoted price reflecting our best estimate of fair value. In such instances, the Company generally determines fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, the Company determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Company typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

Investment Banking

Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with these transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting revenues are presented net of unreimbursed deal-related expenses. Revenue associated with restructuring and advisory engagements is also recorded net of unreimbursed deal-related expenses.

Asset Management Fees and Investment Income From Managed Funds

Period end assets under management by asset class were as follows (in millions of dollars):

	Sept. 30,	Sept. 26,
	2004	2003
Fixed Income (1)	$450	$415
Equities (2)	435	21
International Funds (3)	1,843	801
Real Assets (4)	164	—

Total	$2,892	$1,237

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC and the Jackson Creek CDO, but does not include third-party managed funds.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed international convertible bond assets.

(4)	The Jefferies Real Asset Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asset management fees and investment income from managed funds include revenues the Company receives from asset management and performance fees from funds managed by the Company, revenues from asset management and performance fees the Company receives from third-party managed funds, and investment income from the Company’s investments in these funds.

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

The following summarizes revenues from asset management fees and investment income in managed funds for the three-month and nine-month periods ended September 30, 2004 and September 26, 2003 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 26,	Sept. 30,	Sept. 26,
	2004	2003	2004	2003
Asset management fees:
Fixed Income	$3,162	$2,182	$8,497	$5,978
International Funds	2,278	2,686	9,409	4,411
Equities	1,592	23	2,761	188
Real Assets	958	—	2,054	—

	7,990	4,891	22,721	10,577
Asset management fees – minority interest portion	—	—	3,015	—

	7,990	4,891	25,736	10,577
Investment income from managed funds	2,246	2,772	19,736	6,144
Investment income from managed funds – minority interest portion	1,394	2,041	8,786	3,570

	3,640	4,813	28,522	9,714

Total	$11,630	$9,704	$54,258	$20,291

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds – minority interest portion and net investment income from managed funds for the quarter and nine months ended September 30, 2004 (in millions of dollars):

Quarter Ended September 30, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$107.7	$5.3	$1.4	$3.9
Equities (2)	52.9	(0.9)	—	(0.9)
International Funds (3)	11.8	(0.8)	—	(0.8)
Real Assets (4)	10.1	0.0	—	0.0

Total	$182.5	$3.6	$1.4	$2.2

Nine Months Ended September 30, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$102.6	$18.9	$4.2	$14.7
Equities (2)	32.6	9.8	4.6	5.2
International Funds (3)	12.2	(0.5)	—	(0.5)
Real Assets (4)	9.0	0.3	—	0.3

Total	$156.4	$28.5	$8.8	$19.7

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO and third-party managed funds.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed international convertible bond assets.

(4)	The Jefferies Real Asset Fund.

Interest

Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses in connection with its securities borrowed / securities lending activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short term bond funds. Interest expense also includes interest payable on the Company’s long-term debt obligations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Financial Instruments – Cash Management Activities

The following are financial instruments that are readily convertible into cash as of September 30, 2004 and December 31, 2003 (in thousands of dollars):

	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash in banks	$61,996	$41,398
Money market investments	173,528	66,478

Total cash and cash equivalents	235,524	107,876
Auction rate preferreds (a)	50,365	—
Mortgage-backed securities (a)	29,690	—
Asset-backed securities (a)	14,264	—
Short-term bond funds	194,780	215,790
Cash and securities segregated	416,162	182,641

	$940,785	$506,307

(a)	Items are included in Securities Owned (see note below). Items are financial instruments utilized in the Company’s overall cash management activities and are readily convertible to cash.

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 30, 2004 and December 31, 2003 (in thousands of dollars):

	September 30, 2004		December 31, 2003
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$138,349	$337,621	$115,597	$167,950
High-yield securities	86,642	14,059	127,874	34,200
Corporate debt securities	80,035	515,330	81,231	351,888
U.S. Government and agency obligations	129,109	144,441	11,900	114,696
Auction rate preferreds	50,365	—	—	—
Mortgage-backed securities.	29,690	—	—	—
Asset-backed securities	14,264	—	—	—
Options	19,219	14,540	14,547	4,488

	$547,673	$1,025,991	$351,149	$673,222

The following is a summary of the market value of major categories of securities pledged to creditors as of September 30, 2004 and December 31, 2003 (in thousands of dollars):

	September 30, 2004	December 31, 2003
Corporate equity securities	$69,574	$37,776
High-yield securities	40,701	77,527
Corporate debt securities	455,424	353,100
U.S. Government and agency obligations	59,929	89,324

	$625,628	$557,727

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Receivable from, and Payable to, Customers

Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying unaudited consolidated financial statements.

Investments in Managed Funds

Investments in managed funds includes the Company’s investments in funds managed by the Company and the Company’s investments in third-party managed funds in which the Company is entitled to a portion of the management and/or performance fees.

Goodwill

Goodwill represents the excess of cost over net assets acquired. Goodwill is no longer amortized, but is tested for impairment at least annually as of September 30 by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The Company’s tax assets and liabilities are presented as a component of “Other assets” and “Accrued expenses and other liabilities,” respectively, in the consolidated statements of financial condition.

Bank Loans

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At September 30, 2004, there were $176,000,000 in unsecured bank loans outstanding with an average interest rate of 2.5%.

Long-Term Debt

The following summarizes long-term convertible debt and long-term debt outstanding as of September 30, 2004 and December 31, 2003 (in thousands of dollars):

	September 30, 2004	December 31, 2003
7½% Senior Notes, due 2007, less unamortized discount of $81 (2004)	$99,919	$99,898
7¾% Senior Notes, due 2012, less unamortized discount of $6,187 (2004)	341,075	342,950
5½% Senior Notes, due 2016, less unamortized discount of $2,089 (2004)	347,911	—
10% Subordinated Loans, due 2004	—	300

	$788,905	$443,148

In March 2004, the Company issued $350 million aggregate principal amount of unsecured 51/2% senior notes due March 15, 2016, with a yield of 5.6%.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7¾% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7¾% senior notes, after giving effect to the swaps, is 4.0%. The fair value of the mark to market of the swaps was positive $22.3 million as of September 30, 2004, which was recorded as an increase in the book value of the debt and an increase in other assets.

Pension

The following summarizes the net periodic pension cost for the three-month and nine-month periods ended September 30, 2004 and September 26, 2003 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 26,	Sept. 30,	Sept. 26,
	2004	2003	2004	2003
Net pension cost included the following components:
Service cost — benefits earned during the period	$631	$330	$1,354	$991
Interest cost on projected benefit obligation	677	508	1,780	1,524
Expected return on plan assets	(561)	(423)	(1,285)	(1,270)
Amortization of prior service cost	(3)	(3)	(9)	(9)
Amortization of net loss (gain)	365	113	827	338

Net periodic pension cost	$1,109	$525	$2,667	$1,574

The Company contributed $4 million to its pension plan during the first nine months of 2004 and does not anticipate contributing any more during the remainder of 2004.

Minority Interest

Minority interest represents the minority equity holders’ proportionate share of the equity of JEOF and Bonds Direct. At September 30, 2004, Jefferies Group, Inc. had effective control and owned approximately 29% and 55% of JEOF and Bonds Direct, respectively. As previously reported, both Jefferies RTS and ACM were de-consolidated in the second quarter and are now accounted for under the equity method of accounting.

On September 22, 2004, the Company announced that it had signed a definitive agreement to acquire the minority interest of Bonds Direct Securities LLC not already owned by the Company. The transaction was consummated in October 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In the first nine months of 2004, the Company recorded a net compensation expense reversal of $58,000 because stock option amortization expense of $7,000 was exceeded by $65,000 in expense reversals related to stock option forfeitures. Additionally, the Company recorded compensation expense of $5.4 million related to the Company’s Employee Stock Ownership Plan and $1.4 million related to the Company’s Employee Stock Purchase Plan, the latter was based on a discount from market. There were stock option grants totaling 9,233 shares in the first nine months of 2004. These grants were made through the Company’s Deferred Compensation Plan. Also, there were grants, net of forfeitures, of restricted stock and restricted stock units, some of which relate to 2003 employee compensation, totaling 4,016,354 shares and $119.9 million in the first nine months of 2004.

In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of FASB No. 123. Accordingly, the Company has not recognized compensation expense related to stock options granted prior to January 1, 2003 and shares issued to participants in the Company’s employee stock purchase plan prior to January 1, 2003. Therefore, the cost of $49.1 million related to stock-based compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 26,	Sept. 30,	Sept. 26,
	2004	2003	2004	2003
Net earnings, as reported	$32,275	$20,532	$95,970	$53,455
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	8,842	7,648	28,589	21,112
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,440)	(8,857)	(30,527)	(24,802)

Pro forma net earnings	$31,677	$19,323	$94,032	$49,765

Earnings per share:
Basic — as reported	$0.56	$0.38	$1.68	$1.01

Basic — pro forma	$0.55	$0.36	$1.64	$0.94

Diluted — as reported	$0.51	$0.35	$1.51	$0.92

Diluted — pro forma	$0.50	$0.32	$1.48	$0.85

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2004 and September 26, 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 26,	Sept. 30,	Sept. 26,
	2004	2003	2004	2003
Earnings	$32,275	$20,532	$95,970	$53,455

Shares:
Average shares used in basic computation	57,833	53,534	57,233	52,738
Stock options	1,730	2,164	1,965	1,771
Unvested restricted stock and restricted stock units	4,304	3,804	4,418	3,760

Average shares used in diluted computation	63,867	59,502	63,616	58,269

Earnings per share:
Basic	$0.56	$0.38	$1.68	$1.01

Diluted	$0.51	$0.35	$1.51	$0.92

Other Comprehensive Gain (Loss)

The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 30, 2004 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at June 25, 2004	$5,987	$(7,464)	$(1,477)
Change in third quarter of 2004	(1,214)	—	(1,214)

Ending at September 30, 2004	$4,773	$(7,464)	$(2,691)

The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 30, 2003 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at June 27, 2003	$3,505	$(5,769)	$(2,264)
Change in third quarter of 2003	(659)	—	(659)

Ending at September 26, 2003	$2,846	$(5,769)	$(2,923)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive income for the three months ended September 30, 2004 and September 26, 2003 was as follows (in thousands of dollars):

	September 30,	September 26,
	2004	2003
Net earnings	$32,275	$20,532
Other comprehensive loss	(1,214)	(659)

Comprehensive income	$31,061	$19,873

The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 30, 2004 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2003	$5,331	$(7,464)	$(2,133)
Change in first nine months of 2004	(558)	—	(558)

Ending at September 30, 2004	$4,773	$(7,464)	$(2,691)

The following summarizes other comprehensive gain and accumulated other comprehensive loss at September 26, 2003 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2002	$1,895	$(5,769)	$(3,874)
Change in first nine months of 2003	951	—	951

Ending at September 26, 2003	$2,846	$(5,769)	$(2,923)

Comprehensive income for the nine months ended September 30, 2004 and September 26, 2003 was as follows (in thousands of dollars):

	September 30,	September 26,
	2004	2003
Net earnings	$95,970	$53,455
Other comprehensive gain (loss)	(558)	951

Comprehensive income	$95,412	$54,406

Net Capital Requirements

As registered broker-dealers, Jefferies, Jefferies Execution, and Bonds Direct are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Jefferies Execution, and Bonds Direct have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2004, Jefferies’, Jefferies Execution’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$267,178	$246,527
Jefferies Execution	10,232	9,982
Bonds Direct	4,143	3,893

Quarterly Dividends

In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

	1st Qtr.	2nd Qtr.	3rd Qtr.
2004	$.080	$.080	$.100
2003	$.025	$.025	$.080

On July 13, 2004, the Company approved a 25 percent increase in the Company’s quarterly dividend to 10 cents per share from 8 cents. The dividend was payable Sept. 15 to shareholders of record Aug. 16.

Jefferies Financial Products LLC.

Jefferies Financial Products LLC (“JFP”), a wholly-owned subsidiary of the Company, was formed as a limited liability company in November 2003. JFP is a market maker and trader in commodities futures and options. In addition to its market making capacity, JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”), where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are creditworthy institutional investors, such as pension funds, mutual funds, foundations, endowments, and insurance companies. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield), or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange and individual commodities.

Generally, the swap contract tenors range from 1 month to 2 years and in some transactions, both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap transactions are generally documented under ISDA Master Agreements. JFP believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting, agreements and collateral held. After consideration of these credit enhancements, JFP has determined that the fair value of its obligations under swaps approximated $12.7 million at September 30, 2004 and $0 at December 31, 2003. The fair value represents the maximum potential

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

loss to JFP. At September 30, 2004, all swaps and exchange-traded commodities and all foreign exchange futures and options are scheduled to mature within one year.

In July 2004, JFP entered into a credit intermediation facility with an AA-rated European bank (the “Bank”). This facility will allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank will simultaneously enter into a back-to-back transaction with JFP and receive a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is generally responsible to the Bank for the performance of JFP’s customers. The Company guarantees the performance of JFP to the Bank under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP.

JFP independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. The average credit rating of swap counterparties as a whole (as measured by the Company’s Credit Risk Committee) is equivalent to AA or higher. The maximum potential loss will increase or decrease during the life of the swap commitments as a function of maturity and changes in market prices.

JFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At September 30, 2004 and December 31, 2003, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
(in millions)	September 30,	December 31,
	2004	2003
Counterparty credit quality:
AA or higher	$12.7	$—
Exchange-traded futures and options(a)	8.4	0.6

Total	$21.1	$0.6

(a)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

At September 30, 2004 and December 31, 2003 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
(in millions)	September 30,	December 31,
	2004	2003
Special purpose	$12.7	$—
Exchanges*	8.4	0.6

Total	$21.1	$0.6

*	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

Financial Instruments

Off-Balance Sheet Risk

The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, repurchase agreements, future purchases and

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Derivative Financial Instruments

The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, commodities related swaps, and index and commodity futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy to offset equity positions. The index futures positions are taken as a hedge against securities positions, as a hedge against the commodities futures positions underlying the indices, or as a hedge against the commodities related swap positions. The average maturity of the index futures positions and the commodities futures positions is generally one to two months.

The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7¾% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7¾% senior notes, after giving effect to the swaps, is 4.0%. The fair value of the mark to market of the swaps was positive $22.3 million as of September 30, 2004, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

The gross contracted or notional amount of index futures contracts, commodities futures contracts, commodities related swaps, options contracts, foreign exchange forward contracts and interest rate swaps, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provides only a measure of the Company’s involvement in these contracts at September 30, 2004 and December 31, 2003. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or contracted amount
	September 30, 2004		December 31, 2003
	Purchase	Sale	Purchase	Sale
Index futures contracts	$17,548	$279,554	$—	$214,981
Commodities futures contracts	394,382	14	212,520	—
Commodities related swaps	15,000	306,125	—	—
Option contracts	858,894	895,084	129,872	121,999
Foreign exchange forward contracts	19,515	28,263	12,588	13,900
Interest rate swaps	200,000	—	200,000	—

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

The following is an aggregate summary of the average first nine months of 2004 and full year 2003 and September 30, 2004 and December 31, 2003 fair values of derivative financial instruments (in thousands of dollars):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	1st Nine Months 2004		Full Year 2003
	Average	End of period	Average	End of period
Index futures contracts:
In a favorable position	$2,302	$105	$2,607	$452
In an unfavorable position	7,866	33,053	42	49
Commodities futures contracts:
In a favorable position	8,750	38,187	118	118
In an unfavorable position	2,466	—	1,699	—
Commodities related swaps:
In a favorable position	2,598	12,713	—	—
In an unfavorable position	471	—	—	—
Option contracts:
Purchase	15,131	19,219	6,007	14,547
Sale	7,595	14,540	2,671	4,488
Foreign exchange forward contracts	16	315	20	(62)
Interest rate swaps:
In a favorable position	22,622	22,261	27,919	24,567

Guarantees

The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires that the Company recognize the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing accounting principles generally accepted in the United States of America, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

In the normal course of business, the Company had letters of credit outstanding aggregating $20.0 million at September 30, 2004, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

As of September 30, 2004, the Company had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL. In addition, as of September 30, 2004, the Company had commitments to invest up to $12.5 million in various investments.

On October 7, 2004, the Company entered into an agreement with Babson Capital and MassMutual to form Jefferies Babson Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Jefferies Babson Finance LLC will be capitalized over time with $250 million in equity commitments, provided equally by Jefferies Group, Inc. and Babson Capital’s parent, MassMutual, and will be leveraged. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services.

In July 2004, JFP entered into a credit intermediation facility with an “AA”-rated European bank (the “Bank”). This facility will allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank will simultaneously enter into a back-to-back transaction with JFP and receive a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is generally responsible to the Bank for the performance of JFP’s customers. The Company guarantees the performance

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of JFP to the Bank under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP. The Company also guaranteed the performance of JFP to various banks and dealers, which provide futures clearing to JFP and act as trading counterparties to JFP.

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

Segment Reporting

The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. Traditional securities brokerage and investment banking activities account for over 90% of total revenue for the nine months ended September 30, 2004.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Analysis of Financial Condition

Total assets increased $3,091.8 million, or 28%, from $10,992.3 million at December 31, 2003 to $14,084.1 million at September 30, 2004. Securities borrowed increased $2,049.1 million and securities owned and securities pledged increased $264.4 million. Total liabilities increased $2,962.0 million, or 29% from $10,153.9 million at December 31, 2003 to $13,115.9 million at September 30, 2004. Securities loaned increased $1,458.0 million, long-term debt increased $345.8 million, payable to brokers increased $432.0 million and securities sold, not yet purchased increased $352.8. The increases in securities borrowed and securities loaned are mostly related to our matched book business. Long-term debt increased due to our issuance of $350 million aggregate principal amount of unsecured 5½% senior notes due March 15, 2016. The increases in securities owned and securities pledged and securities sold, not yet purchased mostly relate to Bonds Direct.

A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage and investment banking activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.

The following table sets forth book value and tangible book value per share (dollars in thousands, except per share data):

	September 30, 2004	December 31, 2003
Stockholders’ equity	$968,150	$838,371
Less: Goodwill	(106,537)	(100,596)

Tangible stockholders’ equity	$861,613	$737,775

Book value per share (1)	$17.02	$14.79

Tangible book value per share (2)	$15.15	$13.01

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding of 56.9 million at September 30, 2004 and 56.7 million at December 31, 2003.

(2)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding of 56.9 million at September 30, 2004 and 56.7 million at December 31, 2003.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended September 30, 2004 and September 26, 2003.

	Three Months Ended
	September 30, 2004		September 26, 2003
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Commissions and principal transactions:
Equities	$112,192	38%	$85,142	38%
International	19,027	6	21,951	10
High Yield	10,845	4	9,216	4
Convertibles	5,913	2	5,146	2
Execution	7,989	3	6,209	3
Bonds Direct	11,604	4	8,066	4
Other proprietary	3,450	1	5,585	3

Total	171,020	58	141,315	64
Investment banking	72,122	25	42,000	19
Asset management fees and investment income from managed funds:
Asset management fees	7,990	3	4,891	2
Investment income from managed funds	3,640	1	4,813	2

Total	11,630	4	9,704	4
Interest	35,948	12	23,582	11
Other	2,382	1	5,346	2

Total revenues	$293,102	100%	$221,947	100%

The following provides a breakdown of total revenues by source for the nine-month periods ended September 30, 2004 and September 26, 2003.

	Nine Months Ended
	September 30, 2004		September 26, 2003
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Commissions and principal transactions:
Equities	$293,538	34%	$240,182	38%
International	63,996	7	63,800	10
High Yield	35,055	4	26,425	4
Convertibles	18,940	2	21,900	3
Execution	25,196	3	17,244	3
Bonds Direct	33,551	4	18,642	3
Other proprietary	7,490	1	13,775	2

Total	477,766	55	401,968	63
Investment banking	247,066	28	130,919	20
Asset management fees and investment income from managed funds:
Asset management fees	25,736	3	10,578	2
Investment income from managed funds	28,522	3	9,713	2

Total	54,258	6	20,291	4
Interest	85,132	10	75,782	12
Other	9,144	1	8,495	1

Total revenues	$873,366	100%	$637,455	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Third Quarter 2004 Versus Third Quarter 2003

Overview

Revenues, net of interest expense, increased $53.0 million, or 26%, to $253.8 million, compared to $200.8 million for the third quarter of 2003. The increase was primarily due to a $30.1 million, or 72%, increase in investment banking, a $29.7 million, or 21%, increase in trading revenues (commissions and principal transactions), and a $1.9 million, or 20%, increase in asset management fees and investment income from managed funds, partially offset by a $5.8 million decrease in net interest revenues (interest income less interest expense) and a $3.0 million, or 55%, decrease in other revenues over last year’s third quarter.

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the third quarter was $112.2 million, up 32% over last year’s third quarter. Equity product revenue increased this quarter for the following reasons: (i) the Company changed its quarter end to the last day of the calendar quarter, benefiting from four extra days of production versus last year’s third quarter, (ii) the Company engaged in several large block-trading opportunities, generated from investment banking relationships that are not necessarily repeatable and (iii) the Company experienced continued growth in newer strategic efforts including Bulletin Board, ADR and ETF trading.

International Product Revenue

International revenues of $19.0 million in the quarter were down 13% over last year’s third quarter. The decrease is a result of declines in secondary trading in Euro converts caused by a substantial reduction in trade volumes, the lack of new security issuance, and overall poor trading volatility.

High Yield Product Revenue

High yield product revenue for the quarter, not including origination revenues, was $10.8 million, up 18% over last year’s third quarter. The increase in high yield product revenue was due to increased trading activity despite the challenges posed by rising interest rates and tighter spreads.

Convertible Product Revenue

Convertible product revenue for the quarter was $5.9 million, up 15% over last year’s third quarter. The increase is attributed to improved secondary sales and trading activity due in part to the corporate finance activity in which the Company has been involved.

Execution Product Revenue

Execution product revenue was $8.0 million, up over 29% from last year’s third quarter. The increase in execution revenue was due to the expansion of direct access execution services to a limited number of institutional customers.

Bonds Direct Product Revenue

Bonds Direct product revenue was $11.6 million, up 44% over last year’s third quarter. The growth was driven by the fixed income business acquired from Mellon Securities LLC in December 2003 and the expansion of products offered, including the trading of agencies, treasuries and mortgage-backed securities on an agency basis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Investment Banking Product Revenue

	Three Months Ended
	September 30,	September 26,	Percentage
	2004	2003	Change
	(Dollars in Thousands)
Financing	$28,717	$24,521	17%
Advisory	43,405	17,479	148%

Total	$72,122	$42,000	72%

Financing revenues were $28.7 million, an increase of 17% from the comparable prior year period. The increase reflected higher industry-wide new issuance activity compared to the third quarter of 2003. The higher volume of equity offerings in the quarter ended September 30, 2004 was across several sectors, including education, consumer, gaming, media, energy and healthcare.

Revenues from advisory activities were $43.4 million, an increase of 148% from the comparable period of 2003. The increase reflected a higher level of merger, acquisition and restructuring transaction activity across several sectors, including technology (primarily as a result of the acquisition of Broadview), consumer, energy, and healthcare.

Asset Management Revenue

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $11.6 million for the quarter, up 20% over last year’s third quarter. The increase in asset management revenue this quarter over the prior year’s quarter was a result of management and performance fees on a higher base of assets under management (up 138% versus the prior year assets under management).

Net Interest Expense

Interest income and interest expense are a function of the level and mix of total assets and liabilities (principally securities borrowed and securities loaned financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest income and interest expense are integral components of our overall customer flow activities. The net interest decrease of $5.8 million over last year’s third quarter primarily relates to the issuance of the $350 million in long-term debt in March of 2004.

Compensation and Benefits

Compensation and benefits increased $25.4 million, or 22%, versus the 26% increase in net revenues. The ratio of compensation to net revenues for the quarter was 56%, compared to 58% for the third quarter of 2003. The improved compensation ratio for the quarter is attributable primarily to two factors:

•	Investment banking revenues increased approximately 72% for the quarter versus the third quarter of last year. As revenues have increased, we have been able to leverage the fixed costs associated with the support and management of the investment banking department. The improvement attributable to this may not be sustainable depending on the recurring level of investment banking revenues or the possible need for incremental infrastructure to support more activity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

•	Asset management revenues include investment income from our investment in various managed funds. Relatively, there is less compensation associated with these revenues. The compensation ratio improvement attributable to the asset management business may not be sustainable as it is highly dependent on performance that is likely to vary.

Non-Personnel Expenses

Technology and communications increased $2.0 million, or 15%, mostly due to increased headcount including the addition of Broadview. Floor brokerage and clearing fees increased $447,000, or 4%, primarily due to increased trade volumes. Other expenses increased $2.6 million, or 31%, mostly due to higher general consulting, business insurance and legal expenses. Occupancy and equipment rental expense increased $2.4 million, or 31%, mostly due to the addition of Broadview. Business development expenses increased $1.2 million, or 19%, due to increased headcount and related travel.

Earnings before Income Taxes and Minority Interest

Earnings before income taxes and minority interest were up $18.8 million, or 52%, to $55.0 million, compared to $36.1 million for the same prior year period. The effective tax rate was approximately 39% for the third quarter of 2004 compared to 36% for the third quarter of 2003. This increase in rates is due primarily to a reduction in the effect of minority interest holders in several LLCs, which we control but are not subject to tax, and an increase in effective state tax rates.

Minority Interest

Minority interest was down $1.5 million, or 57%, to $1.2 million, compared to $2.7 million for the third quarter of 2003. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities.

Earnings per Share

Basic net earnings per share were $0.56 for the third quarter of 2004 on 57,833,000 shares compared to $0.38 in the 2003 period on 53,534,000 shares. Diluted net earnings per share were $0.51 for the second quarter of 2004 on 63,867,000 shares compared to $0.35 in the comparable 2003 period on 59,502,000 shares.

First Nine Months of 2004 Versus First Nine Months of 2003

Overview

Revenues, net of interest expense, increased $216.3 million, or 38%, to $780.2 million, compared to $563.9 million for the first nine months of 2003. The increase was primarily due to an $116.1 million, or 89%, increase in investment banking, a $75.8 million, or 19%, increase in trading revenues (commissions and principal transactions), and a $34.0 million, or 167%, increase in asset management fees and investment income from managed funds partially offset by a $10.3 million decrease in net interest revenues (interest income less interest expense) over last year’s period.

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the first nine months was $293.5 million, up 22% over last year’s first nine months. Equity product revenue increased for the following reasons: (i) the Company engaged in several large block-trading opportunities, generated from investment banking relationships that are not necessarily repeatable and (ii) the Company experienced continued growth in newer strategic efforts, including Bulletin Board, ADR and ETF trading.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

International Product Revenue

International revenues of $64.0 million in the first nine months were up slightly over the first nine months of last year. International revenues increased due to a strong market conditions from the first quarter of 2003 through the first four months of 2004.

High Yield Product Revenue

High yield product revenue for the first nine months, not including origination revenues, were $35.1 million, up 33% over the first nine months of last year. The increase in high yield product revenue was due to increased trading activity despite the challenges posed by rising interest rates and tighter spreads.

Convertible Product Revenue

Convertible product revenue for the first nine months was $18.9 million, down 14% over the first nine months of last year. The decrease relates to a reduction in trading volume caused by lower interest rates and overall lower volatility in the convertible market.

Execution Product Revenue

Execution product revenue was nearly $25.2 million, up over 46% from the first nine months of last year. The increase in execution revenue was due to the expansion of direct access execution services to a limited number of institutional customers.

Bonds Direct Product Revenue

Bonds Direct product revenue was $33.6 million, up 80% over the first nine months of last year. The growth was driven by the fixed income business acquired from Mellon Securities LLC in 2003 and the expansion of products offered, including the trading of agencies, treasuries and mortgage-backed securities on an agency basis.

Investment Banking Product Revenue

	Nine Months Ended
	September 30,	September 26,	Percentage
	2004	2003	Change
	(Dollars in Thousands)
Financing	$117,929	$53,682	120%
Advisory	129,137	77,238	67%

Total	$247,066	$130,920	89%

Financing revenues were $117.9 million, an increase of 120% from the comparable prior year period. The increase reflected higher industry-wide new issuance activity compared to the first nine months of 2003. The higher volume of equity offerings in the first nine months ended September 30, 2004 was across several sectors, including education, consumer, gaming, media, energy and healthcare.

Revenues from advisory activities were $129.1 million, an increase of 67% from the comparable period of 2003. The increase reflected a higher level of merger and acquisition activity in technology, generated primarily by Broadview.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Asset Management Revenue

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $54.3 million for the nine months ended September 30, 2004, up 167% up over last year’s comparable period. The increase in asset management revenue this period over the prior year’s period was a result of management and performance fees on a higher base of assets under management (up 109% versus the prior period assets under management) and performance on our investments in managed funds (our investments in managed funds were 141% higher than last year’s first nine months).

Net Interest Expense

Interest income and interest expense are a function of the level and mix of total assets and liabilities (principally securities borrowed and securities loaned financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest income and interest expense are integral components of our overall customer flow activities. The net interest decrease of $10.3 million primarily relates to the issuance of the $350 million in long-term debt in March of 2004.

Compensation and Benefits

Compensation and benefits increased $110.7 million, or 34%, versus the 38% increase in net revenues. The ratio of compensation to net revenues for the period was 56%, compared to 58% for the first nine months of 2003. The improved compensation ratio for the period is attributable primarily to two factors:

•	Investment banking revenues increased approximately 89% for the period versus the first nine months of 2003. As revenues have increased, we have been able to leverage the fixed costs associated with the support and management of the investment banking department. The improvement attributable to this may not be sustainable depending on the recurring level of investment banking revenues or the possible need for incremental infrastructure to support more activity.

•	Asset management revenues include investment income from our investment in various managed funds. Relatively, there is less compensation associated with these revenues. The compensation ratio improvement attributable to the asset management business may not be sustainable as it is highly dependent on performance that is likely to vary.

Non-Personnel Expenses

Technology and communications increased $6.0 million, or 14%, mostly due to increased headcount and the addition of Broadview. Floor brokerage and clearing fees increased $4.1 million, or 12%, primarily due to increased trade volumes. Other expenses increased $4.7 million, or 18%, mostly due to higher business insurance and general consulting costs. Occupancy and equipment rental expense increased $4.7 million, or 19%, mostly due to the addition of Broadview. Although we had higher occupancy and equipment rental expenses this period resulting from increased headcount we incurred a one-time $1.9 million expense in the prior year period attributable to the write-down of our San Francisco lease. Business development expenses increased $6.9 million, or 39%, due to increased headcount and related travel.

Earnings before Income Taxes and Minority Interest

Earnings before income taxes and minority interest were up $79.1 million, or 86%, to $170.8 million, compared to $91.7 million for the same prior year period. The effective tax rate was approximately 37% for both the first nine months of 2004 and 2003.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Minority Interest

Minority interest was up $6.3 million, or 136%, to $10.9 million, compared to $4.6 million for the first nine months of 2003. The increase in minority interest largely relates to the minority interest in Bonds Direct, JEOF, RTS, and ACM recorded in the first quarter of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities.

	Nine Months Ended
	September 30,	September 26,
	2004	2003	Difference
	(Amounts in Thousands)
JEOF	$3,267	$1,091	$2,176
RTS	4,503	1,576	2,927
Bonds Direct	1,285	1,771	(486)
ACM	1,840	188	1,652

Total	$10,895	$4,626	$6,269

Earnings per Share

Basic net earnings per share were $1.68 for the first nine months of 2004 on 57,233,000 shares compared to $1.01 in the 2003 period on 52,738,000 shares. Diluted net earnings per share were $1.51 for the first nine months of 2004 on 63,616,000 shares compared to $0.92 in the comparable 2003 period on 58,269,000 shares.

Liquidity and Capital Resources

Cash or assets readily convertible into cash are as follows (in thousands of dollars):

	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash in banks	$61,996	$41,398
Money market investments	173,528	66,478

Total cash and cash equivalents	235,524	107,876
Auction rate preferreds (a)	50,365	—
Mortgage-backed securities (a)	29,690	—
Asset-backed securities (a)	14,264	—
Short-term bond funds	194,780	215,790
Cash and securities segregated	416,162	182,641

	$940,785	$506,307

(a)	Items are included in Securities Owned (see note below). Items are financial instruments utilized in the Company’s overall cash management and are readily convertible to cash.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Jefferies, Jefferies Execution, and Bonds Direct are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution, and Bonds Direct use the alternative method of calculation.

As of September 30, 2004, Jefferies’, Jefferies Execution’s and Bonds Direct’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$267,178	$246,527
Jefferies Execution	10,232	9,982
Bonds Direct	4,143	3,893

In March 2004, we issued $350 million aggregate principal amount of unsecured 5-1/2% senior notes due March 15, 2016, with a yield of 5.6%.

During the nine months ended September 30, 2004, we purchased 1,886,430 shares of our common stock for $59.4 million. We typically repurchase our common stock in open market transactions in accordance with Rule 10b-18 and on occasion, in transactions directly with stockholders. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

Other than the issuance of the unsecured 5-1/2% senior notes, our liquidity and capital resources are largely unchanged since December 31, 2003.

As of September 30, 2004, we had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. Also, we have guaranteed the performance of JIL and JFP to various banks and dealers, which provide clearing and credit services to JIL, JFP and to counterparties of JIL and JFP. In addition, as of September 30, 2004, we had commitments to invest up to $12.5 million in various investments.

On October 7, 2004, the Company announced that it had formed a joint venture with Babson Capital to offer senior loans to middle market and growth companies. Jefferies Babson Finance LLC will be capitalized over time with $250 million in equity commitments, provided equally by the Company and Babson Capital’s parent, MassMutual, and will be leveraged. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services.

Critical Accounting Policies

The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and related notes. Actual results will inevitably differ from estimates. These differences could be material to the financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation methodologies applied to investments and our valuation methodologies applied to securities positions.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Our proprietary trading and investments expose us to risk of loss.

A significant portion of our revenues is derived from proprietary trading in which we act as principal. Although the majority of our trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, and equity securities and futures and commodities for our own account and from other program or proprietary trading. Additionally, we have made substantial investments of our capital in debt and equity securities, including investments managed by us and investments managed by third parties. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. Any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Extensive regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by state securities commissions and state attorneys general in those states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The Commission, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules promulgated by the Commission or self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and our profitability.

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our expansion into private client services involves an aspect of the business that has historically had more risk of litigation than our institutional business. Additionally, the expansion of our business, including increases in the number and size of investment banking transactions and our expansion into new areas, imposes greater risks of liability. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

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

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations. Asset management revenue may not be sustainable as it is highly dependent on performance that is likely to vary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Plans or Programs
January 1 - January 30, 2004	66,668	38.60	66,668	2,705,666
January 31 - February 27, 2004	103,584	37.17	60,000	2,645,666
February 28 - March 26, 2004	38,596	37.93	30,000	2,615,666
March 27 - April 30, 2004	102,428	35.82	55,200	2,560,466
May 1 - May 28, 2004	149,450	32.31	148,000	2,412,466
May 29 - June 25, 2004	127,900	32.00	127,900	2,284,566
June 26 - July 30, 2004	1,284,751	29.97	1,284,566	1,000,000
August 1 - August 27, 2004	12,100	30.89	12,100	987,900
August 28 - September 30, 2004	953	33.40	—	987,900

Total	1,886,430	31.48	1,784,434

(1) We repurchased an aggregate of 101,996 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans.

(2) On October 24, 2002, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to 1,500,000 shares of our stock. We may still repurchase, from time to time, up to 987,900 shares under our publicly announced program as of September 30, 2004, after adjusting for the 2-for-1 stock split effected as a stock dividend on August 15, 2003.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 5. Other Information

On October 7, 2004, the Company issued 311,842 shares of restricted common stock as partial consideration for the purchase of securities of Bonds Direct not already owned by the Company. The shares of restricted common stock were issued in a transaction not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10.1*	Limited Liability Company Agreement, dated as of October 7, 2004, by and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company, Babson Capital Management LLC, Class C Member LLC, and Jefferies Babson Finance LLC.

10.2*	Form of Restricted Stock Agreement pursuant to Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.3*	Form of Option Agreement pursuant to Jefferies Group, Inc. 2003 Incentive Compensation Plan and Jefferies Group, Inc. Deferred Compensation Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

     Exhibits 10.2 and 10.3 are management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: November 8, 2004	By:	/s/ Joseph A. Schenk
Joseph A. Schenk
Chief Financial Officer