Form 10-K
period 2004-12-31
JEFFERIES GROUP INC /DE/
filed 2005-03-31
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,528,792,701 as of June 25, 2004.
      Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 57,179,848 shares as of the close of business February 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
Information from the Registrant’s Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be held on May 23, 2005 to be filed with the Commission is incorporated by reference into Part III of this Form 10-K.
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV herein on page 72.

JEFFERIES GROUP, INC.
2004 FORM 10-K ANNUAL REPORT
Exhibit Index located on page 72 of this report.

PART I

ITEM 1.	BUSINESS.
      Jefferies Group, Inc. and its subsidiaries (the “Company” or “we”) operate as a full-service investment bank and institutional securities firm focused on growing and mid-sized companies and their investors. We offer capital raising, mergers and acquisitions, restructuring and other financial advisory services to small and mid-sized companies and provide trade execution in equity, high yield, investment grade fixed income, convertible and international securities, as well as fundamental research and asset management capabilities, to institutional investors. We also offer correspondent clearing, prime brokerage, private client and securities lending services.
      As of December 31, 2004, we had 1,783 employees. We maintain offices throughout the world and have our executive offices located at 520 Madison Avenue, New York, New York 10022. Our telephone number is (212) 284-2550 and our Internet address is www.jefco.com.
      We make available free of charge on our Internet website the following documents and reports, including amendments (the reports are made available as soon as reasonably practicable after such materials are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934):

•	Code of Ethics and Standards of Employee Conduct;

•	Board of Directors Corporate Governance Guidelines;

•	Charter of the Audit Committee of the Board of Directors;

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•	Charter of the Compensation Committee of the Board of Directors;

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	Beneficial ownership reports on Forms 3, 4 and 5.
      Shareholders may also obtain a printed copy of any of these documents or reports by sending a request to Investor Relations, Jefferies & Company, Inc., 520 Madison Avenue, 12th Floor, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefco.com.
Our Major Operating Companies
Jefferies & Company, Inc.
      Jefferies & Company, Inc. (“Jefferies”) is our principal operating subsidiary. Founded in 1962, Jefferies provides clients with investment banking services, sales and trading, research, asset management as well as correspondent clearing, prime brokerage and securities lending services. The firm is a leading provider of trade execution in equity, high yield, investment grade fixed income, convertible and international securities serving institutional investors and high net worth individuals.
Jefferies International Limited
      Jefferies International Limited (“JIL”) is an investment bank and institutional securities firm offering investment banking, sales and trading, securities research and investment management to mid-sized and growing companies, and their investors, primarily in Europe. Established in 1985, Jefferies is a leader in the global convertible securities markets, providing a variety of leading-edge solutions in sales, trading, analysis and investment management. The firm also offers extensive client service in the trading of US, European and Japanese equities, as well as high yield and distressed securities. The investment banking team offers

European clients advisory capabilities in M&A, private placements, high yield capital markets origination and corporate restructuring. JIL is incorporated in the UK.
Jefferies Execution Services, Inc.
      Jefferies Execution Services, Inc. (“Jefferies Execution”), formerly Helfant Group, Inc., provides agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as OTC. In 2004, the firm traded over 36 billion shares utilizing its execution platform which includes floor brokerage, electronic connectivity, direct access and listed options trading. Jefferies Execution is one of the largest execution services providers on the New York Stock Exchange. With 15 seats and operating from 40 booths on the floor, the firm executes approximately 10 percent of the average daily reported volume of the NYSE. Jefferies Execution operates as a separate broker-dealer serving over 150 institutional clients and other broker-dealers.
Jefferies Asset Management, LLC
      Jefferies Asset Management, LLC (“JAM”) acts as investment manager to various private investment funds. JAM’s private fund products include two long-short equity funds and a real asset fund. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public. In 2004, JAM continued to build the infrastructure for a substantial asset management business. JAM added a number of experienced portfolio managers in 2004. In addition, JAM is using proprietary capital to incubate new portfolio managers and quantitative strategies, with the goal of making these strategies available to outside investors in the future. In recognition that a solid control infrastructure is crucial for a successful asset management business, in 2004 JAM added experienced legal, compliance, operations and accounting personnel.
Jefferies Financial Products LLC
      Jefferies Financial Products, LLC (“JFP”) offers swaps, options and other derivatives linked to major publicly available commodity indexes and is a significant provider of liquidity in exchange-traded commodity index contracts. Our seasoned professionals have extensive experience in the field of commodities as an asset class and created the proprietary Jefferies Commodity Performance Index (“JCPI”). The JCPI was designed to address the needs of institutional investors seeking diversified commodity exposure (either long or short). The JCPI is a unique investment vehicle for commodities as an asset class, incorporating proprietary index weightings, rebalancing and rollover schedules.
Our Sources of Revenues
Commissions
      A substantial portion of our revenues is derived from customer commissions and commission equivalents. We charge fees for assisting our domestic and international clients with purchasing and selling equity, debt and convertible securities as well as ADRs, options, preferred stocks, financial futures and other similar products.
Principal Transactions
      In the regular course of our business, we take securities positions as a market maker to facilitate customer transactions and for investment purposes. Trading profits or losses and changes in market prices of our proprietary investments are also recorded as principal transaction revenues.
Investment Banking
      Investment banking revenues are generated by fees from capital markets activities which include debt, equity, and convertible financing services and fees from financial advisory activities including M&A and restructuring services.

Interest
      We derive a substantial portion of our interest revenues in connection with our securities borrowed/ securities lending activity. We also earn interest on our securities portfolio, on our operating and segregated balances, on our margin lending activity and on certain of our investments, including our investment in short-term bond funds.
Asset Management Fees and Investment Income from Managed Funds
      Asset management fees and investment income from managed funds include revenues the Company receives from asset management and performance fees from funds managed by us, revenues from asset management and performance fees the Company receives from third-party managed funds, and investment income from our investments in these funds. We receive fees in connection with management and investment advisory services we perform for various domestic and international funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds.
Other
      We also receive revenues from other sources which may include revenues from correspondent clearing and stock lending related activities as well as non-core revenues from other sources.
Our Business Divisions and Units
Equities
      Equity sales and trading remains one of the primary foundations of our platform. Our clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. We are one of the leading firms in the execution of equity block transactions and believe that our institutional customers are attracted by the quality of our execution (with respect to considerations of quantity, timing and price) and our competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. Our Private Client Services group focuses on transactions with retail customers, including high net worth clients, which typically involve a greater risk of litigation than would normally be assumed in our traditional institutional activities.
      All of our institutional equity account executives are electronically interconnected through systems permitting simultaneous verbal and graphic communication of trading and order information by all participants. We believe that our execution capability is significantly enhanced by these systems, which permit our account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.
      Our Equity division is a major source of liquidity for institutional investors with a forty-year history in equity trading and one of the largest, most experienced institutional sales forces on Wall Street. Our equity sales representatives connect a network of more than 2,000 institutional investors around the globe and excel at providing seamless execution with a focus on minimal market impact. Our Equity division specializes in listed block trades, NASDAQ market making, bulletin board trading, and portfolio and electronic trading. We consistently rank highly as a trader of equity securities and are often the No. 1 trader of the stocks in which we make a market.
High Yield
      We are a recognized leader in high yield securities, with a team of more than 50 professionals encompassing integrated sales, trading, research, and capital markets. We are a top trader in the secondary high yield and distressed markets, trading in more than 1000 issues with over 300 institutions globally. Our high yield professionals have long term relationships with institutional high yield and distressed investors with a focus on secondary trading and new issues.
      At December 31, 2004, the aggregate long and short market values of our holdings of high yield securities were $118.3 million and $20.3 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and may be more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.
      In January 2000, the Company created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by Jefferies High Yield department. Although we often refer to these three broker-dealer entities as funds, they are registered with the Commission as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Funds, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. Our senior management (including our Chief Executive Officer, President and Chief Financial Officer) and certain of our employees have direct investments in these funds on terms identical to other fund participants. We have a 16% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 7% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has available for such transactions. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of available capital. As of December 31, 2004, the funds were being allocated an aggregate of 64% of such gains and losses. The funds also reimburse us for their share of allocable trading expenses. At year end 2004, the High Yield division had in excess of $945 million of combined pari passu capital available from the funds (including unfunded commitments and availability under the fund revolving credit facility) and us to deploy and execute the division’s investment and trading strategy. The High Yield Funds are actively managed by Richard Handler, our Chief Executive Officer.
Convertible Securities
      We have extensive experience serving the diverse convertible securities and equity-linked markets. Professionals in New York, Stamford, London, Tokyo, and Zurich offer expertise in the sales, trading and analysis of convertible bonds, convertible preferred shares and closed-end funds, warrants and structured products. The scale of our operations helps us serve clients better by minimizing transaction costs and maximizing liquidity. We trade in more than 1,000 different issues and maintain active relationships with more than 500 institutional and corporate clients, with a focus on providing unparalleled client service and attention.
Jefferies Execution
      Jefferies Execution provides agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as OTC. In 2004, the firm traded over 36 billion shares utilizing its execution platform which includes floor brokerage, electronic connectivity, direct access and listed options trading. Jefferies Execution is one of the largest execution services providers on the New York Stock Exchange. Jefferies Execution operates as a separate broker-dealer serving over 150 institutional clients and other broker-dealers.
Bonds Direct
      We provide investment grade fixed income transaction execution for institutions acting as principal, through a combination of professional sales and trading coverage, and a technology platform that enables true on-line real-time trading. Our Bonds Direct division has more than 50 fixed income professionals and is headquartered in New York with offices in Atlanta, Boston, Chapel Hill, Chicago, Los Angeles and San Francisco.
Investment Banking
      Our Investment Banking division offers our clients (primarily growing and mid-sized companies) a full range of financial advisory services, as well as debt, equity, and convertible financing services. Services include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Our nearly 300 banking professionals have particular expertise in a range of industry groups including aerospace & defense, consumer/retail, energy, gaming, general industrials, maritime/shipping, media & entertainment, services (financial, business and knowledge), technology and telecommunications as well as a group dedicated to the coverage of financial sponsors.
     Jefferies Quarterdeck
      Within our investment banking division is Jefferies Quarterdeck, a specialized group of investment bankers focused on providing services to global aerospace, defense and federal IT companies. Jefferies Quarterdeck is a result of our December 2002 acquisition of Quarterdeck Investment Partners, LLC and its subsequent integration into our investment banking operations.
     Broadview International
      Also included within our investment banking operations is Broadview International. Broadview’s group of over 90 investment banking professionals is focused on serving IT, communications, healthcare technology and digital media companies. Our focused group of Broadview bankers is a result of our acquisition of Broadview International in December 2003 and its integration into our investment banking operations.
Asset Management
      Jefferies has considerably expanded its capabilities in asset management over the past four years. Our experienced fund and portfolio managers leverage the extensive relationships and resources of our trading, research and investment banking operations. We seek to manage risk effectively and in accordance with client risk tolerances, and to consistently deliver favorable returns in all markets. Assets under our management include the assets held by the High Yield Funds as described above, other fixed income securities, equity/equity-linked securities and commodities, and total nearly $3 billion. In 2003, we began the development of a broadly based asset management infrastructure which will support the continued development of various investment strategies including those focused on long-short equity, real assets, fixed income and foreign exchange through a variety of pooled investment vehicles. We expect to continue to support and make investments in these various vehicles.
Securities Lending
      In connection with both our trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we provide cash to the lender as collateral, which is reflected in our financial statements as receivable from brokers and dealers. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our financial statements as payable to brokers and dealers. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from our matched book activities. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
International
      Our international operations include sales and trading, asset management, research and investment banking. We maintain our global presence with international offices including offices located in London, Paris, Tokyo and Zurich.
Research
      Our research coverage includes aerospace & defense, consumer (apparel, food, home improvement and speciality retailers), energy (electric utilities, drilling, exploration & production and services) gaming & leisure, healthcare (biotechnology, devices & diagnostics, distributors, facilities, services and technology), industrial, media, packaging & paper products, restaurants, services (business, financial and knowledge), special situations, technology (communications equipment, enterprise applications software, infrastructure software, government & commercial IT services, internet & new media and semiconductors), telecommunications and transportation.
Competition
      As a global investment bank and securities firm, all aspects of our business are intensely competitive. We compete directly with numerous domestic and international competitors, including firms included on the AMEX Securities Broker/ Dealer Index and with other brokers and dealers, investment banking firms, investment advisors, mutual funds, hedge funds and commercial banks. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services. These developments and others have resulted, and may continue to result, in significant additional competition for us. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the relative price of the service and products being offered and the quality of service.
Regulation
      The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by foreign regulatory bodies, state securities commissions and state attorneys general in those jurisdictions and states in which they do business.
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
      As registered broker-dealers, Jefferies and Jefferies Execution are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. We carry an excess policy that provides additional protection for securities of up to $24.5 million per customer with an aggregate limit of $100 million.
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
      The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the “basic method”) or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the “alternative method”). Jefferies and Jefferies Execution use the alternative method of calculation.
      Compliance with applicable net capital rules could limit operations of Jefferies, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies or Jefferies Execution to us.
      As of December 31, 2004, Jefferies’, and Jefferies Execution’s net capital and excess net capital were as follows:

	Net Capital	Excess Net Capital

	(In thousands of dollars)
Jefferies	$284,716	$272,987
Jefferies Execution	12,664	12,414
      NYSE Regulations. Our common stock is listed on the New York Stock Exchange. As a listed company, we are required to comply with the NYSE’s rules and regulations, including rules pertaining to corporate governance matters. As required by the NYSE on an annual basis, in 2004 our Chief Executive Officer, Richard Handler, certified to the NYSE that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
Risk Management
      As a global investment bank and securities firm, risk is an inherent part of our businesses. Capital markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. We have developed policies and procedures designed to identify, measure and monitor each of the risks involved in our trading, brokerage and investment banking activities on a global basis. Our principal risks are market, credit, legal and operational risks. Risk management is considered to be of paramount importance to our day-to-day operations. Consequently, we devote significant resources (including investments in personnel and technology) to the measurement, analysis and management of risk. Since 1997, we have retained the services of Ernst & Young LLP (“E&Y”) to perform internal audit and related procedures on an outsource basis for the benefit of our management and Audit Committee. In this capacity, E&Y coordinates the scope and results of internal audit procedures with our management and Audit Committee.
      We seek to reduce risk through the diversification of our businesses, counterparties and activities. We accomplish this objective by allocating the usage of capital to each of our businesses, establishing trading limits and setting credit limits for individual counterparties. We seek to achieve adequate returns from each of our businesses commensurate with the risks assumed. Nonetheless, the effectiveness of our policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in our earnings, increases in our credit exposure to customers and counterparties and increases in general systemic risk. If any of our strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, we could incur losses.
Margin Risk
      Customers’ transactions are executed on either a cash or margin basis. In a margin transaction, we extend credit to the customer, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receive income from interest charged on such extensions of credit. In permitting a customer to purchase securities on margin, we are subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer’s indebtedness and that the customer might otherwise be unable to repay the indebtedness.
      In addition to monitoring the creditworthiness of our customers, we also consider the trading liquidity and volatility of the securities we accept as collateral for margin loans. Trading liquidity and volatility may be dependent, in part, upon the market in which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Certain types of securities have historical trading patterns, which may assist us in making this evaluation. Historical trading patterns, however, may not be good indicators over relatively short time periods or in markets which are affected by unusual or unexpected developments. We consider all of these factors at the time we agree to extend credit to customers and continue to review extensions of credit on an ongoing basis.
      The majority of our margin loans are made to United States citizens or to corporations which are domiciled in the United States. We may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. We believe that should such foreign investors default upon their loans and should the collateral for those loans be insufficient to satisfy the investors’ obligations, it may be more difficult to collect such investors’ outstanding indebtedness than would be the case if investors were citizens or residents of the United States.
      Although we attempt to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which we base our decisions will be correct or that we are in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.
Underwriting Risk
      Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the federal securities laws and other laws and court decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and our underwriting commitments may be limited by the requirement that our broker-dealers must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the “Commission”). We intend to continue to pursue opportunities for our corporate customers, which may require us to finance and/or underwrite the issuance of securities. Under circumstances where we are required to act as an underwriter or to take a position in the securities of our customers, we may assume greater risk than would normally be assumed in our normal trading activity.

ITEM 2.	PROPERTIES.
      We maintain offices throughout the world including New York, Atlanta, Boston, Chicago, Dallas, Houston, Jersey City, London, Los Angeles, Nashville, New Orleans, Richmond, Silicon Valley, Paris, San Francisco, Short Hills, Stamford, Tokyo, Washington, D.C. and Zurich. In addition, we maintain back-up facilities with redundant technologies in Dallas. We lease all of our office space which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see notes 1, 5 and 11 of Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.
      Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters arising out of the conduct of our business. Our management, based on currently available information, does not believe that any matter (including those described below) will have a material adverse effect on our financial condition, although, depending on our results for a particular period, an adverse determination could be material for a particular period.
      The NASD, SEC and Department of Justice are conducting investigations into possible violations of law and regulations relating to travel and entertainment expenses and the giving of gifts to employees of a mutual fund complex, as well as trading with and for the mutual fund complex, which involve Jefferies and other NASD member firms. We are cooperating fully with these investigations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.
      Our common stock trades on the NYSE under the symbol JEF. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported by the NYSE.
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

	High	Low

2004
Fourth Quarter	$43.20	$33.67
Third Quarter	36.00	27.75
Second Quarter	36.84	29.15
First Quarter	39.72	32.65
2003
Fourth Quarter	$34.30	$28.70
Third Quarter	32.05	24.58
Second Quarter	25.98	17.62
First Quarter	22.54	16.33
      There were approximately 597 holders of record of our common stock at March 1, 2005.
      In 1988, we instituted a policy of paying regular quarterly cash dividends. There are no restrictions on our present ability to pay dividends on our common stock, other than the applicable provisions of the Delaware General Corporation Law.
      During 2004, we increased our quarterly dividend to $0.10 per share. During the first quarter of 2005, we announced a 20% increase in our quarterly dividend to $0.12 per share.
      Dividends per share of common stock (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004	$.080	$.080	$.100	$.100
2003	$.025	$.025	$.080	$.080
Recent Unregistered Sales of Equity Securities
      On October 7, 2004, we issued 311,842 shares of common stock as partial consideration for the purchase of securities of Bonds Direct Securities LLC not already owned by us. The shares of common stock were issued in a transaction not involving a public offering and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We may issue additional shares of common stock if additional consideration becomes payable by us pursuant to the earn-out provisions of the acquisition agreement.
      On February 1, 2005, we issued 456,442 shares of common stock to Randall & Dewey Partners, LP as partial consideration for the purchase of substantially all of its assets and business. The shares of common stock were issued in a transaction not involving a public offering and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of
			Shares Purchased
			as Part of	Maximum Number of
	Total Number	Average	Publicly Announced	Shares that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased(1)	per Share	Programs(2)	Plans or Programs

October 1 — October 31, 2004	—	—	—	987,900
November 1 — November 30, 2004	2,337	40.06	—	987,900
December 1 — December 31, 2004	398	40.20	—	987,900

Total	2,735	40.08	—	987,900

(1)	We repurchased an aggregate of 2,735 shares during the fourth quarter other than as part of a publicly announced plan or program. We repurchased these securities in connection with our equity compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. This number does not include unvested shares forfeited back to us pursuant to the terms of our equity compensation plans.

(2)	On October 24, 2002, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to 1,500,000 shares of our stock. We may still repurchase, from time to time, up to 987,900 shares under our publicly announced program as of December 31, 2004, after adjusting for the 2-for-1 stock split effected as a stock dividend on August 15, 2003.

ITEM 6. SELECTED FINANCIAL DATA.
      The selected data presented below as of and for each of the years in the five-year period ended December 31, 2004, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, our independent registered public accounting firm. The data should be read in connection with the consolidated financial statements including the related notes contained on pages 32 through 69. On July 14, 2003, we declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In Thousands, Except Per Share Amounts)
Earnings Statement Data
Revenues:
Commissions	$258,838	$250,191	$268,984	$233,860	$221,471
Principal transactions	358,213	301,299	227,664	265,634	259,306
Investment banking	352,804	229,608	139,828	124,099	90,743
Interest	134,450	102,403	92,027	131,408	172,124
Asset management fees and investment income from managed funds	81,184	32,769	19,643	25,789	14,384
Other	13,150	10,446	6,630	4,201	3,835

Total revenues	1,198,639	926,716	754,776	784,991	761,863
Interest expense	140,394	97,102	80,087	114,709	144,460

Revenues, net of interest expense	1,058,245	829,614	674,689	670,282	617,403

Non-interest expenses:
Compensation and benefits	595,887	474,709	385,585	400,159	376,571
Floor brokerage and clearing fees	52,922	48,217	54,681	47,451	36,908
Technology and communications	64,555	58,581	52,216	44,583	45,398
Occupancy and equipment rental	39,553	32,534	26,156	22,916	19,193
Business development	35,006	26,481	22,973	21,349	18,432
Other	43,333	44,559	29,386	31,172	25,508

Total non-interest expenses	831,256	685,081	570,997	567,630	522,010

Earnings before income taxes and minority interest	226,989	144,533	103,692	102,652	95,393
Income taxes	83,955	52,851	41,121	43,113	40,412

Earnings before minority interest	143,034	91,682	62,571	59,539	54,981
Minority interest in earnings of consolidated subsidiaries, net	11,668	7,631	—	—	—

Net earnings	$131,366	$84,051	$62,571	$59,539	$54,981

Earnings per share of Common Stock:
Basic	$2.29	$1.58	$1.27	$1.21	$1.15

Diluted	$2.06	$1.42	$1.14	$1.14	$1.13

Weighted average shares of Common Stock:
Basic	57,453	53,090	49,232	49,225	47,823
Diluted	63,908	59,266	55,020	52,263	48,669
Cash dividends per common share	$0.360	$0.210	$0.100	$0.100	$0.100
Selected Balance Sheet Data
Total assets	$13,824,628	$10,992,283	$6,898,691	$5,344,737	$3,957,869
Long-term debt	$789,067	$443,148	$452,606	$153,797	$152,545
Total stockholders’ equity	$1,039,133	$838,371	$628,517	$565,656	$458,447
Book value per share of Common Stock	$18.14	$14.79	$11.66	$10.54	$9.28
Shares outstanding	57,289	56,702	53,904	53,672	49,377
Other Data
Fixed charge coverage ratio (1)	5.6X	5.6X	4.5X	7.0X	6.9X

(1)	The ratio of earnings to fixed charges is computed by dividing (a) income from continuing operations before income taxes plus fixed charges by (b) fixed charges. Fixed charges consist of interest expense on all long-term indebtedness and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•	the risk factors contained in this report under the caption “Factors Affecting Our Business”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
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
      Investments are stated at estimated fair value as determined in good faith by management. Generally, we initially value these investments at cost and require that changes in value be established by meaningful third-party transactions or a significant change in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

      Furthermore, judgment is used to value certain securities (e.g., swaps, private securities, 144A securities, less liquid securities), if quoted market prices are not available. These valuations are made with consideration for various assumptions, including time value, yield curve, volatility factors, liquidity, market prices on comparable securities and other factors. The subjectivity involved in this process makes these valuations inherently less reliable than quoted market prices. We believe that our comprehensive risk management policies and procedures serve to monitor the appropriateness of the assumptions used. The use of different assumptions, however, could produce materially different estimates of fair value.
Subsequent Events
Acquisition of Randall & Dewey
      In February 2005 we acquired the assets and business of Randall & Dewey Partners, LP, a leading M&A advisor in the global oil and gas industries for approximately $42.4 million in stock and cash. There is also a five-year contingency for additional cash consideration, based on future revenues. Founded in 1989, Randall & Dewey serves an international client base that includes multinationals and major integrated enterprises, national oil companies and public and private independent exploration and production companies. With offices in Houston, London and Calgary, Randall & Dewey’s team of more than 100 M&A specialists, finance professionals, geoscientists and engineers is among the largest, most experienced advisory groups dedicated to the energy sector. The combined firm’s oil and gas business will operate initially as the Randall & Dewey Division of Jefferies & Company, Inc.
Formation of a Joint Venture with Peak6 Investments, LP
      In February 2005 we and PEAK6 Investments, L.P formed a new broker-dealer named Jefferies Options Execution LLC (“JOE”). Owned equally by us and PEAK6, JOE will be based in Chicago and began market making operations as a member of the Chicago Board Options Exchange in February 2005. We will account for JOE under the equity method of accounting. The establishment of JOE enables us to provide institutional clients with enhanced product coverage in equity options trading, with a particular emphasis in the segment of mid-cap companies that are the focus of our trading, research and investment banking efforts. To maximize the sales and distribution of this enhanced offering, we plan to expand our sales force to realize stronger product coverage in options trading.
Analysis of Financial Condition
      Total assets increased $2,832.3 million, or 26%, from $10,992.3 million at December 31, 2003 to $13,824.6 million at December 31, 2004. Securities borrowed increased $1,864.6 million, cash and securities segregated increased $371.1 million and securities owned and securities pledged increased $337.9 million. Total liabilities increased $2,631.6 million, or 26% from $10,153.9 million at December 31, 2003 to $12,785.5 million at December 31, 2004. Securities loaned increased $1,244.4 million, securities sold, not yet purchased increased $447.0 and long-term debt increased $345.9 million. The increases in securities borrowed and securities loaned are mostly related to our matched book business. Long-term debt increased due to our issuance of $350 million aggregate principal amount of unsecured 5 1/2% senior notes due March  15, 2016. The increases in securities owned and securities pledged and securities sold, not yet purchased mostly relate to Bonds Direct.
      A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage and investment banking activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.

      The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	December 31,	December 31,
	2004	2003

Stockholders’ equity	$1,039,133	$838,371
Less: Goodwill	(134,936)	(100,596)

Tangible stockholders’ equity	$904,197	$737,775

Stockholders’ equity	$1,039,133	$838,371
Add: Projected tax benefit on vested portion of restricted stock	99,057	65,842

Pro forma stockholders’ equity	$1,138,190	$904,213

Tangible stockholders’ equity	$904,197	$737,775
Add: Projected tax benefit on vested portion of restricted stock	99,057	65,842

Pro forma tangible stockholders’ equity	$1,003,254	$803,617

Shares outstanding	57,289,309	56,702,057
Add: Shares not issued, to the extent of related expense amortization	8,065,362	5,801,204
Less: Shares issued, to the extent of related expense has not been amortized	(2,006,365)	(2,586,236)

Adjusted shares outstanding	63,348,306	59,917,024

Book value per share (1)	$18.14	$14.79

Pro forma book value per share (2)	$17.97	$15.09

Tangible book value per share (3)	$15.78	$13.01

Pro forma tangible book value per share (4)	$15.84	$13.41

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
      Tangible stockholders’ equity, pro forma book value per share, tangible book value per share and pro forma tangible book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets. We calculate pro forma book value per share as stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We calculate pro forma tangible book value per share by dividing tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We consider these ratios as meaningful measurements of our financial condition and believe they provide investors with additional metrics to comparatively assess the fair market value of our stock.
Revenues by Source
      Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect our operations. The following provides a summary of revenues by source for the past three years.

	Year Ended December 31,

	2004		2003		2002

		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues

	(Dollars in Thousands)
Commissions and principal transactions:
Equities	$383,016	32%	$332,203	36%	$327,835	43%
International	83,124	7	85,307	9	74,853	10
High Yield	44,884	4	40,291	4	26,905	4
Convertible	25,414	2	28,799	3	29,684	4
Execution	32,546	3	23,737	3	29,310	4
Bonds Direct	41,023	3	27,242	3	11,516	1
Other proprietary trading	7,044	0	13,911	2	(3,455)	0

Total	617,051	51	551,490	60	496,648	66

Investment banking	352,804	30	229,608	25	139,828	18
Asset management fees and investment income from managed funds:
Asset management fees	38,208	3	17,268	2	12,026	2
Investment income from managed funds	42,976	4	15,501	1	7,617	1

Total	81,184	7	32,769	3	19,643	3
Interest	134,450	11	102,403	11	92,027	12
Other	13,150	1	10,446	1	6,630	1

Total revenues	$1,198,639	100%	$926,716	100%	$754,776	100%

2004 Compared to 2003
Overview
      Revenues, net of interest expense, increased $228.6 million, or 28%, to $1,058.2 million, compared to $829.6 million for 2003. The increase was primarily due to an $123.2 million, or 54%, increase in investment banking, a $65.6 million, or 12%, increase in trading revenues (commissions and principal transactions), and a $48.4 million, or 148%, increase in asset management fees and investment income from managed funds partially offset by a $11.2 million decrease in net interest revenues (interest income less interest expense) over last year.
      Our overall financial results continue to be highly and directly correlated to the diversification of our platform. While the equity markets were strong for most of fiscal 2004, we also achieved record revenues and earnings as a result of new product offerings, acquisitions of strategic investment banking businesses, strategic hirings and operational improvements.
      There were several factors which depressed investor activity during 2004. The anticipation of rising interest rates dampened the demand for fixed income products, and the Federal Reserve commenced a series of rate hikes during the year. The demanding regulatory environment remained in the spotlight and focused on the financial services industry, resulting in an increase in the cost of compliance and an impact on public trust and confidence. Finally, there was uncertainty over the Presidential election, the war in Iraq and the various economic policies that might be endorsed.
Equity Revenue
      Equity revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Despite downturns in industry block trading volumes, which were down 10% for the NYSE trading and down nearly 14% in NASDAQ trading on a year-over-year basis, equity revenue for 2004 was $383.0 million, up 15% over last year. Equity revenue increased for the following reasons: (i) we engaged in several large block-trading opportunities generated from investment banking relationships that are not necessarily repeatable and (ii) we experienced continued growth in strategic efforts, including sector trading, private client services, and equity research sales.
International Revenue
      International revenue of $83.1 million was down slightly from last year. International revenue decreased due to weaker market conditions. Lower volumes in ADR and U.S.-based European equity trading were offset by gains in asset management in both London and Zurich and secondary trading volume in Japanese equities. Secondary convertible trading was flat for the year, a significant achievement in light of the difficult conditions caused by reduced volatility, and thus trading activity, in convertible securities during the year.
High Yield Revenue
      High yield revenue, not including new issuance revenues, was $44.9 million, up 11% over last year. The increase in high yield revenue was primarily a result of an increase in new issues and tight spreads versus comparable investment grade securities.
Convertible Revenue
      Convertible revenue, not including new issuance revenues, was $25.4 million, down 12% from last year. The decrease relates to a reduction in trading volume caused by overall reduced volatility in the convertible market.
Execution Revenue
      Execution revenue was nearly $32.5 million, up over 37% over last year. The increase in execution revenue was due to the expansion of direct access execution services to a limited number of institutional customers. For the full year 2004, we executed over 36 billion shares as compared to 37 billion for the comparable period in 2003.
Bonds Direct Revenue
      Bonds Direct revenue was $41.0 million, up 51% over last year. The growth was driven by the fixed income business acquired from Mellon Securities LLC in 2003 and the expansion of products offered, including the trading of government agencies, treasuries and mortgage-backed securities on an agency basis. The client base grew from 1,000 institutions at December 31, 2003 to over 1,300 at December 31, 2004.
Investment Banking Revenue

	Year Ended

	December 31,	December 31,	Percentage
	2004	2003	Change

	(Dollars in Thousands)
Capital Markets	$171,654	$123,294	39%
Advisory	181,150	106,314	70%

Total	$352,804	$229,608	54%

      Capital markets revenues which consist primarily of debt, equity and convertible financing services were $171.7 million, an increase of 39% from the prior year. The increase reflected higher industry-wide new issuance activity compared to 2003. The higher volume of offerings in 2004 was across several sectors, including energy, consumer, gaming, financial services and aerospace and defense.
      Revenues from advisory activities were $181.2 million, an increase of 70% from 2003. The increase reflected a higher level of merger and acquisition activity generated primarily by Broadview in the information technology sector.
Asset Management Revenue
      Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Some of our revenues from asset management and performance fees are derived from our own investments in these funds. Asset management revenues were $81.2 million for 2004, up 148% over last year. The increase in asset management revenue was a result of management and performance fees on a higher base of assets under management (up 102% versus the 2003 assets under management) and solid performance on our increased investments in managed funds (our investments in managed funds were 121% higher than last year).
Interest Income and Expense
      Interest income increased $32.0 million primarily as a result of increased stock lending activity, and interest expense increased by $43.0 million primarily as a result of increased stock borrowing activity and additional interest expense associated with the issuance of the $350 million in long-term debt in March of 2004.
Compensation and Benefits
      Compensation and benefits expense was $596 million and $475 million in 2004 and 2003, respectively. Compensation and benefits expense as a percentage of net revenues was 56% in 2004 and 57% in 2003. Compensation and benefits expense includes the cost of salaries, bonuses, the amortization of restricted stock awards and employee benefit plans. The decrease in compensation and benefits as a percentage of net revenues is attributable primarily to two factors:

•	Investment banking revenues increased approximately 54% versus 2003. As revenues increased, we were able to leverage the fixed costs associated with the support and management of the investment banking department. The improvement attributable to this may not be sustainable depending on the recurring level and mix of investment banking revenues or the possible need for incremental infrastructure to support more activity.

•	Asset management revenues include investment income from our investment in various managed funds. Relatively, there is less compensation associated with these revenues. The compensation ratio improvement attributable to the asset management business may not be sustainable as it is highly dependent on performance that is likely to vary.

Issuance of Stock-Based Compensation to Employees
      We use restricted stock and restricted stock unit awards as incentives for employees to focus on long-term value creation and heighten their sensitivity to overall costs and risks as well as to reduce employee turnover. We issue these awards in lieu of cash compensation. These awards may be granted to specific individuals in different amounts and subject to different terms and conditions, enabling us to tailor the arrangements to meet specific objectives. Restricted stock and restricted stock units are awarded to employees subject to risk of forfeiture. Typically the vesting of restricted stock and restricted stock units occurs over a prescribed period of time and requires continued service and employment by the recipient. Restricted stock and restricted stock unit awards are valued at the date of grant and are amortized over the vesting period which is typically three to five years.
      We also have a voluntary deferred compensation plan (“DCP”) whereby our employees may defer cash compensation and elect to receive an amount of deferred shares (“DCP deferred shares”) which are exchangeable into shares of our common stock at a future date. The DCP provides for DCP deferred shares to be credited to an employee based on a discount to the current market price of our common stock. In 2004, 2003 and 2002, the discounts were 10%, 10%, and 15%, respectively, to the then current market prices of our common stock. The compensation deferred is expensed when earned and the discount on the DCP deferred shares is generally expensed immediately.
      In addition, shares of our common stock may be purchased by employees pursuant to our Employee Stock Purchase Plan and Supplemental Stock Purchase Plan, and we may award shares of our common stock to our employees pursuant to our Employee Stock Ownership Plan (“ESOP”).
      The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):
Selected Financial Ratios

	Year Ended December 31,

	2004	2003

Stock based compensation (1)	$86,321	$72,790
Net revenues	$1,058,245	$829,614
Compensation and benefits	$595,887	$474,709
Average employees	1,701	1,446
Stock based compensation/net revenues	8%	9%
Stock based compensation/compensation and benefits	14%	15%
Average net stock based compensation/employee	$31	$31

(1)	Stock based compensation is the pretax expense associated with all of our employee stock-based compensation plans including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.
      The 19% increase in stock based compensation from 2003 to 2004 is consistent with the increase in average employees for the comparable period. Stock based compensation/net revenues, stock based compensation/compensation and benefits and average stock based compensation/employee are comparable for the periods ending 2004 and 2003.
      Additional information relating to issuances pursuant to our employee stock-based compensation plans is contained in Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) on page 38, Stock-Based Compensation included in note 1 of the Notes to the Consolidated Financial Statements, and Benefit Plans included in note 9 of the Notes to the Consolidated Financial Statements.

Non-Personnel Expenses
      Technology and communications increased $6.0 million, or 10%, mostly due to increased headcount and the addition of Broadview. Floor brokerage and clearing fees increased $4.7 million, or 10%, primarily due to increased trade volumes. Other expenses decreased $1.2 million, or 3%, mostly due to lower litigation related costs. Occupancy and equipment rental expense increased $7.0 million. Our occupancy costs in 2003 included a one-time $1.9 million expense attributable to the write-down of our San Francisco lease. The increase in 2004 versus 2003 was attributable to higher costs associated with the addition of Broadview combined with increased headcount throughout the firm. Business development expenses increased $8.5 million, or 32%, due to increased headcount, related travel and expanded marketing costs.
Earnings before Income Taxes and Minority Interest
      Earnings before income taxes and minority interest were up $82.5 million, or 57%, to $227.0 million, compared to $144.5 million for 2003. The effective tax rate was approximately 37% for both 2004 and 2003.
Minority Interest
      Minority interest increased $4.0 million to $11.7 million, compared to 2003. The increase in minority interest largely relates to the minority interest in RTS, JEOF, and ACM recorded in the first quarter of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities. We purchased the remainder of Bonds Direct’s minority interest in the fourth quarter of 2004 for approximately $20.6 million.

	Year Ended

	December 31,	December 31,
	2004	2003	Difference

	(Amounts in Thousands)
JEOF	$4,310	$2,666	$1,644
RTS	4,503	1,881	2,622
Bonds Direct	1,315	2,180	(865)
ACM	1,839	904	935
Other	(299)	—	(299)

Total	$11,668	$7,631	$4,037

Earnings per Share
      Basic net earnings per share were $2.29 for 2004 on 57,453,000 shares compared to $1.58 in 2003 on 53,090,000 shares. Diluted net earnings per share were $2.06 for 2004 on 63,908,000 shares compared to $1.42 in 2003 on 59,266,000 shares.
2003 Compared to 2002
      Revenues, net of interest expense, were up $154.9 million, or 23%, to $829.6 million, compared to $674.7 million for 2002. The increase was due primarily to a $54.8 million, or 11%, increase in trading revenues (commissions and principal transactions), an $89.8 million, or 64%, increase in investment banking, a $13.1 million, or 67%, increase in asset management fees and investment income from managed funds, and a $3.8 million, or 58%, increase in other revenues, partially offset by a $6.6 million decrease in net interest income (interest revenues less interest expense). Trading revenues increased mostly due to other proprietary, Bonds Direct, High Yield and International, partially offset by reduced execution revenues. Investment banking revenues increased partly due to various high yield and related financings and advisory fees, including mergers and acquisition and restructuring. During 2003, we participated in 44 public and private debt financings, managed or co-managed 44 public and private equity financings, and the advisory and restructuring business was strong as we worked on many different assignments. During 2002, we participated in 20 public and private debt financings, managed or co-managed 25 public and private equity financings. Asset management revenues increased primarily related to the international funds. Other revenues increase was substantially due to proceeds from a business interruption insurance settlement. Net interest income was down largely due to decreased interest income on proprietary securities positions.
      Total non-interest expenses were up $114.1 million, or 20%, to $685.1 million, compared to $571.0 million for 2002. Compensation and benefits increased $89.1 million, or 23%, in line with the increase in revenues. Our compensation/net revenues ratio was approximately 57% for both 2003 and 2002. This was possible even with increased headcount, due to the variable nature of our compensation structure. Floor brokerage and clearing fees decreased $6.5 million, or 12%, primarily due to increased trade volumes internally executed by Jefferies Execution. Other expenses increased $15.2 million, or 52%, mostly due to higher litigation, legal and business insurance costs. With more employees, more transactions, and more businesses, we do not expect legal fees to go down. In addition, with increased regulation and new corporate governance initiatives, the securities industry has seen an increase in legal costs, as the business becomes more complicated. Occupancy and equipment rental increased $6.4 million, or 24%, mostly due to office expansion and a $1.9 million charge associated with the sublease of space in the San Francisco office. Technology and communications increased $6.4 million, or 12%, largely due to new services related to program trading, increased headcount and certain one time technology related reversals in the prior year. Business development expenses increased $3.5 million, or 15%, largely due to more business related travel expenses.
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
      Basic net earnings per share were $1.58 in 2003 on 53,090,000 shares compared to $1.27 in 2002 on 49,232,000 shares. Diluted net earnings per share were $1.42 in 2003 on 59,266,000 shares compared to $1.14 in 2002 on 55,020,000 shares.
Liquidity and Capital Resources
      Cash or assets generally readily convertible into cash are as follows (in thousands of dollars):

	December 31,	December 31,
	2004	2003

Cash and cash equivalents:
Cash in banks	$105,814	$41,398
Money market investments	178,297	66,478

Total cash and cash equivalents	284,111	107,876
Cash and securities segregated	553,720	182,641
Short-term bond funds	6,861	215,790
Auction rate preferreds (a)	50,365	—
Mortgage-backed securities (a)	27,511	—
Asset-backed securities (a)	21,093	—

	$943,661	$506,307

(a)	Items are included in Securities Owned (see note 4 of the Notes to the Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management and are generally readily convertible to cash.

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
      Our assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of $255 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $22.2 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
      Jefferies and Jefferies Execution are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.
      As of December 31, 2004, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$284,716	$272,987
Jefferies Execution	12,664	12,414
      In March 2004, we issued $350 million aggregate principal amount of unsecured 5 1/2% senior notes due March 15, 2016, with a yield of 5.6%.
      During 2004, we purchased 1,889,165 shares of our common stock for $59.5 million. During 2003, we purchased 274,330 shares of our common stock for $6.6 million. We typically repurchase our common stock in open market transactions in accordance with Rule 10b-18 and on occasion, in transactions directly with stockholders. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.
      As of December 31, 2004, we had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. Also, we have guaranteed the performance of JIL and JFP to various banks and dealers, which provide clearing and credit services to JIL, JFP and to counterparties of JIL and JFP. In addition, as of December 31, 2004, we had commitments to invest up to $131.9 million in various investments, including $125.0 million related to Jefferies Babson Finance LLC.
      During 2003, approximately $3.6 million in zero coupon unsecured Euro denominated convertible loan notes were converted into 219,472 shares of our common stock. The conversion price for the notes was approximately 14.40 Euros (as of August 4, 2003, this was equivalent to approximately $16.36).
      On October 7, 2004, we announced that we had formed a joint venture with Babson Capital to offer senior loans to growing and mid-sized companies. Jefferies Babson Finance LLC will be capitalized over time with $250 million in equity commitments, provided equally by us and Babson Capital’s parent, MassMutual, and will be leveraged. We expect these commitments will be funded over a three year period beginning in 2005. Loans are expected to be originated primarily through our investment banking efforts, with Babson Capital providing primary credit analytics and portfolio management services.
      The tables below provide information about our commitments related to debt obligations, interest rate swaps, leases, guarantees, letters of credit and investments as of December 31, 2004. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates. For interest rate swaps, guarantees and letters of credit, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date

As of December 31, 2004	2005	2006	2007	2008	2009	After 2009	Total

	(Dollars in Thousands)
Debt Obligations
Senior Notes	—	—	$100,000	—	—	$675,000	$775,000
Interest rate swaps	—	—	—	—	—	$200,000	$200,000
Leases
Gross lease commitments	$32,956	$32,156	$28,828	$27,812	$22,159	$84,463	$228,374
Sub-leases	3,863	3,059	2,763	2,063	1,037	1,955	14,740

Net lease commitments	$29,093	$29,097	$26,065	$25,749	$21,122	$82,508	$213,634
Guarantees	$24,000	—	—	—	—	—	$24,000
Letters of credit	$22,236	—	—	—	—	—	$22,236
Commitments to invest	$290	$113	—	—	$1,645	$129,870	$131,918
Off Balance Sheet Arrangements
      Information concerning our off balance sheet arrangements are included in note 12 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.
Effects of Changes in Foreign Currency Rates
      We maintain a foreign securities business in our foreign offices (London, Paris, Tokyo and Zurich) as well as in some of our domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, we are still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our Consolidated Statements of Earnings) or a foreign currency translation adjustment to the stockholders’ equity section of our Consolidated Statements of Financial Condition.
Effects of Inflation
      Based on today’s modest inflationary rates and because our assets are primarily monetary in nature, consisting of cash and cash equivalents, securities and receivables, we believe that our assets are not significantly affected by inflation. The rate of inflation, however, can affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges for services provided by us.
Risk Management
      Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness and profitability. We seek to identify, assess, monitor and manage the following principal risks involved in our business activities: market, credit, operational, legal and compliance and new business. Risk management is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification.
      Market Risk. The potential for changes in the value of the financial instruments we own is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices and the correlation among them, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. We make dealer markets in equity and debt securities. To facilitate customer order flow, we may be required to own equity and debt securities in our trading and inventory accounts. We attempt to hedge our exposure to market risk by managing our net long or short position. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.
      Credit Risk. Credit risk represents the loss that we would incur if a client, counterparty or issuer of securities or other instruments held by us fails to perform its contractual obligations. We follow industry practices to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral. We adjust margin requirements if we believe the risk exposure is not appropriate based on market conditions.
      Operational Risk. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In addition, the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.
      We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.
      In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.
      Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
      Legal and Compliance Risk. Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti-money laundering and record keeping.
      New Business Risk. New business risk refers to the risks of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. We review proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.
      Other Risk. Other risks encountered by us include political, regulatory and tax risks. These risks reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we continuously review new and pending regulations and legislation and participate in various industry interest groups.
Recent Accounting Developments
      On October 13, 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. This EITF did not have a material effect on our segment disclosures under SFAS No. 131.
      On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB No. 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and contains specific guidance on measuring those loan commitments at fair value. Additionally, it requires registrants to disclose their accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies. SAB No. 105 is effective for new loan commitments entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on our consolidated financial statements.
      On March 31, 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB on March 31, 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1.” We are currently evaluating the impact of adopting the provisions of paragraphs 10 - 20 of this EITF on our consolidated financial statements.
      On March 31, 2004 the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue 03-16, “Accounting for Investments in Limited Liability Companies.” This EITF issue requires “that an investment in a Limited Liability Company (“LLC”) that maintains a “specific ownership account” for each investor — similar to a partnership capital account structure — should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method.” These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on our consolidated financial statements.

      In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretative guidance included in SAB No. 101, “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB No. 101, which was issued in December 1999, provides guidance on the recognition, presentation, and disclosure of revenues in the financial statements of SEC registrants. The provisions of SAB No. 104 did not have a material impact on our consolidated financial statements.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement was effective for financial instruments entered into or modified after May 31, 2003 and was effective for pre-existing instruments as of our fourth quarter of 2003. However, the effective date of certain provisions of SFAS No. 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-3. Under this FSP, certain mandatorily redeemable shares are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. Adoption of the applicable provisions of SFAS No. 150 did not have a material effect on our financial condition or results of operations. Additionally, we do not expect that the deferred provisions will have a material effect on our financial condition or results of operations.
      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (“VIEs”). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. FIN 46 was effective January 31, 2003 for us with respect to interest in VIEs that were obtained after that date. With respect to interests in VIEs existing prior to February 1, 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), which provides technical corrections and extended the effective date of FIN 46 to the first reporting period that ended after March 15, 2004. We fully adopted FIN 46R in the second quarter of the current year. The provisions of FIN 46R did not have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payments”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the first interim or annual reporting period beginning after June 15, 2005, which is the third quarter of fiscal 2005. We have assessed the impact on adopting this new standard and do not believe that the adoption of SFAS No 123(R) will have a material impact on our consolidated financial statements.
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
      As an investment banking and securities firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Unfavorable financial or economic conditions could likely reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to a reduction in revenues from principal transactions and commissions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses from managed funds. Continued increases in our asset management business, including increases in the amount of our investments in managed funds, would make us more susceptible to adverse changes in the market.
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
      Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.
      We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.
      In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.
      Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
Asset Management revenue is subject to variability.
      Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. Some of our revenues from asset management and performance fees are derived from our own investments in these funds. We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations. Asset management revenue may not be sustainable as it is highly dependent on performance that is likely to vary.
We face numerous risks and uncertainties as we expand our business.
      We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.
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
      Our future success depends to a significant degree on the skills, experience and efforts of Richard Handler, our Chief Executive Officer. We do not have an employment agreement with Mr. Handler. The loss of his services could compromise our ability to effectively operate our business. In addition, in the event that Mr. Handler ceases to actively manage the three funds that invest on a pari passu basis with our High Yield Division, investors in those funds would have the right to withdraw from the funds. Although we have substantial key man life insurance covering Mr. Handler, the proceeds from the policy may not be sufficient to offset any loss in business.
Extensive regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.
      The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The Commission, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules promulgated by the Commission or self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and our profitability.
Legal liability may harm our business.
      Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our expansion into private client services involves an aspect of the business that has historically had more risk of litigation than our institutional business. Additionally, the expansion of our business, including increases in the number and size of investment banking transactions and our expansion into new areas, imposes greater risks of liability. In addition, unauthorized and illegal acts of our employees could result in substantial liability to us. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      We use a number of quantitative tools to manage our exposure to market risk. These tools include:

•	inventory position and exposure limits, on a gross and net basis;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	risk limits based on a summary measure of risk exposure referred to as Value-at-Risk (VaR).

Value-at-Risk
      In general, value-at-risk measures potential loss of trading revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies the potential loss of daily trading revenue is expected to be at least as large as the value-at-risk amount on one out of every 20 trading days.
      Value-at-risk is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, our estimate has substantial limitations due to our reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools we use in our daily risk management activities.
      The VaR data presented below has been scaled down using a one-day holding period. The one-day VaR data below shows the market risk exposures of our trading positions as of December 31, 2004 and 2003. Due to the benefit of diversification, total VaR is less than the sum of the individual components.
Market risk exposures in trading portfolios

	One Year Ending December, 31

	Average	Maximum		Minimum		At Dec. 31,	At Dec. 31,
	VaR	VaR		VaR		2004	2003

	(In Millions)
By Risk Type:
Interest Rate	$0.7	$1.2		$0.2		$0.6	$0.5
Currency	$0.3	$0.8		$0.1		$0.4	$0.2
Equity	$0.9	$4.3		$0.4		$1.1	$1.0
Commodity	$0.4	$0.7		$0.1		$0.4	$0.3
Diversification Benefit	$(1.0)	NM	(a)	NM	(a)	$(1.1)	$(1.1)

Overall	$1.1	$2.8		$0.7		$1.4	$0.9

(a)	Designated as NM because maximum and minimum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.
      The comparison of daily revenue fluctuations with the daily VaR estimate is the primary method used to test the accuracy of the VaR model. Backtesting is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A backtesting exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated three exceptions when comparing the 95% one-day VaR with the backtesting profit and loss in 2004. An accurate model for the one-day, 95% VaR should have between zero and twelve backtesting exceptions on an annual basis. Backtesting profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VaR for backtesting purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily backtesting profit and loss and daily VaR for us in 2004.

RELATIONSHIP BETWEEN BACKTESTING P&L AND VAR ESTIMATE DURING 2004
      Trading revenue used in the histogram below entitled “2004 vs. 2003 Distribution of Daily Trading Revenue” is the actual daily trading revenue, which includes not only backtesting profit and loss but also fees, commissions, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.
2004 vs 2003 DISTRIBUTION OF DAILY TRADING REVENUE
$ millions

Maturity Data
      At December 31, 2004, we had $775.0 million aggregate principal amount of senior notes outstanding, with fixed interest rates. We entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 4.65%. The fair value of the mark to market of the swaps was positive $22.2 million as of December 31, 2004, which was recorded as an increase in the book value of the debt and an increase in other assets.
      The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and price movements. For debt obligations, the table presents principal cash flows with expected maturity dates. For interest rate swaps, foreign exchange forward contracts, futures contracts, commodities related swaps and option contracts, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date

						After		Fair
	2005	2006	2007	2008	2009	2009	Total	Value

	(Dollars in Thousands)
Interest rate sensitivity
7.75% Senior Notes	—	—	—	—	—	$325,000	$325,000	$354,250
7.5% Senior Notes	—	—	$100,000	—	—	—	$100,000	$114,500
5.5% Senior Notes	—	—	—	—	—	$350,000	$350,000	$350,000
Interest rate swaps	—	—	—	—	—	$200,000	$200,000	$22,209
Exchange rate sensitivity
Foreign exchange forwards, net	$24,618	—	—	—	—	—	$24,618	$(27)
Price sensitivity
Futures contracts, net purchases	$786,146	—	—	—	—	—	$786,146	$(9,901)
Commodities related swaps, net sales	$586,698	—	—	—	—	—	$586,698	$(16,966)
Option contracts
Purchase	$652,571	—	—	—	—	—	$652,571	$22,775
Sale	$789,565	—	—	—	—	—	$789,565	$(18,044)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	34
Report of Independent Registered Public Accounting Firm	35
Report of Independent Registered Public Accounting Firm	36
Consolidated Statements of Financial Condition as of December 31, 2004 and 2003	37
Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended December 31, 2004	38
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for Each of the Years in the Three-Year Period Ended December 31, 2004	39
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2004	40
Notes to Consolidated Financial Statements	42

Management’s Report on Internal Control over Financial Reporting
      Management of Jefferies Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management evaluated the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.
      The Company’s independent registered public accounting firm, KPMG LLP, audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear in this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
     Jefferies Group, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jefferies Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jefferies Group, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Jefferies Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated in all material respects, based on the COSO criteria. Also, in our opinion, Jefferies Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 29, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 29, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
     Jefferies Group, Inc.:
      We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferies Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 29, 2005

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003

Assets
Cash and cash equivalents	$284,111	$107,876
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	553,720	182,641
Short term bond funds	6,861	215,790
Investments	97,586	85,963
Investments in managed funds	195,982	127,186
Securities borrowed	10,232,950	8,368,357
Receivable from brokers, dealers and clearing organizations	312,973	292,603
Receivable from customers	371,842	283,591
Securities owned	649,299	351,149
Securities pledged to creditors	597,434	557,727
Premises and equipment	57,749	54,513
Goodwill	134,936	100,596
Other assets	329,185	264,291

	$13,824,628	$10,992,283

Liabilities and Stockholders’ Equity
Bank loans	$70,000	$—
Securities loaned	9,330,980	8,086,583
Payable to brokers, dealers and clearing organizations	376,735	113,349
Payable to customers	702,200	490,697
Securities sold, not yet purchased	1,120,173	673,222
Accrued expenses and other liabilities	361,254	296,993

	11,961,342	9,660,844
Long-term debt	789,067	443,148
Minority interest	35,086	49,920

	12,785,495	10,153,912
Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 66,700,773 shares in 2004 and 63,734,476 shares in 2003	7	6
Unearned stock-based compensation	(109,366)	(78,248)
Additional paid-in capital	617,587	443,022
Retained earnings	677,464	567,632
Less:
Treasury stock, at cost; 9,411,464 shares in 2004 and 7,032,419 shares in 2003	(149,039)	(91,908)
Accumulated other comprehensive income (loss):
Currency translation adjustments	9,348	5,331
Additional minimum pension liability adjustment	(6,868)	(7,464)

Total accumulated other comprehensive income (loss)	2,480	(2,133)

Net stockholders’ equity	1,039,133	838,371

	$13,824,628	$10,992,283

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
For each of the years in the three-year period ended December 31, 2004
(In thousands, except per share amounts)

	2004	2003	2002

Revenues:
Commissions	$258,838	$250,191	$268,984
Principal transactions	358,213	301,299	227,664
Investment banking	352,804	229,608	139,828
Interest	134,450	102,403	92,027
Asset management fees and investment income from managed funds	81,184	32,769	19,643
Other	13,150	10,446	6,630

Total revenues	1,198,639	926,716	754,776
Interest expense	140,394	97,102	80,087

Revenues, net of interest expense	1,058,245	829,614	674,689

Non-interest expenses:
Compensation and benefits	595,887	474,709	385,585
Floor brokerage and clearing fees	52,922	48,217	54,681
Technology and communications	64,555	58,581	52,216
Occupancy and equipment rental	39,553	32,534	26,156
Business development	35,006	26,481	22,973
Other	43,333	44,559	29,386

Total non-interest expenses	831,256	685,081	570,997

Earnings before income taxes and minority interest	226,989	144,533	103,692
Income taxes	83,955	52,851	41,121

Earnings before minority interest	143,034	91,682	62,571
Minority interest in earnings of consolidated subsidiaries, net	11,668	7,631	—

Net earnings	$131,366	$84,051	$62,571

Earnings per share:
Basic	$2.29	$1.58	$1.27

Diluted	$2.06	$1.42	$1.14

Weighted average shares of common stock:
Basic	57,453	53,090	49,232
Diluted	63,908	59,266	55,020
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
For each of the years in the three-year period ended December 31, 2004
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Common stock, par value $0.01 per share
Balance, beginning of year	$6	$3	$3
Issued/ stock dividend	1	3	—

Balance, end of year	$7	$6	$3

Additional paid in capital
Balance, beginning of year	$443,022	$272,020	$200,564
Stock-based grants (1)	148,567	161,109	55,247
Proceeds from exercise of stock options	10,184	5,913	8,470
Tax benefits	15,814	3,980	7,739

Balance, end of year	$617,587	$443,022	$272,020

Unearned stock-based compensation
Balance, beginning of year	$(78,248)	$(45,233)	$(41,546)
Restricted stock and RSU grants	(106,670)	(87,263)	(46,118)
Restricted stock and RSU amortization expense	54,935	43,504	30,020
Previously expensed compensation	13,904	8,577	4,689
ESOP amortization expense	—	—	2,317
Restricted stock and RSU forfeitures	6,713	2,167	5,405

Balance, end of year	$(109,366)	$(78,248)	$(45,233)

Retained earnings
Balance, beginning of year	$567,632	$496,418	$439,195
Net earnings	131,366	84,051	62,571
Dividends	(21,534)	(12,837)	(5,348)

Balance, end of year	$677,464	$567,632	$496,418

Treasury stock, at cost
Balance, beginning of year	$(91,908)	$(90,817)	$(27,856)
Purchases	(59,492)	(6,563)	(59,134)
Returns/ forfeitures	(8,525)	(10,361)	(3,827)
Issued	10,886	15,833	—

Balance, end of year	$(149,039)	$(91,908)	$(90,817)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(2,133)	$(3,874)	$(4,704)
Currency adjustment	4,017	3,436	4,298
Pension adjustment	596	(1,695)	(3,468)

Balance, end of year	$2,480	$(2,133)	$(3,874)

Net stockholders’ equity	$1,039,133	$838,371	$628,517

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, ESOP, ESPP and Director Plan.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three years ended December 31, 2004
(Dollars in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$131,366	$84,051	$62,571

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,544	15,519	20,281
Accruals related to various benefit plans, stock issuances, net of forfeitures	117,720	73,989	39,316
Deferred income taxes	(31,532)	(17,570)	(16,360)
(Increase) decrease in cash and securities segregated	(371,079)	106,395	(133,587)
(Increase) decrease in receivables:
Securities borrowed	(1,864,593)	(3,249,005)	(1,232,434)
Brokers, dealers and clearing organizations	(20,370)	(187,936)	75,337
Customers	(88,251)	(73,803)	(69,724)
(Increase) decrease in securities owned	(298,150)	101,226	(167,003)
(Increase) decrease in securities pledged to creditors	(39,707)	(501,379)	43,914
(Increase) decrease in other assets	(68,114)	(68,173)	9,159
Increase in payables:
Securities loaned	1,244,397	3,381,255	899,939
Brokers, dealers and clearing organizations	263,386	(89)	62,234
Customers	211,503	9,351	168,139
Increase in securities sold, not yet purchased	446,951	433,345	89,139
Increase in accrued expenses and other liabilities	89,710	90,964	22,818
(Decrease) increase in minority interest	(14,834)	23,538	—

Net cash used in (provided by) operating activities	(277,053)	221,678	(126,261)

Cash flows from investing activities:
Decrease (increase) in short term bond funds	208,929	(23,130)	(187,055)
(Increase) decrease in investments	(11,623)	3,835	25,194
Increase in investments in managed funds	(68,796)	(75,003)	(7,732)
Purchase of premises and equipment	(17,012)	(15,850)	(16,481)
Bonds Direct acquisition	(8,894)	—	—
Broadview acquisition	—	(20,576)	—
Quarterdeck acquisition	—	(4,281)	(17,927)
Other acquisition related	—	(2,022)	—

Net cash flows provided by (used in) investing activities	102,604	(137,027)	(204,001)

Cash flows from financing activities:
Net proceeds from (payments on) bank loans	70,000	(12,000)	(38,000)
Issuance of long term debt	347,809	—	315,315
Retirement of long term debt	(300)	(1,000)	(49,861)
Net payments on:
Repurchase of treasury stock	(59,492)	(6,563)	(59,134)
Dividends paid	(21,534)	(11,807)	(5,348)
Proceeds from exercise of stock options	10,184	5,913	8,470
Common shares	—	5,027	5,649

Net cash provided by (used in) financing activities	346,667	(20,430)	177,091

Effect of currency translation on cash	4,017	3,707	5,013

Net increase (decrease) in cash and cash equivalents	176,235	67,928	(148,158)
Cash and cash equivalents at beginning of year	107,876	39,948	188,106

Cash and cash equivalents at end of year	$284,111	$107,876	$39,948

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows — (Continued)
Three years ended December 31, 2004
(Dollars in thousands)

	2004	2003	2002

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$121,444	$93,592	$75,118
Income taxes	91,954	55,436	38,688
Bonds Direct acquisition:
Fair value of assets acquired, including goodwill	$20,643
Liabilities assumed	(863)
Stock issued (311,842 shares)	(10,886)

Cash paid for acquisition	8,894
Cash acquired in acquisition	11

Net cash paid for acquisition	$8,883

Broadview acquisition:
Fair value of assets acquired, including goodwill		$58,904
Liabilities assumed		(22,495)
Stock issued (557,711 shares)		(15,833)

Cash paid for acquisition		20,576
Cash acquired in acquisition		7,090

Net cash paid for acquisition		$13,486

Quarterdeck acquisition:
Fair value of assets acquired, including goodwill			$25,134
Liabilities assumed			(907)
Stock issued (300,000 shares)			(6,300)

Cash paid for acquisition			17,927
Cash acquired in acquisition			9,947

Net cash paid for acquisition			$7,980

      Supplemental disclosure of non-cash financing activities:

In 2002, the additional minimum pension liability included in stockholders’ equity of $5,769 resulted from an increase of $3,468 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2003, the additional minimum pension liability included in stockholders’ equity of $7,464 resulted from an increase of $1,695 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2004, the additional minimum pension liability included in stockholders’ equity of $6,868 resulted from a decrease of $596 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(1) Summary of Significant Accounting Policies
      The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., formerly known as Helfant Group, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC (“JFP”) and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The Company and its subsidiaries operate and are managed as a single business segment, that of a institutional securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, high yield, convertible and international securities, as well as investment banking and fundamental research. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.
Principles of Consolidation
      The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has effective control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In situations where the Company has significant but not effective control, the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.
      All significant intercompany accounts and transactions are eliminated in consolidation.
Change in Quarter End
      Beginning with the quarter ended September 30, 2004, the Company changed its quarter end to the last day of the calendar quarter from the last Friday of the quarter. With the expansion of our businesses and products, the Company believes calendar period reporting is more consistent with its operating cycle, as well as the reporting periods of industry peers.
Commissions
      All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are recorded net of commissions remitted and are included in other revenue.
Principal transactions
      Securities and other inventory positions owned, securities and other inventory positions pledged and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Earnings. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Brokers and Dealers in Securities” (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances the Company determines fair value based on management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, the Company records the position at a discount to the quoted price reflecting our best estimate of fair value. In such instances, the Company generally determines fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, the Company determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Company typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.
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
Asset Management
      Asset management fees and investment income from managed funds include revenues the Company receives from asset management and performance fees from funds managed by the Company, revenues from asset management and performance fees the Company receives from third-party managed funds, and investment income from the Company’s investments in these funds. Some of our revenues from asset management and performance fees derived from our own investments in these funds.
      The Company receives fees in connection with management and investment advisory services the Company performs for various domestic and international funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies Real Asset Fund, Asymmetric Convertible Fund, Jefferies RTS Fund and Jackson Creek CDO. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks,” or other performance targets. Performance is recognized on a monthly basis and is not subject to adjustment once the measurement period ends (generally quarterly or annually) and performance fees have been realized.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
Interest
      Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses in connection with its securities borrowed/ securities lending activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short term bond funds. Interest expense also includes interest payable on the Company’s long-term debt obligations.
Cash, Cash Equivalents, and Short-Term Investments
      The Company generally invests its excess cash in money market funds and other short-term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days (“readily convertible into cash”). The following are financial instruments that are generally readily convertible into cash as of December 31, 2004 and 2003 (in thousands of dollars):

	December 31,	December 31,
	2004	2003

Cash and cash equivalents:
Cash in banks	$105,814	$41,398
Money market investments	178,297	66,478

Total cash and cash equivalents	284,111	107,876
Cash and securities segregated (a)	553,720	182,641
Short-term bond funds	6,861	215,790
Auction rate preferreds (b)	50,365	—
Mortgage-backed securities (b)	27,511	—
Asset backed securities (b)	21,093	—

	$943,661	$506,307

(a)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies & Company, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, there are deposits with clearing and depository organizations.

(b)	Items are included in Securities Owned (see note 4 below). Items are financial instruments utilized in the Company’s overall cash management and are generally readily convertible to cash.
Investments
      Generally, the Company values its investments at fair value. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
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
Fair Value of Financial Instruments
      Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount, except for the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 hedged by interest rate swaps. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.
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
Goodwill
      In accordance with SFAS No. 142 goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
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
Legal Reserves
      The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount, if not determinable, the Company accrues at least the minimum of the range of probable loss.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      The Company records reserves related to legal proceedings in “accrued expenses and other liabilities.” Such reserves are established and maintained in accordance with SFAS No. 5, Accounting for Contingencies”, and Financial Interpretation No. 14. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.
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
Minority Interest
      Minority interest represents the minority stockholders’ proportionate share of the equity of JEOF. At December 31, 2004, Jefferies Group, Inc. owned approximately 28% of JEOF.
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
Stock-Based Compensation
      At December 31, 2004, the Company had six stock-based compensation plans, which are described in note 9 of the notes to consolidated financial statements. On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. Therefore, employee stock options granted on and after January 1, 2003 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In 2004, the Company recorded a net compensation expense reversal of $68,000 because stock option amortization expense of $42,000 was exceeded by $110,000 in expense reversals related to stock option forfeitures. Additionally, the Company recorded compensation expense of $6.6 million related to the Company’s Employee Stock Ownership Plan and $1.9 million related to the Company’s Employee Stock Purchase Plan, the latter was based on a discount from market. There were stock option grants totaling 9,233 shares in 2004. These grants were made through the Company’s Deferred Compensation Plan. The fair value of the options granted in 2004 under the Company’s plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 2.8%; and expected lives of 4.8 years.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
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
      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	2004	2003	2002

Net earnings, as reported	$131,366	$84,051	$62,571
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50,575	39,959	27,274
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53,260)	(44,911)	(34,385)

Pro forma net earnings	$128,681	$79,099	$55,460

Earnings per share:
Basic — as reported	$2.29	$1.58	$1.27

Basic — pro forma	$2.24	$1.49	$1.13

Diluted — as reported	$2.06	$1.42	$1.14

Diluted — pro forma	$2.01	$1.33	$1.01

Effects of recently issued accounting standards
      On October 13, 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds”. The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. The Company does not believe that the EITF will have a material effect on its segment disclosures under SFAS No. 131.
      On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments”. SAB No. 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and contains specific guidance on measuring those loan commitments at fair value. Additionally, it requires registrants to disclose their

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies. SAB No. 105 is effective for new loan commitments entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial statements.
      On March 31, 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB on March 31, 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1”. The Company is currently evaluating the impact of adopting the provisions of paragraphs 10 - 20 of this EITF on its consolidated financial statements.
      On March 31, 2004 the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue 03-16, “Accounting for Investments in Limited Liability Companies”. This EITF issues requires “that an investment in a Limited Liability Company (‘LLC’) that maintains a ’specific ownership account’ for each investor — similar to a partnership capital account structure — should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method.” These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.
      In December 2003, the SEC issued SAB No. 104, “Revenue Recognition”. SAB No. 104 revises or rescinds portions of the interpretative guidance included in SAB No. 101, “Revenue Recognition in Financial Statements”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB No. 101, which was issued in December 1999, provides guidance on the recognition, presentation, and disclosure of revenues in the financial statements of SEC registrants. The provisions of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement was effective for financial instruments entered into or modified after May 31, 2003 and was effective for pre-existing instruments as of the Company’s fourth quarter of 2003. However, the effective date of certain provisions of SFAS No. 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-3. Under this FSP, certain mandatorily redeemable shares are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. Adoption of the applicable provisions of SFAS No. 150 did not have a material effect on the Company’s financial condition or results of operations. Additionally, the Company does not expect that the deferred provisions will have a material effect on its financial condition or results of operations.
      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
referred to as variable interest entities (“VIEs”). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. FIN 46 was effective January 31, 2003 for the Company with respect to interest in VIE’s that were obtained after that date. With respect to interests in VIE’s existing prior to February 1, 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), which provides technical corrections and extended the effective date of FIN 46 to the first reporting period that ended after March 15, 2004. The Company fully adopted FIN 46R in the second quarter of the current year. The provisions of FIN 46R did not have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payments”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005, which is the third quarter of fiscal 2005. The Company has assessed the impact on adopting this new standard and does not believe that the adoption of SFAS No 123(R) will have a material impact on the Company’s consolidated financial statements.
Foreign Currency Translation
      The Company consolidates its foreign subsidiaries. The statement of financial condition of the subsidiaries are translated at exchange rates as of the period end. The statements of operations are translated at an average exchange rate for the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in shareholders’ equity as a component of accumulated other comprehensive income.
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
December 31, 2004 and 2003
(2) Asset Management Fees and Investment Income From Managed Funds
      Period end assets under management by asset class were as follows (in millions of dollars):

	December 31,	December 31,
	2004	2003

Fixed Income (1)	$471	$440
Equities (2)	464	22
International Funds (3)	1,767	971
Real Assets (4)	190	—

Total	$2,892	$1,433

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC and the Jackson Creek CDO but does not include third party managed funds. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Commission as broker-dealers.

(2)	The RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed international convertible bond assets.

(4)	The Jefferies Real Asset Fund.
      The following is a summary of revenues from asset management fees and investment income in managed funds for the years 2004, 2003 and 2002 (in thousands of dollars):

	2004	2003	2002

Asset management fees:
Fixed Income	$10,999	$9,438	$8,926
International Funds	14,494	7,665	2,758
Equities	9,124	165	342
Real Assets	3,591	—	—

	38,208	17,268	12,026
Investment income from managed funds	42,976	14,874	7,617

Total	$81,184	$32,142	$19,643

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      The following table details the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds for the year ended December 31, 2004 (in millions of dollars):
Year Ended December 31, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds —	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds

Fixed Income (1)	$105.2	$29.1	$5.4	$23.7
Equities (2)	36.8	14.1	4.6	9.5
International Funds (3)	12.0	(0.7)	—	(0.7)
Real Assets (4)	9.3	0.5	—	0.5

Total	$163.3	$43.0	$10.0	$33.0

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO and third party managed funds. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Commission as broker-dealers.

(2)	The RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed international convertible bond assets.

(4)	The Jefferies Real Asset Fund.
      Included in investments in managed funds as of December 31, 2004 and 2003 is $52,585,000 and $52,407,000, respectively, relating to the Company’s interest in the unconsolidated high yield funds that the Company manages. Included in investment income from managed funds for the years ended December 31, 2004 and 2003 is $8,566,000 and $7,049,000, respectively, relating to the associated income from the Company’s interest in those high yield funds.
(3) Receivable from, and Payable to, Customers
      The following is a summary of the major categories of receivables from customers as of December 31, 2004 and 2003 (in thousands of dollars):

	2004	2003

Customers (net of allowance for uncollectible accounts of $294 in 2004 and $124 in 2003)	$356,045	$274,642
Officers and directors	15,797	8,949

	$371,842	$283,591

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
December 31, 2004 and 2003
thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers’ free credit balances.
(4) Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased
      The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2004 and 2003 (in thousands of dollars):

	2004		2003

		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$217,478	$503,536	$115,597	$167,950
High yield securities	92,364	20,340	127,874	34,200
Corporate debt securities	189,684	480,882	81,231	351,888
U.S. Government and agency obligations	26,954	96,747	11,900	114,696
Auction rate preferreds	50,365	—	—	—
Mortgage-backed securities	27,511	—	—	—
Asset backed securities	21,093	—	—	—
Other	1,075	624	—	—
Options	22,775	18,044	14,547	4,488

	$649,299	$1,120,173	$351,149	$673,222

      The following is a summary of the market value of major categories of securities pledged to creditors as of December 31, 2004 and 2003 (in thousands of dollars):

	2004	2003

Corporate debt securities	$429,278	$353,100
U.S. Government and agency obligations	42,820	89,324
High yield securities	25,929	77,527
Corporate equity securities	99,407	37,776

	$597,434	$557,727

(5) Premises and Equipment
      The following is a summary of premises and equipment as of December 31, 2004 and 2003 (in thousands of dollars):

	2004	2003

Furniture, fixtures and equipment	$108,530	$109,127
Leasehold improvements	54,899	42,026

Total	163,429	151,153
Less accumulated depreciation and amortization	105,680	96,640

	$57,749	$54,513

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      Depreciation and amortization expense amounted to $13,776,000, $14,745,000 and $15,613,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
(6) Bank Loans
      Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At December 31, 2004 there were $70,000,000 in unsecured bank loans outstanding with an average interest rate of 2.94%.
(7) Long-Term Debt
      The following summarizes long-term debt outstanding at December 31, 2004 and 2003 (in thousands of dollars):

	2004	2003

7 1/2% Senior Notes, due 2007, less unamortized discount of $74 and $102 in 2004 and 2003, respectively, effective rate of 8%	$99,926	$99,898
7 3/4% Senior Notes, due 2012, less unamortized discount of $6,025 and $6,617 in 2004 and 2003, respectively, effective rate of 8%	341,184	342,950
5 1/2% Senior Notes, due 2016, less unamortized discount of $2,043 in 2004, effective rate of 5.6%	347,957	—
10% Subordinated Loans, due 2004	—	300

	$789,067	$443,148

      In March 2004, the Company issued $350 million aggregate principal amount of unsecured 5 1/2% senior notes due March 15, 2016, with a yield of 5.6%.
      The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 4.65%. The fair value of the mark to market of the swaps was positive $22.2 million as of December 31, 2004, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
(8) Income Taxes
      Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows (in thousands of dollars):

	2004	2003	2002

Earnings	$83,955	$52,851	$41,121
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(15,814)	(3,980)	(7,739)

	$68,141	$48,871	$33,382

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      Income taxes (benefits) for the years ended December 31, 2004, 2003 and 2002 consist of the following (in thousands of dollars):

	2004	2003	2002

Current:
Federal	$85,884	$53,541	$47,316
State and city	22,288	13,472	10,397
Foreign	7,315	3,408	(232)

	115,487	70,421	57,481

Deferred:
Federal	(23,651)	(11,897)	(12,716)
State and city	(7,881)	(5,673)	(3,644)

	(31,532)	(17,570)	(16,360)

	$83,955	$52,851	$41,121

      Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2004, 2003 and 2002 as a result of the following (in thousands of dollars):

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Computed expected income taxes	$79,446	35.0%	$50,587	35.0%	$36,292	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	9,365	4.1	5,069	3.5	4,390	4.3
Limited deductibility of meals and entertainment	886	0.4	1,436	1.0	1,213	1.2
Minority interest, not subject to tax	(4,099)	(1.8)	(2,945)	(2.0)	—	—
Foreign income	244	0.1	(398)	(0.3)	(485)	(0.5)
Other, net	(1,887)	(0.8)	(898)	(0.6)	(289)	(0.3)

Total income taxes	$83,955	37.0%	$52,851	36.6%	$41,121	39.7%

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (in thousands of dollars):

	2004	2003

Deferred tax assets:
Long-term compensation	$112,243	$82,858
Accounts receivable	3,631	3,477
State income taxes	3,678	2,250
Premises and equipment	1,331	(786)
Pension	4,922	5,429
Investments	414	1,639

Total gross deferred tax assets	126,219	94,687
Valuation allowance	—	—

Net deferred tax asset, included in other assets	$126,219	$94,687

      There was no valuation allowance for deferred tax assets as of December 31, 2004, 2003 and 2002.
      Management believes it is more likely than not that the Company will realize the deferred tax asset through future earnings.
      The current tax liability as of December 31, 2004 and 2003 was $14,171,000 and $9,438,000, respectively.
      Withholding and U.S. taxes have not been provided on approximately $20 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends, however, management does not believe the related tax on such taxable amounts would be material.
(9) Benefit Plans
Pension Plan
      The Company has a defined benefit pension plan which covers certain employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee’s career average pay. The Company’s funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes. Differences in each year, if any, between expected and actual returns in excess of a 10% corridor (as defined in SFAS No. 87, Employers’ Accounting for Pensions) are amortized in net periodic pension calculations.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      The following tables set forth the plan’s funded status and amounts recognized in the Company’s accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

	December 31

	2004	2003

Accumulated benefit obligation	$40,565	$35,690
Projected benefit obligation for service rendered to date	$45,688	$40,691
Plan assets, at fair market value	29,197	23,665

Excess of the projected benefit obligation over plan assets	16,491	17,026
Unamortized prior service cost	252	241
Unrecognized net loss	(16,913)	(17,236)
Adjustment to recognize minimum liability	12,042	12,235
Intangible asset	(252)	(241)

Pension liability included in other liabilities	$11,620	$12,025

	Year Ended December 31

	2004	2003	2002

Net pension cost included the following components:
Service cost — benefits earned during the period	$1,984	$1,447	$1,321
Interest cost on projected benefit obligation	2,457	2,206	2,033
Expected return on plan assets	(1,846)	(1,448)	(1,694)
Net amortization	1,181	913	439

Net periodic pension cost	$3,776	$3,118	$2,099

	Year Ended
	December 31

	2004	2003

Fair value of assets, beginning of year	$23,665	$18,127
Employer contributions	4,000	4,189
Benefit payments made	(939)	(1,595)
Total investment return	2,471	2,944

Fair value of assets, end of year	$29,197	$23,665

	Year Ended
	December 31

	2004	2003

Projected benefit obligation, beginning of year	$40,691	$32,568
Service cost	1,984	1,447
Interest cost	2,457	2,206
Actuarial gains and losses	1,495	6,065
Benefits paid	(939)	(1,595)

Projected benefit obligation, end of year	$45,688	$40,691

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      The plan assets consist of approximately 60% equities and 40% fixed income securities in 2004 and 2003. The target allocation of plan assets for 2005 is approximately 60% equities and 40% fixed income securities.
      The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.75% and 4.00%, respectively, in 2004, 6.00% and 4.00%, respectively, in 2003, 6.75% and 4.75%, respectively, in 2002. The expected long-term rate of return on assets was 7.5% in 2004 and 2003 and 8.40% in 2002.
      The Company presently anticipates contributing about $3 million to its pension plan during 2005.
      Expected benefit payments through December 31, 2014 are as follows (in thousands of dollars):

2005	$378
2006	576
2007	675
2008	821
2009	1,004
2010 through 2004	8,488
Incentive Plan
      The Company also has an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The plan imposes a limit on the number of shares of common stock of the Company that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant. Under the Incentive Plan, the exercise price of each option is generally not less than the market price of the Company’s stock on the date of grant and the option’s maximum term is ten years.
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
      The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive shares at the end of a specified deferral period. Restricted stock units may be subject to forfeiture conditions, until the restrictions lapse or terminate. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued.
      During 2004, 2003 and 2002, employees were awarded an aggregate of 3,327,000, 3,838,000, and 2,327,000 restricted stock and restricted stock units, respectively, with a corresponding market value of $106,670,000, $87,263,000, and $46,118,000, respectively. A portion of the market value of the restricted stock related to current service is expensed in the applicable year and that portion relating to future service is amortized over its vesting period, generally three to five years.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      The following table details the issuances of restricted stock and restricted stock units:

	Year Ended December 31,

	2004	2003	2002

	(Shares in 000’s)
Restricted stock
Balance, beginning of year	5,811	6,015	4,924
Grants	1,763	3,838	2,327
Forfeited	(298)	(151)	(401)
RSU conversion	(455)	(2,660)	—
Vested	(1,550)	(1,231)	(835)

Balance, end of year	5,271	5,811	6,015

Restricted stock units (RSU)
Balance, beginning of year	3,433	—	—
Grants, includes dividends	1,564	—	—
Restricted stock conversion	455	2,660	—
Grants related to stock option exercises	577	774	—

Balance, end of year	6,029	3,433	—

      The compensation cost associated with restricted stock and restricted stock units includes the amortization of the current year and prior years’ grants and amounted to $71,730,000, $57,408,000, and $38,597,000 in 2004, 2003, and 2002, respectively.
      Included in the table above are awards for employees with annual compensation below $200,000. During 2004, 2003 and 2002 employees with annual compensation below $200,000 were awarded 125, 200 and 300, restricted shares each of common stock as of January 1, 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, there were awards of 77,190 shares, 108,700 shares and 150,600 shares, respectively, with a corresponding market value of $2,562,000, $2,340,000 and $3,186,000, respectively. The compensation cost associated with these awards is being amortized over the three-year vesting period of the awards. The compensation cost, net of forfeitures, related to these awards was $2,207,000, $1,911,000 and $1,985,000 in 2004, 2003 and 2002, respectively.
      Performance-based Stock Options. While the Incentive Plan allows for the granting of performance-based stock options, no such performance-based stock options were granted during 2004, 2003 and 2002, and no such performance-based stock options were outstanding at December 31, 2004, 2003 and 2002.

Director Plan
      The Company also has a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each non-employee director of $80,000 of restricted stock. These grants will be made automatically on the date directors are elected or reelected at the Company’s annual meeting. These grants vest three years after the date of grant.
      Additionally, the Directors’ Plan permits each non-employee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date each annual meeting of stockholders. If deferred shares are elected, dividend equivalents

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
equal to dividends declared and paid on the common stock of the Company are credited to a Director’s account and reinvested as additional deferred shares.
      A total number of 1,000,000 shares of the Company’s common stock are reserved under the Directors’ Plan.

Employee Stock Purchase Plan
      The Company also has an Employee Stock Purchase Plan (“ESPP”) which qualifies under Section 423 of the U.S. Internal Revenue Code. All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Employee contributions are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company’s common stock. The stock purchase price is based on the lower of 85 percent of the stock price at the beginning or end of the period. The stock price used is the Volume Weighted Average Price (“VWAP”) for the particular day.
      In addition, the Company has a Supplemental Stock Purchase Plan (“SSPP”) which is a non-qualified plan that is similar to the Company’s ESPP.
      In the past, the Company’s stock purchase plan matched employee contributions at a rate of 15% (more, if profits exceeded targets set by the Company’s Board of Directors). The Company recognized compensation cost related to its matching.
      The compensation cost related to these plans was $1,900,000, $1,573,000 and $139,000 in 2004, 2003 and 2002, respectively.

Deferred Compensation Plan
      The Company also has a Deferred Compensation Plan which was established in 2001. In 2004, 2003 and 2002, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest in deferred shares of the Company’s stock (“DCP deferred shares”), stock options (other than in 2004) and other activities on an attractive pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned. In addition, the compensation cost related to the discount on the DCP deferred shares provided by the plan was $1,734,000, $5,548,000 and $2,162,000 in 2004, 2003 and 2002, respectively. A total number of 8,000,000 shares of the Company’s common stock are reserved under the Deferred Compensation Plan. As of December 31, 2004, there were 3,404,771 DCP deferred shares and 382,622 stock options outstanding under the Deferred Compensation Plan. The following table details the issuances of DCP deferred shares:

	Year Ended December 31,

	2004	2003	2002

	(Shares in 000s)
DCP deferred shares
Balance, beginning of year	2,878	2,121	923
Grants	539	757	1,199
Withdrawals	(12)	—	—

Balance, end of year	3,405	2,878	2,121

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003

Employee Stock Ownership Plan
      The Company has an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. In 1999, the Company re-established annual contributions to the ESOP. The compensation cost related to this plan was $6,663,000, $200,000 and $4,333,000 in 2004, 2003 and 2002, respectively.

Profit Sharing Plan
      The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $2,666,000, $2,055,000 and $1,742,000 in 2004, 2003 and 2002, respectively.

Options Issued Under All Plans
      The fair value of all option grants for all the Company’s plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004, 2003 and 2002, respectively: dividend yield of 0.9%, 0.5%, and 0.5%; expected volatility of 32.6%, 33.4%, and 34.8%; risk-free interest rates of 3.0%, 3.7%, and 4.6%; and expected lives of 4.8 years, 5.6 years, and 5.1 years.
      A summary of the status of Company stock options in all its stock-based plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,617,795	$16.16	7,892,582	$14.91	6,658,138	$11.95
Granted	9,233	35.32	136,777	22.38	2,206,100	21.82
Exercised	(1,682,882)	11.65	(1,300,640)	9.64	(618,922)	8.37
Forfeited	(53,309)	16.23	(110,924)	11.52	(352,734)	13.84

Outstanding at end of year	4,890,837	$17.75	6,617,795	$16.16	7,892,582	$14.91

Options exercisable at year-end	4,145,414	$16.80	4,273,192	$14.30	4,813,612	$12.73
Weighted-average fair value of options granted during the year		$10.50		$7.62		$7.77
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	At	Remaining	Average	At	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2004	Life (Years)	Price	2004	Price

$ 3.10 to 9.99	111,686	2.0	$5.35	111,686	$5.35
$10.00 to 14.99	1,726,250	0.9	12.65	1,726,250	12.65
$15.00 to 19.99	806,452	2.1	17.55	788,386	17.54
$20.00 to 35.32	2,246,449	2.4	22.35	1,519,092	21.96

$ 3.10 to 35.32	4,890,837	1.8	$17.75	4,145,414	$16.80

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003

(10)	Earnings per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Earnings:	$131,366	$84,051	$62,571

Shares:
Average shares used in basic computation	57,453	53,090	49,232
Stock options	1,966	1,903	1,650
Restricted stock/ restricted stock units	4,489	4,273	4,138

Average shares used in diluted computation	63,908	59,266	55,020

Earnings per share:
Basic	$2.29	$1.58	$1.27

Diluted	$2.06	$1.42	$1.14

      The Company had no anti-dilutive securities during 2004, 2003 and 2002.

(11)	Leases
      As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2022. Future minimum lease payments for all noncancelable operating leases at December 31, 2004 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net

2005	$32,956	$3,863	$29,093
2006	32,156	3,059	29,097
2007	28,828	2,763	26,065
2008	27,812	2,063	25,749
2009	22,159	1,037	21,122
Thereafter	84,463	1,955	82,508
      Rental expense amounted to $28,311,000, $22,908,000 and $18,110,000, in 2004, 2003 and 2002, respectively.

(12)	Financial Instruments

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003

Jefferies Financial Products, LLC.
      Jefferies Financial Products, LLC (“JFP”), a wholly-owned subsidiary of the Company, was formed as a limited liability company in November 2003. JFP is a market maker and trader in commodities futures and options. In addition to its market making capacity, JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”), where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are creditworthy institutional investors, such as pension funds, mutual funds, foundations, endowments, and insurance companies. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield), or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange and individual commodities.
      Generally, the swap contract tenors range from 1 month to 2 years and in some transactions, both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap transactions are generally documented under ISDA Master Agreements. JFP believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting, agreements and collateral held. After consideration of these credit enhancements, JFP has determined that the fair value of its obligations under swaps approximated $17.3 million and $0 at December 31, 2004 and 2003, respectively. The fair value represents the maximum potential loss to JFP. At December 31, 2004, all swaps and exchange-traded commodities and all foreign exchange futures and options are scheduled to mature within one year.
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
      JFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At December 31, 2004 and 2003, the counterparty

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value

	December 31,	December 31,
	2004	2003

	(In Millions)
Counterparty credit quality:
AA or higher	$17.3	$—
Exchange-traded futures and options(a)	(6.0)	0.6

Total	$11.3	$0.6

(a)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
      At December 31, 2004 and 2003 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value

	December 31,	December 31,
	2004	2003

	(In millions)
Special purpose	$8.2	$—
Financial Services	9.1	—
Exchanges*	(6.0)	0.6

Total	$11.3	$0.6

*	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
Derivative Financial Instruments
      The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, commodities related swaps, and futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost of proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. The futures positions are taken as a hedge against securities positions, as a hedge against the other futures positions, or as a hedge against the commodities related swap positions. The average maturity of the futures positions is generally one to two months.
      The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 4.65%. The fair value of the mark to market of the swaps was positive $22.2 million as of December 31, 2004, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      The gross contracted or notional amount of foreign exchange forward contracts, option contracts, commodities related swaps, futures contracts and interest rate swaps, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provide only a measure of the Company’s involvement in these contracts at December 31, 2004 and 2003. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or Contracted Amount

	2004		2003

	Purchase	Sale	Purchase	Sale

Futures contracts	$1,236,260	$450,114	$212,520	$214,981
Commodities related swaps	—	586,698	—	—
Option contracts	652,571	789,565	129,872	121,999
Foreign exchange forward contracts	477	25,095	12,588	13,900
Interest rate swaps	200,000	—	200,000	—
Fair Value of Derivative Financial Instruments
      FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.
      The following is an aggregate summary of the average 2004 and 2003 and December 31, 2004 and 2003 fair values of derivative financial instruments (in thousands of dollars):

	2004		2003

	Average	End of Period	Average	End of Period

Futures contracts:
In a favorable position	$9,846	$338	$2,725	$570
In an unfavorable position	(10,473)	(10,239)	(1,741)	(49)
Commodities related swaps:
In a favorable position	5,159	3,531	—	—
In an unfavorable position	(2,733)	(20,497)	—	—
Option contracts:
Purchase	17,739	22,775	6,007	14,547
Sale	(10,348)	(18,044)	(2,671)	(4,488)
Foreign exchange forward contracts	10	(27)	20	(62)
Interest rate swaps:
In a favorable position	22,515	22,209	27,919	24,567
Credit Risk
      In the normal course of business, the Company is involved in the execution, settlement and financing of various customer and principal securities transactions. Customer activities are transacted on a cash, margin or delivery-vs-payment basis. Securities transactions are subject to the risk of counterparty or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
associated risk to changes in the market value of the security through settlement date or to the extent of margin balances.
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

(13)	Other Comprehensive Income (Loss)
      The following summarizes other comprehensive gain and accumulated other comprehensive gain at December 31, 2004 and for the year then ended (in thousands of dollars):

	Before-Tax	(Income Tax)	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$4,017	$—	$4,017
Minimum pension liability adjustment	445	151	596

Other comprehensive gain	$4,462	$151	$4,613

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning balance	$5,331	$(7,464)	$(2,133)
Change in 2004	4,017	596	4,613

Ending balance	$9,348	$(6,868)	$2,480

      The following summarizes other comprehensive gain and accumulated other comprehensive loss at December 31, 2003 and for the year then ended (in thousands of dollars):

	Before-Tax	(Income Tax)	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$3,436	$—	$3,436
Minimum pension liability adjustment	(2,855)	1,160	(1,695)

Other comprehensive gain	$581	$1,160	$1,741

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	(Loss)

Beginning balance	$1,895	$(5,769)	$(3,874)
Change in 2003	3,436	(1,695)	1,741

Ending balance	$5,331	$(7,464)	$(2,133)

      The following summarizes other comprehensive gain (loss) and accumulated other comprehensive loss at December 31, 2002 and for the year then ended (in thousands of dollars):

	Before-Tax	(Income Tax)	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$4,298	$—	$4,298
Minimum pension liability adjustment	(5,379)	1,911	(3,468)

Other comprehensive gain (loss)	$(1,081)	$1,911	$830

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss

Beginning balance	$(2,403)	$(2,301)	$(4,704)
Change in 2002	4,298	(3,468)	830

Ending balance	$1,895	$(5,769)	$(3,874)

(14)	Net Capital Requirements
      As registered broker-dealers, Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies and Jefferies Execution have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.
      As of December 31, 2004, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$284,716	$272,987
Jefferies Execution	12,664	12,414

(15)	Contingencies and Commitments
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
December 31, 2004 and 2003
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
      In the normal course of business, the Company had letters of credit outstanding aggregating $22.2 million at December 31, 2004, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.
      As of December 31, 2004, the Company had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL. In addition, as of December 31, 2004, the Company had commitments to invest up to $131.9 million in various investments, including $125.0 million related to Jefferies Babson Finance LLC.
      On October 7, 2004, the Company entered into an agreement with Babson Capital Management LLC and MassMutual to form Jefferies Babson Finance LLC, a joint venture entity created for the purpose of offering senior loans to growing and mid-sized companies. Jefferies Babson Finance LLC will be capitalized initially with $250 million in equity commitments, provided equally by Jefferies Group, Inc. and Babson Capital’s parent, MassMutual, and will be leveraged. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services.
      In July 2004, JFP entered into a credit intermediation facility with an “AA”-rated European bank (the “Bank”). This facility will allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank will simultaneously enter into a back-to-back transaction with JFP and receive a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is generally responsible to the Bank for the performance of JFP’s customers. The Company will provide a guarantee to the Bank for certain obligations of JFP under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP. The Company has also guaranteed obligations of JFP to various banks and dealers which provide futures clearing to JFP and act as trading counterparties to JFP.

(16)	Segment Reporting
      The Company and its subsidiaries operate and are managed as a single business segment, that of a institutional securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, high yield, convertible and international securities, as well as investment banking and fundamental research (“Traditional securities brokerage and investment banking activities”). Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment. Traditional securities brokerage and investment banking activities account for over 90% of total revenue for the twelve months ended December 31, 2004.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003

(17)	Goodwill
      The following is a summary of goodwill as of December 31, 2004 and the impact of goodwill amortization on earnings for the years ended December 31, 2004, 2003 and 2002 (in thousands of dollars):

				Acquisition
Acquisition	2003 Balance	2004 Activity	2004 Balance	Date

Bonds Direct Securities LLC	$300	$20,643	$20,943	Sept. 2004
Broadview International LLC	38,821	10,006	48,827	Dec. 2003
Helfant Group, Inc.	26,062	—	26,062	Sept. 2001
Quarterdeck Investment Partners, LLC	22,290	2,880	25,170	Dec. 2002
The Europe Company	11,123	—	11,123	Aug. 2000
Other	2,000	811	2,811	Aug. 2000

	$100,596	$34,340	$134,936

      The Company acquired the remainder of Bonds Direct Securities LLC (“Bonds Direct”) that it did not already own for approximately $20.6 million in stock and cash. The acquisition was accounted for as a purchase and resulted in approximately $20.6 million in goodwill. There is also a five-year contingency for additional consideration, based on future revenues.
      The acquisitions of Bonds Direct, Broadview International LLC and Quarterdeck Investment Partners, LLC all contain a five-year contingency for additional consideration, based on future revenues.
      The 2004 activity for Broadview International LLC and Quarterdeck Investment Partners, LLC mostly represents additional contingent consideration. The 2004 activity in Other also represents additional contingent consideration.
      None of the acquisitions listed above were considered material based on the small percentage they represent of the Company’s total assets, equity, revenues and net earnings. There was no goodwill impairment as of December 31, 2004 and 2003.
(18) Variable Interest Entities (“VIEs”)
      Under the provisions of FASB Interpretation 46R (“FIN 46R”) the Company determined that the Jefferies Employees Opportunity Fund (“JEOF”) meets the definition of a VIE. The Company with our employees (related parties) are the primary beneficiary of JEOF, one of the three high yield funds that the Company manages. Therefore, JEOF starting in the third quarter of 2003 is consolidated into the Company and is no longer treated as an investment.
      The Company also owns a significant variable interest in a variable interest entity related to collateralized debt obligations for which we are not the primary beneficiary and therefore do not consolidate this entity. In aggregate, this variable interest entity has assets approximating $197 million. Our maximum exposure to loss from this entity is approximately $14 million at December 31, 2004.

(19)	Subsequent Events (Unaudited)
      In February 2005 the Company acquired the assets and business of Randall & Dewey, a leading M&A advisor in the global oil and gas industries for approximately $42.4 million in stock and cash. There is also a five-year contingency for additional consideration, based on future revenues. Founded in 1989, Randall & Dewey serves an international client base that includes multinationals and major integrated enterprises, national oil companies and public and private independent exploration and production companies.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004 and 2003
      In February 2005 the Company and PEAK6 Investments, L.P. formed a new broker-dealer named Jefferies Options Execution LLC (“JOE”). Owned equally by Jefferies and PEAK6, JOE will be based in Chicago and began market making operations as a member of the CBOE in February 2005. Jefferies will account for JOE under the equity method of accounting.

(20)	Selected Quarterly Financial Data (Unaudited)
      The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2004 and 2003 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year

2004
Revenues	$303,094	$277,170	$293,102	$325,273	$1,198,639
Earnings before income taxes and minority interest	61,219	54,676	54,950	56,144	226,989
Net earnings	31,909	31,786	32,275	35,396	131,366
Net earnings per share:
Basic	$0.57	$0.55	$0.56	$0.61	$2.29

Diluted	$0.51	$0.50	$0.51	$0.55	$2.06

2003
Revenues	$185,299	$230,209	$221,947	$289,261	$926,716
Earnings before income taxes and minority interest	23,257	32,302	36,140	52,834	144,533
Net earnings	14,185	18,738	20,532	30,596	84,051
Net earnings per share:
Basic	$0.27	$0.36	$0.38	$0.57	$1.58

Diluted	$0.25	$0.32	$0.35	$0.50	$1.42

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None

ITEM 9A.	CONTROLS AND PROCEDURES.
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
      No change in our internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s annual report on internal control over financial reporting and the report of KPMG LLP are contained in Part II, Item 8 of this report.
      Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2003 and are filing with the SEC as exhibits to this report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

ITEM 9B.	OTHER INFORMATION.
      None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.
      Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
      Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Pages

(a)1.	Financial Statements
	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	35-36
	Consolidated Statements of Financial Condition	37
	Consolidated Statements of Earnings	38
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)	39
	Consolidated Statements of Cash Flows	40
	Notes to Consolidated Financial Statements	42
(a)2. Financial Statement Schedules
      All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.
(a)3. Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.
3.2	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.
4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
10.1	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on July 14, 2003.
10.2	Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Appendix 4 of Registrant’s Proxy Statement filed on April 4, 2003.
10.3	Jefferies Group, Inc. 1999 Incentive Compensation Plan as Amended and Restated as of October 22, 2002 is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on August 8, 2003.
10.4	Jefferies Group, Inc. Stock Option Gain and Stock Award Deferral Program effective as of January 21, 2003 is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 9, 2003.
10.5	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 filed on April 20, 1999.
10.6	Form of Restricted Stock Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on November 8, 2004.
10.7	Form of Option Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan and Jefferies Group, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on November 8, 2004.

10.8		Limited Liability Company Agreement, dated as of October 7, 2004, by and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company, Babson Capital Management LLC, Class C Member LLC, and Jefferies Babson Finance LLC is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on November 8, 2004.
10	.9*	Summary of Non-Employee Director Compensation Pursuant to the Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan
10	.10*	Form of Restricted Stock Units Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan
12	.1*	Computation of Ratio of Earnings to Fixed Charges.
21	*	List of Subsidiaries of Registrant.
23	*	Consent of KPMG LLP.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32	*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
      Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.9 and 10.10 are management contracts or compensatory plans or arrangements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

By	/s/ Richard B. Handler

Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer
Dated: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard B. Handler Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	March 30, 2005

/s/ John C. Shaw, Jr. John C. Shaw, Jr.	Director, President and Chief Operating Officer	March 30, 2005

/s/ Joseph A. Schenk Joseph A. Schenk	Executive Vice President and Chief Financial Officer	March 30, 2005

/s/ W. Patrick Campbell W. Patrick Campbell	Director	March 30, 2005

/s/ Richard G. Dooley Richard G. Dooley	Director	March 30, 2005

/s/ Frank J. Macchiarola Frank J. Macchiarola	Director	March 30, 2005