Form 10-Q
period 2005-03-31
JEFFERIES GROUP INC /DE/
filed 2005-04-27
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes☑     No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes☑     No☐

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 57,671,090 shares as of the close of business April 14, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2005

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$294,375	$284,111
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	444,184	553,720
Short term bond funds	6,879	6,861
Investments	101,226	97,586
Investments in managed funds	232,526	195,982
Securities borrowed	9,612,343	10,232,950
Receivable from brokers, dealers and clearing organizations	499,880	312,973
Receivable from customers	516,545	371,842
Securities owned	1,069,071	649,299
Securities pledged to creditors	172,942	597,434
Premises and equipment	61,134	57,749
Goodwill	178,683	134,936
Other assets	380,896	329,185

	$13,570,684	$13,824,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$181,000	$70,000
Securities loaned	8,904,100	9,330,980
Payable to brokers, dealers and clearing organizations	523,889	376,735
Payable to customers	743,698	702,200
Securities sold, not yet purchased	970,085	1,120,173
Accrued expenses and other liabilities	312,611	361,254

	11,635,383	11,961,342
Long-term debt	780,988	789,067
Minority interest	32,927	35,086

	12,449,298	12,785,495

Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 67,867,779 shares in 2005 and 66,700,773 shares in 2004	7	7
Unearned compensation	(166,426)	(109,366)
Additional paid-in capital	739,748	617,587
Retained earnings	706,836	677,464
Less:
Treasury stock, at cost, 9,777,850 shares in 2005 and 9,411,464 shares in 2004	(159,254)	(149,039)
Accumulated other comprehensive gain:
Currency translation adjustments	7,343	9,348
Additional minimum pension liability	(6,868)	(6,868)

Total accumulated other comprehensive gain	475	2,480

Total stockholders’ equity	1,121,386	1,039,133

	$13,570,684	$13,824,628

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended
	March 31,	March 26,
	2005	2004
Revenues:
Commissions	$68,908	$72,303
Principal transactions	72,698	86,440
Investment banking	117,442	91,372
Asset management fees and investment income from managed funds	21,284	23,801
Interest	59,851	24,739
Other	3,710	4,439

Total revenues	343,893	303,094
Interest expense	57,883	24,587

Revenues, net of interest expense.	286,010	278,507

Non-interest expenses:
Compensation and benefits	161,988	158,938
Floor brokerage and clearing fees	12,195	13,755
Technology and communications	16,004	16,409
Occupancy and equipment rental	10,833	9,612
Business development	8,634	8,410
Other	14,183	10,164

Total non-interest expenses.	223,837	217,288

Earnings before income taxes and minority interest	62,173	61,219
Income taxes	23,445	21,257

Earnings before minority interest.	38,728	39,962
Minority interest in earnings of consolidated subsidiaries, net	2,056	8,053

Net earnings	$36,672	$31,909

Earnings per share:
Basic	$0.61	$0.57
Diluted	$0.56	$0.51

Weighted average shares:
Basic	60,570	56,298
Diluted	65,997	63,078

Fixed charge coverage ratio	5.4X	7.4X

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2005 (Dollars in thousands, except per share amounts)

	Quarter	Year
	Ended	Ended
	Mar. 31,	Dec. 31,
	2005	2004
Common stock, par value $.0001 per share
Balance, beginning of year	$7	$6
Issued stock	—	1

Balance, end of period	$7	$7

Additional paid in capital
Balance, beginning of year	$617,587	$443,022
Stock-based grants (1)	101,530	148,567
Proceeds from exercise of stock options	9,493	10,184
Tax benefits	11,138	15,814

Balance, end of period	$739,748	$617,587

Unearned stock compensation
Balance, beginning of year	$(109,366)	$(78,248)
Grants	(91,536)	(106,670)
Amortization expense	16,601	54,935
Previously expensed compensation	16,795	13,904
Forfeitures	1,080	6,713

Balance, end of period	$(166,426)	$(109,366)

Retained earnings
Balance, beginning of year	$677,464	$567,632
Net earnings	36,672	131,366
Dividends	(7,300)	(21,534)

Balance, end of period	$706,836	$677,464

Treasury stock, at cost
Balance, beginning of year	$(149,039)	$(91,908)
Purchases	(18,892)	(59,492)
Returns / forfeitures	(357)	(8,525)
Issued	9,034	10,886

Balance, end of period	$(159,254)	$(149,039)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$2,480	$(2,133)
Currency adjustment	(2,005)	4,017
Pension adjustment	—	596

Balance, end of period	$475	$2,480

Net stockholders’ equity	$1,121,386	$1,039,133

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, ESOP, ESPP and Director Plan.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 26,
	2005	2004
Cash flows from operating activities:

Net earnings	$36,672	$31,909

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,846	3,749
Accruals related to various benefit plans, stock issuances, net of forfeitures	35,647	38,631
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	109,536	(93,491)
(Increase) decrease in receivables:
Securities borrowed	620,607	436,456
Brokers, dealers and clearing organizations	(186,907)	52,974
Customers	(144,703)	(30,161)
Increase in securities owned	(419,772)	(247,196)
Decrease in securities pledged to creditors	424,492	88,346
Increase in other assets	(58,228)	(13,361)
Increase (decrease) in operating payables:
Securities loaned	(426,880)	(647,832)
Brokers, dealers and clearing organizations	147,154	75,754
Customers	41,498	91,396
Increase (decrease) in securities sold, not yet purchased	(150,088)	130,233
Decrease in accrued expenses and other liabilities	(40,120)	(16,831)
Increase (decrease) in minority interest	(2,159)	3,594

Total adjustments	(46,077)	(127,739)

Net cash used in operating activities	(9,405)	(95,830)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 26,
	2005	2004
Cash flows from investing activities:
Increase in short term bond funds	(18)	(248,967)
(Increase) decrease in investments	(3,640)	4,276
(Increase) decrease in investments in managed funds	(36,544)	4,124
Net additional acquisition payments	(25,719)	(2,292)
Purchase of premises and equipment	(6,706)	(1,313)

Net cash used in investing activities	(72,627)	(244,172)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	111,000	—
Issuance of 5 1/2% Senior Notes	—	347,809
Repurchase of treasury stock	(18,892)	(7,888)
Dividends	(7,300)	(4,517)
Exercise of stock options, not including tax benefits	9,493	3,584

Net cash provided by financing activities	94,301	338,988

Effect of foreign currency translation on cash	(2,005)	(43)

Net increase (decrease) in cash and cash equivalents	10,264	(1,057)

Cash and cash equivalents – beginning of period	284,111	107,876

Cash and cash equivalents – end of period	$294,375	$106,819

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71,642	$30,837
Income taxes	$27,140	$14,098

Randall & Dewey acquisition:
Fair value of assets acquired, including goodwill	$43,219
Stock issued (456,442 shares)	(17,500)

Cash paid for acquisition	$25,719

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., formerly known as Helfant Group, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal Transactions

Securities and other inventory positions owned, securities and other inventory positions pledged and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Earnings. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Brokers and Dealers in Securities” (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances the Company determines fair value based on management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, the Company records the position at a discount to the quoted price reflecting our best estimate of fair value. In such instances, the Company generally determines fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, the Company determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Company typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

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

Asset Management Fees and Investment Income From Managed Funds

Period end assets under management by asset class were as follows (in millions of dollars):

	March 31,	March 26,
	2005	2004
Fixed Income (1).	$855	$544
Equities (2)	491	31
Equity-linked (3)	1,525	1,525
Real Assets (4)	192	41

Total	$3,063	$2,141

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC and the Jackson Creek CDO and the Victoria Falls CLO, but does not include third-party managed funds. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed equity-linked bond assets.

(4)	The Jefferies Real Asset Fund.

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

The Company receives fees in connection with management and investment advisory services the Company performs for various domestic and equity-linked funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies Real Asset Fund, Asymmetric Convertible Fund, Jefferies RTS Fund, Jackson Creek CDO and Victoria Falls CLO. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance is recognized on a monthly basis and is not subject to adjustment once the measurement period ends (generally quarterly or annually) and performance fees have been realized.

The following summarizes revenues from asset management fees and investment income from managed funds for the three-month periods ended March 31, 2005 and March 26, 2004 (in thousands of dollars):

	Three Months Ended
	March 31,	March 26,
	2005	2004
Asset management fees:
Fixed Income	$6,638	$2,600
Equity-linked	1,492	7,433
Equities	4,897	—
Real Assets	1,882	72

	14,909	10,105

Investment income from managed funds	6,375	13,696

Total	$21,284	$23,801

The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds – minority interest portion and net investment income from managed funds for the quarters ended March 31, 2005 and March 26, 2004 (in millions of dollars):

Quarter Ended March 31, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$129.8	$2.4	$2.2	$0.2
Equities (2)	57.5	3.8	.1	3.7
Equity-linked (3)	11.2	(0.1)	—	(0.1)
Real Assets (4)	10.4	0.3	—	0.3

Total	$208.9	$6.4	$2.3	$4.1

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 26, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$101.0	$4.4	$1.2	$3.2
Equities (2)	16.0	8.2	4.6	3.6
Equity-linked (3)	12.2	0.9	—	0.9
Real Assets (4)	6.6	0.2	—	0.2

Total	$135.8	$13.7	$5.8	$7.9

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Victoria Falls CLO and third-party managed funds. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Asymmetric Convertible Fund and other managed equity-linked bond assets.

(4)	The Jefferies Real Asset Fund.

Interest

Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses in connection with its securities borrowed / securities lending activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments, including its investment in short term bond funds. Interest expense also includes interest payable on the Company’s short-term and long-term debt obligations.

Cash, Cash Equivalents, and Short-term Investments

The Company generally invests its excess cash in money market funds and other short-term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days (“readily convertible into cash”). The following are financial instruments that are generally readily convertible into cash as of March 31, 2005 and December 31, 2004 (in thousands of dollars):

	March 31, 2005	December 31, 2004
Cash and cash equivalents:
Cash in banks	$109,876	$105,814
Money market investments	184,499	178,297

Total cash and cash equivalents	294,375	284,111
Cash and securities segregated (a)	444,184	553,720
Short-term bond funds	6,879	6,861
Auction rate preferreds (b)	26,009	50,365
Mortgage-backed securities (b)	25,935	27,511
Asset-backed securities (b)	22,265	21,093

	$819,647	$943,661

(a)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies & Company, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, there are deposits with clearing and depository organizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b)	Items are included in Securities Owned (see note below). Items are financial instruments utilized in the Company’s overall cash management activities and are readily convertible to cash.

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

In addition to the interest rate swaps mentioned above, the Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts, index futures contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill

In accordance with SFAS No. 142 goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter.

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

Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 31, 2005 and December 31, 2004 (in thousands of dollars):

	March 31, 2005		December 31, 2004
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$313,942	$436,745	$217,478	$503,536
High-yield securities	92,141	18,658	92,364	20,340
Corporate debt securities	404,676	336,631	189,684	480,882
U.S. Government and agency obligations	169,927	142,824	26,954	96,747
Auction rate preferreds	26,009	—	50,365	—
Mortgage-backed securities	25,935	—	27,511	—
Asset-backed securities	22,265	—	21,093	—
Other	2,400	1,522	1,075	624
Options	11,776	33,705	22,775	18,044

	$1,069,071	$970,085	$649,299	$1,120,173

The following is a summary of the market value of major categories of securities pledged to creditors as of March 31, 2005 and December 31, 2004 (in thousands of dollars):

	March 31, 2005	December 31, 2004
Corporate debt securities	$22,213	$429,278
High-yield securities	30,768	25,929
Corporate equity securities	119,961	99,407
U.S. Government and agency obligations	—	42,820

	$172,942	$597,434

Bank Loans

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At March 31, 2005, there were $181,000,000 in unsecured bank loans outstanding with an average interest rate of 3.5%.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt

The following summarizes long-term convertible debt and long-term debt outstanding as of March 31, 2005 and December 31, 2004 (in thousands of dollars):

	March 31, 2005	December 31, 2004
7 1/2% Senior Notes, due 2007, less unamortized discount of $67 (2005)	$99,933	$99,926
7 3/4% Senior Notes, due 2012, less unamortized discount of $5,869 (2005)	333,053	341,184
5 1/2% Senior Notes, due 2016, less unamortized discount of $1,998 (2005)	348,002	347,957

	$780,988	$789,067

The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7  3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7  3/4% senior notes, after giving effect to the swaps, is 5.2%. The fair value of the mark to market of the swaps was positive $13.9 million as of March 31, 2005, which was recorded as an increase in the book value of the debt and an increase in other assets.

Pension

The following summarizes the net periodic pension cost for the three-month periods ended March 31, 2005 and March 26, 2004 (in thousands of dollars):

	Three Months Ended
	March 31,	March 26,
	2005	2004
Net pension cost included the following components:
Service cost — benefits earned during the period	$496	$362
Interest cost on projected benefit obligation	614	551
Expected return on plan assets	(461)	(362)
Amortization of prior service cost	(3)	(3)
Amortization of net loss (gain)	298	231

Net periodic pension cost	$944	$779

The Company has not contributed to its pension plan during 2005 and anticipates contributing $3.0 million during the remainder of 2005.

Minority Interest

Minority interest represents the minority equity holders’ proportionate share of the equity of JEOF. At March 31, 2005, Jefferies Group, Inc. had effective control and owned approximately 28% of JEOF.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation as amended by FASB No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In the first quarter of 2005, the Company recorded a net compensation expense reversal of $4,000 because stock option amortization expense of zero was exceeded by $4,000 in expense reversals related to stock option forfeitures. Additionally, the Company recorded compensation expense of $450,000 related to the Company’s Employee Stock Purchase Plan, based on a discount from market. There were no stock option grants in the first quarter of 2005. Also, there were grants of restricted stock and restricted stock units, most of which relates to 2004 employee compensation, totaling 2,514,502 shares and $91.5 million in the first quarter of 2005.

	1st Quarter	Full Year
	2005	2004
	(Shares in 000s)
Restricted stock
Balance, beginning of year	5,271	5,811
Grants	857	1,763
Forfeited	(11)	(298)
RSU conversion	(425)	(455)
Vested	(627)	(1,550)

Balance, end of period	5,065	5,271

	1st Quarter	Full Year
	2005	2004
	(Shares in 000s)
Restricted stock units (RSU)
Balance, beginning of year	6,029	3,433
Grants, includes dividends	1,657	1,564
Restricted stock conversion	425	455
Deferral expiration	(20)	—
Grants related to stock option exercises	7	577

Balance, end of period	8,098	6,029

In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of FASB No. 123. Accordingly, the Company has not recognized compensation expense related to stock options granted prior to January 1, 2003 and shares issued to participants in the Company’s employee stock purchase plan prior to January 1, 2003. Therefore, the cost of $17.5 million related to stock-based compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended
	March 31,	March 26,
	2005	2004
Net earnings, as reported	$36,672	$31,909
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	10,197	10,658
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,566)	(11,399)

Pro forma net earnings	$36,303	$31,168

Earnings per share:
Basic – as reported	$0.61	$0.57

Basic – pro forma	$0.60	$0.55

Diluted – as reported	$0.56	$0.51

Diluted – pro forma	$0.55	$0.49

Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2005 and March 26, 2004 (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 26,
	2005	2004
Earnings	$36,672	$31,909

Shares:
Average shares used in basic computation	60,570	56,298
Stock options	1,700	2,330
Unvested restricted stock and restricted stock units	3,727	4,450

Average shares used in diluted computation	65,997	63,078

Earnings per share:
Basic	$0.61	$0.57

Diluted	$0.56	$0.51

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Comprehensive Gain (Loss)

The following summarizes other comprehensive loss and accumulated other comprehensive gain (loss) at March 31, 2005 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain (Loss)
Beginning at December 31, 2004	$9,348	$(6,868)	$2,480
Change in first quarter of 2005	(2,005)	—	(2,005)

Ending at March 31, 2005	$7,343	$(6,868)	$475

The following summarizes other comprehensive loss and accumulated other comprehensive loss at March 26, 2004 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2003	$5,331	$(7,464)	$(2,133)
Change in first quarter of 2004	(43)	—	(43)
Ending at March 26, 2004	$5,288	$(7,464)	$(2,176)

Comprehensive income for the three months ended March 31, 2005 and March 26, 2004 was as follows (in thousands of dollars):

	March 31,	March 26,
	2005	2004
Net earnings	$36,672	$31,909
Other comprehensive loss	(2,005)	(43)

Comprehensive income	$34,667	$31,866

Net Capital Requirements

As registered broker-dealers, Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies and Jefferies Execution have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

As of March 31, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$296,084	$283,986
Jefferies Execution	13,948	13,698

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarterly Dividends

In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

1st Qtr.
2005	$.120
2004	$.080

On January 20, 2005, the Company approved a 20 percent increase in the Company’s quarterly dividend to 12 cents per share from 10 cents. The dividend was payable March 15 to shareholders of record February 15.

Jefferies Financial Products, LLC.

Jefferies Financial Products, LLC (“JFP”), a wholly-owned subsidiary of the Company, was formed as a limited liability company in November 2003. JFP is a market maker and trader in commodities futures and options. In addition to its market making capacity, JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”), where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are creditworthy institutional investors, such as pension funds, mutual funds, foundations, endowments, and insurance companies. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield), or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange, individual commodities and commodity indices.

Generally, the swap contract tenors range from 1 month to 2 years and in some transactions, both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap transactions are generally documented under ISDA Master Agreements. JFP believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting, agreements and collateral held. After consideration of these credit enhancements, JFP has determined that the fair value of its obligations under swaps approximated $26.2 million at March 31, 2005 and $17.3 million at December 31, 2004. The fair value represents the maximum potential loss to JFP. At March 31, 2005, all swaps and exchange-traded commodities and all foreign exchange futures and options are scheduled to mature within one year.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2004, JFP entered into a credit intermediation facility with an AA-rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into a back-to-back transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is generally responsible to the Bank for the performance of JFP’s customers. The Company guarantees the performance of JFP to the Bank under the credit intermediation facility. JFP also provides commodity index pricing to the Bank’s customers and JFP earns revenue from the Bank’s hedging of its customer transactions with JFP.

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

JFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At March 31, 2005 and December 31, 2004, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
(in millions)	March 31,	December 31,
	2005	2004
Counterparty credit quality:
A or higher	$(41.1)	$10.9
Exchange-traded futures and options(a)	107.4	(6.0)

Total	$66.3	$4.9

(a)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

At March 31, 2005 and December 31, 2004 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
(in millions)	March 31,	December 31,
	2005	2004
Special purpose	$(7.4)	$8.2
Financial services	(33.7)	2.7
Exchanges*	107.4	(6.0)

Total	$66.3	$4.9

*	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

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

The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 5.2%. The fair value of the mark to market of the swaps was positive $13.9 million as of March 31, 2005, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

The gross contracted or notional amount of index futures contracts, commodities futures contracts, commodities related swaps, options contracts, foreign exchange forward contracts and interest rate swaps, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provides only a measure of the Company’s involvement in these contracts at March 31, 2005 and December 31, 2004. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company’s overall exposure to market and other risks.

	Notional or contracted amount
	March 31, 2005		December 31, 2004
	Purchase	Sale	Purchase	Sale
Futures contracts	$2,165,435	$794,616	$1,236,260	$450,114
Commodities related swaps	15,000	1,334,698	—	586,698
Option contracts	542,523	622,251	652,571	789,565
Foreign exchange forward contracts	30,678	6,599	477	25,095
Interest rate swaps	200,000	—	200,000	—

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

The following is an aggregate summary of the average first three months of 2005 and full year 2004 and March 31, 2005 and December 31, 2004 fair values of derivative financial instruments (in thousands of dollars):

	1st Three Months 2005		Full Year 2004
	Average	End of period	Average	End of period
Futures contracts:
In a favorable position	$87,498	$132,182	$9,846	$338
In an unfavorable position	(28,649)	(20,427)	(10,473)	(10,239)
Commodities related swaps:
In a favorable position	5,113	4,482	5,159	3,531
In an unfavorable position	(22,743)	(31,242)	(2,733)	(20,497)
Option contracts:
Purchase	13,251	11,776	17,739	22,775
Sale	(24,997)	(33,705)	(10,348)	(18,044)
Foreign exchange forward contracts	465	1,799	10	(27)
Interest rate swaps:
In a favorable position	18,901	13,922	22,515	22,209

Guarantees

In the normal course of business, the Company had letters of credit outstanding aggregating $22.2 million at March 31, 2005, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0.

As of March 31, 2005, the Company had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL. In addition, as of March 31, 2005, the Company had commitments to invest up to $130.6 million in various investments.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Segment Reporting

The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. Traditional securities brokerage and investment banking activities account for over 90% of total revenue for the three months ended March 31, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill

The following is a summary of goodwill as of March 31, 2005 (in thousands of dollars):

	2004	2005	2005	Acquisition
Acquisition	Balance	Activity	Balance	Date
Broadview International LLC	$48,827	$(1,243)	$47,584	Dec. 2003
Randall & Dewey	—	41,132	41,132	Jan. 2005
Helfant Group, Inc.	26,062	—	26,062	Sept. 2001
Quarterdeck Investment Partners, LLC	25,170	3,858	29,028	Dec. 2002
Bonds Direct Securities LLC	20,943	—	20,943	Sept. 2004
The Europe Company	11,123	—	11,123	Aug. 2000
Other	2,811	—	2,811	Aug. 2000

	$134,936	$43,747	$178,683

The Company acquired certain assets of Randall & Dewey for approximately $17.5 million in stock and $25.7 million in cash. The acquisition was accounted for as a purchase and preliminarily resulted in approximately $41.1 million in goodwill. There is also a five-year contingency for additional consideration, based on future revenues.

The acquisitions of Bonds Direct, Broadview International LLC and Quarterdeck Investment Partners, LLC all contain a five-year contingency for additional consideration, based on future revenues.

The 2005 activity for Quarterdeck Investment Partners, LLC represents additional contingent consideration. The 2005 activity for Broadview International LLC represents an adjustment to goodwill.

None of the acquisitions listed above were considered material based on the small percentage they represent of the Company’s total assets, equity, revenues and net earnings. There was no goodwill impairment as of March 31, 2005.

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

Analysis of Financial Condition

Total assets decreased $253.9 million, or 2%, from $13,824.6 million at December 31, 2004 to $13,570.7 million at March 31, 2005. Securities borrowed decreased $620.6 million and securities loaned decreased $426.9 million. The decreases in securities borrowed and securities loaned are mostly related to a change in the financing of the Bonds Direct securities inventories.

A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage and investment banking activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	March 31, 2005	December 31, 2004
Stockholders’ equity	$1,121,386	$1,039,133
Less: Goodwill	(178,683)	(134,936)

Tangible stockholders’ equity	$942,703	$904,197

Stockholders’ equity	$1,121,386	$1,039,133
Add: Projected tax benefit on vested portion of restricted stock	83,969	99,057

Pro forma stockholders’ equity	$1,205,355	$1,138,190

Tangible stockholders’ equity	$942,703	$904,197
Add: Projected tax benefit on vested portion of restricted stock	83,969	99,057

Pro forma tangible stockholders’ equity	$1,026,672	$1,003,254

Shares outstanding	58,089,929	57,289,309
Add: Shares not issued, to the extent of related expense amortization	8,173,065	8,065,362
Less: Shares issued, to the extent related expense has not been amortized	(1,771,690)	(2,006,365)

Adjusted shares outstanding	64,491,304	63,348,306

Book value per share (1)	$19.30	$18.14

Pro forma book value per share (2)	$18.69	$17.97

Tangible book value per share (3)	$16.23	$15.78

Pro forma tangible book value per share (4)	$15.92	$15.84

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

Tangible stockholders’ equity, pro forma book value per share, tangible book value per share and pro forma tangible book value per share are “non-GAAP financial measures”. A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets. We calculate pro forma book value per share as stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We consider tangible book value per share a meaningful measurement of our financial condition and believe it provides investors with an additional metric to comparatively assess the fair market value of our stock.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Revenues by Source

The following provides a breakdown of total revenues by source for the past three years.

	2004	2003	2002
Commissions and principal transactions:
Equities	$446,565	$395,375	$381,622
High Yield	44,884	40,291	26,905
Convertibles	44,989	50,934	50,750
Execution	32,546	23,737	29,310
Bonds Direct	41,023	27,242	11,516
Other proprietary	7,044	13,911	(3,455)

Total	617,051	551,490	496,648

Investment banking	352,804	229,608	139,828
Asset management fees and investment income from managed funds:
Asset management fees	38,208	17,268	12,026
Investment income from managed funds	42,976	15,501	7,617
Total	81,184	32,769	19,643
Interest	134,450	102,403	92,027
Other	13,150	10,446	6,630

Total Revenues	$1,198,639	$926,716	$754,776

The following provides a breakdown of total revenues by source for the three-month periods ended March 31, 2005 and March 26, 2004.

	Three Months Ended
	March 31, 2005		March 26, 2004
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Commissions and principal transactions:
Equities	$95,067	28%	$110,547	36%
High Yield	16,650	5	12,380	4
Convertibles	8,115	2	14,840	5
Execution	7,060	2	8,570	3
Bonds Direct	7,234	2	11,152	4
Other proprietary	7,480	2	1,254	0

Total	141,606	41	158,743	52
Investment banking	117,442	34	91,372	30
Asset management fees and investment income from managed funds:
Asset management fees	14,909	4	10,105	3
Investment income from managed funds	6,375	2	13,696	5

Total	21,284	6	23,801	8
Interest	59,851	18	24,739	8
Other	3,710	1	4,439	2

Total revenues	$343,893	100%	$303,094	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

First Quarter 2005 Versus First Quarter 2004

Overview

Revenues, net of interest expense, increased $7.5 million, or 3%, to $286.0 million, compared to $278.5 million for the first quarter of 2004. The increase was primarily due to a $26.1 million, or 29%, increase in investment banking and a $1.8 million increase in net interest revenues (interest income less interest expense), partially offset by a $17.1 million, or 11%, decrease in trading revenues (commissions and principal transactions) and a $2.5 million, or 11%, decrease in asset management fees and investment income from managed funds.

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the first quarter was $95.1 million, down 14% over last year’s first quarter. Equity product revenue decreased this quarter for the following reasons: (i) a challenging trading environment during the first quarter of 2005 compared with strong January and February 2004 trading activity, and (ii) a loss related to a large block trading opportunity generated from an investment banking relationship.

High Yield Product Revenue

High yield product revenue for the quarter, not including origination revenues, was $16.7 million, up 34% over last year’s first quarter. The increase in high yield product revenue was due to increased trading activity in energy related issues, offset by the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter spreads. Revenues were also impacted by rising interest rates and increased competition.

Convertible Product Revenue

Convertible product revenue for the quarter was $8.1 million, down 45% from last year’s first quarter. The decrease is attributed to the impact of the roll out of TRACE resulting in tighter spreads. Revenues were also impacted by reduced customer activity in this asset class.

Execution Product Revenue

Execution product revenue was $7.1 million, down 18% from last year’s first quarter. The decrease in execution revenue was due to a higher percentage of orders executed electronically versus manually, typically at lower rates per share.

Bonds Direct Product Revenue

Bonds Direct product revenue was $7.2 million, down 35% from last year’s first quarter. The decrease was driven by the decreased demand for “odd lot” corporate bonds and the impact of the roll out of TRACE resulting in tighter spreads.

Other Proprietary Revenue

Other proprietary includes revenues from the commodity index, swap, option and futures transactions of Jefferies Financial Products, LLC (“JFP”), correspondent clearing and stock lending related activities as well as non-core revenues from other sources. Other proprietary revenue was $7.5 million for the quarter, up 496% from last year’s first quarter. The increase in other proprietary revenue this quarter was primarily the result of an increase in the notional amount of JFP’s commodity index swap, option and futures transactions and related trading and arbitrage activity over the period. The total notional amount of JFP’s commodity index swaps, option and futures transactions was $2,041 million and $276 million as of March 31, 2005 and March 26, 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Investment Banking Product Revenue

	Three Months Ended
	March 31,	March 26,	Percentage
	2005	2004	Change
	(Dollars in Thousands)
Capital markets	$51,417	$47,470	8%
Advisory	66,026	43,902	50%

Total	$117,443	$91,372	29%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $51.4 million, an increase of 8% from the comparable period in 2004. The increase in capital markets revenues can be attributed primarily to the increase in lead or co-manager assignments for equity offerings, including in the energy and financial service sectors.

Revenues from advisory activities were $66.0 million, an increase of 50% from the comparable period of 2004. The increase can primarily be attributable to services rendered on M&A assignments in the technology, energy and aerospace & defense sectors.

Asset Management Revenue

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $21.3 million for the quarter, down 11% from last year’s first quarter. The decrease in asset management revenue this quarter was partially a result of a reduced investment income from the equity funds versus last year’s first quarter. In addition, during the quarter, we initiated a liquidation of the Jackson Creek CDO, which resulted in a decrease in investment income, partially offset by additional incentive fees earned based on the early termination of this fund.

Net Interest Expense

Interest income increased $35.1 million primarily as a result of increased stock lending activity and increases in interest rates, and interest expense increased by $33.3 million primarily as a result of increased stock borrowing activity, increases in interest rates, as well as additional interest expense associated with the issuance of the $350 million in long-term debt in March of 2004.

Compensation and Benefits

Compensation and benefits increased $3.1 million, or 2%, versus the 3% increase in net revenues. The ratio of compensation to net revenues was 57% for both the first quarter of 2005 and 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	1st Quarter	1st Quarter
	2005	2004
Stock based compensation (1)	$18,139	$19,569
Net revenues	$286,010	$278,507
Compensation and benefits	$161,988	$158,938
Average employees	1,817	1,612

Stock based compensation / net revenues	6%	7%
Stock based compensation / compensation and benefits	11%	12%
Annualized average net stock based compensation / employee	$23	$30

(1) Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.

Non-Personnel Expenses

Non-Personnel expenses were up about 6% over last year’s first quarter. The increase in non-personnel expenses is primarily the result of the expansion of our business platform. Included in non-personnel expenses for the quarter was the Company’s share of the contribution to tsunami relief efforts, amounting to approximately $2 million, which is in addition to the $1 million donated by Jefferies employees.

Technology and communications remained relatively unchanged as compared to the prior year’s quarter. Floor brokerage and clearing fees decreased $1.6 million, or 11%. Other expenses increased $4.0 million, or 40%, mostly due to the tsunami relief contribution and higher general consulting. Occupancy and equipment rental expense increased $1.2 million, or 13%, mostly due to the addition of Randall & Dewey. Business development expenses remained relatively unchanged as compared to the prior year’s quarter.

Earnings before Income Taxes and Minority Interest

Earnings before income taxes and minority interest were up $1.0 million, or 2%, to $62.2 million, compared to $61.2 million for the same prior year period. The effective tax rate was approximately 38% for the first quarter of 2005 compared to 35% for the first quarter of 2004. This increase in rates is due primarily to a reduction in the effect of minority interest holders in several LLCs, which we control but are not subject to tax, and an increase in effective state tax rates.

Minority Interest

Minority interest was down $6.0 million, or 75%, to $2.1 million, compared to $8.1 million for the first quarter of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities.

Earnings per Share

Basic net earnings per share were $0.61 for the first quarter of 2005 on 60,570,000 shares compared to $0.57 in the 2004 period on 56,298,000 shares. Diluted net earnings per share were $0.56 for the first quarter of 2005 on 65,997,000 shares compared to $0.51 in the comparable 2004 period on 63,078,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash or assets readily convertible into cash are as follows (in thousands of dollars):

	March 31, 2005	December 31, 2004
Cash and cash equivalents:
Cash in banks	$109,876	$105,814
Money market investments	184,499	178,297

Total cash and cash equivalents	294,375	284,111
Cash and securities segregated	444,184	553,720
Short-term bond funds	6,879	6,861
Auction rate preferreds (a)	26,009	50,365
Mortgage-backed securities (a)	25,935	27,511
Asset-backed securities (a)	22,265	21,093

	$819,647	$943,661

(a)	Items are included in Securities Owned (see note below). Items are financial instruments utilized in the Company’s overall cash management and are readily convertible to cash.

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

As of March 31, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$296,084	$283,986
Jefferies Execution	13,948	13,698

During the three months ended March 31, 2005, we purchased 490,256 shares of our common stock for $18.9 million in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

As of March 31, 2005, we had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. Also, we have guaranteed the performance of JIL and JFP to various banks and dealers, which provide clearing and credit services to JIL, JFP and to counterparties of JIL and JFP. In addition, as of March 31, 2005, we had commitments to invest up to $130.6 million in various investments.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our expansion into private client services involves an aspect of the business that has historically had more risk of litigation than our institutional business. Additionally, the expansion of our business, including increases in the number and size of investment banking transactions and our expansion into new areas, imposes greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability to us. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Value-at-Risk

An estimation of potential loss in value of our trading positions that could materialize from changes in market conditions is typically accomplished through the use of statistical models, known as value-at-risk (VaR).

The VaR numbers are calculated using a one-day time horizon and a 95 percent confidence level. This confidence level implies that the daily trading revenue arising from changing in market conditions should remain within the VaR parameters 19 out of 20 days.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

We use historical data to estimate our VaR. As with all measures of value-at-risk, our estimate has limitations due to our reliance on historical performance, which is not a predictor of the future. Consequently, this value of risk estimate is only one of a number of tools we use in our risk management activities.

The VaR numbers below are shown separately for interest rate, currency, equity and commodity products, as well of for our overall trading positions. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk classes. Diversification benefit equals the difference between Aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk as of March 31, 2005, March 31, 2004 (1st quarter averages and closing VaR) also, maximum and minimum VaR for the three months ended March 31, 2005.

Daily VaR(1)
(In Millions)
Market risk exposure in trading portfolios

									Three Months
	Average for the								Ended
	Three Months Ended				As of				March 2005
	March		March		March		March
Risk Categories	2005		2004		2005		2004		High	Low
Interest Rates		$0.48		$0.59		$0.65		$0.60	$0.68	$0.35
Equity Prices		$1.20		$0.77		$1.94		$1.40	$2.11	$0.86
Currency Rates		$0.28		$0.29		$0.12		$0.10	$0.62	$0.08
Commodity Prices		$0.47		$0.28		$0.66		$0.37	$0.78	$0.18
Diversification Effect[2]	-$	1.16	-$	1.04	-$	1.43	-$	1.60

Firmwide		$1.27		$0.88		$1.78		$0.87	$2.06	$0.90

(1) VaR is the potential loss in value of Jefferies Group’s trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2) Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect arises because the market categories are not perfectly correlated.

The following table presents our daily VaR during the last four quarters:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

VaR Back-Testing

The comparison of daily revenue fluctuations with the daily VaR estimate is the primary method used to test the accuracy of the VaR model. Back-testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated one outlier when comparing the 95% one-day VaR with the back-testing profit and loss in the first quarter 2005. An accurate model for the one-day, 95% VaR should have between zero and twelve back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in the first quarter 2005.

Daily Trading Net Revenue

Trading revenue used in the histogram below entitled “First Quarter 2005 vs 2004 Distribution of Daily Trading Revenue” is the actual daily trading revenue, which includes not only back-testing profit and loss but also fees, commissions, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities (dollars in millions).

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters arising out of the conduct of our business. Our management, based on currently available information, does not believe that any matter will have a material adverse effect on our financial condition, although, depending on our results for a particular period, an adverse determination could be material for a particular period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 1, 2005, we issued 456,442 shares of common stock to Randall & Dewey Partners, LP as partial consideration for the purchase of substantially all of its assets and business. The shares of common stock were issued in a transaction not involving a public offering and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Plans or Programs
January 1 – January 31, 2005	314,306	38.37	—	987,900
February 1 – February 28, 2005	105,865	38.88	—	987,900
March 1 – March 31, 2005	70,085	38.74	—	987,900

Total	490,256	38.53	—

(1) We repurchased an aggregate of 490,256 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(2) On October 24, 2002, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to 1,500,000 shares of our stock. We may still repurchase, from time to time, up to 987 ,900 shares under our publicly announced program as of March 31, 2005, after adjusting for the 2-for-1 stock split effected as a stock dividend on August 15, 2003.

Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10	Summary of the Jefferies Group, Inc. 2005 CEO, President, CFO and General Counsel Total Direct Pay Program is incorporated herein by reference to Exhibit 99 of the Registrant’s Form 8-K filed on January 21, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date: April 26, 2005	By:	/s/	Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer