Form 10-Q
period 2005-06-30
JEFFERIES GROUP INC /DE/
filed 2005-08-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☑ No ☐
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 58,100,942 shares as of the close of business July 18, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$133,018	$284,111
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	528,510	553,720
Short term bond funds	6,941	6,861
Investments	100,814	97,586
Investments in managed funds	235,641	195,982
Securities borrowed	8,515,640	10,232,950
Receivable from brokers, dealers and clearing organizations	463,784	312,973
Receivable from customers	536,584	371,842
Securities owned	1,376,597	649,299
Securities pledged to creditors	135,757	597,434
Premises and equipment	63,471	57,749
Goodwill	204,834	134,936
Other assets	427,642	329,185

	$12,729,233	$13,824,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$195,000	$70,000
Securities loaned	7,809,052	9,330,980
Payable to brokers, dealers and clearing organizations	581,262	376,735
Payable to customers	677,416	702,200
Securities sold, not yet purchased	1,081,902	1,120,173
Accrued expenses and other liabilities	389,860	361,254

	10,734,492	11,961,342
Long-term debt	788,765	789,067
Minority interest	35,104	35,086

	11,558,361	12,785,495

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 68,387,493 shares in 2005 and 66,700,773 shares in 2004	7	7
Additional paid-in capital	754,356	617,587
Unearned compensation	(155,721)	(109,366)
Retained earnings	734,886	677,464
Less:
Treasury stock, at cost, 10,628,780 shares in 2005 and 9,411,464 shares in 2004	(159,228)	(149,039)
Accumulated other comprehensive gain (loss):
Currency translation adjustments	3,440	9,348
Additional minimum pension liability	(6,868)	(6,868)

Total accumulated other comprehensive gain (loss)	(3,428)	2,480

Total stockholders’ equity	1,170,872	1,039,133

	$12,729,233	$13,824,628

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2005	2004	2005	2004
Revenues:
Commissions	$58,239	$66,002	$127,147	$138,305
Principal transactions	84,774	82,217	157,472	168,657
Investment banking	102,519	83,572	219,961	174,944
Asset management fees and investment income from managed funds	20,434	18,611	41,718	42,412
Interest	71,420	24,445	131,271	49,184
Other	6,777	2,323	10,487	6,762

Total revenues	344,163	277,170	688,056	580,264
Interest expense	67,605	29,303	125,488	53,890

Revenues, net of interest expense	276,558	247,867	562,568	526,374

Non-interest expenses:
Compensation and benefits	152,003	135,819	313,991	294,757
Floor brokerage and clearing fees	12,096	13,225	24,291	26,980
Technology and communications	17,617	16,194	33,621	32,603
Occupancy and equipment rental	11,083	9,444	21,916	19,056
Business development	9,413	8,930	18,047	17,340
Other	14,036	9,579	28,219	19,743

Total non-interest expenses	216,248	193,191	440,085	410,479

Earnings before income taxes and minority interest	60,310	54,676	122,483	115,895
Income taxes	23,621	21,207	47,066	42,464

Earnings before minority interest	36,689	33,469	75,417	73,431
Minority interest in earnings of consolidated subsidiaries, net	1,252	1,683	3,308	9,736

Net earnings	$35,437	$31,786	$72,109	$63,695

Earnings per share:
Basic	$0.58	$0.55	$1.18	$1.12
Diluted	$0.53	$0.50	$1.08	$1.00

Weighted average shares:
Basic	61,468	57,559	61,036	56,939
Diluted	67,422	63,927	66,995	63,508

Fixed charge coverage ratio	5.1X	5.2X	5.3X	6.2X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2005 AND YEAR ENDED DECEMBER 31, 2004
(Dollars in thousands, except per share amounts)

	Six Months	Year
	Ended	Ended
	June 30,	Dec. 31,
	2005	2004
Common stock, par value $.0001 per share
Balance, beginning of year	$7	$6
Issued stock	—	1

Balance, end of period	$7	$7

Additional paid in capital
Balance, beginning of year	$617,587	$443,022
Stock-based grants (1)	115,597	148,567
Proceeds from exercise of stock options	9,799	10,184
Tax benefits	11,373	15,814

Balance, end of period	$754,356	$617,587

Unearned stock compensation
Balance, beginning of year	$(109,366)	$(78,248)
Grants	(98,915)	(106,670)
Amortization expense	33,354	54,935
Previously expensed compensation	16,795	13,904
Forfeitures	2,411	6,713

Balance, end of period	$(155,721)	$(109,366)

Retained earnings
Balance, beginning of year	$677,464	$567,632
Net earnings	72,109	131,366
Dividends	(14,687)	(21,534)

Balance, end of period	$734,886	$677,464

Treasury stock, at cost
Balance, beginning of year	$(149,039)	$(91,908)
Purchases	(20,195)	(59,492)
Returns / forfeitures	(1,338)	(8,525)
Issued	11,344	10,886

Balance, end of period	$(159,228)	$(149,039)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$2,480	$(2,133)
Currency adjustment	(5,908)	4,017
Pension adjustment	—	596

Balance, end of period	$(3,428)	$2,480

Net stockholders’ equity	$1,170,872	$1,039,133

(1)	Includes grants related to various compensation plans and acquisitions.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 25,
	2005	2004
Cash flows from operating activities:

Net earnings	$72,109	$63,695

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,751	7,598
Accruals related to various benefit plans, stock issuances, net of forfeitures	52,250	61,718
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	25,210	(82,430)
(Increase) decrease in receivables:
Securities borrowed	1,717,310	(1,437,143)
Brokers, dealers and clearing organizations	(150,811)	89,474
Customers	(164,742)	(118,617)
Increase in securities owned	(727,298)	(292,855)
Decrease in securities pledged to creditors	461,677	97,374
Increase in other assets	(82,463)	(24,105)
Increase (decrease) in operating payables:
Securities loaned	(1,521,928)	1,061,827
Brokers, dealers and clearing organizations	204,527	218,207
Customers	(24,784)	182,464
Increase (decrease) in securities sold, not yet purchased	(38,271)	81,748
Increase (decrease) in accrued expenses and other liabilities	33,165	(11,363)
Increase (decrease) in minority interest	18	(12,634)

Total adjustments	(210,389)	(178,737)

Net cash used in operating activities	(138,280)	(115,042)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 25,
	2005	2004
Cash flows from investing activities:
(Increase) decrease in short term bond funds	(80)	21,118
(Increase) decrease in investments	(1,914)	1,468
Increase in investments in managed funds	(39,659)	(56,182)
Net additional acquisition payments	(54,481)	(5,809)
Purchase of premises and equipment	(10,688)	(5,777)

Net cash used in investing activities	(106,822)	(45,182)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	125,000	95,000
Issuance of 5½% Senior Notes	—	347,809
Repurchase of treasury stock	(20,195)	(20,478)
Dividends	(14,687)	(9,319)
Exercise of stock options, not including tax benefits	9,799	14,126

Net cash provided by financing activities	99,917	427,138

Effect of foreign currency translation on cash	(5,908)	656

Net increase (decrease) in cash and cash equivalents	(151,093)	267,570

Cash and cash equivalents — beginning of period	284,111	107,876

Cash and cash equivalents — end of period	$133,018	$375,446

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$125,223	$46,725
Income taxes	$50,019	$34,490

Helix Associates acquisition:
Fair value of assets acquired, including goodwill	$40,151
Liabilities assumed	(3,621)
Stock issued (315,597 shares)	(9,498)

Cash paid for acquisition	$27,032

Randall & Dewey acquisition:
Fair value of assets acquired, including goodwill	$44,723
Stock issued (456,442 shares)	(17,500)

Cash paid for acquisition	$27,223

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., formerly known as Helfant Group, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Beginning with the quarter ended September 30, 2004, the Company changed its quarter end to the last day of the calendar quarter from the last Friday of the quarter. With the expansion of its businesses and products, the Company believes calendar period reporting is more consistent with its operating cycle, as well as the reporting periods of industry peers.
Principles of Consolidation
The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In situations where the Company has significant influence but not control, the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.
All material intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are recorded net of commissions remitted and are included in other revenue.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal Transactions. Securities and other inventory positions owned, securities and other inventory positions pledged and securities and other inventory positions sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings on a trade date basis. The Company follows the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Brokers and Dealers in Securities” (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances the Company determines fair value based on management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, the Company records the position at a discount to the quoted price reflecting our best estimate of fair value. In such instances, the Company generally determines fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, the Company determines fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. The Company typically uses pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Unreimbursed expenses associated with these transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Revenue associated with underwriting, restructuring and advisory engagements is presented net of unreimbursed deal related expenses.
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues the Company receives from management, administrative and performance fees from funds managed by the Company, revenues from management and performance fees the Company receives from third-party managed funds, and investment income from the Company’s investments in these funds. The Company receives fees in connection with management and investment advisory services performed for various funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies Real Asset Fund, Jefferies RTS Fund, Victoria Falls CLO and third-party managed funds. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are generally accrued on a monthly basis and are not subject to adjustment once the measurement period ends (generally quarterly or annually) and performance fees have been realized.
Interest Revenue and Expense. We recognize contractual interest on securities and other inventory positions owned and securities and other inventory positions sold but not yet purchased on an accrual basis as a component of interest revenue and interest expense, respectively. Interest flows on derivative transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statement of Income and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Equivalents
Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies & Company, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income, a component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Earnings.
Investments
Investments include direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. In situations where the Company has significant influence but not control, the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation or when we hold at least 3% of a limited partnership interest. Factors considered in valuing investments where significant influence does not exist include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Financial Instruments
Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount, except for the $200.0 million aggregate principal amount of unsecured 7-3/4% senior notes due March 15, 2012 hedged by interest rate swaps which is carried at fair value. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.
In addition to the interest rate swaps mentioned above, the Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts, index futures contracts, commodities swap and option contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition.
Securities Borrowed and Securities Loaned
In connection with both trading and brokerage activities, the Company borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. The Company has an active securities borrowed and lending matched book business (“Matched Book”), in which the Company borrows securities from one party and lends them to another party. When the Company borrows securities, the Company provides cash to the lender as collateral, which is reflected in the Company’s Consolidated Statement of Financial Condition as securities borrowed. The Company earns interest revenues on this cash collateral. Similarly, when the Company lends securities to another party, that party provides cash to the Company as collateral, which is reflected in the Company’s Consolidated Statement of Financial Condition as securities loaned. The Company pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of the Company’s interest revenues and interest expenses results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. The Company monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.
Premises and Equipment
Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.
Goodwill
In accordance with FASB No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Legal Reserves
The Company recognizes a liability for a contingency when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues at least the minimum of the range of probable loss.
The Company records reserves related to legal proceedings in “accrued expenses and other liabilities.” Such reserves are established and maintained in accordance with FASB No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5”. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.
Stock-Based Compensation
On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation” as amended by FASB No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. Additionally, in the first six months of 2005 the Company recorded compensation expense of $900,000 related to the Company’s Employee Stock Purchase Plan, based on a discount from market. There were no stock option grants in the first six months of 2005. Also, there were grants of restricted stock and restricted stock units, most of which relates to 2004 employee compensation, totaling 2,712,224 shares and $98.9 million in the first six months of 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months	Full Year
	2005	2004
	(Shares in 000s)
Restricted stock
Balance, beginning of year	5,271	5,811
Grants	951	1,763
Forfeited	(128)	(298)
RSU conversion	(1,421)	(455)
Vested	(652)	(1,550)

Balance, end of period	4,021	5,271

	Six Months	Full Year
	2005	2004
	(Shares in 000s)
Restricted stock units (RSU)
Balance, beginning of year	6,029	3,433
Grants, includes dividends	1,761	1,564
Restricted stock conversion	1,421	455
Deferral expiration	(62)	—
Forfeited	(39)	—
Grants related to stock option exercises	67	577

Balance, end of period	9,177	6,029

In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than applying the fair value method provisions of FASB No. 123. Accordingly, the Company has not recognized compensation expense related to stock options granted prior to January 1, 2003 and shares issued to participants in the Company’s employee stock purchase plan prior to January 1, 2003. Therefore, the cost of $35.3 million and $33.9 million related to stock-based compensation included in the determination of net income for the first six months of 2005 and 2004, respectively, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2005	2004	2005	2004
Net earnings, as reported	$35,437	$31,786	$72,109	$63,695
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	10,340	9,089	20,537	19,747
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,554)	(9,688)	(21,120)	(21,087)

Pro forma net earnings	$35,223	$31,187	$71,526	$62,355

Earnings per share:
Basic — as reported	$0.58	$0.55	$1.18	$1.12

Basic — pro forma	$0.57	$0.54	$1.17	$1.10

Diluted — as reported	$0.53	$0.50	$1.08	$1.00

Diluted — pro forma	$0.52	$0.49	$1.07	$0.98

Recent Accounting Developments
In December 2004, the FASB issued a revision to FASB No. 123, FASB No. 123R, “Share-Based Payments.” FASB No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. FASB No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced new rules that require companies to implement FASB No. 123R by the start of their fiscal year beginning after June 15, 2005. FASB No. 123R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. Management is currently evaluating the effect of adoption of FASB No. 123R on the Company’s financial condition, results of operations and cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Asset Management Fees and Investment Income From Managed Funds
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	June 30,	June 25,
	2005	2004
Assets under management:
Fixed Income (1)	$681	$568
Equities (2)	533	438
Convertibles (3)	1,479	1,055
Real Assets (4)	191	153

	2,884	2,214

Assets under management by third parties (5):
Equities Convertibles and Fixed Income	442	917
Private Equity	987	625

	1,429	1,542

Total	$4,313	$3,756

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO and the Victoria Falls CLO, but does not include third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Managed convertible bond assets.

(4)	The Jefferies Real Asset Fund.

(5)	Third party managed funds in which the Company has a 50% or less interest in the entities that manage these assets or otherwise receives a portion of the management or incentive fees.
The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the three-month and six-month periods ended June 30, 2005 and June 25, 2004 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2005	2004	2005	2004
Asset management fees:
Fixed Income (1)	$3,543	$2,747	$10,181	$5,347
Equities (2)	6,203	1,157	11,100	1,157
Convertibles (3)	1,006	2,713	2,498	10,146
Real Assets (4)	2,828	1,024	4,710	1,096

	13,580	7,641	28,489	17,746
Investment income from managed funds	6,854	10,970	13,229	24,666

Total	$20,434	$18,611	$41,718	$42,412

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO and the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund.

(4)	The Jefferies Real Asset Fund.
The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the quarters ended June 30, 2005 and June 25, 2004 (in millions of dollars):
Quarter Ended June 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$149.0	$2.5	$1.4	$1.1
Equities (2)	61.3	3.9	—	3.9
Convertibles (3)	11.1	—	—	—
Real Assets (4)	10.4	0.5	—	0.5

Total	$231.8	$6.9	$1.4	$5.5

Quarter Ended June 25, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$98.7	$9.7	$1.6	$8.1
Equities (2)	28.1	1.8	—	1.8
Convertibles (3)	12.7	(0.6)	—	(0.6)
Real Assets (4)	10.1	0.1	—	0.1

Total	$149.6	$11.0	$1.6	$9.4

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund .

(4)	The Jefferies Real Asset Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the six-month periods ended June 30, 2005 and June 25, 2004 (in millions of dollars):
Six Months Ended June 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$139.4	$4.9	$3.5	$1.4
Equities (2)	61.9	7.6	0.1	7.5
Convertibles (3)	11.2	(0.1)	—	(0.1)
Real Assets (4)	10.4	0.8	—	0.8

Total	$222.9	$13.2	$3.6	$9.6

Six Months Ended June 25, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment	Funds	Portion	Funds
Fixed Income (1)	$99.9	$14.2	$2.8	$11.4
Equities (2)	22.0	10.0	4.6	5.4
Convertibles (3)	12.4	0.3	—	0.3
Real Assets (4)	8.4	0.2	—	0.2

Total	$142.7	$24.7	$7.4	$17.3

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund .

(4)	The Jefferies Real Asset Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Cash, Cash Equivalents, and Short-Term Investments
The Company generally invests its excess cash in money market funds and other short-term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days (“readily convertible into cash”). The following are financial instruments that are generally readily convertible into cash as of June 30, 2005 and December 31, 2004 (in thousands of dollars):

	June 30, 2005	December 31, 2004
Cash and cash equivalents:
Cash in banks	$88,733	$105,814
Money market investments	44,285	178,297

Total cash and cash equivalents	133,018	284,111
Cash and securities segregated (a)	528,510	553,720
Short-term bond funds	6,941	6,861
Auction rate preferreds (b)	30,659	50,365
Mortgage-backed securities (b)	16,297	27,511
Asset-backed securities (b)	31,523	21,093

	$746,948	$943,661

(a)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(b)	Items are included in Securities Owned (see Note 4 below). Items are financial instruments utilized in the Company’s overall cash management activities and are readily convertible to cash.
Note 4. Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased
The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 30, 2005 and December 31, 2004 (in thousands of dollars):

	June 30, 2005		December 31, 2004
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$199,240	$246,336	$217,478	$503,536
High-yield securities	123,818	18,347	92,364	20,340
Corporate debt securities	646,305	560,629	189,684	480,882
U.S. Government and agency obligations	304,421	227,356	26,954	96,747
Auction rate preferreds	30,659	—	50,365	—
Mortgage-backed securities	16,297	—	27,511	—
Asset-backed securities	31,523	—	21,093	—
Options	21,134	28,856	22,775	18,044
Other	3,200	378	1,075	624

	$1,376,597	$1,081,902	$649,299	$1,120,173

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following is a summary of the market value of major categories of securities pledged to creditors as of June 30, 2005 and December 31, 2004 (in thousands of dollars):

	June 30, 2005	December 31, 2004
Corporate debt securities	$8,339	$429,278
High-yield securities	27,318	25,929
Corporate equity securities	100,100	99,407
U.S. Government and agency obligations	—	42,820

	$135,757	$597,434

Note 5. Bank Loans
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At June 30, 2005, there were $195,000,000 in unsecured bank loans outstanding with an average interest rate of 3.9%. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. Unsecured bank loans were $70 million at December 31, 2004. Average daily bank loans for the 3-month and 6-month periods ending June 30, 2005 were $8.4 million and $15.4 million, respectively.
Note 6. Long-Term Debt
The following summarizes long-term debt outstanding as of June 30, 2005 and December 31, 2004 (in thousands of dollars):

	June 30, 2005	December 31, 2004
7 1/2% Senior Notes, due 2007, less unamortized discount of $60 (2005)	$99,940	$99,926
7 3/4% Senior Notes, due 2012, less unamortized discount of $5,704 (2005)	340,778	341,184
5 1/2% Senior Notes, due 2016, less unamortized discount of $1,953 (2005)	348,047	347,957

	$788,765	$789,067

The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 5.6%. The fair value of the mark to market of the swaps was positive $21.5 million as of June 30, 2005, which was recorded as an increase in the book value of the debt and an increase in other assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Pension
The following summarizes the net periodic pension cost for the three-month and six-month periods ended June 30, 2005 and June 25, 2004 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2005	2004	2005	2004
Net pension cost included the following components:
Service cost — benefits earned during the period	$496	$362	$992	$724
Interest cost on projected benefit obligation	614	551	1,228	1,103
Expected return on plan assets	(461)	(362)	(922)	(724)
Amortization of prior service cost	(3)	(3)	(6)	(6)
Amortization of net loss (gain)	298	231	596	462

Net periodic pension cost	$944	$779	$1,888	$1,559

The Company has not contributed to its pension plan during 2005 and anticipates contributing $3.0 million during the remainder of 2005.
Note 8. Minority Interest
Minority interest represents the minority equity holders’ proportionate share of the equity of JEOF. At June 30, 2005, the Company controlled and owned approximately 31% of JEOF.
Note 9. Earnings Per Share
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2005 and June 25, 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2005	2004	2005	2004
Earnings	$35,437	$31,786	$72,109	$63,695

Shares:
Average shares used in basic computation	61,468	57,559	61,036	56,939
Stock options	1,487	1,868	1,592	2,094
Unvested restricted stock and restricted stock units	4,467	4,500	4,367	4,475

Average shares used in diluted computation	67,422	63,927	66,995	63,508

Earnings per share:
Basic	$0.58	$0.55	$1.18	$1.12

Diluted	$0.53	$0.50	$1.08	$1.00

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive loss and accumulated other comprehensive gain (loss) at June 30, 2005 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain (Loss)
Beginning at March 31, 2005	$7,343	$(6,868)	$475
Change in second quarter of 2005	(3,903)	—	(3,903)

Ending at June 30, 2005	$3,440	$(6,868)	$(3,428)

The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 25, 2004 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at March 26, 2004	$5,288	$(7,464)	$(2,176)
Change in second quarter of 2004	699	—	699

Ending at June 25, 2004	$5,987	$(7,464)	$(1,477)

Comprehensive income for the three months ended June 30, 2005 and June 25, 2004 was as follows (in thousands of dollars):

	June 30,	June 25,
	2005	2004
Net earnings	$35,437	$31,786
Other comprehensive gain (loss)	(3,903)	699

Comprehensive income	$31,534	$32,485

The following summarizes other comprehensive loss and accumulated other comprehensive gain (loss) at June 30, 2005 and for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain (Loss)
Beginning at December 31, 2004	$9,348	$(6,868)	$2,480
Change in first half of 2005	(5,908)	—	(5,908)

Ending at June 30, 2005	$3,440	$(6,868)	$(3,428)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following summarizes other comprehensive gain and accumulated other comprehensive loss at June 25, 2004 and for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2003	$5,331	$(7,464)	$(2,133)
Change in first half of 2004	656	—	656

Ending at June 25, 2004	$5,987	$(7,464)	$(1,477)

Comprehensive income for the six months ended June 30, 2005 and June 25, 2004 was as follows (in thousands of dollars):

	June 30,	June 25,
	2005	2004
Net earnings	$72,109	$63,695
Other comprehensive gain (loss)	(5,908)	656

Comprehensive income	$66,201	$64,351

Note 11. Net Capital Requirements
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
As of June 30, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$267,750	$254,801
Jefferies Execution	$14,905	$14,655
Note 12. Quarterly Dividends
In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter
2005	$.120	$.120
2004	$.080	$.080

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13. Jefferies Financial Products, LLC.
Jefferies Financial Products, LLC (“JFP”), a wholly-owned subsidiary of the Company, was formed as a limited liability company in November 2003. JFP is a market maker in commodity index products and a trader in commodities futures and options. JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”) and options, where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are creditworthy institutional investors, such as pension funds, mutual funds, foundations, endowments, and insurance companies. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield), or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange, individual commodities and commodity indices.
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. JFP believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting and collateral held. After consideration of these credit enhancements, JFP has determined that the fair value of its swaps and options approximated $50.4 million and ($14.3) million, respectively at June 30, 2005 and $17.3 million and ($6.5) million, respectively at December 31, 2004.
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of June 30, 2005:
(in millions)

	0 - 12 Months	1 - 5 Years	5 - 10 Years	Total
Swaps	$54.0	$(3.6)	$—	$50.4
Options	0.3	(13.5)	(1.1)	(14.3)
FX forwards	—	(0.1)	—	(0.1)
Exchange-traded futures and options	(6.5)	—	—	(6.5)

Total	$47.8	$(17.2)	$(1.1)	$29.5

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. The maximum potential loss will increase or decrease during the life of the swap and option commitments as a function of maturity and changes in market prices.
At June 30, 2005 and December 31, 2004, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
(in millions)	June 30,	December 31,
	2005	2004
Counterparty credit quality:
A or higher	$36.0	$17.3
Exchange-traded futures and options (a)	(6.5)	(6.0)

Total	$29.5	$11.3

(a)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
At June 30, 2005 and December 31, 2004 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
(in millions)	June 31,	December 31,
	2005	2004
Financial services	(18.0)	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	54.0	17.3
Exchanges(a)	(6.5)	(6.0)

Total	$29.5	$11.3

(a)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
Note 14. Derivative financial instruments
Our derivative activities are recorded at fair value in the Consolidated Statement of Financial Condition. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities.
Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, we may be exposed to legal risks related to derivative activities. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of our firmwide risk management policies.
We record derivative contracts at fair value with realized and unrealized gains and losses recognized in principal transactions in the Consolidated Statement of Earnings on a trade date basis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 5.6%. The fair value of the mark to market of the swaps was positive $21.5 million as of June 30, 2005, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
The following table presents the fair value of derivatives at June 30, 2005 and December 31, 2004. The fair value of assets/liabilities related to derivative contracts at June 30, 2005 and December 31, 2004 represent the Company’s receivable/payable for derivative financial instruments before consideration of securities collateral.

	June 30, 2005		December 31, 2004
(in thousands)	Assets	Liabilities	Assets	Liabilities
Futures contracts	$31,377	$(5,042)	$338	$(10,239)
Commodity related swaps	67,398	(17,381)	20,497	(3,531)
Option contracts	21,134	(28,856)	22,775	(18,044)
Foreign exchange forward contracts	—	(151)	—	(27)
Interest rate swaps	21,481	—	22,209	—
Note 15. Commitments, Contingencies and Guarantees
Standby Letters of Credit. In the normal course of business, the Company had letters of credit outstanding aggregating $22.2 million at June 30, 2005, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0. As of June 30, 2005, there were no draw downs on these letters of credit.
Undrawn Bank Credit. As of June 30, 2005, the Company had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL.
Equity Commitments.
     On October 7, 2004, the Company entered into an agreement with Babson Capital and MassMutual to form Jefferies Babson Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Jefferies Babson Finance LLC will be capitalized over time with $250 million in equity commitments, provided equally by Jefferies Group, Inc. and Babson Capital’s parent, MassMutual, and will be leveraged. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of June 30, 2005, the Company funded $12.0 million of its aggregate commitment leaving $113.0 million unfunded.
     On May 12, 2005, the Company committed to invest an aggregate of $34.3 million in Jefferies Capital Partners IV L.P. and its related parallel funds. See Note 18 below for additional information.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Jefferies Financial Products LLC. In July 2004, JFP entered into a credit intermediation facility with an “AA”-rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into a back-to-back transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is generally responsible to the Bank for the performance of JFP’s customers. The Company guarantees the performance of JFP to the Bank under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP. The Company also guarantees the performance of JFP to trading counterparties of JFP and various banks and other entities which provide futures clearing to JFP.
High Yield Loan Commitments. From time to time the Company makes commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. The Company defines high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. Although the Company had commitments to non-investment grade borrowers during the second quarter of 2005, the Company did not have any commitments outstanding to non-investment grade borrowers as of June 30, 2005 and December 31, 2004.
Other Committments. As of June 30, 2005, the Company had commitments to invest up to $5.2 million in various investments.
Other Guarantees. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted; however, the potential for us to be required to make payments under such guarantees is deemed remote.
Note 16. Segment Reporting
The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. Traditional securities brokerage and investment banking activities account for over 90% of total revenue for the six months ended June 30, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17. Goodwill
The following is a summary of goodwill as of June 30, 2005 (in thousands of dollars):

	2004	2005	2005	Acquisition
Acquisition	Balance	Activity	Balance	Date
Broadview International LLC	$48,827	$(1,243)	$47,584	Dec. 2003
Randall & Dewey	—	41,470	41,470	Jan. 2005
Helfant Group, Inc.	26,062	—	26,062	Sept. 2001
Quarterdeck Investment Partners, LLC	25,170	4,138	29,308	Dec. 2002
Bonds Direct Securities LLC	20,943	—	20,943	Sept. 2004
The Europe Company	11,123	—	11,123	Aug. 2000
Helix Associates	—	25,307	25,307	May 2005
Other	2,811	226	3,037	Aug. 2000

	$134,936	$69,898	$204,834

The Company acquired Helix Associates for approximately $9.5 million in stock and $27.0 million in cash. The acquisition was accounted for as a purchase and preliminarily resulted in approximately $25.3 million in goodwill. There is also a five-year contingency for additional consideration, based on future revenues.
The Company acquired certain assets of Randall & Dewey for approximately $17.5 million in stock and $27.2 million in cash. The acquisition was accounted for as a purchase and preliminarily resulted in approximately $41.5 million in goodwill. There is also a five-year contingency for additional consideration, based on future revenues.
The acquisitions of Bonds Direct, Broadview International LLC and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration, based on future revenues.
The 2005 activity for Quarterdeck Investment Partners, LLC represents additional contingent consideration. The 2005 activity for Broadview International LLC represents an adjustment to goodwill.
None of the acquisitions listed above were considered material based on the small percentage they represent of the Company’s total assets, equity, revenues and net earnings.
Note 18. Subsequent Events
In July 2005, the Company entered into a Share and Membership Interest Purchase Agreement (“Purchase Agreement”) with Brian P. Friedman (one of our directors and Chairman of the Executive Committee of the Board of Directors of Jefferies & Company, Inc.), 2055 Partners L.P., James L. Luikart, and the manager and general partner of Jefferies Capital Partners IV L.P. Jefferies Capital Partners IV L.P., together with its related parallel funds (“Fund IV”), is a private equity fund managed by a team led by Messrs. Friedman and Luikart. The Company agreed to purchase a 49% interest in the manager of Fund IV and an amount, not less than 20% and not more than the percentage allocated to Mr. Friedman, of the carried interest attributed to Fund IV. In addition, the Company will have the right, subject to certain conditions, to receive similar interests from future private equity funds overseen by Mr. Friedman. The Company agreed to issue an aggregate of between 400,000 to 650,000 shares of common stock to Messrs. Friedman and Luikart. The actual number of shares of common stock to be issued is subject to the receipt by Fund IV of threshold levels of committed capital at the final closing of the fund, and is further subject to clawback provisions based upon the size of a subsequent fund as well as certain other conditions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Special Note on Forward-Looking Statements
This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. It is possible that the actual results may differ materially from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:
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
Analysis of Financial Condition
Total assets decreased $1,095.4 million, or 8%, from $13,824.6 million at December 31, 2004 to $12,729.2 million at June 30, 2005. Securities borrowed decreased $1,717.3 million and securities loaned decreased $1,521.9 million. The decreases in securities borrowed and securities loaned are mostly related to a change in the financing of the Bonds Direct securities inventories.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	June 30, 2005	December 31, 2004
Stockholders’ equity	$1,170,872	$1,039,133
Less: Goodwill	(204,834)	(134,936)

Tangible stockholders’ equity	$966,038	$904,197

Stockholders’ equity	$1,170,872	$1,039,133
Add: Projected tax benefit on vested portion of restricted stock	85,715	99,057

Pro forma stockholders’ equity	$1,256,587	$1,138,190

Tangible stockholders’ equity	$966,038	$904,197
Add: Projected tax benefit on vested portion of restricted stock	85,715	99,057

Pro forma tangible stockholders’ equity	$1,051,753	$1,003,254

Shares outstanding	57,758,713	57,289,309
Add: Shares not issued, to the extent of related expense amortization	9,118,690	8,065,362
Less: Shares issued, to the extent related expense has not been amortized	(1,401,370)	(2,006,365)

Adjusted shares outstanding	65,476,033	63,348,306

Book value per share (1)	$20.27	$18.14

Pro forma book value per share (2)	$19.19	$17.97

Tangible book value per share (3)	$16.73	$15.78

Pro forma tangible book value per share (4)	$16.06	$15.84

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
Tangible stockholders’ equity, pro forma stockholders’ equity, pro forma tangible stockholders’ equity, pro forma book value per share, tangible book value per share and pro forma tangible book value per share are “non-GAAP financial measures”. A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. The calculations and descriptions above reconcile these non-GAAP financial measures to their most comparable GAAP financial measures. We consider these non-GAAP financial measures to be useful to investors because it provides investors with an additional metric to comparatively assess the fair market value of our stock. Our management uses these non-GAAP financial measures as an additional tool to analyze us against our competitors.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Revenues by Source
The following provides a breakdown of total revenues by source for the past three years (in thousands of dollars).

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

The following provides a breakdown of total revenues by source for the three-month periods ended June 30, 2005 and June 25, 2004 (in thousands of dollars).

	Three Months Ended
	June 30, 2005		June 25, 2004
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Commissions and principal transactions:
Equities	$91,917	27%	$103,658	37%
High Yield	14,188	4	11,830	4
Convertibles	8,948	3	10,297	4
Execution	5,472	1	8,637	3
Bonds Direct	7,140	2	10,795	4
Other proprietary	15,348	4	3,002	1

Total	143,013	41	148,219	53
Investment banking	102,519	30	83,572	30
Asset management fees and investment income from managed funds:
Asset management fees	13,580	4	7,641	3
Investment income from managed funds	6,854	2	10,970	4

Total	20,434	6	18,611	7
Interest	71,420	21	24,445	9
Other	6,777	2	2,323	1

Total revenues	$344,163	100%	$277,170	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the six-month periods ended June 30, 2005 and June 25, 2004 (in thousands of dollars).

	Six Months Ended
	June 30, 2005		June 25, 2004
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Commissions and principal transactions:
Equities	$186,984	27%	$214,205	37%
High Yield	30,838	4	24,210	4
Convertibles	17,063	3	25,137	4
Execution	12,532	2	17,207	3
Bonds Direct	14,374	2	21,947	4
Other proprietary	22,828	3	4,256	1

Total	284,619	41	306,962	53
Investment banking	219,961	32	174,944	30
Asset management fees and investment income from managed funds:
Asset management fees	28,489	4	17,746	3
Investment income from managed funds	13,229	2	24,666	4

Total	41,718	6	42,412	7
Interest	131,271	19	49,184	9
Other	10,487	2	6,762	1

Total revenues	$688,056	100%	$580,264	100%

Second Quarter 2005 Versus Second Quarter 2004
Overview
Revenues, net of interest expense, increased $28.7 million, or 12%, to $276.6 million, compared to $247.9 million for the second quarter of 2004. The increase was primarily due to a $18.9 million, or 23%, increase in investment banking, an $8.7 million increase in net interest revenues (interest income less interest expense), a $4.5 million increase in other revenues, and a $1.8 million, or 10%, increase in asset management fees and investment income from managed funds, partially offset by a $5.2 million, or 4%, decrease in trading revenues (commissions and principal transactions).
Equity Product Revenue
Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the second quarter was $91.9 million, down 11% from last year’s second quarter. The decrease in equity product revenue was due to less volatility in the market, a 3% decrease in NYSE block trading volume, which was the lowest ever as a percentage of total trading volume, and a 4% drop in NASDAQ block trading volume as a percentage of total trading volume.
High Yield Product Revenue
High yield product revenue for the quarter, not including origination revenues, was $14.2 million, up 20% over last year’s second quarter. The increase in high yield product revenue was due to increased trading activity in securities of newly initiated industry sectors as a result of the significant expansion of the High Yield Research Department, offset by the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter spreads. Revenues were also impacted by rising interest rates and increased competition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Convertible Product Revenue
Convertible product revenue for the quarter was $8.9 million, down 13% from last year’s second quarter. The decrease is attributed to the impact of the roll out of TRACE resulting in tighter spreads. Revenues were also impacted by reduced customer activity in this asset class.
Execution Product Revenue
Execution product revenue was $5.5 million, down 37% from last year’s second quarter. The decrease in execution revenue was due to declines in volume traded by our hedge fund customers, our sell-side $2 broker customers, and our Canadian-US arbitrage trading customers.
Bonds Direct Product Revenue
Bonds Direct product revenue was $7.1 million, down 34% from last year’s second quarter. The decrease was driven by the decreased demand for “odd lot” corporate bonds, reduced client activity in treasuries and the impact of the roll out of TRACE resulting in tighter spreads.
Other Proprietary Revenue
Other proprietary includes revenues from the commodity index swap, option and futures transactions of Jefferies Financial Products, LLC (“JFP”), correspondent clearing and stock lending related activities as well as non-core revenues from other sources. Other proprietary revenue was $15.3 million for the quarter, up 411% from last year’s second quarter. The increase in other proprietary revenue this quarter was primarily the result of an increase in the notional amount of JFP’s commodity index swap, option and futures transactions and related trading and arbitrage activity over the period.
Investment Banking Product Revenue

	Three Months Ended
	June 30,	June 25,	Percentage
	2005	2004	Change
	(Dollars in Thousands)
Capital markets	$47,558	$41,742	14%
Advisory	54,961	41,830	31%

Total	$102,519	$83,572	23%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $47.6 million, an increase of 14% from the comparable period in 2004. The increase in capital markets revenues can be attributed primarily to the increase in lead or co-manager assignments for high yield offerings in the consumer, energy and financial service sectors.
Revenues from advisory activities were $55.0 million, an increase of 31% from the comparable period of 2004. The increase can primarily be attributable to services rendered on assignments in the technology, energy and fund placement sectors.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Asset Management Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $20.4 million for the quarter, up 10% over last year’s second quarter. The increase in asset management revenue this quarter was a result of more management, administrative and performance fees partially offset by reduced investment income from the fixed-income funds versus last year’s second quarter.
Net Interest Revenue
Interest income increased $47.0 million primarily as a result of increased stock lending activity and increases in interest rates, and interest expense increased by $38.3 million primarily as a result of increased stock borrowing activity, increases in interest rates, as well as additional interest expense associated with the issuance of the $350 million in long-term debt in March of 2004.
Compensation and Benefits
Compensation and benefits increased $16.2 million, or 12%, versus the 12% increase in net revenues. The ratio of compensation to net revenues was 55% for both the second quarter of 2005 and 2004.
The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	2nd Quarter	2nd Quarter
	2005	2004
Stock based compensation (1)	$18,118	$16,631
Net revenues	$276,558	$247,867
Compensation and benefits	$152,003	$135,819
Average employees	1,916	1,692

Stock based compensation / net revenues	7%	7%
Stock based compensation / compensation and benefits	12%	12%
Annualized average net stock based compensation / employee	$22	$24
(1) Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.
Non-Personnel Expenses
Non-Personnel expenses were up about 12% over last year’s second quarter. The increase in non-personnel expenses is primarily the result of the expansion of our business platform, the impact of several technology initiatives, and higher legal and compliance costs, including the ongoing costs associated with Sarbanes-Oxley compliance.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes and minority interest were up $5.6 million, or 10%, to $60.3 million, compared to $54.7 million for the same prior year period. The effective tax rate was approximately 39% for both the second quarter of 2005 and 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Minority Interest
Minority interest was down $431,000, or 26%, to $1.3 million, compared to $1.7 million for the second quarter of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities.
Earnings per Share
Basic net earnings per share were $0.58 for the second quarter of 2005 on 61,468,000 shares compared to $0.55 in the 2004 period on 57,559,000 shares. Diluted net earnings per share were $0.53 for the second quarter of 2005 on 67,422,000 shares compared to $0.50 in the comparable 2004 period on 63,927,000 shares.
First Half 2005 Versus First Half 2004
Overview
Revenues, net of interest expense, increased $36.2 million, or 7%, to $562.6 million, compared to $526.4 million for the first half of 2004. The increase was primarily due to a $45.0 million, or 26%, increase in investment banking, a $10.5 million increase in net interest revenues (interest income less interest expense), and a $3.7 million increase in other revenues, partially offset by a $22.3 million, or 7%, decrease in trading revenues (commissions and principal transactions) and a $694,000, or 2%, decrease in asset management fees and investment income from managed funds.
Equity Product Revenue
Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the first half was $187.0 million, down 13% from last year’s first half. Equity product revenue decreased this half for the following reasons: (i) a 7% decline in NYSE and NASDAQ block trading volume, and (ii) less volatility in the market.
High Yield Product Revenue
High yield product revenue for the half, not including origination revenues, was $30.8 million, up 27% over last year’s first half. The increase in high yield product revenue was due to increased trading activity in securities of newly initiated industry sectors as a result of the significant expansion of the High Yield Research Department, offset by the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter spreads. Revenues were also impacted by rising interest rates and increased competition.
Convertible Product Revenue
Convertible product revenue for the half was $17.1 million, down 32% from last year’s first half. The decrease is attributed to the impact of the roll out of TRACE resulting in tighter spreads. Revenues were also impacted by reduced customer activity in this asset class.
Execution Product Revenue
Execution product revenue was $12.5 million, down 27% from last year’s first half. The decrease in execution revenue was due to declines in block trading volume by the institutional and hedge fund customer base.
Bonds Direct Product Revenue
Bonds Direct product revenue was $14.4 million, down 35% from last year’s first half. The decrease was driven by the decreased demand for “odd lot” corporate bonds and the impact of the roll out of TRACE resulting in tighter spreads.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Other Proprietary Revenue
Other proprietary includes revenues from the commodity index, swap, option and futures transactions of Jefferies Financial Products, LLC (“JFP”), correspondent clearing and stock lending related activities as well as non-core revenues from other sources. Other proprietary revenue was $22.8 million for the half, up 436% from last year’s first half. The increase in other proprietary revenue this quarter was primarily the result of an increase in the notional amount of JFP’s commodity index swap, option and futures transactions and related trading and arbitrage activity over the period.
Investment Banking Product Revenue

	Six Months Ended
	June 30,	June 25,	Percentage
	2005	2004	Change
	(Dollars in Thousands)
Capital markets	$98,975	$89,212	11%
Advisory	120,986	85,732	41%

Total	$219,961	$174,944	26%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $99.0 million, an increase of 11% from the comparable period in 2004. The increase in capital markets revenues can be attributed primarily to the increase in lead or co-manager assignments for equity and high yield offerings, in the consumer, oil service, healthcare, financial service, and industrial sectors.
Revenues from advisory activities were $121.0 million, an increase of 41% from the comparable period of 2004. The increase can primarily be attributable to services rendered on assignments in the aerospace & defense, technology, healthcare, and oil service sectors. In addition, the acquisitions of Randall & Dewey and Helix Associates in the first half of 2005 generated increased revenue in the exploration & production and fund placement sectors.
Asset Management Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $41.7 million for the half, down 2% from last year’s first half . The decrease in asset management revenue this half was partially a result of a reduced investment income from the fixed income funds versus last year’s first half. In addition, during the first quarter of 2005, we initiated a liquidation of the Jackson Creek CDO (completed in the second quarter of 2005), which resulted in a decrease in investment income, partially offset by additional incentive fees earned based on the early termination of this fund.
Net Interest Revenue
Interest income increased $82.1 million primarily as a result of increased stock lending activity and increases in interest rates, and interest expense increased by $71.6 million primarily as a result of increased stock borrowing activity, increases in interest rates, as well as additional interest expense associated with the issuance of the $350 million in long-term debt in March of 2004.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Compensation and Benefits
Compensation and benefits increased $19.2 million, or 7%, versus the 7% increase in net revenues. The ratio of compensation to net revenues was 56% for both the first half of 2005 and 2004.
The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	1st Half	1st Half
	2005	2004
Stock based compensation (1)	$36,258	$36,200
Net revenues	$562,568	$526,374
Compensation and benefits	$313,991	$294,757
Average employees	1,867	1,652

Stock based compensation / net revenues	6%	7%
Stock based compensation / compensation and benefits	12%	12%
Annualized average net stock based compensation / employee	$23	$27
(1) Stock based compensation is the pre-tax expense associated with all of our employeestock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.
Non-Personnel Expenses
Non-Personnel expenses were up about 9% over last year’s first half. The increase in non-personnel expenses is primarily the result of the expansion of our business platform, the impact of several technology initiatives, and higher legal and compliance costs, including the ongoing costs associated with Sarbanes-Oxley compliance. Included in non-personnel expenses for the half was the Company’s share of the contribution to tsunami relief efforts, amounting to approximately $2 million, which is in addition to the $1 million donated by Jefferies employees.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes and minority interest were up $6.6 million, or 6%, to $122.5 million, compared to $115.9 million for the same prior year period. The effective tax rate was approximately 38% for the first half of 2005 compared to 37% for the first half of 2004. This increase in rates is due primarily to a reduction in the effect of minority interest holders in several LLCs, which we control but are not subject to tax, and an increase in effective state tax rates.
Minority Interest
Minority interest was down $6.4 million, or 66%, to $3.3 million, compared to $9.7 million for the first half of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of ACM and changes to the rights of limited partners of RTS.
Earnings per Share
Basic net earnings per share were $1.18 for the first half of 2005 on 61,036,000 shares compared to $1.12 in the 2004 period on 56,939,000 shares. Diluted net earnings per share were $1.08 for the first half of 2005 on 66,995,000 shares compared to $1.00 in the comparable 2004 period on 63,508,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Cash or assets readily convertible into cash are as follows (in thousands of dollars):

	June 30, 2005	December 31, 2004
Cash and cash equivalents:
Cash in banks	$88,733	$105,814
Money market investments	44,285	178,297

Total cash and cash equivalents	133,018	284,111
Cash and securities segregated	528,510	553,720
Short-term bond funds	6,941	6,861
Auction rate preferreds (a)	30,659	50,365
Mortgage-backed securities (a)	16,297	27,511
Asset-backed securities (a)	31,523	21,093

	$746,948	$943,661

(a)	Items are included in Securities Owned. Items are financial instruments utilized in the Company’s overall cash management and are readily convertible to cash.
The decrease in cash is primarily due to a $40 million increase in investments in managed funds, a $54 million payment related to the Randall & Dewey and Helix transactions and a short term increase in securities owned not financed through securities loaned or secured bank loan.
Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. Unsecured bank loans were $70 million and $195 million at December 31, 2004 and June 30, 2005, respectively. Average daily bank loans for the 3-month and 6-month periods ending June 30, 2005 were $8.4 million and $15.4 million, respectively.
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
Our assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of $255 million. Also, we have $150 million in undrawn letter of credit commitments from various financial institutions. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $22.2 million in letters of credit outstanding, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Jefferies and Jefferies Execution are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
As of June 30, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$267,750	$254,801
Jefferies Execution	$14,905	$14,655
During the six months ended June 30, 2005, we purchased 528,480 shares of our common stock for $20.2 million mostly in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.
As of June 30, 2005, we had outstanding guarantees of $26.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. Also, we have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. In addition, as of June 30, 2005, we had commitments to invest up to $152.5 million in various investments, including $113 million in Jefferies Babson Finance LLC, $34.4 million in Fund IV and 5.2 million in other investments.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Asset management revenue includes revenues we receive from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. Some of our revenues from management, administrative and performance fees are derived from our own investments in these funds. We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations. Asset management revenue may not be sustainable as it is highly dependent on performance that is likely to vary.
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
The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The Commission, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and our profitability.
Our business is substantially dependent on our Chief Executive Officer.
Our future success depends to a significant degree on the skills, experience and efforts of Richard Handler, our Chief Executive Officer. We do not have an employment agreement with Mr. Handler which provides for his continued employment. The loss of his services could compromise our ability to effectively operate our business. In addition, in the event that Mr. Handler ceases to actively manage the three funds that invest on a pari passu basis with our High Yield Division, investors in those funds would have the right to withdraw from the funds. Although we have substantial key man life insurance covering Mr. Handler, the proceeds from the policy may not be sufficient to offset any loss in business.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our business is subject to significant credit risk
In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended. We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.
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
Value-at-Risk
In general, value-at-risk, or VaR, measures the worst expected loss over a given time interval under normal market conditions at a specified confidence level. We calculate VaR over a one-day holding period measured at a 95% confidence level which implies that the potential loss of proprietary daily trading revenue is expected to be at least as large as the VaR amount on one out of every twenty trading days. As with all measures of VaR, our estimate has substantial limitations due to our reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities.
The VaR numbers below are shown separately for interest rate, currency, equity and commodity products, as well of for our overall principal trading positions using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk classes. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR
	(In Millions)
	Value at Risk in trading portfolios
	Average for 3 Months Ended						As of
Risk Categories	06/30/05		03/31/05		12/31/04		06/30/05		03/31/05		12/31/04
Interest Rates		$0.81		$0.55		$0.54		$0.95		$0.68		$0.55
Equity Prices		$2.02		$1.97		$0.90		$2.25		$1.62		$1.23
Currency Rates		$0.11		$0.12		$0.12		$0.18		$0.04		$0.03
Commodity Prices		$0.79		$0.38		$0.21		$0.92		$0.96		$0.02
Diversification Benefit	-$	1.33	-$	0.81	-$	0.69	-$	1.68	-$	1.06	-$	0.47

Firmwide		$2.40		$2.21		$1.08		$2.62		$2.24		$1.35

	Daily VaR
	(In Millions)
	Value at Risk Highs and Lows for Three Months Ended
	06/30/05		03/31/05		12/31/05
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$1.49	$0.43	$0.79	$0.27	$0.85	$0.31
Equity Prices	$2.64	$1.51	$2.71	$1.19	$1.43	$0.58
Currency Rates	$0.29	$0.03	$0.36	$0.02	$0.60	$0.02
Commodity Prices	$1.85	$0.31	$0.96	$0.03	$0.55	$0.01

Firmwide	$3.09	$1.75	$2.86	$1.17	$1.49	$0.81

We continue to enhance our VaR methodology as the diversification of our products expands. Therefore, certain reclassifications and adjustments to prior period information have been incorporated into our VaR methodology and are reflected in the tables set forth above. Average daily VaR increased from $1.08 million during the fourth quarter of 2004 to $2.21 million during the first quarter of 2005 mainly due to increase in exposure to equity prices. Average daily VaR increased from $2.21 million during the first quarter of 2005 to $2.40 million during the second quarter of 2005 mainly due to increase in exposure to commodity prices and interest rates. Also, the increase in exposure to commodity prices contributed to the increase in the average diversification benefit of our portfolio from -$0.81 million (or 27% of sum of the risk categories VaR) during the first quarter of 2005 to -$1.33 million (or 36% of sum of the risk categories VaR) during the second quarter of 2005.
The following table presents our daily VaR over the last three quarters:
Daily VaR Trend

JEFFERIES GROUP, INC. AND SUBSIDIARIES
VaR Back-Testing
The comparison of daily revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated no outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the second quarter 2005. An efficient model for the one-day, 95% VaR should not have more than twelve (1 out of 20) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in the second quarter 2005.
VaR is a model that predicts the future risk based on historical data. We could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. In addition, the VaR model measures the risk of a current static position over a one-day horizon and might not predict the future position. When comparing our value-at-risk numbers to those of other firms, it is important to remember that different methodologies could produce significantly different results.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of regulatory matters arising out of the conduct of our business. Our management, based on currently available information, does not believe that any matter will have a material adverse effect on our financial condition, although, depending on our results for a particular period, an adverse determination or settlements could be material for a particular period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On May 17, 2005, we issued 315,597 shares of common stock to the owners of Helix Associates Limited as partial consideration for the purchase of substantially all of its assets and business. The shares of common stock were issued in a transaction not involving a public offering and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Plans or Programs
April 1 – April 30, 2005	1,726	37.78	—	987,900
May 1 – May 31, 2005	36,498	33.91	34,300	953,600
June 1 – June 30, 2005	—	—	—	953,600

Total	38,224	34.08	34,300	953,600
(1) We repurchased an aggregate of 3,924 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans.
(2) On October 24, 2002, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to 1,500,000 shares of our stock. As of June 30, 2005, we were authorized to repurchase, from time to time, up to 953 ,600 shares under our publicly announced program, after adjusting for the 2-for-1 stock split effected as a stock dividend on August 15, 2003. On July 19, 2005, we repurchased 625,000 shares from John C. Shaw, Jr., at a per share price of $35.40. On July 26, 2005, we issued a press release announcing an amendment to our repurchase program and the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of the Company’s shareholders was held on May 23, 2005. At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

	For	Withheld	Non-vote
Election of Directors
W. Patrick Campbell	46,526,980	4,308,325	0
Richard G. Dooley	47,305,168	3,530,137	0
Richard B. Handler	46,155,777	4,679,528	0
Frank J. Macchiarola	46,526,980	4,308,325	0
John C. Shaw, Jr.	46,550,929	4,284,376	0
Item 6. Exhibits
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.
3.2	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.

(Registrant)

Date: August 8, 2005	By:	/s/	Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer