Form 10-Q
period 2005-09-30
JEFFERIES GROUP INC /DE/
filed 2005-10-25
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 58,083,213 shares as of the close of business September 30, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

JEFFERIES GROUP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$220,369	$284,111
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	671,136	553,720
Short term bond funds	6,989	6,861
Investments	116,795	97,586
Investments in managed funds	260,607	195,982
Securities borrowed	8,413,794	10,232,950
Receivable from brokers, dealers and clearing organizations	536,343	312,973
Receivable from customers	869,590	371,842
Securities owned	1,588,503	649,299
Securities pledged to creditors	77,806	597,434
Premises and equipment	67,003	57,749
Goodwill	209,576	134,936
Other assets	563,059	329,185

	$13,601,570	$13,824,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$—	$70,000
Securities loaned	7,998,627	9,330,980
Payable to brokers, dealers and clearing organizations	472,219	376,735
Payable to customers	1,208,124	702,200
Securities sold, not yet purchased	1,289,130	1,120,173
Accrued expenses and other liabilities	612,294	361,254

	11,580,394	11,961,342
Long-term debt	781,443	789,067
Minority interest	37,873	35,086

	12,399,710	12,785,495

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 70,116,943 shares in 2005 and 66,700,773 shares in 2004	7	7
Additional paid-in capital	795,934	617,587
Unearned compensation	(144,964)	(109,366)
Retained earnings	766,110	677,464
Less:
Treasury stock, at cost, 12,033,730 shares in 2005 and 9,411,464 shares in 2004	(211,171)	(149,039)
Accumulated other comprehensive gain (loss):
Currency translation adjustments	2,812	9,348
Additional minimum pension liability	(6,868)	(6,868)

Total accumulated other comprehensive gain (loss)	(4,056)	2,480

Total stockholders’ equity	1,201,860	1,039,133

	$13,601,570	$13,824,628

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended				Nine Months Ended
	Sept. 30		Sept. 30,		Sept. 30,		Sept. 30,
	2005		2004		2005		2004
Revenues:
Commissions	$58,157		$62,020		$185,304		$200,325
Principal transactions	104,415		109,012		261,887		277,669
Investment banking	107,556		72,122		327,517		247,066
Asset management fees and investment income from managed funds	21,667		11,618		63,385		54,030
Interest	81,467		35,948		212,738		85,132
Other	4,822		2,382		15,309		9,144

Total revenues	378,084		293,102		1,066,140		873,366
Interest expense	78,804		39,316		204,292		93,206

Revenues, net of interest expense	299,280		253,786		861,848		780,160

Non-interest expenses:
Compensation and benefits	167,033		141,434		481,024		436,191
Floor brokerage and clearing fees	11,059		12,770		35,350		39,750
Technology and communications	16,432		16,029		50,053		48,632
Occupancy and equipment rental	10,936		10,250		32,852		29,306
Business development	9,651		7,189		27,698		24,529
Other	16,632		11,164		44,851		30,907

Total non-interest expenses	231,743		198,836		671,828		609,315

Earnings before income taxes and minority interest	67,537		54,950		190,020		170,845
Income taxes	26,143		21,516		73,209		63,980

Earnings before minority interest	41,394		33,434		116,811		106,865
Minority interest in earnings of consolidated subsidiaries, net	2,799		1,159		6,107		10,895

Net earnings	$38,595		$32,275		$110,704		$95,970

Earnings per share:
Basic	$0.62		$0.56		$1.80		$1.68
Diluted	$0.57		$0.51		$1.64		$1.51

Weighted average shares:
Basic	62,224		57,833		61,434		57,233
Diluted	68,112		63,867		67,374		63,616

Fixed charge coverage ratio	5.6	X	4.8	X	5.4	X	5.6	X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED DECEMBER 31, 2004
(Dollars in thousands, except per share amounts)

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2005	2004
Common stock, par value $.0001 per share
Balance, beginning of year	$7	$6
Issued stock	—	1

Balance, end of period	$7	$7

Additional paid in capital
Balance, beginning of year	$617,587	$443,022
Stock-based grants (1)	125,752	148,567
Proceeds from exercise of stock options	29,062	10,184
Tax benefits	23,533	15,814

Balance, end of period	$795,934	$617,587

Unearned stock compensation
Balance, beginning of year	$(109,366)	$(78,248)
Grants	(105,629)	(106,670)
Amortization expense	48,491	54,935
Previously expensed compensation	16,795	13,904
Forfeitures	4,745	6,713

Balance, end of period	$(144,964)	$(109,366)

Retained earnings
Balance, beginning of year	$677,464	$567,632
Net earnings	110,704	131,366
Dividends	(22,058)	(21,534)

Balance, end of period	$766,110	$677,464

Treasury stock, at cost
Balance, beginning of year	$(149,039)	$(91,908)
Purchases	(69,951)	(59,492)
Returns / forfeitures	(3,525)	(8,525)
Issued	11,344	10,886

Balance, end of period	$(211,171)	$(149,039)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$2,480	$(2,133)
Currency adjustment	(6,536)	4,017
Pension adjustment	—	596

Balance, end of period	$(4,056)	$2,480

Net stockholders’ equity	$1,201,860	$1,039,133

(1)	Includes grants related to various compensation plans and acquisitions.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2005	2004

Cash flows from operating activities:

Net earnings	$110,704	$95,970

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,913	10,959
Accruals related to various benefit plans, stock issuances, net of forfeitures	70,975	93,752
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(117,416)	(233,521)
(Increase) decrease in receivables:
Securities borrowed	1,819,112	(2,049,073)
Brokers, dealers and clearing organizations	(234,576)	(219,351)
Customers	(513,173)	(123,553)
Increase in securities owned	(938,936)	(196,524)
Decrease (increase) in securities pledged to creditors	519,628	(67,901)
Increase in other assets	(227,292)	(31,979)
Increase (decrease) in operating payables:
Securities loaned	(1,332,353)	1,457,969
Brokers, dealers and clearing organizations	104,829	432,025
Customers	519,712	211,076
Increase in securities sold, not yet purchased	168,957	352,769
Increase in accrued expenses and other liabilities	268,577	7,203
Increase (decrease) in minority interest	2,787	(14,232)

Total adjustments	118,744	(370,381)

Net cash provided by (used in) operating activities	229,448	(274,411)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2005	2004

Cash flows from investing activities:
(Increase) decrease in short term bond funds	(128)	21,010
Increase in investments	(18,388)	(2,043)
Increase in investments in managed funds	(64,625)	(57,298)
Net additional acquisition payments	(58,336)	(5,941)
Purchase of premises and equipment	(16,773)	(10,658)

Net cash used in investing activities	(158,250)	(54,930)

Cash flows from financing activities:
Net proceeds from (payments on):
Bank loans	(70,000)	176,000
Issuance of 5 1/2% Senior Notes	—	347,809
Retirement of 10% Senior Notes	—	(300)
Repurchase of treasury stock	(69,951)	(59,382)
Dividends	(22,058)	(15,539)
Exercise of stock options, not including tax benefits	29,062	8,959

Net cash (used in) provided by financing activities	(132,947)	457,547

Effect of foreign currency translation on cash	(1,993)	(558)

Net (decrease) increase in cash and cash equivalents	(63,742)	127,648

Cash and cash equivalents — beginning of period	284,111	107,876

Cash and cash equivalents — end of period	$220,369	$235,524

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$208,510	$92,845
Income taxes	$54,344	$59,045

Helix Associates acquisition:
Fair value of assets acquired, including goodwill	$40,151
Liabilities assumed	(3,621)
Stock issued (315,597 shares)	(9,498)

Cash paid for acquisition	$27,032

Randall & Dewey acquisition:
Fair value of assets acquired, including goodwill	$48,578
Stock issued (456,442 shares)	(17,500)

Cash paid for acquisition	$31,078

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., formerly known as Helfant Group, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are included in other revenue.

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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in accumulated other comprehensive income, a component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Earnings.
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
Investments in Managed Funds
Investments in managed funds includes the Company’s investments in funds managed by the Company and the Company’s investments in third-party managed funds in which the Company is entitled to a portion of the management and/or performance fees. Investments in managed funds are carried at fair value.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Financial Instruments
Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount, except for the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 hedged by interest rate swaps which is carried at fair value. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.
In addition to the interest rate swaps mentioned above, the Company has derivative financial instrument positions in exchange traded and over-the-counter option contracts, foreign exchange forward contracts, index futures contracts, commodities swap and option contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition.
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
Stock-Based Compensation
On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation” as amended by FASB No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. There were no stock option grants in the first nine months of 2005. Additionally, in the first nine months of 2005 the Company recorded compensation expense of $1.4 million related to the Company’s Employee Stock Purchase Plan, based on a discount from market. There were grants of restricted stock and restricted stock units, most of which relate to 2004 employee compensation, totaling 2,980,888 shares and $105.6 million in the first nine months of 2005. Grants of restricted stock and restricted stock units are expensed by the Company over the vesting period, based on the estimated fair value of the award on the date of grant.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months	Full Year
	2005	2004
	(Shares in 000s)
Restricted stock
Balance, beginning of year	5,271	5,811
Grants	961	1,763
Forfeited	(278)	(298)
RSU conversion	(1,456)	(455)
Vested	(837)	(1,550)

Balance, end of period	3,661	5,271

	Nine Months	Full Year
	2005	2004
	(Shares in 000s)
Restricted stock units (RSU)
Balance, beginning of year	6,029	3,433
Grants, includes dividends	2,020	1,564
Restricted stock conversion	1,456	455
Deferral expiration	(106)	—
Forfeited	(51)	—
Grants related to stock option exercises	67	577

Balance, end of period	9,415	6,029

In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than applying the fair value method provisions of FASB No. 123. Accordingly, the Company has not recognized compensation expense related to stock options granted prior to January 1, 2003 and shares issued to participants in the Company’s employee stock purchase plan prior to January 1, 2003. Therefore, the cost of $51.0 million and $49.1 million related to stock-based compensation included in the determination of net income for the first nine months of 2005 and 2004, respectively, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Net earnings, as reported	$38,595	$32,275	$110,704	$95,970
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	9,188	8,842	29,726	28,589
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,337)	(9,440)	(30,458)	(30,527)

Pro forma net earnings	$38,446	$31,677	$109,972	$94,032

Earnings per share:
Basic — as reported	$0.62	$0.56	$1.80	$1.68

Basic — pro forma	$0.62	$0.55	$1.79	$1.64

Diluted — as reported	$0.57	$0.51	$1.64	$1.51

Diluted — pro forma	$0.56	$0.50	$1.63	$1.48

Recent Accounting Developments
In December 2004, the FASB issued a revision to FASB No. 123, FASB No. 123R, “Share-Based Payments.” FASB No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. FASB No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced new rules that require companies to implement FASB No. 123R by the start of their fiscal year beginning after June 15, 2005. Among other requirements, FASB No. 123R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. Management is currently evaluating the effect of adoption of FASB No. 123R on the Company’s financial condition, results of operations and cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Asset Management Fees and Investment Income From Managed Funds
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	September 30,	September 30,
	2005	2004
Assets under management:
Fixed Income (1)	$717	$590
Equities (2)	523	435
Convertibles (3)	1,576	1,199
Real Assets (4)	182	164

	2,998	2,388

Assets under management by third parties (5):
Equities, Convertibles and Fixed Income	399	882
Private Equity	1,035	625

	1,434	1,507

Total	$4,432	$3,895

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO and the Victoria Falls CLO, but does not include third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Managed convertible bond assets.

(4)	The Jefferies Real Asset Fund.

(5)	Third party managed funds in which the Company has a 50% or less interest in the entities that manage these assets or otherwise receives a portion of the management or incentive fees. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.
The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Asset management fees:
Fixed Income (1)	$6,246	$3,162	$16,427	$8,497
Equities (2)	5,348	2,278	16,448	9,409
Convertibles (3)	1,375	1,592	3,873	5,776
Real Assets (4)	1,269	958	5,979	2,054

	14,238	7,990	42,727	25,736
Investment income from managed funds	7,429	3,628	20,658	28,294

Total	$21,667	$11,618	$63,385	$54,030

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO and the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the quarters ended September 30, 2005 and 2004 (in millions of dollars):
Quarter Ended September 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds —	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds

Fixed Income (1)	$142.6	$8.2	$2.6	$5.6
Equities (2)	65.0	(1.1)	0.1	(1.2)
Convertibles (3)	11.2	0.2	—	0.2
Real Assets (4).	10.5	0.1	—	0.1

Total	$229.3	$7.4	$2.7	$4.7

Quarter Ended September 30, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds —	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds

Fixed Income (1)	$104.5	$5.3	$1.4	$3.9
Equities (2)	52.9	(0.9)	—	(0.9)
Convertibles (3)	11.8	(0.8)	—	(0.8)
Real Assets (4).	10.1	0.0	—	0.0

Total	$179.3	$3.6	$1.4	$2.2

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund.

(5)	The Company has excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the nine-month periods ended September 30, 2005 and 2004 (in millions of dollars):
Nine Months Ended September 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds —	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds

Fixed Income (1)	$137.2	$13.1	$6.1	$7.0
Equities (2)	62.9	6.6	0.2	6.4
Convertibles (3)	11.2	0.1	—	0.1
Real Assets (4).	10.5	0.9	—	0.9

Total	$221.8	$20.7	$6.3	$14.4

Nine Months Ended September 30, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds —	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds

Fixed Income (1)	$100.9	$19.5	$4.2	$15.3
Equities (2)	31.1	9.0	4.6	4.4
Convertibles (3)	12.2	(0.5)	—	(0.5)
Real Assets (4).	8.9	0.3	—	0.3

Total	$153.1	$28.3	$8.8	$19.5

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund.

(5)	The Company has excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Cash, Cash Equivalents, and Short-Term Investments
The Company generally invests its excess cash in money market funds and other short-term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days (“readily convertible into cash”). The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash as of September 30, 2005 and December 31, 2004 (in thousands of dollars):

	September 30, 2005	December 31, 2004

Cash and cash equivalents:
Cash in banks	$53,587	$105,814
Money market investments	166,782	178,297

Total cash and cash equivalents	220,369	284,111
Cash and securities segregated (1)	671,136	553,720
Short-term bond funds	6,989	6,861
Auction rate preferreds (2)	26,847	50,365
Mortgage-backed securities (2)	15,608	27,511
Asset-backed securities (2)	33,469	21,093

	$974,418	$943,661

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Securities Owned (see Note 4 below). Items are financial instruments utilized in the Company’s overall cash management activities and are readily convertible to cash.
Note 4. Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased
The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 30, 2005 and December 31, 2004 (in thousands of dollars):

	September 30, 2005		December 31, 2004
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate debt securities	$673,604	$579,568	$189,684	$480,882
U.S. Government and agency obligations	372,163	351,591	26,954	96,747
Corporate equity securities	328,544	289,098	217,478	503,536
High-yield securities	109,657	25,603	92,364	20,340
Asset-backed securities	33,469	—	21,093	—
Options	28,611	42,893	22,775	18,044
Auction rate preferreds	26,847	—	50,365	—
Mortgage-backed securities.	15,608	—	27,511	—
Other	—	377	1,075	624

	$1,588,503	$1,289,130	$649,299	$1,120,173

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of the market value of major categories of securities pledged to creditors as of September 30, 2005 and December 31, 2004 (in thousands of dollars):

	September 30, 2005	December 31, 2004

Corporate equity securities	$51,326	$99,407
High-yield securities	14,261	25,929
Corporate debt securities	12,219	429,278
U.S. Government and agency obligations	—	42,820

	$77,806	$597,434

Note 5. Bank Loans
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At September 30, 2005, there were no bank loans outstanding. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. Unsecured bank loans were $70 million at December 31, 2004. Average daily bank loans for the three-month and nine-month periods ending September 30, 2005 were $4.9 million and $11.9 million, respectively.
Note 6. Long-Term Debt
The following summarizes long-term debt outstanding as of September 30, 2005 and December 31, 2004 (in thousands of dollars):

	September 30, 2005	December 31, 2004

7 1/2% Senior Notes, due 2007, less unamortized discount of $53 (2005)	$99,947	$99,926
7 3/4% Senior Notes, due 2012, less unamortized discount of $5,523 (2005)	333,403	341,184
5 1/2% Senior Notes, due 2016, less unamortized discount of $1,907 (2005)	348,093	347,957

	$781,443	$789,067

The Company has entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 6.0%. The fair value of the mark to market of the swaps was positive $13.9 million as of September 30, 2005, which was recorded as an increase in the book value of the debt and an increase in other assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Pension
The following summarizes the net periodic pension cost for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2005	2004	2005	2004

Net pension cost included the following components:
Service cost — benefits earned during the period	$543	$631	$1,535	$1,354
Interest cost on projected benefit obligation	661	677	1,890	1,780
Expected return on plan assets	(658)	(561)	(1,581)	(1,285)
Amortization of prior service cost	(3)	(3)	(9)	(9)
Amortization of net loss (gain)	211	365	807	827

Net periodic pension cost	$754	$1,109	$2,642	$2,667

The Company has contributed approximately $3.3 million to its pension plan during 2005 and does not anticipate contributing any more during the remainder of 2005.
Note 8. Minority Interest
Minority interest primarily represents the minority equity holders’ proportionate share of the equity of JEOF. At September 30, 2005, the Company controlled and owned approximately 31% of JEOF.
Note 9. Earnings Per Share
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Earnings	$38,595	$32,275	$110,704	$95,970

Shares:
Average shares used in basic computation	62,224	57,833	61,434	57,233
Stock options	1,269	1,730	1,489	1,965
Unvested restricted stock and restricted stock units	4,619	4,304	4,451	4,418

Average shares used in diluted computation	68,112	63,867	67,374	63,616

Earnings per share:
Basic	$0.62	$0.56	$1.80	$1.68

Diluted	$0.57	$0.51	$1.64	$1.51

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 30, 2005 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at June 30, 2005	$3,440	$(6,868)	$(3,428)
Change in third quarter of 2005	(628)	—	(628)

Ending at September 30, 2005	$2,812	$(6,868)	$(4,056)

The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 30, 2004 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at June 25, 2004	$5,987	$(7,464)	$(1,477)
Change in third quarter of 2004	(1,214)	—	(1,214)

Ending at September 30, 2004	$4,773	$(7,464)	$(2,691)

Comprehensive income for the three months ended September 30, 2005 and 2004 was as follows (in thousands of dollars):

	September 30,	September 30,
	2005	2004
Net earnings	$38,595	$32,275
Other comprehensive loss	(628)	(1,214)

Comprehensive income	$37,967	$31,061

The following summarizes other comprehensive loss and accumulated other comprehensive gain (loss) at September 30, 2005 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain (Loss)
Beginning at December 31, 2004	$9,348	$(6,868)	$2,480
Change in first nine months of 2005	(6,536)	—	(6,536)

Ending at September 30, 2005	$2,812	$(6,868)	$(4,056)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following summarizes other comprehensive loss and accumulated other comprehensive loss at September 30, 2004 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2003	$5,331	$(7,464)	$(2,133)
Change in first nine months of 2004	(558)	—	(558)

Ending at September 30, 2004	$4,773	$(7,464)	$(2,691)

Comprehensive income for the nine months ended September 30, 2005 and 2004 was as follows (in thousands of dollars):

	September 30,	September 30,
	2005	2004
Net earnings	$110,704	$95,970
Other comprehensive loss	(6,536)	(558)

Comprehensive income	$104,168	$95,412

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
As of September 30, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$191,865	$170,989
Jefferies Execution	$13,570	$13,320
Note 12. Quarterly Dividends
In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter
2005	$.120	$.120	$.120
2004	$.080	$.080	$.100
On October 18, 2005, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.15 per share of common stock, up 25% from $0.12 per share. The dividend will be payable on December 15, 2005 to stockholders of record as of November 15, 2005.

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
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. JFP believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $(141.7) million and $(26.4) million, respectively at September 30, 2005 and $17.3 million and $(6.5) million, respectively at December 31, 2004.
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of September 30, 2005:

	0 — 12	1 — 5	5 — 10
(in millions)	Months	Years	Years	Total

Swaps	$(141.7)	$—	$—	$(141.7)
Options	—	(25.7)	(0.7)	(26.4)
FX forwards	—	(0.1)	—	(0.1)
Exchange—traded futures and options	182.0	1.8	—	183.8

Total	$40.3	$(24.0)	$(0.7)	$15.6

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
At September 30, 2005 and December 31, 2004, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
	September 30,	December 31,
(in millions)	2005	2004
Counterparty credit quality:
A or higher	$(168.2)	$17.3
Exchange-traded futures and options (1)	183.8	(6.0)

Total	$15.6	$11.3

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
At September 30, 2005 and December 31, 2004 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
	September 30,	December 31,
(in millions)	2005	2004

Foundations, trust and endowments	$(22.2)	$—
Financial services	(45.2)	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	(100.8)	17.3
Exchanges (1)	183.8	(6.0)

Total	$15.6	$11.3

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
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
We record trading derivative contracts at fair value with realized and unrealized gains and losses recognized in principal transactions in the Consolidated Statement of Earnings on a trade date basis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 6.0%. The fair value of the mark to market of the swaps was positive $13.9 million as of September 30, 2005, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
The following table presents the fair value of derivatives at September 30, 2005 and December 31, 2004. The fair value of assets/liabilities related to derivative contracts at September 30, 2005 and December 31, 2004 represent the Company’s receivable/payable for derivative financial instruments before consideration of securities collateral.

	September 30, 2005		December 31, 2004
(in thousands)	Assets	Liabilities	Assets	Liabilities

Futures contracts	$276,214	$(94,285)	$338	$(10,239)
Commodity related swaps	171	(141,938)	20,497	(3,531)
Option contracts	28,705	(44,258)	22,775	(18,044)
Foreign exchange forward contracts	81	(64)	—	(27)
Interest rate swaps	13,926	—	22,209	—
Note 15. Commitments, Contingencies and Guarantees
Standby Letters of Credit. In the normal course of business, the Company had letters of credit outstanding aggregating $47.3 million at September 30, 2005 ($25.0 million in letters of credit were added since quarter-end), mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of aggregate liability of $0. As of September 30, 2005, there were no draw downs on these letters of credit.
Undrawn Bank Credit. As of September 30, 2005, the Company had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL.
Equity Committments.
     On October 7, 2004, the Company entered into an agreement with Babson Capital and MassMutual to form Jefferies Babson Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Jefferies Babson Finance LLC will be capitalized over time with $250 million in equity commitments, provided equally by Jefferies Group, Inc. and Babson Capital’s parent, MassMutual, and will be leveraged. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of September 30, 2005, the Company funded $12.0 million of its aggregate commitment leaving $113.0 million unfunded.
     On May 12, 2005, the Company committed to invest an aggregate of $34.4 million in Jefferies Capital Partners IV L.P. and its related parallel funds. As of September 30, 2005, the Company funded approximately $1.2 million of its aggregate commitment leaving $33.2 million unfunded. See Note 18 for additional information.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Jefferies Financial Products, LLC. In July 2004, JFP entered into a credit intermediation facility with an “AA”-rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into a back-to-back transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is generally responsible to the Bank for the performance of JFP’s customers. The Company guarantees the performance of JFP to the Bank under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP. The Company also guarantees the performance of JFP to trading counterparties of JFP and various banks and other entities which provide futures clearing to JFP.
High Yield Loan Commitments. From time to time the Company makes commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. The Company defines high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. Although the Company had commitments to non-investment grade borrowers during the first nine months of 2005 the Company did not have any commitments outstanding to non-investment grade borrowers as of September 30, 2005 and December 31, 2004.
Other Commitments. As of September 30, 2005, the Company had commitments to invest up to $13.8 million in various other investments.
Other Guarantees. In the normal course of business the Company provides guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company’s obligations under such guarantees could exceed the collateral amounts posted; however, the potential for the Company to be required to make payments under such guarantees is deemed remote. The Company has guaranteed certain of the obligations of an employee parallel fund to Jefferies Capital Partners IV L.P., including a guarantee of up to an aggregate of approximately $30 million in bank loans committed to such employee fund.
Note 16. Segment Reporting
The Company’s operations have been classified into a single business segment, a securities broker-dealer, which includes several types of financial services. This segment includes the traditional securities brokerage and investment banking activities of the Company. Traditional securities brokerage and investment banking activities account for over 90% of total revenue for the nine months ended September 30, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17. Goodwill
The following is a summary of goodwill as of September 30, 2005 (in thousands of dollars):

	2004	2005	2005	Acquisition
Acquisition	Balance	Activity	Balance	Date

Broadview International LLC	$48,827	$(1,243)	$47,584	Dec. 2003
Randall & Dewey	—	45,325	45,325	Jan. 2005
Helfant Group, Inc.	26,062	—	26,062	Sept. 2001
Quarterdeck Investment Partners, LLC	25,170	5,025	30,195	Dec. 2002
Bonds Direct Securities LLC	20,943	—	20,943	Sept. 2004
The Europe Company	11,123	—	11,123	Aug. 2000
Helix Associates	—	25,307	25,307	May 2005
Other	2,811	226	3,037	Aug. 2000

	$134,936	$74,640	$209,576

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
Note 18. New Purchase Agreement
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
Analysis of Financial Condition
Total assets decreased $223.0 million, or 2%, from $13,824.6 million at December 31, 2004 to $13,601.6 million at September 30, 2005. Securities borrowed decreased $1,819.2 million and securities loaned decreased $1,322.4 million. The decreases in securities borrowed and securities loaned are mostly related to a change in the financing of the Bonds Direct securities inventories.
The decrease in securities borrowed was partially offset by increases in the following asset categories; $497.7 million in receivable from customers and $419.6 million in securities owned and securities pledged to creditors.
The decrease in securities loaned was partially offset by increases in the following liability categories; $505.9 million in payable to customers and $251.0 million in accrued expenses.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	September 30, 2005	December 31, 2004

Stockholders’ equity	$1,201,860	$1,039,133
Less: Goodwill	(209,576)	(134,936)

Tangible stockholders’ equity	$992,284	$904,197

Stockholders’ equity	$1,201,860	$1,039,133
Add: Projected tax benefit on vested portion of restricted stock	121,673	99,057

Pro forma stockholders’ equity	$1,323,533	$1,138,190

Tangible stockholders’ equity	$992,284	$904,197
Add: Projected tax benefit on vested portion of restricted stock	121,673	99,057

Pro forma tangible stockholders’ equity	$1,113,957	$1,003,254

Shares outstanding	58,083,213	57,289,309
Add: Shares not issued, to the extent of related expense amortization	9,804,151	8,065,362
Less: Shares issued, to the extent related expense has not been amortized	(1,455,257)	(2,006,365)

Adjusted shares outstanding	66,432,107	63,348,306

Book value per share (1)	$20.69	$18.14

Pro forma book value per share (2)	$19.92	$17.97

Tangible book value per share (3)	$17.08	$15.78

Pro forma tangible book value per share (4)	$16.77	$15.84

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
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

The following provides a breakdown of total revenues by source for the three-month periods ended September 30, 2005 and 2004 (in thousands of dollars).

	Three Months Ended
	September 30, 2005		September 30, 2004
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Commissions and principal transactions:
Equities	$105,360	28%	$127,764	43%
High Yield	20,985	6	10,845	4
Convertibles	9,514	2	9,368	3
Execution	5,074	1	7,989	3
Bonds Direct	7,612	2	11,604	4
Other proprietary	14,027	4	3,462	1

Total	162,572	43	171,032	58
Investment banking	107,556	28	72,122	25
Asset management fees and investment income from managed funds:
Asset management fees	14,239	4	7,990	3
Investment income from managed funds	7,428	2	3,628	1

Total	21,667	6	11,618	4
Interest	81,467	22	35,948	12
Other	4,822	1	2,382	1

Total revenues	$378,084	100%	$293,102	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the nine-month periods ended September 30, 2005 and 2004 (in thousands of dollars).

	Nine Months Ended
	September 30, 2005		September 30, 2004
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

Commissions and principal transactions:
Equities	$292,344	27%	$341,969	39%
High Yield	51,823	5	35,055	4
Convertibles	26,577	3	34,505	4
Execution	17,606	2	25,196	3
Bonds Direct	21,986	2	33,551	4
Other proprietary	36,855	3	7,718	1

Total	447,191	42	477,994	55
Investment banking	327,517	31	247,066	28
Asset management fees and investment income from managed funds:
Asset management fees	42,728	4	25,736	3
Investment income from managed funds	20,657	2	28,294	3

Total	63,385	6	54,030	6
Interest	212,738	20	85,132	10
Other	15,309	1	9,144	1

Total revenues	$1,066,140	100%	$873,366	100%

Third Quarter 2005 Versus Third Quarter 2004
Overview
Revenues, net of interest expense, increased $45.5 million, or 18%, to $299.3 million, compared to $253.8 million for the third quarter of 2004. The increase was primarily due to a $35.4 million, or 49%, increase in investment banking, a $10.0 million, or 86%, increase in asset management fees and investment income from managed funds, a $6.0 million increase in net interest revenues (interest income less interest expense), and a $2.4 million increase in other revenues, partially offset by a $8.5 million, or 5%, decrease in trading revenues (commissions and principal transactions).
Equity Product Revenue
Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the third quarter was $105.4 million, down 18% from last year’s third quarter. The decrease in equity product revenue was due to moderate volatility in the market, a decline in block trading volume as a percentage of total volume and decreased block trading opportunities.
High Yield Product Revenue
High yield product revenue for the quarter, not including origination revenues, was $21.0 million, up 93% over last year’s third quarter. This increase was generally due to increased trading activity as a result of significant investment in High Yield Sales, Trading and Research personnel, a strong trading environment in core sectors, and an increase in proprietary trading profits offset by the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter secondary trading margins. Revenues were also negatively impacted by rising interest rates and increased competition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Convertible Product Revenue
Convertible product revenue for the quarter was $9.5 million, up 2% from last year’s third quarter due to increased customer activity.
Execution Product Revenue
Execution product revenue was $5.1 million, down 36% from last year’s third quarter. The decrease in execution revenue was due to declines in volume traded by our hedge fund customers, our sell-side $2 broker customers, and our Canadian-US arbitrage trading customers.
Bonds Direct Product Revenue
Bonds Direct product revenue was $7.6 million, down 34% from last year’s third quarter. The decrease was driven by the decreased demand for “odd lot” corporate bonds, reduced client activity in treasuries and the impact of the roll out of TRACE resulting in tighter spreads.
Other Proprietary Revenue
Other proprietary includes revenues from the commodity index swap, option and futures transactions of Jefferies Financial Products, LLC (“JFP”), correspondent clearing and stock lending related activities as well as non-core revenues from other sources. Other proprietary revenue was $14.0 million for the quarter, up 305% from last year’s third quarter. The increase in other proprietary revenue this period was primarily the result of the increase in the notional amount of JFP’s commodity index swap, option and futures transactions and related trading and arbitrage activity over the period and as well as proprietary gains on private equity and other funds, offset by an extremely difficult trading environment resulting from Hurricanes Katrina and Rita.
Investment Banking Product Revenue

	Three Months Ended
	September 30,	September 30,	Percentage
	2005	2004	Change
	(Dollars in Thousands)
Capital markets	$51,463	$43,405	19%
Advisory	56,093	28,717	95%

Total	$107,556	$72,122	49%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $51.5 million, an increase of 19% from the comparable period in 2004. The increase in capital markets revenues can be attributed primarily to the increase in lead or co-manager assignments for high yield offerings in the consumer, energy and financial service sectors.
Revenues from advisory activities were $56.1 million, an increase of 95% from the comparable period of 2004. The increase can primarily be attributable to services rendered on assignments in the technology, energy and fund placement sectors. In addition, the acquisitions of Randall & Dewey and Helix Associates in the first half of 2005 generated increased revenue in the exploration & production and fund placement sectors.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Asset Management Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $21.7 million for the quarter, up 86% over last year’s third quarter. The increase in asset management revenue this quarter was a result of increased management, administrative and performance fees as well as an increase in investment income from managed funds.
Net Interest Revenue
Interest income increased $45.5 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $39.5 million primarily as a result of increased stock lending activity and increases in interest rates.
Compensation and Benefits
Compensation and benefits increased $25.6 million, or 18%, consistent with the 18% increase in net revenues. The ratio of compensation to net revenues was approximately 56% for both the third quarter of 2005 and 2004.
The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	3rd Quarter	3rd Quarter
	2005	2004

Stock based compensation (1)	$16,030	$16,206
Net revenues	$299,280	$253,786
Compensation and benefits	$167,033	$141,434
Average employees	2,001	1,749

Stock based compensation / net revenues	5%	6%
Stock based compensation / compensation and benefits	10%	11%
Annualized average net stock based compensation / employee	$19	$23

(1)	Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.
Non-Personnel Expenses
Non-Personnel expenses was $215.1 million, up about 13% over last year’s third quarter. The increase in non-personnel expenses is primarily the result of the firm’s contribution to the Hurricane Katrina effort, the cost associated with the expansion of our business platform, and higher legal and compliance costs.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes and minority interest were up $12.6 million, or 23%, to $67.5 million, compared to $54.9 million for the same prior year period. The effective tax rates were approximately 38.7% and 39.2% for the third quarter of 2005 and 2004, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Minority Interest
Minority interest was up $1.6 million, or 142%, to $2.8 million, compared to $1.2 million for the third quarter of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities.
Earnings per Share
Basic net earnings per share were $0.62 for the third quarter of 2005 on 62,224,000 shares compared to $0.56 in the 2004 period on 57,833,000 shares. Diluted net earnings per share were $0.57 for the third quarter of 2005 on 68,112,000 shares compared to $0.51 in the comparable 2004 period on 63,867,000 shares.
First Nine Months 2005 Versus First Nine Months 2004
Overview
Revenues, net of interest expense, increased $81.7 million, or 10%, to $861.8 million, compared to $780.2 million for the first nine months of 2004. The increase was primarily due to a $80.5 million, or 33%, increase in investment banking, a $16.5 million increase in net interest revenues (interest income less interest expense), a $9.4 million, or 17%, increase in asset management fees and investment income from managed funds and a $6.2 million increase in other revenues, partially offset by a $30.8 million, or 6%, decrease in trading revenues (commissions and principal transactions).
Equity Product Revenue
Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue for the first nine months was $292.3 million, down 15% from last year’s first nine months. The decrease in equity product revenue was due to moderate volatility in the market, a decline in block trading volume as a percentage of total volume and decreased block trading opportunities.
High Yield Product Revenue
High yield product revenue for the first nine months, not including origination revenues, was $51.8 million, up 48% over last year’s first nine months. This increase was generally due to increased trading activity as a result of significant investment in High Yield Sales, Trading and Research personnel, a strong trading environment in core sectors, and an increase in proprietary trading profits offset by the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter secondary trading margins. Revenues were also negatively impacted by rising interest rates and increased competition.
Convertible Product Revenue
Convertible product revenue for the first nine months was $26.6 million, down 23% from last year’s first nine months. The decrease is attributed to the impact of the roll out of TRACE resulting in tighter spreads. Revenues were also impacted by reduced customer activity in this asset class.
Execution Product Revenue
Execution product revenue was $17.6 million, down 30% from last year’s first nine months. The decrease in execution revenue was due to declines in volume traded by our hedge fund customers, our sell-side $2 broker customers, and our Canadian-US arbitrage trading customers.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Bonds Direct Product Revenue
Bonds Direct product revenue was $22.0 million, down 34% from last year’s first nine months. The decrease was driven by the decreased demand for “odd lot” corporate bonds and the impact of the roll out of TRACE resulting in tighter spreads.
Other Proprietary Revenue
Other proprietary includes revenues from the commodity index, swap, option and futures transactions of Jefferies Financial Products, LLC (“JFP”), correspondent clearing and stock lending related activities as well as non-core revenues from other sources. Other proprietary revenue was $36.9 million for the first nine months, up 378% from last year’s first nine months. The increase in other proprietary revenue this period was primarily the result of the increase in the notional amount of JFP’s commodity index swap, option and futures transactions and related trading and arbitrage activity over the period and as well as proprietary gains on private equity and other funds, offset by an extremely difficult trading environment resulting from Hurricanes Katrina and Rita.
Investment Banking Product Revenue

	Nine Months Ended
	September 30,	September 30,	Percentage
	2005	2004	Change
	(Dollars in Thousands)
Capital markets	$172,450	$129,137	34%
Advisory	155,067	117,929	31%

Total	$327,517	$247,066	33%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $172.5 million, an increase of 34% from the comparable period in 2004. The increase in capital markets revenues can be attributed primarily to the increase in lead or co-manager assignments for equity and high yield offerings, in the consumer, oil service, healthcare, financial service, media & communications and industrial sectors.
Revenues from advisory activities were $155.1 million, an increase of 31% from the comparable period of 2004. The increase can primarily be attributable to services rendered on assignments in the aerospace & defense, technology, healthcare, and oil service sectors. In addition, the acquisitions of Randall & Dewey and Helix Associates in the first half of 2005 generated increased revenue in the exploration & production and fund placement sectors.
Asset Management Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $63.4 million for the first nine months, up 17% from last year’s first nine months. The increase in asset management revenue this period was a result of an increase in asset management fees partially offset by a reduction in investment income from the fixed income funds versus last year’s first nine months. In addition, during the first quarter of 2005, we initiated a liquidation of the Jackson Creek CDO (completed in the second quarter of 2005), which resulted in a decrease in investment income, partially offset by additional incentive fees earned based on the early termination of this fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Interest Revenue
Interest income increased $127.6 million primarily as a result of increased stock lending activity and increases in interest rates, and interest expense increased by $111.1 million primarily as a result of increased stock borrowing activity, increases in interest rates, as well as additional interest expense associated with the issuance of the $350 million in long-term debt in March of 2004.
Compensation and Benefits
Compensation and benefits increased $44.8 million, or 10%, versus the 10% increase in net revenues. The ratio of compensation to net revenues was approximately 56% for both the first nine months of 2005 and 2004.
The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	Nine Months	Nine Months
	2005	2004

Stock based compensation (1)	$52,288	$52,406
Net revenues	$861,848	$780,160
Compensation and benefits	$481,024	$436,191
Average employees	1,911	1,684

Stock based compensation / net revenues	6%	7%
Stock based compensation / compensation and benefits	11%	12%
Annualized average net stock based compensation / employee	$21	$26

(1)	Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.
Non-Personnel Expenses
Non-Personnel expenses were up about 10% over last year’s first nine months. The increase in non-personnel expenses is primarily the result of the firm’s contributions to the tsunami and Hurricane Katrina efforts, the cost associated with the expansion of our business platform, and higher legal and compliance costs.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes and minority interest were up $19.2 million, or 11%, to $190.0 million, compared to $170.8 million for the same prior year period. The effective tax rate was approximately 38.5% for the first nine months of 2005 compared to 37.4% for the first nine months of 2004. This increase in rates is due primarily to a reduction in the effect of minority interest holders in several LLCs, which we control but are not subject to tax, and an increase in effective state tax rates.
Minority Interest
Minority interest was down $4.8 million, or 44%, to $6.1 million, compared to $10.9 million for the first nine months of 2004. RTS and ACM were de-consolidated in the second quarter of 2004 due to changes in the capital structure of ACM and changes to the rights of limited partners of RTS.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Earnings per Share
Basic net earnings per share were $1.80 for the first nine months of 2005 on 61,434,000 shares compared to $1.68 in the 2004 period on 57,233,000 shares. Diluted net earnings per share were $1.64 for the first nine months of 2005 on 67,374,000 shares compared to $1.51 in the comparable 2004 period on 63,616,000 shares.
Liquidity and Capital Resources
Cash or assets readily convertible into cash are as follows (in thousands of dollars):

	September 30, 2005	December 31, 2004

Cash and cash equivalents:
Cash in banks	$53,587	$105,814
Money market investments	166,782	178,297

Total cash and cash equivalents	220,369	284,111
Cash and securities segregated	671,136	553,720
Short-term bond funds	6,989	6,861
Auction rate preferreds (1)	26,847	50,365
Mortgage-backed securities (1)	15,608	27,511
Asset-backed securities (1)	33,469	21,093

	$974,418	$943,661

(1)	Items are included in Securities Owned. Items are financial instruments utilized in the Company’s overall cash management and are readily convertible to cash.
Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. Unsecured bank loans were $70 million and $0 million at December 31, 2004 and September 30, 2005, respectively. Average daily bank loans for the three-month and nine-month periods ending September 30, 2005 were $4.9 million and $11.9 million, respectively.
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
Our assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of $255 million. Also, we have $150 million in undrawn letter of credit commitments from various financial institutions. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $47.3 million of letters of credit outstanding (an additional $25.0 million in letters of credit were added since quarter-end), which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Jefferies and Jefferies Execution are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
As of September 30, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$191,865	$170,989
Jefferies Execution	$13,570	$13,320
During the nine months ended September 30, 2005, we purchased 1,819,586 shares of our common stock for $70.0 million mostly in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.
As of September 30, 2005, we had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. Also, we have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. In addition, as of September 30, 2005, we had commitments to invest up to $160.0 million in various investments, including $113.0 million in Jefferies Babson Finance LLC, $33.2 million in Fund IV and 13.8 million in other investments.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Value-at-Risk
In general, value-at-risk measures potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate value-at-risk over a one day holding period measured at a 95% confidence level which implies the potential loss of daily trading revenue is expected to be at least as large as the value-at-risk amount on one out of every twenty trading days.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
The VaR numbers below are shown separately for interest rate, currency, equity and commodity products, as well as for our overall trading positions using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk classes. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk.

	Daily VaR (1)
	(In Millions)
	Value at Risk in trading portfolios
	Var at						Ave VaR 3 Months Ended
Risk Categories	9/30/05		6/30/05		12/31/04		9/30/05		6/30/05		12/31/04

Interest Rates		$0.49		$0.95		$0.55		$0.50		$0.81		$0.54
Equity Prices		$2.40		$2.25		$1.23		$2.72		$2.02		$0.90
Currency Rates		$0.19		$0.18		$0.03		$0.15		$0.11		$0.12
Commodity Prices		$1.83		$0.92		$0.02		$1.52		$0.79		$0.21
Diversification Effect[2]	-$	1.72	-$	1.68	-$	0.47	-$	1.73	-$	1.33	-$	0.69

Firmwide		$3.18		$2.62		$1.35		$3.16		$2.40		$1.08

	Daily VaR (1)
	(In Millions)
	Value at Risk Highs and Lows for Three Months Ended
	9/30/05		6/30/05		12/31/04
Risk Categories	High	Low	High	Low	High	Low

Interest Rates	$0.79	$0.35	$1.49	$0.43	$0.85	$0.31
Equity Prices	$3.16	$1.84	$2.64	$1.51	$1.43	$0.58
Currency Rates	$0.45	$0.06	$0.29	$0.03	$0.60	$0.02
Commodity Prices	$2.45	$0.16	$1.85	$0.31	$0.55	$0.01

Firmwide	$3.89	$2.46	$3.09	$1.75	$1.49	$0.81

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
We continue to enhance our VaR methodology as the diversification of our products expands. Therefore, certain reclassifications and adjustments to prior period information have been incorporated into our VaR methodology and are reflected in the tables set forth above. Average VaR of $3.16 million during the third quarter 2005 increased from the $2.4 million average during the second quarter due to an increase in exposure to commodity and equity prices. In addition to the average daily VaR increase over the past quarter, our portfolio’s diversity has continued to increase which is shown in the average diversification benefit from -$1.33 million for the second quarter to -$1.73 million for the third quarter.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table presents our daily VaR over the last three quarters:
VaR Back-Testing
The comparison of daily revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated two outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the third quarter 2005. An efficient model for the one-day, 95% VaR should not have more than twelve (2 out of 20) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in the third quarter 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
VAR is a model that predicts the future risk based on historical data. We could incur losses greater than the reported VAR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. In addition, the VAR model measures the risk of a current static position over a 1 day horizon and might not predict the future position. When comparing our value-at-risk numbers to those of other firms, it is important to remember that different methodologies could produce significantly different results.
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Third Quarter 2005 vs Third Quarter 2004 Distribution of Daily Trading Revenue” is the actual daily trading revenue, which includes not only back-testing profit and loss but also fees, commissions, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Plans or Programs
July 1 — July 31, 2005	1,263,784	38.49	625,000	3,000,000
August 1 — August 31, 2005	27,322	40.63	—	3,000,000
September 1 — September 30, 2005	—	—	—	3,000,000

Total	1,291,106	38.54	625,000

(1)	We repurchased an aggregate of 666,106 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of our stock compensation plans.

(2)	On October 24, 2002, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to 1,500,000 shares of our stock. As of June 30, 2005, we were authorized to repurchase, from time to time, up to 953 ,600 shares under our publicly announced program, after adjusting for the 2-for-1 stock split effected as a stock dividend on August 15, 2003. On July 19, 2005, we repurchased 625,000 shares from John C. Shaw, Jr., at a per share price of $35.40. On July 26, 2005, we issued a press release announcing an amendment to our repurchase program and the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares.
Item 6. Exhibits

Exhibits
2	Share and Membership Interest Purchase Agreement dated as of July 18, 2005, by and among Brian P. Friedman, James L. Luikart, 2055 Partners L.P., Jefferies Capital Partners IV LLC, JCP IV LLC, and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 2 of the Registrant’s Form 8-K filed on July 21, 2005.

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10	Summary of the Total Direct Pay Program from Brian P. Friedman is incorporated herein by reference to Exhibit 10 of the Registrant’s Form 8-K filed on August 16, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date: October 24, 2005	By:	/s/ Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer