Form 10-K
period 2005-12-31
JEFFERIES GROUP INC /DE/
filed 2006-03-01
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 1-14947

JEFFERIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Madison Avenue, 12th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: (212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.0001 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,839,011,156 as of June 30, 2005.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 59,360,130 shares as of the close of business February 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant’s Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be held on May 22, 2006 to be filed with the Commission is incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page 81.

JEFFERIES GROUP, INC.

2005 FORM 10-K ANNUAL REPORT

Exhibit Index located on page 81 of this report.

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

As of December 31, 2005, we had 2,045 employees. We maintain offices throughout the world and have our executive offices located at 520 Madison Avenue, New York, New York 10022. Our telephone number is (212) 284-2550 and our Internet address is www.jefferies.com.

We make available free of charge on our Internet website the following documents and reports, including amendments (the reports are made available as soon as reasonably practicable after such materials are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934):

•	Code of Ethics and Standards of Employee Conduct;

•	Reportable waivers, if any, from our Code of Ethics and Standards of Employee Conduct by our executive officers;

•	Board of Directors Corporate Governance Guidelines;

•	Charter of the Audit Committee of the Board of Directors;

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•	Charter of the Compensation Committee of the Board of Directors;

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	Beneficial ownership reports on Forms 3, 4 and 5.

Shareholders may also obtain free of charge a printed copy of any of these documents or reports by sending a request to Investor Relations, Jefferies & Company, Inc., 520 Madison Avenue, 12th Floor, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefferies.com.

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

Jefferies International Limited

Jefferies International Limited (“JIL”) is an investment bank and institutional securities firm offering investment banking, sales and trading, securities research and investment management to mid-sized and growing companies, and their investors, primarily in Europe. Established in 1985, JIL is a leader in the global convertible securities markets, providing a variety of leading-edge solutions in sales, trading, analysis and investment management. JIL also offers client service in the trading of US, European and Japanese equities, as well as high yield and distressed securities. The investment banking team offers European clients advisory capabilities in M&A, private placements, high yield capital markets origination and corporate restructuring. JIL is incorporated in the UK.

Jefferies Execution Services, Inc.

Jefferies Execution Services, Inc. (“Jefferies Execution”), formerly Helfant Group, Inc., provides agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as over-the-counter (“OTC”). In 2005, the firm traded over 37 billion shares utilizing its execution platform which includes floor brokerage, electronic connectivity, direct access and listed options trading. Jefferies Execution is one of the largest execution services providers on the New York Stock Exchange. With 15 seats and operating from 36 booths on the floor, the firm executes approximately 9 percent of the average daily reported volume of the NYSE. Jefferies Execution operates as a separate broker-dealer serving over 130 institutional clients and other broker-dealers.

Jefferies Asset Management, LLC

Jefferies Asset Management, LLC (“JAM”) acts as investment manager to various private investment funds. JAM’s private fund products include three long-short equity funds and a real asset fund. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public. In 2005, JAM continued to build the infrastructure for a substantial asset management business. JAM continues to use proprietary capital to incubate new portfolio managers and strategies, with the goal of making these strategies available to outside investors in the future.

Jefferies Financial Products LLC

Jefferies Financial Products, LLC (“JFP”) offers swaps, options and other derivatives linked to major publicly available commodity indexes and is a significant provider of liquidity in exchange-traded commodity index contracts. JFP’s team of experienced professionals provide innovative financial products and commodity index expertise to pension funds, mutual funds, sovereigns, foundations, endowments and other institutional investors seeking exposure to commodities as an asset class. In 2005, JFP worked with Reuters to modify the benchmark CRB Index, now renamed the Reuters Jefferies CRB Index. In addition, JFP offers proprietary commodity indexes, such as the Jefferies Commodity Performance Index, which are designed to outperform standard benchmark indexes.

Our Sources of Revenues

Commissions

A substantial portion of our revenues is derived from customer commissions and commission equivalents. We charge fees for assisting our domestic and international clients with purchasing and selling equity, debt and convertible securities as well as ADRs, options, preferred stocks, financial futures and other similar products.

Principal Transactions

In the regular course of our business, we take securities and commodities positions as a market maker to facilitate customer transactions and for investment purposes. Trading profits or losses and changes in market prices of our proprietary investments are recorded as principal transaction revenues.

Investment Banking

Investment banking revenues are generated by fees from capital markets activities which include debt, equity, and convertible underwriting and placement services and fees from financial advisory activities including M&A and restructuring services.

Interest

We derive a substantial portion of our interest revenues in connection with our securities borrowed/securities lending activity. We also earn interest on our securities portfolio, on our operating and segregated balances, on our margin lending activity and on certain of our investments, including our investment in short-term bond funds.

Asset Management Fees and Investment Income from Managed Funds

Asset management fees and investment income from managed funds include revenues we receive from asset management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. We receive fees in connection with management and investment advisory services we perform for various domestic and international funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds.

Business Segment

We currently have one reportable business segment, Capital Markets. The Capital Markets reportable segment includes our traditional securities brokerage and investment banking activities. Our operating segments have been aggregated where they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the services they provide, (ii) their methods of distribution, (iii) the types of clients they serve and (iv) the regulatory environments in which they operate. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of revenue and expenses related to our non-integrated asset management businesses including the Jackson Creek CDO, Victoria Falls CLO, Summit Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and the Jefferies Real Asset Fund.

Financial information regarding our business segments as of December 31, 2005, December 31, 2004, and December 31, 2003 and for the fiscal years ended December 31, 2005, December 31, 2004, and December 31, 2003 is set forth in Note 18 of Notes to Consolidated Financial Statements, titled “Segment Reporting” and is incorporated herein by reference.

CAPITAL MARKETS SEGMENT

The Capital Markets reportable segment includes our traditional securities brokerage and investment banking activities including equity sales and trading, execution, convertibles, high yield, convertibles, investment grade fixed income and investment banking activities, including capital market transactions, mergers and acquisitions and advisory transactions. In addition, the Capital Markets reportable segment includes securities lending and commodity trading (JFP). The majority of our business units are focused on institutional customers.

The High Yield Funds and the international convertible bond activities are also a component of the Capital Markets reportable segment because asset management activities related to these businesses are managed by the high yield and convertible segment managers, respectively.

EQUITIES

Our Equities Division consists of equity sales and trading, Jefferies Execution and convertibles.

Equity Sales and Trading

The equity sales and trading unit is one of the primary foundations of our platform. Our clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. We are one of the leading firms in the execution of equity block transactions and believe that our institutional customers are attracted by the quality of our execution (with respect to considerations of quantity, timing and price) and our competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. We have a small Private Client Services group that focuses on transactions with retail customers, including high net worth clients.

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

We have an over forty-year history in equity trading and one of the largest, most experienced institutional sales forces on Wall Street providing a major source of liquidity for institutional investors. Our equity sales representatives connect a network of more than 2,000 institutional investors around the globe and excel at providing seamless execution with a focus on minimal market impact. We specialize in listed block trades, NASDAQ market making, bulletin board trading, and portfolio and electronic trading. We consistently rank highly versus our peers as a trader of equity securities and are often the No. 1 trader of the stocks in which we make a market.

Jefferies Execution

Jefferies Execution provides agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as OTC. In 2005, the firm traded over 37 billion shares utilizing its execution platform which includes floor brokerage, electronic connectivity, direct access and listed options trading. Jefferies Execution is one of the largest execution services providers on the New York Stock Exchange. Jefferies Execution operates as a separate broker-dealer serving over 130 institutional clients and other broker-dealers.

Convertible Securities

We offer expertise in the sale, trading and analysis of domestic and international convertible bonds, convertible preferred shares and closed-end funds, warrants and structured products. Jefferies trades in more than 1,000 different issues and maintains active relationships with more than 500 institutional and corporate clients. We focus on smaller, often less traded securities, providing liquidity for these issues for which an active secondary market seldom exists. Our professionals possess an average of more than 15 years of experience in the sales and trading of convertible securities, with a strong international trading and research focus.

Research

Encompassed within equity sales and trading, high yield and convertibles is research and research sales. We have expanded our research platform over the last few years, with more than 120 equity, high yield and convertible research professionals covering over 1,100 companies worldwide, and nearly 40 dedicated research sales professionals. We provide long- and short-term investment ideas, utilizing the latest technologies to deliver a product that is differentiated and tailored to each customer. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.

FIXED INCOME AND COMMODITIES

Our Fixed Income and Commodities Division consists of our high yield department, our investment grade fixed income department and JFP (our commodity trading group).

High Yield

We are a recognized leader in high yield securities, with a team of more than 50 professionals encompassing integrated sales, trading, research, and capital markets. We are a top trader in the secondary high yield and distressed markets, trading in more than 1000 issues with over 300 institutions globally. Our high yield professionals have long term relationships with institutional high yield and distressed investors with focus on secondary trading and new issues.

At December 31, 2005, the aggregate long and short market values of our holdings of high yield securities were $123.0 million and $34.9 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and may be more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers.

In January 2000, we created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by Jefferies High Yield department. Although we often refer to these three broker-dealer entities as funds, they are registered with the Commission as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. Our senior management (including our Chief Executive Officer and Chief Financial Officer) and certain of our employees have direct investments in these funds on terms identical to other fund participants. We have a 17% aggregate interest in these funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 6% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of December 31, 2005, on a combined basis, the High Yield division had in excess of $945 million of combined pari passu capital available (including unfunded commitments and availability under the fund revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by Richard Handler, our Chief Executive Officer.

Investment Grade Fixed Income

We provide fixed income transaction execution for institutions acting as principal, through a combination of professional sales and trading coverage, and a technology platform that enables true on-line real-time trading. The division has more than 90 professionals and are active traders of corporate, treasury, and mortgage fixed income securities.

Jefferies Financial Products LLC

Jefferies Financial Products, LLC (“JFP”) offers swaps, options and other derivatives typically linked various commodity indexes and is a significant provider of liquidity in exchange-traded commodity index contracts. JFP’s team of experienced professionals provide innovative financial products and commodity index expertise to pension funds, mutual funds, sovereigns, foundations, endowments and other institutional investors seeking exposure to commodities as an asset class. In 2005, JFP worked with Reuters to modify the benchmark CRB Index, now renamed the Reuters Jefferies CRB Index. In addition, JFP offers proprietary commodity indexes, such as the Jefferies Commodity Performance Index, which are designed to outperform standard benchmark indexes.

INVESTMENT BANKING

Our Investment Banking Division offers our clients, primarily growing and mid-sized companies, a full range of financial advisory services, as well as debt, equity, and convertible financing services. These services include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, private equity fund placement, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Our nearly 400 banking professionals operate throughout the United States, in Europe and in Asia and have expertise in a range of industries including aerospace & defense, consumer/retail, energy, gaming, general industrials, healthcare, maritime/shipping, media & entertainment, financial and business services, technology and telecommunications, as well as a group dedicated to the coverage of financial sponsors. The division has grown dramatically over the last four years both organically and through acquisitions. A short summary of our recent acquisitions follows:

Jefferies Quarterdeck

Jefferies Quarterdeck is a specialized group of investment bankers focused on providing services to aerospace, defense and federal IT companies and was formed as a result of our December 2002 acquisition of Quarterdeck Investment Partners, LLC.

Jefferies Broadview

Jefferies Broadview consist of a group of approximately 100 investment banking professionals focused on serving IT, communications, healthcare technology and digital media companies. The group was formed as a result of our acquisition of Broadview International in December 2003.

Randall & Dewey

In February 2005 we acquired the assets and business of Randall & Dewey, a leading M&A advisor in the global oil and gas industries. Randall & Dewey, a division within our Investment Banking Department, serves an international client base that includes multinationals and major integrated enterprises, national oil companies and public and private independent exploration and production companies.

Helix Associates Limited

In May 2005, we acquired London-based Helix Associates Limited (Helix), a leading private equity fund placement firm. Helix is a leading global placement agent serving private equity general partners. Helix is well known for the quality of the firms it represents and for its high standards of research and marketing materials.

INTEREST

We derive interest income from a number of venues including our securities lending unit, short term cash investments and deposits with clearing and depository organizations.

Securities Lending

In connection with both our trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. In addition, we have an active matched book business whereby we borrow securities from one party and lend them to another party. When we borrow securities, we provide cash to the lender as collateral, which is reflected in our financial statements as receivable from brokers and dealers. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our financial statements as payable to brokers and dealers. We incur interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from our matched book activities. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.

ASSET MANAGEMENT SEGMENT

We voluntarily disclose an Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of revenue and expenses related to our “non-integrated” asset management businesses including the Jackson Creek CDO, Victoria Falls CLO, Summit Lake

CLO, Jefferies RTS Fund, Jefferies Paragon Fund and the Jefferies Real Asset Fund. The segment does not include activity associated with our high yield or international asset management as they are managed by the respective desk managers and included as an integrated component of the Capital Markets segment.

Jefferies Asset Management

Jefferies Asset Management, LLC (“JAM”) acts as investment manager to various private investment funds. JAM’s private fund products include three long-short equity funds and a real asset fund. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public. In 2005, JAM continued to build the infrastructure for a substantial asset management business. JAM continues to use proprietary capital to incubate new portfolio managers and strategies, with the goal of making these strategies available to outside investors in the future.

Competition

As a global investment bank and securities firm, all aspects of our business are intensely competitive. We compete directly with numerous domestic and international competitors, including firms included on the AMEX Securities Broker/Dealer Index and with other brokers and dealers, investment banking firms, investment advisors, mutual funds, hedge funds and commercial banks. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services. These developments and others have resulted, and may continue to result, in significant additional competition for us. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the relative price of the service and products being offered and the quality of service.

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

As of December 31, 2005, Jefferies’, and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$259,213	$245,083
Jefferies Execution	14,212	13,962

NYSE Regulations.  Our common stock is listed on the New York Stock Exchange. As a listed company, we are required to comply with the NYSE’s rules and regulations, including rules pertaining to corporate governance matters. As required by the NYSE on an annual basis, in 2005 our Chief Executive Officer, Richard Handler, certified to the NYSE that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

Business Risks

As a global investment bank and securities firm, risk is an inherent part of our businesses. Capital markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. We have developed policies and procedures designed to identify, measure and monitor each of the risks involved in our trading, brokerage and investment banking activities on a global basis. Our principal risks are market, credit, operational, legal and compliance and new business risks. Risk management is considered to be of paramount importance to our day-to-day operations. Consequently, we devote significant resources (including investments in personnel and technology) to the measurement, analysis and management of risk.

We seek to reduce risk through the diversification of our businesses, counterparties and activities. We accomplish this objective by monitoring the usage of capital to each of our businesses, establishing trading limits and setting credit limits for individual counterparties. We seek to achieve adequate returns from each of our businesses commensurate with the risks assumed. Nonetheless, the effectiveness of our policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in our earnings, increases in our credit exposure to customers and counterparties and increases in general systemic risk. If any of our strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, we could incur losses.

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

Item 1A.	Risk Factors

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

As an investment banking and securities firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Unfavorable financial or economic conditions could likely reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to a reduction in revenues from principal transactions and commissions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses from managed funds. Continued increases in our asset management business, especially increases in the amount of our investments in managed funds, would make us more susceptible to adverse changes in the market.

Our principal trading and investments expose us to risk of loss.

A significant portion of our revenues is derived from trading in which we act as principal. Although the majority of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, and equity securities and futures and commodities for our own account and from other program or principal trading. Additionally, we have made substantial investments of our capital in debt securities, equity securities and commodities, including investments managed by us and investments managed by third parties. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, because our inventory is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

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

Asset management revenue is subject to variability based on market and economic factors and the amount of assets under management.

Asset management revenue includes revenues we receive from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. These revenues are dependent upon the amount of assets under management and the performance of the funds. If these funds do not perform as well as our asset management clients expect, our clients may withdraw their assets from these funds, which would reduce our revenues. Some of our revenues from management, administrative and performance fees are derived from our own investments in these funds. We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations.

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

We have made substantial increases in personnel. If a significant number of our key personnel leave, or if our business volume increases significantly over current volume, we could be compelled to hire additional personnel. At that time, there could be a shortage of qualified and, in some cases, licensed personnel whom we could hire. This could hinder our ability to expand or cause a backlog in our ability to conduct our business, including the handling of investment banking transactions and the processing of brokerage orders, all of which could harm our business, financial condition and operating results.

Extensive regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The Commission, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and our profitability. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and NASD’s Trade Reporting and Compliance Engine, or TRACE, has affected and could continue to affect our trading revenue.

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

Our business is subject to significant credit risk.

In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and commodities transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties. We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

Item 2.	Properties.

We maintain offices throughout the world including New York, Atlanta, Boston, Chicago, Dallas, Houston, Jersey City, London, Los Angeles, Nashville, New Orleans, Richmond, Silicon Valley, Paris, San Francisco, Short

Hills, Stamford, Tokyo, Washington, D.C. and Zurich. In addition, we maintain back-up facilities with redundant technologies in Dallas. We lease all of our office space which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 13 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings.

Many aspects of our business involve substantial risks of legal liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters arising out of the conduct of our business. Our management, based on currently available information, does not believe that any matter (including those described below) will have a material adverse effect on our financial condition, although, depending on our results for a particular period, an adverse determination could be material for a particular period.

The NASD, SEC and Department of Justice are conducting investigations into possible violations of law and regulations relating to travel and entertainment expenses and the giving of gifts to employees of a mutual fund complex, as well as trading with and for the mutual fund complex, which involve Jefferies and other NASD member firms. We are cooperating fully with these investigations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol JEF. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low

2005
Fourth Quarter	$47.87	$38.60
Third Quarter	43.56	37.13
Second Quarter	39.00	33.55
First Quarter	40.76	36.26
2004
Fourth Quarter	$43.20	$33.67
Third Quarter	36.00	27.75
Second Quarter	36.84	29.15
First Quarter	39.72	32.65

There were approximately 750 holders of record of our common stock at February 6, 2006.

In 1988, we instituted a policy of paying regular quarterly cash dividends. There are no restrictions on our present ability to pay dividends on our common stock, other than the applicable provisions of the Delaware General Corporation Law.

During 2004, we increased our quarterly dividend to $0.10 per share. During the first quarter of 2005, we announced a 20% increase in our quarterly dividend to $0.12 per share and then in the fourth quarter of 2005, we announced an additional 25% increase in our quarterly dividend to $0.15 per share.

Dividends per share of common stock (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005	$.12	$.12	$.12	$.15
2004	$.08	$.08	$.10	$.10

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares That May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs

October 1 - October 31, 2005	137,480	41.89	—	3,000,000
November 1 - November 30, 2005	12,927	44.95	—	3,000,000
December 1 - December 31, 2005	—	—	—	3,000,000

Total	150,407	42.15	—	3,000,000

(1)	We repurchased an aggregate of 150,407 shares during the fourth quarter other than as part of a publicly announced plan or program. We repurchased these securities in connection with our equity compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. This number does not include unvested shares forfeited back to us pursuant to the terms of our equity compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares.

Item 6.	Selected Financial Data.

The selected data presented below as of and for each of the years in the five-year period ended December 31, 2005, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, our independent registered public accounting firm. The data should be read in connection with the consolidated financial statements including the related notes contained on pages 37 through 79. On July 14, 2003, we declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,
	2005		2004		2003		2002		2001
	(In Thousands, Except Per Share Amounts)

Earnings Statement Data
Revenues:
Commissions	$246,943		$258,838		$250,191		$268,984		$233,860
Principal transactions	349,489		358,213		301,299		227,664		265,634
Investment banking	495,014		352,804		229,608		139,828		124,099
Asset management fees and investment income from managed funds	82,052		81,184		32,769		19,643		25,789
Interest	304,053		134,450		102,403		92,027		131,408
Other	20,322		13,150		10,446		6,630		4,201

Total revenues	1,497,873		1,198,639		926,716		754,776		784,991
Interest expense	293,173		140,394		97,102		80,087		114,709

Revenues, net of interest expense	1,204,700		1,058,245		829,614		674,689		670,282

Non-interest expenses:
Compensation and benefits	669,957		595,887		474,709		385,585		400,159
Floor brokerage and clearing fees	46,644		52,922		48,217		54,681		47,451
Technology and communications	67,666		64,555		58,581		52,216		44,583
Occupancy and equipment rental	47,040		39,553		32,534		26,156		22,916
Business development	42,512		35,006		26,481		22,973		21,349
Other	62,474		43,333		44,559		29,386		31,172

Total non-interest expenses	936,293		831,256		685,081		570,997		567,630

Earnings before income taxes and minority interest	268,407		226,989		144,533		103,692		102,652
Income taxes	104,089		83,955		52,851		41,121		43,113

Earnings before minority interest	164,318		143,034		91,682		62,571		59,539
Minority interest in earnings of consolidated subsidiaries, net	6,875		11,668		7,631		—		—

Net earnings	$157,443		$131,366		$84,051		$62,571		$59,539

Earnings per share of Common Stock:
Basic	$2.55		$2.29		$1.58		$1.27		$1.21

Diluted	$2.32		$2.06		$1.42		$1.14		$1.14

Weighted average shares of Common Stock:
Basic	61,823		57,453		53,090		49,232		49,225
Diluted	67,784		63,908		59,266		55,020		52,263
Cash dividends per common share	$0.51		$0.36		$0.21		$0.10		$0.10
Selected Balance Sheet Data
Total assets	$12,780,931		$13,824,628		$10,992,283		$6,898,691		$5,344,737
Long-term debt	$779,873		$789,067		$443,148		$452,606		$153,797
Total stockholders’ equity	$1,286,850		$1,039,133		$838,371		$628,517		$565,656
Book value per share of Common Stock	$22.14		$18.14		$14.79		$11.66		$10.54
Shares outstanding	58,110		57,289		56,702		53,904		53,672
Other Data (Unaudited)
Fixed charge coverage ratio(1)	5.5	X	5.6	X	5.6	X	4.5	X	7.0	X

(1)	The ratio of earnings to fixed charges is computed by dividing (a) income from continuing operations before income taxes plus fixed charges by (b) fixed charges. Fixed charges consist of interest expense on all long-term indebtedness and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•	the description of our business contained in this report under the caption “Business”;

•	the risk factors contained in this report under the caption “Risk Factors”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements.

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

Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation methodologies applied to investments, certain securities positions and OTC derivatives and our use of estimates related to compensation and benefits.

Fair Value of Financial Instruments

Investments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

Furthermore, judgment is used to value certain securities (e.g., private securities, 144A securities, less liquid securities) if quoted current market prices are not available. These valuations are made with consideration for various assumptions, including time value, yield curve, volatility factors, liquidity, market prices on comparable securities and other factors. The subjectivity involved in this process makes these valuations inherently less reliable than quoted market prices. We believe that our comprehensive risk management policies and procedures serve to monitor the appropriateness of the assumptions used. The use of different assumptions, however, could produce materially different estimates of fair value.

Fair Value of Derivatives

Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models that we use to derive the fair values of our OTC derivatives require inputs including contractual terms, market prices, yield curves, measures of volatility and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Where possible, we compare and verify the values produced by our pricing models to market transactions. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For OTC derivatives that trade in less liquid markets, model selection and inputs requires more judgment because such instruments tend to be more complex and pricing information is less available in the market. As markets continue to develop and more pricing information becomes available, we continue to review and refine the models that we use. At the inception of an OTC derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data and verify the model to market transactions. If we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions, we value the contract at the transaction price at inception and, consequently, record no day one gain or loss in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Subsequent to the transaction date, we recognize trading profits deferred at inception of the derivative transaction in the period in which the valuation of such instrument becomes observable.

Compensation and Benefits

The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses, which are fixed at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, we have generally accrued interim compensation and benefits based on annual targeted compensation ratios. Our fourth quarter reflects the difference between the compensation and benefits we determine at year end and the accruals recorded through the end of the third quarter.

Subsequent Events

Debt Issuance — 30 Year Senior Debentures

In January 2006, we sold in a registered public offering $500 million aggregate principal amount of our unsecured 6.25% 30-year senior debentures due January 15, 2036.

Massachusetts Mutual Life Insurance Company

In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of our Series A convertible preferred stock. The principal terms of the Series A Preferred include a 3.25% annual, cumulative cash dividend with a conversion price of $62 per share. The preferred stock is callable after 10 years and will mature in 2036.

In February 2006, we and MassMutual also entered into an agreement to double our equity commitments to Jefferies Babson Finance LLC, the joint venture we and MassMutual formed in October 2004. With an incremental $125 million from each of us and MassMutual, the new total committed equity capitalization of the joint venture finance company is $500 million.

The incremental capital will allow Jefferies Babson Finance to continue to grow its business of offering senior loans to middle market and growth companies, originated primarily through our investment banking efforts. Babson Capital Management LLC, a MassMutual affiliate, will continue to provide primary credit analytics and portfolio management services. We will continue to account for our 50% economic and voting interest in Jefferies Babson Finance on the equity method of accounting. In addition, origination and syndication fees earned by our investment banking effort will be recorded as a component of investment banking revenue.

Business Segments

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than a business segment basis.

Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the overall volume of trading, the volatility and general level of market prices, and the number and size of investment banking transactions may significantly affect our operations. The following provides a summary of revenues by source for the past three years.

	Year Ended December 31,
	2005		2004		2003
		% of Total		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(Dollars in thousands)

Equity	$475,547	32%	$550,452	46%	$493,086	53%
Fixed Income & Commodities	141,207	9	79,749	7	68,850	8

Total	616,754	41	630,201	53	561,936	61

Investment banking	495,014	33	352,804	29	229,608	25
Asset management fees and investment income from managed funds:
Asset management fees	50,943	4	38,208	3	17,268	2
Investment income from managed funds	31,109	2	42,976	4	15,501	1

Total	82,052	6	81,184	7	32,769	3
Interest	304,053	20	134,450	11	102,403	11

Total revenues	$1,497,873	100%	$1,198,639	100%	$926,716	100%

2005 Compared to 2004

Overview

Revenues, net of interest expense, increased $146.5 million, or 14%, to $1,204.7 million, compared to $1,058.2 million for 2004. The increase was primarily due to a $142.2 million, or 40%, increase in investment banking, a $16.8 million increase in net interest revenues (interest income less interest expense), a $41.7 million increase in commodities revenues, and a $868,000, or 1%, increase in asset management fees and investment income from managed funds, partially offset by a $20.6 million, or 3%, decrease in trading revenues (commissions and principal transactions).

Equity Revenue

Equity revenue is comprised of equity, convertible, and execution product revenues. Equity revenue was $475.5 million, down 14% from 2004.

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Equity product revenue was $392.8 million, down 12% from 2004. The decrease in equity product revenue was due a decline in block trading volumes, which we consider a benchmark for institutional equity trading, fewer large block trade opportunities, and reduced principal trading results.

Convertible Product Revenue

Convertible product revenue was $37.1 million, down 18% from 2004 due to decreased customer activity and the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter trading spreads.

Execution Product Revenue

Execution product revenue was $23.0 million, down 29% from 2004. The decrease in execution revenue was due to declines in volume traded by our hedge fund customers, our sell-side $2 broker customers, and our Canadian-US arbitrage trading customers.

Fixed Income & Commodities Revenue

Fixed Income and Commodities revenue is comprised of High Yield, Investment Grade Fixed Income and Commodities product revenue. Fixed Income and Commodities revenue was $141.2 million, up 77% over last year.

High Yield Product Revenue

High yield product revenue, not including origination revenues, was $61.9 million, up 38% over last year. This increase was generally due to increased trading activity as a result of increased origination activity and an increase in proprietary trading profits offset by the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter trading spreads.

Investment Grade Fixed Income Product Revenue

Investment Grade Fixed Income product revenue was $28.7 million, down 30% from 2004. The decrease was driven by the decreased demand for “odd lot” corporate bonds, reduced client activity in treasuries and the impact of the roll out of TRACE, resulting in tighter spreads.

Commodities Revenue

Commodities revenue includes revenues from the commodity index swap, option and futures transactions of Jefferies Financial Products, LLC (“JFP”). Commodities revenue was $41.7 million, versus $6.9 million in 2004. The increase in commodities revenue was due to the expansion of JFP as well as increased activity and volatility in most commodities markets, including energy related commodities markets.

Investment Banking Product Revenue

	Year Ended
	December 31,	December 31,	Percentage
	2005	2004	Change
	(Dollars in thousands)

Capital markets	$221,479	$171,654	29%
Advisory	273,535	181,150	51%

Total	$495,014	$352,804	40%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $221.5 million, an increase of 29% from 2004. The increase in capital markets revenues is attributed primarily to the increase in lead or co-manager assignments for high yield and equity offerings in the consumer, energy and financial service sectors.

Revenues from advisory activities were $273.5 million, an increase of 51% from 2004. The increase is primarily attributable to services rendered on assignments in the technology and energy sectors.

Asset Management Revenue

Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $82.1 million, up 1% over 2004. The increase in asset management revenue was a result of management and performance fees on a higher base of assets under management (up 13% versus the 2004 assets under management) and a shift in the mix of assets under management toward funds on which we earn higher fees as a percentage of assets, offset by lower returns on investments in managed funds.

Changes in Assets Under Management

			Percent
	2005	2004	Change
	(In billions)

Opening balance	$3,770	$2,169	74%
Net cash flow	185	1,108	(83)%
Net market appreciation	305	493	(38)%

	490	1,601	(69)%
Ending balance	$4,260	$3,770	13%

Net Interest Revenue

Interest income increased $169.6 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $152.8 million primarily as a result of increased stock lending activity and increases in interest rates.

Compensation and Benefits

Compensation and benefits increased $74.1 million, or 12%, versus the 14% increase in net revenues. Employee headcount increased 14.7% from 1,783 to 2,045 at December 31, 2005. The majority of the increase is a result of our acquisitions of Randall & Dewey and Helix Associates earlier in 2005. The ratio of compensation to net revenues was approximately 56% for both 2005 and 2004.

Issuance of Stock-Based Compensation to Employees

Restricted stock and restricted stock units (“RSU’s”) are an important component of employee compensation. We believe they motivate employees and encourage long term commitment to us. Generally we issue these awards in lieu of cash compensation. Restricted stock and RSU’s are awarded to employees subject to risk of forfeiture and/or vesting conditions. Typically the vesting occurs over a prescribed period of time and requires continued service and employment by the recipient. Restricted stock and RSU’s are valued at the date of grant and are amortized over the vesting period which is typically three to five years.

We also have a voluntary deferred compensation plan (“DCP”) whereby our employees may defer cash compensation and the related taxes and elect any one of a number of investment alternatives. The employees are taxed when they receive distributions from the plan. One of the alternatives available is the ability to invest in equity units that are exchangeable into one share of our stock upon distribution. The equity units are credited to an employees DCP account at a discount to the current market price of our common stock. In 2005, 2004 and 2003, the discounts were 10% to the then current market prices of our common stock. All deferred compensation and any discount is expensed in the period earned.

In addition, shares of our common stock may be purchased by employees pursuant to our Employee Stock Purchase Plan (“ESPP”). The ESPP allows qualified employees to purchase up to $25,000 in our stock at a 15% discount to the current stock price.

The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	2005	2004

Stock based compensation(1)	$84,235	$86,321
Net revenues	$1,204,700	$1,058,245
Compensation and benefits	$669,957	$595,887
Stock based compensation/net revenues	7%	8%
Stock based compensation/compensation and benefits	13%	14%

(1)	Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.

Stock based compensation/net revenues and stock based compensation/total compensation are comparable for the periods ending 2005 and 2004.

Additional information relating to issuances pursuant to our employee stock-based compensation plans is contained in Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) on page 43, Stock-Based Compensation included in note 1 of the Notes to the Consolidated Financial Statements, and Benefit Plans included in note 10 of the Notes to the Consolidated Financial Statements.

Non-Personnel Expenses

Non-Personnel expense was $266.3 million, up about 13% over 2004. The increase in non-personnel expenses is primarily the result of the cost associated with the growth of our business, and higher legal and compliance costs.

Earnings before Income Taxes and Minority Interest

Earnings before income taxes and minority interest were up $41.4 million, or 18%, to $268.4 million, compared to $227.0 million for 2004. The effective tax rates were approximately 38.8% for 2005 and 37% in 2004. This increase in rates is due primarily to the 2004 tax rate being positively impacted by the favorable determination of several state tax issues.

Minority Interest

Minority interest was down $4.8 million, or 41%, to $6.9 million, compared to $11.7 million for 2004. Jefferies RTS Fund (RTS) and Asymmetric Capital Management Limited (ACM) were de-consolidated in the second quarter of 2004 due to changes in the capital structure of those two entities.

Earnings per Share

Basic net earnings per share were $2.55 for 2005 on 61,823,000 shares compared to $2.29 in 2004 on 57,453,000 shares. Diluted net earnings per share were $2.32 for 2005 on 67,784,000 shares compared to $2.06 in 2004 on 63,908,000 shares.

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

Equity Revenue

Equity revenue is comprised of equity, convertible, and execution product revenues Equity revenue for 2004 was $550.5 million, up 12% over last year.

Equity Product Revenue

Equity product revenue is composed of commissions and principal transaction trading revenues, net of soft dollar expenses. Despite downturns in industry block trading volumes, which were down 10% for the NYSE trading and down nearly 14% in NASDAQ trading on a year-over-year basis, equity revenue for 2004 was $446.6 million, up 13% over last year. Equity revenue increased for the following reasons: (i) we engaged in several large block-trading opportunities generated from investment banking relationships that are not necessarily repeatable and (ii) we experienced continued growth in strategic efforts, including sector trading, private client services, and equity research sales.

Convertible Product Revenue

Convertible product revenue, not including new issuance revenues, was $45.0 million, down 12% from last year. The decrease relates to a reduction in trading volume caused by overall reduced volatility in the convertible market.

Execution Product Revenue

Execution product revenue was nearly $32.5 million, up over 37% over last year. The increase in execution revenue was due to the expansion of direct access execution services to a limited number of institutional customers. For the full year 2004, we executed over 36 billion shares as compared to 37 billion for the comparable period in 2003.

Fixed Income & Commodities Revenue

Fixed Income and Commodities revenue is comprised of High Yield, Investment Grade Fixed Income and Commodities product revenue. Fixed Income and Commodities revenue was $79.7 million, up 16% over last year.

High Yield Revenue

High yield product revenue, not including new issuance revenues, was $44.9 million, up 11% over last year. The increase in high yield revenue was primarily a result of an increase in new issues and tight spreads versus comparable investment grade securities.

Investment Grade Fixed Income Revenue

Investment Grade Fixed Income revenue was $41.0 million, up 51% over last year. The growth was driven by the fixed income business acquired from Mellon Securities LLC in 2003 and the expansion of products offered, including the trading of government agencies, treasuries and mortgage-backed securities on an agency basis. The client base grew from 1,000 institutions at December 31, 2003 to over 1,300 at December 31, 2004.

Commodities Revenue

Commodities revenue includes revenues from the commodity index swap, option and futures transactions of Jefferies Financial Products, LLC (“JFP”). Commodities revenue was $6.9 million, versus a $.2 million loss in 2003. The increase in commodities revenue was due to JFP’s commencement of operations in the fourth quarter of 2003 and its expansion during 2004.

Investment Banking Product Revenue

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

Asset Management Revenue

Asset management revenue includes revenues we receive from management and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment revenue from our investments in these funds. Some of our revenues from asset management and performance fees are derived from our own investments in these funds. Asset management revenues were $81.2 million for 2004, up 148% over 2003. The increase in asset management revenue was a result of management and performance fees on a higher base of assets under management (up 74% versus the 2003 assets under management) and solid performance on our increased investments in managed funds (our investments in managed funds were 121% higher than 2003).

Changes in Assets Under Management

			Percent
	2004	2003	Change
	(In billions)

Opening balance	$2,169	$1,638	32%
Net cash flow	1,108	250	343%
Net market appreciation	493	281	75%

	1,601	531	202%
Ending balance	$3,770	$2,169	74%

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

Issuance of Stock-Based Compensation to Employees

The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	2004	2003

Stock based compensation(1)	$86,321	$72,790
Net revenues	$1,058,245	$829,614
Compensation and benefits	$595,887	$474,709
Stock based compensation/net revenues	8%	9%
Stock based compensation/compensation and benefits	14%	15%

(1)	Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.

The 19% increase in stock based compensation from 2003 to 2004 is consistent with the increase in average employees for the comparable period. Stock based compensation/net revenues and stock based compensation/compensation and benefits are comparable for the periods ending 2004 and 2003.

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

Liquidity, Financial Condition and Capital Resources

Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature of our day to day business operations, business growth possibilities, regulatory obligations, and liquidity requirements.

Our actual level of capital, total assets, and financial leverage are a function of a number of factors, including, asset composition, business initiatives, regulatory requirements and cost availability of both long term and short term funding. We have historically maintained a highly liquid balance sheet, with substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.

Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	December 31,	December 31,
	2005	2004

Cash and cash equivalents:
Cash in banks	$85,191	$105,814
Money market investments	170,742	178,297

Total cash and cash equivalents	255,933	284,111
Cash and securities segregated(1)	629,360	553,720
Short-term bond funds	7,037	6,861
Auction rate preferreds(2)	28,756	50,365
Mortgage-backed securities(2)	13,458	27,511
Asset-backed securities(2)	33,159	21,093

	$967,703	$943,661

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Securities Owned and Securities Pledged to Creditors (see note 5 of the Notes to the Consolidated Financial Statements). Items are financial instruments utilized in the Company’s overall cash management activities and are readily convertible to cash.

Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. Unsecured bank loans were $0 and $70 million at December 31, 2005 and December 31, 2004, respectively. Average daily bank loans for the years ended December 31, 2005 and December 31, 2004 were $11.2 million and $64.2 million, respectively.

A substantial portion of our assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in our trading accounts are readily marketable and actively traded. In addition, receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which are typically settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on transactions in the process of settlement. Most of our receivables are secured by marketable securities.

Our assets are funded by equity capital, senior debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $319 million. Also, we have $125 million in undrawn letter of credit commitments from various financial institutions. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $172.6 million in letters of credit outstanding as of December 31, 2005, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

Excess Liquidity

Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets, readily converted to cash on a secured basis on short notice. Certain investments, short term bond funds and auction rated convertibles are also readily convertible to cash. In addition, we have $319 million of unsecured, uncommitted lines of credits with various banks.

Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows, inclusive of potential equity repurchases, for one year during a stressed liquidity environment. Expected cash flows include:

•	The repayment of our unsecured debt maturing within twelve months (no such amounts outstanding at December 31, 2005);

•	The payment of interest expense on our long term debt;

•	The anticipated funding of outstanding investment commitments;

•	The anticipated fixed costs over the next 12 months;

•	Potential stock repurchases; and

•	All current liabilities.

In addition to the liquidity pool existing as of December 31, 2005, as disclosed in note 22 of the Notes to the Consolidated Financial Statements, in January 2006, we issued $500 million of senior unsecured debentures due 2036, and in February 2005 we issued $125 million in Series A Convertible Preferred Stock which increased our cash and cash equivalent balances accordingly. In February 2006, we and MassMutual agreed to double our equity commitments to Jefferies Babson Finance LLC, the joint venture we formed with MassMutual in October 2004. With an incremental $125 million from each partner, the new total committed equity capitalization of the joint venture finance company is $500 million.

Analysis of Financial Condition and Capital Resources

Financial Condition

As previously discussed, we have historically maintained a highly liquid balance sheet, with substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets decreased $1,043.7 million, or 8%, from $13,824.6 million at December 31, 2004 to $12,780.9 million at December 31, 2005. Securities borrowed decreased $2,089.5 million and securities loaned decreased $1,601.4 million. The decreases in securities borrowed and securities loaned are mostly related to a $1.3 billion reduction in our securities lending matched book and a change in the financing of approximately $600 million of Bonds Direct securities inventories.

The decrease in securities borrowed was partially offset by increases in the following asset categories: $544.7 million in securities owned and securities pledged to creditors, $100.4 million other assets and $85.7 million in goodwill.

The decrease in securities loaned was partially offset by increase in the following liability categories: $140.4 million in securities sold, not yet purchased and $209.0 million in accrued expenses and other liabilities.

The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	December 31,	December 31,
	2005	2004

Stockholders’ equity	$1,286,850	$1,039,133
Less: Goodwill	(220,607)	(134,936)

Tangible stockholders’ equity	$1,066,243	$904,197
Stockholders’ equity	$1,286,850	$1,039,133
Add: Projected tax benefit on vested portion of restricted stock	137,193	99,057

Pro forma stockholders’ equity	$1,424,043	$1,138,190
Tangible stockholders’ equity	$1,066,243	$904,197
Add: Projected tax benefit on vested portion of restricted stock	137,193	99,057

Pro forma tangible stockholders’ equity	$1,203,436	$1,003,254
Shares outstanding	58,110,392	57,289,309
Add: Shares not issued, to the extent of related expense amortization	10,546,699	8,065,362
Less: Shares issued, to the extent related expense has not been amortized	(1,309,285)	(2,006,365)

Adjusted shares outstanding	67,347,806	63,348,306
Book value per share(1)	$22.14	$18.14

Pro forma book value per share(2)	$21.14	$17.97

Tangible book value per share(3)	$18.35	$15.78

Pro forma tangible book value per share(4)	$17.87	$15.84

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

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

Capital Resources

We have total long term capital of $2.1 billion and $1.8 billion resulting in a long-term debt to total capital ratio of 38% and 43%, at year-end 2005 and 2004 respectively. Our total capital base as of December 31 was as follows (in thousands):

	Pro Forma
	December 31,	December 31,	December 31,
	2005(1)	2005	2004

Long Term Debt(2)	$1,279,873	$779,873	$789,067
Series A Preferred Stock	125,000	—	—
Total Stockholders’ Equity	1,286,850	1,286,850	1,039,133

Total Capital	$2,691,723	$2,066,723	$1,828,200

(1)	As disclosed in note 22 of the Notes to the Consolidated Financial Statements, in January 2006, we issued $500 million of senior unsecured debentures due 2036, and in February 2006, we issued $125 million in Series A Convertible Preferred Stock.

(2)	Long term debt includes amounts contractually due greater than one year from the as of date, less unamortized discount, and adjusted for the basis difference attributed to the application of hedge accounting.

Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities lending, and our $319 million of uncommitted unsecured bank lines. Our ability further enhanced by the cash proceeds from the $500 million senior unsecured bonds and $125 million in series A preferred stock, both issued in the first quarter of 2006.

At December 31, 2005, our senior debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $348.1 million; $331.8 million and $100.0 million due in 2016, 2012 and 2007 respectively.

We rely upon our cash holdings and external sources to finance a significant portion or our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate.

Our long term debt ratings are as follows:

Rating

Moody’s Investors Services	Baa1
Standard and Poor’s	BBB
Fitch Ratings (issued in January 2006)	BBB	+

Jefferies and Jefferies Execution are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.

Net Capital

As of December 31, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$259,213	$245,083
Jefferies Execution	$14,212	$13,962

Guarantees

As of December 31, 2005, we had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. In addition, we guarantee up to an aggregate of approximately $30 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P (“Fund IV”).

Also, we have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. In addition, as of December 31, 2005, we had commitments to invest up to $160.5 million in various investments, including $113.0 million in Jefferies Babson Finance LLC, $34.6 million in Fund IV and $12.9 million in other investments.

Leverage Ratios

The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of December 31, 2005 and December 31, 2004. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	December 31,	December 31,
	2005	2004

Total assets	$12,780,931	$13,824,628
Adjusted assets(1)	12,151,571	13,270,908
Net adjusted assets(2)	4,008,093	3,037,958
Leverage ratio(3)	9.9	13.3
Adjusted leverage ratio(4)	9.4	12.8
Net adjusted leverage ratio(5)	3.1	2.9

(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.

Stock Repurchases

During 2005, we purchased 1,969,993 shares of our common stock for $76.3 million mostly in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

Commitments

The tables below provide information about our commitments related to debt obligations, interest rate swaps, leases, guarantees, letters of credit and investments as of December 31, 2005. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates. For interest rate swaps, guarantees and letters of credit, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date
	2006	2007	2008	2009	2010	After 2010	Total
	(Dollars in Thousands)

Debt Obligations
Senior Notes	—	$100,000	—	—	—	$675,000	$775,000
Interest rate swaps	—	—	—	—	—	$200,000	$200,000
Leases
Gross lease commitments	$37,283	$35,798	$34,308	$28,539	$25,676	$87,227	$248,831
Sub-leases	4,543	3,003	2,188	688	434	—	10,856

Net lease commitments	$32,740	$32,795	$32,120	$27,851	$25,242	$87,227	$237,975
Guarantees	$54,000	—	—	—	—	—	$54,000
Letters of credit	$172,640	—	—	—	—	—	$172,640
Commitments to invest	—	—	—	—	—	$160,540	$160,540

Off Balance Sheet Arrangements

Information concerning our off balance sheet arrangements are included in note 14 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

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

Market Risk.  The potential for changes in the value of the financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices and the correlation among them, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. We make dealer markets in equity securities, debt securities and commodities. To facilitate customer order flow, we may be required to own equity and debt securities in our trading and inventory accounts. We attempt to hedge our exposure to market risk by managing our net long or short position. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

Credit Risk.  Credit risk represents the loss that we would incur if a client, counterparty or issuer of securities or other instruments held by us fails to perform its contractual obligations. We follow industry practices to reduce credit risk related to various trading, investing and financing activities by obtaining and maintaining collateral. We adjust margin requirements if we believe the risk exposure is not appropriate based on market conditions. Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed-to-receive, we may purchase the underlying security in the market and seek reimbursement for losses from the counterparty in accordance with standard industry practices.

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

Legal and Compliance Risk.  Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti-money laundering and record keeping. We also maintain an anonymous hotline for employees or others to report suspected inappropriate actions by us or by our employees or agents.

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

Recent Accounting Developments

In December 2004, the FASB issued a revision to FASB No. 123, FASB No. 123R, “Share-Based Payments.” FASB No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. FASB No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the U.S. Securities and Exchange Commission announced new rules that require companies to implement FASB No. 123R by the start of their fiscal year beginning after June 15, 2005. Among other requirements, FASB No. 123R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. The adoption of FASB No. 123R on January 1, 2006 did not have a material impact on our consolidated financial statements.

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“FASB No. 154”). FASB No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. FASB No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FASB No. 154 to have a material impact on our consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Management is currently evaluating the effect of adoption of EITF 04-5 on our consolidated financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We use a number of quantitative tools to manage our exposure to market risk. These tools include:

•	inventory position and exposure limits, on a gross and net basis;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	risk limits based on a summary measure of risk exposure referred to as Value-at-Risk (“VaR”).

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, equity risk, currency exchange rate risk and commodity price risk) due to the benefit of diversification among the risk classes. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk.

Daily VaR(1)
(In Millions)
Value at Risk in trading portfolios

	Year Ending December 31, 2005			At December 31,
Risk Categories	Average	High	Low	2005	2004

Interest Rates	$0.59	$1.49	$0.27	$0.56	$0.55
Equity Prices	$2.30	$3.38	$1.19	$2.11	$1.23
Currency Rates	$0.17	$0.45	$0.02	$0.36	$0.03
Commodity Prices	$1.03	$2.60	$0.03	$0.20	$0.02
Diversification Effect(2)	$(1.38)	$(0.16)	$(2.42)	$(1.10)	$(0.47)

Firmwide	$2.71	$3.89	$1.17	$2.13	$1.36

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.

We continue to enhance our VaR methodology as the diversification of our products expands. Therefore, certain reclassifications and adjustments to prior period information have been incorporated into our VaR methodology and are reflected in the table set forth above.

The following table presents our daily VaR over the last four quarters:

VaR Back-Testing

The comparison of daily revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back-testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated five outliers when comparing the 95% one-day VaR with the back-testing profit and loss in 2005. An efficient model for the one-day, 95% VaR should not have more than twelve (1 out of 20) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in 2005.

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

Daily Trading Net Revenue
($ in millions)

Trading revenue used in the histogram below titled “2004 vs 2005 Distribution of Daily Trading Revenue” is the actual daily trading revenue, which includes not only back-testing profit and loss but also fees, commissions, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

Maturity Data

At December 31, 2005, we had $775.0 million aggregate principal amount of senior notes outstanding, with fixed interest rates. We entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 6.65%. The fair value of the mark to market of the swaps was positive $12.2 million as of December 31, 2005, which was recorded as an increase in the book value of the debt and an increase in other assets.

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

	Expected Maturity Date
	2006	2007	2008	2009	2010	After 2010	Total	Fair Value
	(Dollars in Thousands)

Interest rate sensitivity
7.75% Senior Notes	—	—	—	—	—	$325,000	$325,000	$360,750
7.5% Senior Notes	—	$100,000	—	—	—	—	$100,000	$103,750
5.5% Senior Notes	—	—	—	—	—	$350,000	$350,000	$353,500
Interest rate swaps	—	—	—	—	—	$200,000	$200,000	$12,164
Exchange rate sensitivity
Foreign exchange forwards, net	$(12,391)	—	—	—	—	—	$(12,391)	$(23)
Price sensitivity
Futures contracts, net purchases	$(3,402,809)	$(10,478)	$(10,474)	$(92,740)	$(1,900)	—	$(3,518,401)	$(93,287)
Commodities related swaps, net sales	$3,151,280	—	—	—	5,000	—	$3,156,280	$655,000
Option contracts, net purchases	$40,509	$24,000	$62,655	$43,000	$23,500	$17,139	$210,803	$(14,970)

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Report of Independent Registered Public Accounting Firm	40
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004	41
Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended December 31, 2005	42
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2005	43
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2005	44
Notes to Consolidated Financial Statements	46

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements appear in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jefferies Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Jefferies Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jefferies Group, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Jefferies Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Jefferies Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jefferies Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferies Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

New York, New York
February 28, 2006

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands,
	except per share amounts)

Assets
Cash and cash equivalents	$255,933	$284,111
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	629,360	553,720
Short term bond funds	7,037	6,861
Investments	107,684	97,586
Investments in managed funds	278,116	195,982
Securities borrowed	8,143,478	10,232,950
Receivable from brokers, dealers and clearing organizations	389,994	312,973
Receivable from customers	457,839	371,842
Securities owned	1,612,782	649,299
Securities pledged to creditors	178,686	597,434
Premises and equipment	69,821	57,749
Goodwill	220,607	134,936
Other assets	429,594	329,185

Total Assets	$12,780,931	$13,824,628

Liabilities and Stockholders’ Equity
Bank loans	$—	$70,000
Securities loaned	7,729,544	9,330,980
Payable to brokers, dealers and clearing organizations	303,480	376,735
Payable to customers	813,896	702,200
Securities sold, not yet purchased	1,260,565	1,120,173
Accrued expenses and other liabilities	570,229	361,254

	10,677,714	11,961,342
Long-term debt	779,873	789,067
Minority interest	36,494	35,086

Total Liabilities	11,494,081	12,785,495
Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued 70,428,997 shares in 2005 and 66,700,773 shares in 2004	7	7
Additional paid-in capital	934,541	617,587
Unearned stock-based compensation	(225,094)	(109,366)
Retained earnings	803,262	677,464
Less:
Treasury stock, at cost; 12,318,605 shares in 2005 and 9,411,464 shares in 2004	(220,703)	(149,039)
Accumulated other comprehensive income (loss):
Currency translation adjustments	962	9,348
Additional minimum pension liability adjustment	(6,125)	(6,868)

Total accumulated other comprehensive income (loss)	(5,163)	2,480

Total stockholders’ equity	1,286,850	1,039,133

Total liabilities and stockholders’ equity	$12,780,931	$13,824,628

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
For each of the years in the three-year period ended December 31, 2005

	2005	2004	2003
	(In thousands, except per share amounts)

Revenues:
Commissions	$246,943	$258,838	$250,191
Principal transactions	349,489	358,213	301,299
Investment banking	495,014	352,804	229,608
Asset management fees and investment income from managed funds	82,052	81,184	32,769
Interest	304,053	134,450	102,403
Other	20,322	13,150	10,446

Total revenues	1,497,873	1,198,639	926,716
Interest expense	293,173	140,394	97,102

Revenues, net of interest expense	1,204,700	1,058,245	829,614

Non-interest expenses:
Compensation and benefits	669,957	595,887	474,709
Floor brokerage and clearing fees	46,644	52,922	48,217
Technology and communications	67,666	64,555	58,581
Occupancy and equipment rental	47,040	39,553	32,534
Business development	42,512	35,006	26,481
Other	62,474	43,333	44,559

Total non-interest expenses	936,293	831,256	685,081

Earnings before income taxes and minority interest	268,407	226,989	144,533
Income taxes	104,089	83,955	52,851

Earnings before minority interest	164,318	143,034	91,682
Minority interest	6,875	11,668	7,631

Net earnings	$157,443	$131,366	$84,051

Earnings per share:
Basic	$2.55	$2.29	$1.58

Diluted	$2.32	$2.06	$1.42

Weighted average shares of common stock:
Basic	61,823	57,453	53,090
Diluted	67,784	63,908	59,266

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For each of the years in the three-year period ended December 31, 2005

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Common stock, par value $0.0001 per share
Balance, beginning of year	7	6	3
Issued/stock dividend	—	1	3

Balance, end of year	7	7	6

Additional paid in capital
Balance, beginning of year	617,587	443,022	272,020
Stock-based grants(1)	256,375	148,567	161,109
Proceeds from exercise of stock options	33,661	10,184	5,913
Tax benefits	26,918	15,814	3,980

Balance, end of year	934,541	617,587	443,022

Unearned stock-based compensation
Balance, beginning of year	(109,366)	(78,248)	(45,233)
Restricted stock and RSU grants	(221,330)	(106,670)	(87,263)
Restricted stock and RSU amortization expense	79,762	54,935	43,504
Previously expensed compensation	20,455	13,904	8,577
Restricted stock and RSU forfeitures	5,385	6,713	2,167

Balance, end of year	(225,094)	(109,366)	(78,248)

Retained earnings
Balance, beginning of year	677,464	567,632	496,418
Net earnings	157,443	131,366	84,051
Dividends	(31,645)	(21,534)	(12,837)

Balance, end of year	803,262	677,464	567,632

Treasury stock, at cost
Balance, beginning of year	(149,039)	(91,908)	(90,817)
Purchases	(76,291)	(59,492)	(6,563)
Returns/forfeitures	(6,717)	(8,525)	(10,361)
Issued	11,344	10,886	15,833

Balance, end of year	(220,703)	(149,039)	(91,908)

Accumulated other comprehensive income (loss)
Balance, beginning of year	2,480	(2,133)	(3,874)
Currency adjustment, net of tax	(8,386)	4,017	3,436
Pension adjustment, net of tax	743	596	(1,695)

Balance, end of year	(5,163)	2,480	(2,133)

Total Stockholders’ Equity	1,286,850	1,039,133	838,371

Comprehensive Income
Net earnings	157,443	131,366	84,051
Other comprehensive income (loss), net of tax	(7,643)	4,613	1,741

Total Comprehensive Income	149,800	135,979	85,792

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, ESOP, ESPP and Director Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 31, 2005

	2005	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$157,443	$131,366	$84,051

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	15,556	14,544	15,519
Accruals related to various benefit plans, stock issuances, net of forfeitures	118,276	117,720	73,989
Deferred income taxes	(23,475)	(31,532)	(17,570)
(Increase) decrease in cash and securities segregated	(75,640)	(371,079)	106,395
(Increase) decrease in receivables:
Securities borrowed	2,089,418	(1,864,593)	(3,249,005)
Brokers, dealers and clearing organizations	(92,263)	(20,370)	(187,936)
Customers	(105,113)	(88,251)	(73,803)
(Increase) decrease in securities owned	(964,112)	(298,150)	101,226
Decrease (increase) in securities pledged to creditors	418,748	(39,707)	(501,379)
Increase in other assets	(71,318)	(68,114)	(68,173)
Increase (decrease) in payables:
Securities loaned	(1,601,436)	1,244,397	3,381,255
Brokers, dealers and clearing organizations	(58,856)	263,386	(89)
Customers	127,959	211,503	9,351
Increase in securities sold, not yet purchased	140,392	446,951	433,345
Increase in accrued expenses and other liabilities	213,102	89,710	90,964
Increase (decrease) in minority interest	1,408	(14,834)	23,538

Net cash used in (provided by) operating activities	290,089	(277,053)	221,678

Cash flows from investing activities:
(Increase) decrease in short term bond funds	(176)	208,929	(23,130)
(Increase) decrease in investments	(9,277)	(11,623)	3,835
Increase in investments in managed funds	(82,134)	(68,796)	(75,003)
Purchase of premises and equipment	(27,186)	(17,012)	(15,850)
Acquisitions	(53,030)	(8,894)	(26,879)

Net cash flows (used in) provided by investing activities	(171,803)	102,604	(137,027)

Cash flows from financing activities:
Net proceeds from (payments on) bank loans	(70,000)	70,000	(12,000)
Issuance of long term debt	—	347,809	—
Retirement of long term debt	—	(300)	(1,000)
Payments on:
Repurchase of treasury stock	(76,291)	(59,492)	(6,563)
Dividends paid	(31,645)	(21,534)	(11,807)
Proceeds from exercise of stock options	33,661	10,184	5,913
Common shares	—	—	5,027

Net cash (used in) provided by financing activities	(144,275)	346,667	(20,430)

Effect of currency translation on cash	(2,189)	4,017	3,707

Net (decrease) increase in cash and cash equivalents	(28,178)	176,235	67,928
Cash and cash equivalents at beginning of year	284,111	107,876	39,948

Cash and cash equivalents at end of year	$255,933	$284,111	$107,876

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)
Three years ended December 31, 2005

	2005	2004	2003
	(Dollars in thousands)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$283,318	$121,444	$93,592
Income taxes	87,013	91,954	55,436
Randall & Dewey acquisition:
Fair value of assets acquired, including goodwill	$53,503
Liabilities assumed	(8,769)
Stock issued (456,442 shares)	(17,500)

Cash paid for acquisition	27,234
Cash acquired in acquisition	1,435

Net cash paid for acquisition	$25,799

Helix acquisition:
Fair value of assets acquired, including goodwill	$41,615
Liabilities assumed	(5,085)
Stock issued (315,597 shares)	(9,498)

Cash paid for acquisition	27,032
Cash acquired in acquisition	—

Net cash paid for acquisition	$27,032

Bonds Direct acquisition:
Fair value of assets acquired, including goodwill		$20,643
Liabilities assumed		(863)
Stock issued (311,842 shares)		(10,886)

Cash paid for acquisition		8,894
Cash acquired in acquisition		11

Net cash paid for acquisition		$8,883

Broadview acquisition:
Fair value of assets acquired, including goodwill			$58,904
Liabilities assumed			(22,495)
Stock issued (557,711 shares)			(15,833)

Cash paid for acquisition			20,576
Cash acquired in acquisition			7,090

Net cash paid for acquisition			$13,486

Supplemental disclosure of non-cash financing activities:

In 2003, the additional minimum pension liability included in stockholders’ equity of $7,464 resulted from an increase of $1,695 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.
In 2004, the additional minimum pension liability included in stockholders’ equity of $6,868 resulted from a decrease of $596 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.
In 2005, the additional minimum pension liability included in stockholders’ equity of $6,125 resulted from a decrease of $743 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

(1)	Organization and Summary of Significant Accounting Policies

Organization

The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC (“JFP”) and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The Company and its subsidiaries operate and are managed as a single business segment, that of an institutional securities broker-dealer, which includes several types of financial services, such as principal and agency transactions in equity, high yield, convertible and international securities, as well as investment banking and fundamental research. Since the Company’s services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest. If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for its investment at fair value. The Company also has formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships and accounted for under the equity method of accounting. The Company acts as general partner for these investment vehicles and has generally provided the third-party investors with termination or “kick-out” rights as defined by EITF 04-5.

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

Revenue Recognition Policies

Commissions.  All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $37.7 million, $42.5 million, and $46.2 million for the period ended 2005, 2004 and 2003, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenues Gross versus Net”, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.

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

Investment Banking.  Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are expensed. Reimbursed expenses totaled approximately $16.3 million, $11.6 million and $9.0 million for the years ended 2005, 2004 and 2003, respectively.

Asset Management Fees and Investment Income From Managed Funds.  Asset management fees and investment income from managed funds include revenues the Company receives from management, administrative and performance fees from funds managed by the Company, revenues from management and performance fees the Company receives from third-party managed funds, and investment income from the Company’s investments in these funds. The Company receives fees in connection with management and investment advisory services performed for various funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies Real Asset Fund, Jefferies RTS Fund, Victoria Falls CLO, Summit Lake CLO and third-party managed funds. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (generally quarterly or annually) and performance fees have been realized.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

Interest Revenue and Expense.  We recognize contractual on securities and other inventory positions owned and securities and other inventory positions sold but not yet purchased on an accrual basis as a component of interest revenue and interest expense, respectively. Interest flows on derivative transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statement of Income and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

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

Investments

Investments include direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. In situations where the Company has significant influence but not control, the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation or when we hold at least 3% of a limited partnership interest. Factors considered in valuing investments where significant influence does not exist include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information. Investment gains/losses are included in Principal transactions on the Consolidated Statements of Earnings.

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
December 31, 2005 and 2004

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

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount, except for the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 hedged by interest rate swaps which is carried at an amount that approximates fair value. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.

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

The Company follows Emerging issues Task Force (“EITF”) Statement No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” This guidance generally eliminates the practice of recognizing profit at the inception of a derivative contract unless the fair value of the derivative is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data.

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
December 31, 2005 and 2004

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

Legal Reserves

The Company recognizes a liability for a contingency when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss.

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

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation” as amended by

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

FASB No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. There were no stock option grants in 2005. Additionally, in 2005 the Company recorded compensation expense of $1.8 million related to the Company’s Employee Stock Purchase Plan, based on a discount from market.

There were two significant series of grants of restricted stock and restricted stock units during 2005. The first series of grants occurred in the first quarter of 2005 and mostly related to 2004 employee compensation totaling 2,514,502 shares and $91.5 million. The second series of grants occurred in fourth quarter of 2005 and related to 2005 employee compensation totaling 3,054,745 shares and $116.0 million. In the absence of a defined service period, FASB No. 123 presumptively defines the service period (over which compensation costs should be recognized) as the vesting period, which includes the year of grant and the subsequent vesting periods. With the adoption of FASB 123R, the Company’s policy regarding the timing of expense recognition for all employees will change to recognize compensation cost over the period from the grant date through the date the employee is no longer required to provide service to earn the award.

FASB No. 123 (revised 2004), “Share-Based Payment” (“FASB 123R”), also clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. Upon adoption of FASB 123R, in the first quarter of 2006, the Company’s policy regarding the timing of expense recognition for employees eligible for retirement will change to recognize compensation cost over the period from the grant date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. During 2005, the Company’s policy was to recognize these compensation costs over the vesting term. The adoption of FASB No. 123R on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of FASB No. 123. Accordingly, the Company has not recognized compensation expense related to stock options granted prior to January 1, 2003 and shares issued to participants in the Company’s employee stock purchase plan prior to January 1, 2003. Therefore, the cost of $82.9 million and $82.0 million related to stock-based compensation included in the determination of net income for 2005 and 2004, respectively, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	2005	2004	2003

Net earnings, as reported	$157,443	$131,366	$84,051
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51,144	50,575	39,959
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51,927)	(53,260)	(44,911)

Pro forma net earnings	$156,660	$128,681	$79,099

Earnings per share:
Basic — as reported	$2.55	$2.29	$1.58

Basic — pro forma	$2.53	$2.24	$1.49

Diluted — as reported	$2.32	$2.06	$1.42

Diluted — pro forma	$2.31	$2.01	$1.33

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

Effects of Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to FASB No. 123, FASB No. 123R, “Share-Based Payments.” FASB No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. FASB No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the U.S. Securities and Exchange Commission announced new rules that require companies to implement FASB No. 123R by the start of their fiscal year beginning after June 15, 2005. Among other requirements, FASB No. 123R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. The Company adopted FASB No. 123R, as required, on January 1, 2006, using the modified prospective method. Upon adoption of FASB No. 123R on January 1, 2005, we will recognize an after-tax gain of approximately $1.6 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. We do not expect the adoption of FASB 123R to otherwise have a material effect on our consolidated financial statements.

FASB No. 123R generally requires equity-based awards granted to retirement-eligible employees to be expensed immediately. For stock-based awards granted prior to our adoption of FASB No. 123R, compensation cost for retirement eligible employees, is recognized over the service period specified in the award. We accelerate the recognition of compensation cost if and when a retirement-eligible employee leaves the Company.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The following table sets forth the pro forma net earnings that would have been reported for the years ended December 31, 2005, 2004 and 2003 if equity-based awards granted to retirement-eligible employees had been expensed immediately as required by FASB No. 123R:

	2005	2004	2003

Net earnings, as reported	$157,443	$131,366	$84,051
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51,144	50,575	39,959
Deduct: Stock-based employee compensation expense, net of related tax effect, determined under FASB No. 123R	(76,143)	(59,184)	(40,030)

Pro forma net earnings	$132,444	$122,757	$83,980

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“FASB No. 154”). FASB No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. FASB No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FASB No. 154 to have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Management is currently evaluating the effect of adoption of EITF 04-5 on the Company’s consolidated financial condition, results of operations and cash flows.

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

(2)	Asset Management Fees and Investment Income From Managed Funds

Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	December 31,	December 31,
	2005	2004

Assets under management:
Fixed Income(1)	$1,042	$602
Equities(2)	505	464
Convertibles(3)	1,656	1,380
Real Assets(4)	140	190

	3,343	2,636

Assets under management by third parties(5):
Equities, Convertibles and Fixed Income	278	652
Private Equity	639	482

	917	1,134

Total	$4,260	$3,770

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO and the Victoria Falls CLO, but does not include third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Managed convertible bond assets.

(4)	The Jefferies Real Asset Fund.

(5)	Third party managed funds in which the Company has a 50% or less interest in the entities that manage these assets or otherwise receives a portion of the management or incentive fees. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars):

	2005	2004	2003

Asset management fees:
Fixed Income(1)	$19,556	$10,999	$9,438
Equities(2)	15,415	14,494	7,665
Convertibles(3)	7,516	9,124	165
Real Assets(4)	8,456	3,591	—

	50,943	38,208	17,268
Investment income from managed funds	31,109	42,976	15,501

Total	$82,052	$81,184	$32,769

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO and the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund.

The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the years ended December 31, 2005 and 2004 (in millions of dollars):

     Year Ended December 31, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds —	Income from
	Average	Managed	Minority Interest	Managed
	Investment(5)	Funds(5)	Portion	Funds

Fixed Income(1)	$139.3	$18.9	$7.2	$11.7
Equities(2)	63.2	10.1	0.3	9.8
Convertibles(3)	11.2	0.7	—	0.7
Real Assets(4)	10.4	1.4	—	1.4

Total	$224.1	$31.1	$7.5	$23.6

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

     Year Ended December 31, 2004

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds —	Income from
	Average	Managed	Minority Interest	Managed
	Investment(5)	Funds(5)	Portion	Funds

Fixed Income(1)	$105.2	$29.1	$5.4	$23.7
Equities(2)	36.8	14.1	4.6	9.5
Convertibles(3)	12.0	(0.7)	—	(0.7)
Real Assets(4)	9.3	0.5	—	0.5

Total	$163.3	$43.0	$10.0	$33.0

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO and certain third-party managed funds. Although the Jefferies Partners Opportunity funds and the Jefferies Employees Opportunity Fund, LLC are often referred to as funds, they are registered with the Securities and Exchange Commission as broker-dealers.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund.

(5)	The Company has excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations and the associated investment income.

Included in investments in managed funds as of December 31, 2005 and 2004 is $68,169,000 and $52,585,000, respectively, relating to the Company’s interest in the unconsolidated high yield funds that the Company manages. Included in investment income from managed funds for the years ended December 31, 2005, 2004 and 2003 is $10,547,000, $8,566,000 and $7,049,000, respectively, relating to the associated income from the Company’s interest in those high yield funds.

(3)	Cash, Cash Equivalents, and Short-Term Investments

The Company generally invests its excess cash in money market funds and other short-term investments. Cash equivalents are part of the cash management activities of the Company and have original maturities of 90 days or less.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable, or accessible for liquidity purposes within a relatively short period of time as of December 31, 2005 and 2004 (in thousands of dollars):

	December 31,	December 31,
	2005	2004

Cash and cash equivalents:
Cash in banks	$85,191	$105,814
Money market investments	170,742	178,297

Total cash and cash equivalents	255,933	284,111
Cash and securities segregated(1)	629,360	553,720
Short-term bond funds	7,037	6,861
Auction rate preferreds(2)	28,756	50,365
Mortgage-backed securities(2)	13,458	27,511
Asset-backed securities(2)	33,159	21,093

	$967,703	$943,661

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in securities owned or securities pledged to creditors (see note 5 of Notes to Consolidated Financial Statements). Items are financial instruments utilized in the Company’s overall cash management activities and are readily convertible to cash, marginable or accessible for liquidity purposes.

(4)	Receivable from, and Payable to, Customers

The following is a summary of the major categories of receivables from customers as of December 31, 2005 and 2004 (in thousands of dollars):

	2005	2004

Customers (net of allowance for uncollectible accounts of $620 in 2005 and $294 in 2004)	$449,916	$356,045
Officers and directors	7,923	15,797

	$457,839	$371,842

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

(5)	Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased

The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 2005 and 2004 (in thousands of dollars):

	2005		2004
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$291,724	$224,235	$217,478	$503,536
High yield securities	107,560	34,853	92,364	20,340
Corporate debt securities	756,931	589,967	189,684	480,882
U.S. Government and agency obligations	402,316	370,863	26,954	96,747
Auction rate preferreds	28,756	—	50,365	—
Mortgage-backed securities	—	—	27,511	—
Asset backed securities	—	—	21,093	—
Other	500	665	1,075	624
Options	24,995	39,982	22,775	18,044

	$1,612,782	$1,260,565	$649,299	$1,120,173

The following is a summary of the market value of major categories of securities pledged to creditors as of December 31, 2005 and 2004 (in thousands of dollars):

	2005	2004

Corporate debt securities	$16,882	$429,278
U.S. Government and agency obligations	—	42,820
Mortgage-backed securities	13,458	—
Asset backed securities	33,159	—
High yield securities	15,423	25,929
Corporate equity securities	99,764	99,407

	$178,686	$597,434

(6)	Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2005 and 2004 (in thousands of dollars):

	2005	2004

Furniture, fixtures and equipment	$125,708	$108,530
Leasehold improvements	63,627	54,899

Total	189,335	163,429
Less accumulated depreciation and amortization	119,514	105,680

	$69,821	$57,749

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

Depreciation and amortization expense amounted to $14,705,000, $13,776,000 and $14,745,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(7)	Bank Loans

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At December 31, 2005 there were no unsecured bank loans outstanding. At December 31, 2004 there were $70,000,000 in unsecured bank loans outstanding with an average interest rate of 2.94%

(8)	Long-Term Debt

The following summarizes long-term debt outstanding at December 31, 2005 and 2004 (in thousands of dollars):

	2005	2004

7 1/2% Senior Notes, due 2007, less unamortized discount of $46 and $74 in 2005 and 2004, respectively, effective rate of 8%	$99,954	$99,926
7 3/4% Senior Notes, due 2012, less unamortized discount of $5,383 and $6,025 in 2005 and 2004, respectively, effective rate of 8%	331,781	341,184
5 1/2% Senior Notes, due 2016, less unamortized discount of $1,862 and $2,043 in 2005 and 2004, effective rate of 5.6%	348,138	347,957

	$779,873	$789,067

In 2002 the Company entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 6.65%. The fair value of the mark to market of the swaps was positive $12.2 million as of December 31, 2005, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

(9)	Income Taxes

Total income taxes for the years ended December 31, 2005, 2004 and 2003 were allocated as follows (in thousands of dollars):

	2005	2004	2003

Earnings	$104,089	$83,955	$52,851
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(26,918)	(15,814)	(3,980)

	$77,171	$68,141	$48,871

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

Income taxes (benefits) for the years ended December 31, 2005, 2004 and 2003 consist of the following (in thousands of dollars):

	2005	2004	2003

Current:
Federal	$95,341	$85,884	$53,541
State and city	24,771	22,288	13,472
Foreign	7,452	7,315	3,408

	127,564	115,487	70,421

Deferred:
Federal	(14,251)	(23,651)	(11,897)
State and city	(6,344)	(7,881)	(5,673)
Foreign	(2,880)	—	—

	(23,475)	(31,532)	(17,570)

	$104,089	$83,955	$52,851

Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2005, 2004 and 2003 as a result of the following (in thousands of dollars):

	2005		2004		2003
	Amount	%	Amount	%	Amount	%

Computed expected income taxes	$93,944	35.0%	$79,446	35.0%	$50,587	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	11,977	4.5	9,365	4.1	5,069	3.5
Limited deductibility of meals and entertainment	1,634	0.6	886	0.4	1,436	1.0
Minority interest, not subject to tax	(2,887)	(1.1)	(4,099)	(1.8)	(2,945)	(2.0)
Foreign income	(1,086)	(0.4)	244	0.1	(398)	(0.3)
Other, net	507	0.2	(1,887)	(0.8)	(898)	(0.6)

Total income taxes	$104,089	38.8%	$83,955	37.0%	$52,851	36.6%

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below (in thousands of dollars):

	2005	2004

Deferred tax assets:
Long-term compensation	$164,668	$112,243
Accounts receivable	3,472	3,631
State income taxes	3,623	3,678
Premises and equipment	—	1,331
Pension	4,390	4,922
Investments	—	414

Sub-total	176,153	126,219
Valuation allowance	—	—

Total deferred tax assets	$176,153	$126,219

Deferred tax liabilities:
Premises and equipment	3,573	—
Goodwill amortization	7,373	—
Investments	12,703	—
Other, net	2,810	—

Total deferred tax liabilities	$26,459	$—

Net deferred tax asset, included in other assets	$149,694	$126,219

There was no valuation allowance for deferred tax assets as of December 31, 2005, 2004 and 2003.

Management believes it is more likely than not that the Company will realize the deferred tax asset through future earnings.

The current tax liability as of December 31, 2005 and 2004 was $29,324,000 and $14,171,000, respectively.

Withholding and U.S. taxes have not been provided on approximately $29 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends, however, management does not believe the related tax on such taxable amounts would be material.

(10)	Benefit Plans

Pension Plan

The Company has a defined benefit pension plan which covers certain employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee’s career average pay. The Company’s funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes. Differences in each year, if any, between expected and actual returns in excess of a 10% corridor (as defined in FASB No. 87, Employers’ Accounting for Pensions) are amortized in net periodic pension calculations. Effective

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

December 31, 2005, benefits under the pension plan have been frozen. Accordingly, there will be no further benefit accruals for future service after December 31, 2005.

The following tables set forth the plan’s funded status and amounts recognized in the Company’s accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

	December 31,
	2005	2004

Accumulated benefit obligation	$43,287	$40,565

Projected benefit obligation for service rendered to date	$43,287	$45,688
Plan assets, at fair market value	33,062	29,197

Excess of the projected benefit obligation over plan assets	$10,225	$16,491
Unamortized prior service cost	—	(252)
Prepaid/(accrued) benefit cost	289	674
Unrecognized net loss	(10,514)	(16,913)
Adjustment to recognize minimum liability	10,514	12,042
Intangible asset	—	(252)

Pension liability included in other liabilities	$10,514	$11,790

	Year Ended December 31,
	2005	2004	2003

Net pension cost included the following components:
Service cost — benefits earned during the period	$2,077	$1,984	$1,447
Interest cost on projected benefit obligation	2,551	2,457	2,206
Expected return on plan assets	(2,239)	(1,846)	(1,448)
Net amortization	1,008	1,181	913

Net periodic pension cost	$3,397	$3,776	$3,118

	Year Ended December 31,
	2005	2004

Fair value of assets, beginning of year	$29,197	$23,665
Employer contributions	3,275	4,000
Benefit payments made	(1,682)	(939)
Administrative expenses paid	(261)	(228)
Total investment return	2,533	2,699

Fair value of assets, end of year	$33,062	$29,197

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004

Projected benefit obligation, beginning of year	$45,688	$40,691
Service cost	2,077	1,984
Interest cost	2,551	2,457
Actuarial gains and losses	(6)	1,722
Curtailments	(5,080)	—
Administrative expenses paid	(261)	(228)
Benefits paid	(1,682)	(939)

Projected benefit obligation, end of year	$43,287	$45,688

The plan assets consist of approximately 60% equities and 40% fixed income securities in 2005 and 2004. The target allocation of plan assets for 2006 is approximately 60% equities and 40% fixed income securities.

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.55% and 4.00%, respectively, in 2005, 5.75% and 4.00%, respectively, in 2004, and 6.00% and 4.00%, respectively, in 2003. The expected long-term rate of return on assets was 7.5% in 2005, 2004 and 2003.

The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk.

Effective December 31,2005, benefits under the pension plan have been frozen. There will be no further benefit accruals after December 31, 2005.

The Company presently anticipates contributing between $500,000 and $1 million to its pension plan during 2006.

Expected benefit payments through December 31, 2014 are as follows (in thousands of dollars):

2005	$2,562
2006	1,546
2007	1,696
2008	2,256
2009	3,121
2010 through 2014	11,515

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
December 31, 2005 and 2004

number of shares issued and outstanding immediately prior to the grant. Under the Incentive Plan, the exercise price of each option is generally not less than the market price of the Company’s stock on the date of grant and the option’s maximum term is ten years.

Restricted Stock/Restricted Stock Units.  The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted.

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

During 2005, 2004 and 2003, employees were awarded an aggregate of 6,037,000, 3,327,000, and 3,838,000 restricted stock and restricted stock units, respectively, with a corresponding market value of $221,330,000, $106,670,000, and $87,263,000, respectively. There were two significant series of grants of restricted stock and restricted stock units during 2005. The first series of grants occurred in the first quarter of 2005 and mostly related to 2004 employee compensation totaling 2,514,502 shares and $91.5 million. The second series of grants occurred in fourth quarter of 2005 and related to 2005 employee compensation totaling 3,054,745 shares and $116.0 million. A portion of the market value of the restricted stock related to current service is expensed in the applicable year and that portion relating to future service is amortized over its vesting period, generally three to five years.

The following table details the issuances of restricted stock and restricted stock units:

	Year Ended December 31,
	2005	2004	2003
	(Shares in 000s)

Restricted stock
Balance, beginning of year	5,271	5,811	6,015
Grants	1,298	1,763	3,838
Forfeited	(310)	(298)	(151)
RSU conversion	(1,556)	(455)	(2,660)
Vested	(1,024)	(1,550)	(1,231)

Balance, end of year	3,679	5,271	5,811

Restricted stock units (RSU)
Balance, beginning of year	6,029	3,433	—
Grants, includes dividends	4,739	1,564	—
Restricted stock conversion	1,556	455	2,660
Deferral expiration	(268)	—	—
Forfeited	(59)	—	—
Deferral of option gains	334	577	773

Balance, end of year	12,331	6,029	3,433

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The compensation cost associated with restricted stock and restricted stock units includes the amortization of the current year and prior years’ grants and amounted to $79,762,000, $71,730,000, and $57,408,000 in 2005, 2004, and 2003, respectively. The conversion of restricted stock into restricted stock units did not impact compensation expenses because such conversation is a result of employee deferral elections under Section 409A of the Internal Revenue Code.

Director Plan

The Company also has a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provided for an annual grant to each non-employee director of $80,000 of restricted stock or deferred shares. These grants are made automatically on the date directors are elected or reelected at the Company’s annual meeting. These grants vest three years after the date of grant and are expensed over the vesting period. Beginning January of 2006, the amount of the award was increased to $100,000 of restricted stock or deferred shares.

Additionally, the Directors’ Plan permits each non-employee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on the common stock of the Company are credited to a Director’s account and reinvested as additional deferred shares.

A total of 1,000,000 shares of the Company’s common stock is reserved under the Directors’ Plan, of which 89,290 have been granted as of December 31, 2005.

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

In the past, the Company’s stock purchase plan matched employee contributions at a rate of 15% (more, if profits exceeded targets set by the Company’s Board of Directors). The Company recognized compensation cost related to its matching in the period the employee purchased the stock.

The compensation cost related to these plans was $1,800,000, $1,900,000 and $1,573,000 in 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

The Company also has a Deferred Compensation Plan which was established in 2001. In 2005, 2004 and 2003, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest at a 10% discount in deferred shares of the Company’s stock (“DCP deferred shares”), stock options (prior to 2004) and other alternatives on a pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned. In addition, the compensation cost related to the discount on the DCP deferred shares provided by the plan was $1,329,000, $1,734,000 and $5,548,000 in 2005, 2004 and 2003, respectively. A total of

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

8,000,000 shares of the Company’s common stock are reserved under the Deferred Compensation Plan. As of December 31, 2005, there were 3,678,227 DCP deferred shares outstanding under the Plan. The following table details the issuances of DCP deferred shares:

	Year Ended December 31,
	2005	2004	2003
	(Shares in 000s)

DCP deferred shares
Balance, beginning of year	3,405	2,878	2,121
Credits	276	539	757
Withdrawals	(3)	(12)	—

Balance, end of year	3,678	3,405	2,878

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. In 1999, the Company re-established annual contributions to the ESOP. The compensation cost related to this plan was $0, $6,663,000, and $200,000 in 2005, 2004 and 2003, respectively.

Profit Sharing Plan

The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3,230,000, $2,666,000 and $2,055,000 in 2005, 2004 and 2003, respectively.

Options Issued Under All Plans

The fair value of all option grants for all the Company’s plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004 and 2003, respectively: dividend yield of 0.9%, and 0.5%; expected volatility of 32.6%, and 33.4%; risk-free interest rates of 3.0%, and 3.7%; and expected lives of 4.8 years, and 5.6 years. There were no option grants in 2005.

A summary of the status of Company stock options in all its stock-based plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,890,837	$17.75	6,617,795	$16.16	7,892,582	$14.91
Granted	—	—	9,233	35.32	136,777	22.38
Exercised	(2,494,011)	16.45	(1,682,882)	11.65	(1,300,640)	9.64
Forfeited	(130,562)	11.98	(53,309)	16.23	(110,924)	11.52

Outstanding at end of year	2,266,264	$19.50	4,890,837	$17.75	6,617,795	$16.16

Options exercisable at year-end	2,266,264	$19.50	4,145,414	$16.80	4,273,192	$14.30
Weighted-average fair value of options granted during the year		$—		$10.50		$7.62

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2005	Life (Years)	Price	2005	Price

$ 3.10 to 9.99	95,686	1.2	$4.60	95,686	$4.60
$10.00 to 19.99	873,292	0.9	16.14	873,292	16.14
$20.00 to 29.99	1,274,727	1.5	22.67	1,274,727	22.67
$30.00 to 35.32	22,559	3.0	33.90	22,559	33.90

$ 3.10 to 35.32	2,266,264	1.3	$19.50	2,266,264	$19.50

(11)	Minority Interest

Minority interest primarily represents the minority interest holders’ proportionate share of the equity of JEOF. At December 31, 2005, Jefferies Group, Inc. owned approximately 36% of JEOF.

(12)	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Earnings:	$157,443	$131,366	$84,051

Shares:
Average shares used in basic computation	61,823	57,453	53,090
Stock options	1,373	1,966	1,903
Restricted stock/restricted stock units	4,588	4,489	4,273

Average shares used in diluted computation	67,784	63,908	59,266

Earnings per share:
Basic	$2.55	$2.29	$1.58

Diluted	$2.32	$2.06	$1.42

The Company had no anti-dilutive securities for purposes of the annual and quarterly earnings per share computations in 2005, 2004 and 2003.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

(13)	Leases

As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2022. Future minimum lease payments for all noncancelable operating leases at December 31, 2005 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net

2006	$37,283	$4,543	$32,740
2007	35,798	3,003	32,795
2008	34,308	2,188	32,120
2009	28,539	688	27,851
2010	25,676	434	25,242
Thereafter	87,227	—	87,227

Rental expense amounted to $34,959,000, $28,311,000 and $22,908,000, in 2005, 2004 and 2003, respectively.

(14)	Derivative Financial Instruments

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

Jefferies Financial Products, LLC.

Jefferies Financial Products, LLC (“JFP”), a wholly-owned subsidiary of the Company, was formed as a limited liability company in November 2003. JFP is a market maker in commodity index products and a trader in commodities futures and options. JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”) and options, where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are creditworthy institutional investors, such as pension funds, mutual funds, sovereigns, foundations, endowments, and other institutional investors. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield), or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange, individual commodities and commodity indices.

Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. JFP believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $(0.6) million and $(28.8) million, respectively at December 31, 2005 and $17.3 million and $(6.5) million, respectively at December 31, 2004.

The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of December 31, 2005:

	0 - 12	1 - 5	5 - 10
	Months	Years	Years	Total
	(In millions)

Swaps	$(0.6)	$—	$—	$(0.6)
Options	—	(27.3)	(1.5)	(28.8)
FX forwards	—	(0.1)	—	(0.1)
Exchange-traded futures and options	95.8	(0.1)	—	95.7

Total	$95.2	$(27.5)	$(1.5)	$66.2

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

At December 31, 2005 and December 31, 2004, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
	December 31,	December 31,
	2005	2004
	(In millions)

Counterparty credit quality:
A or higher	$(29.5)	$17.3
Exchange-traded futures and options(1)	95.7	(6.0)

Total	$66.2	$11.3

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

At September 30, 2005 and December 31, 2004 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
	December 31,	December 31,
	2005	2004
	(In millions)

Foundations, trust and endowments	$(0.1)	$—
Financial services	(45.1)	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	15.7	17.3
Exchanges(1)	95.7	(6.0)

Total	$66.2	$11.3

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

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

The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 6.65%. The fair value of the mark to market of the swaps was positive $12.2 million as of December 31, 2005, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The following table presents the fair value of derivatives at December 31, 2005 and December 31, 2004. The fair value of assets/liabilities related to derivative contracts at December 31, 2005 and December 31, 2004 represent the Company’s receivable/payable for derivative financial instruments before consideration of securities collateral.

	December 31,		December 31,
	2005		2004
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Futures contracts	$189,800	$(96,513)	$338	$(10,239)
Commodity related swaps	38,125	(38,780)	20,497	(3,531)
Option contracts	24,995	(39,982)	22,775	(18,044)
Foreign exchange forward contracts	—	(23)	—	(27)
Interest rate swaps	12,164	—	22,209	—

(15)	Other Comprehensive Gain (Loss)

The following summarizes other comprehensive gain and accumulated other comprehensive gain at December 31, 2005 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$(8,386)	$—	$(8,386)
Minimum pension liability adjustment	1,276	(533)	743

Other comprehensive (loss)	$(7,110)	$(533)	$(7,643)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)

Beginning balance	$9,348	$(6,868)	$2,480
Change in 2005	(8,386)	743	(7,643)

Ending balance	$962	$(6,125)	$(5,163)

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
December 31, 2005 and 2004

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

The following summarizes other comprehensive gain and accumulated other comprehensive loss at December 31, 2003 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount

Currency translation adjustments	$3,436	$—	$3,436
Minimum pension liability adjustment	(2,855)	1,160	(1,695)

Other comprehensive gain	$581	$1,160	$1,741

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	(Loss)

Beginning balance	$1,895	$(5,769)	$(3,874)
Change in 2003	3,436	(1,695)	1,741

Ending balance	$5,331	$(7,464)	$(2,133)

(16)	Net Capital Requirements

As registered broker-dealers, Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies and Jefferies Execution have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital.

As of December 31, 2005, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$259,213	$245,083
Jefferies Execution	14,212	13,962

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

(17)	Commitments and Guarantees

The following table summarizes other commitments and guarantees at December 31, 2005:

		Expected Maturity Date
				2008	2010	2012
	Notional/Maximum			and	and	and
	Payout	2006	2007	2009	2011	Later
			(Dollars in millions)

Standby letters of credit	$172.6	$172.6	—	—	—	—
Undrawn bank credit	$24.0	$24.0	—	—	—	—
Equity Commitments	$160.5	—	—	—	—	$160.5
Derivative contracts	$56.0	$54.9	$.2	$.9	—	—

Standby Letters of Credit.  In the normal course of business, the Company had letters of credit outstanding aggregating $172.6 million at December 31, 2005, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of December 31, 2005, there were no draw downs on these letters of credit.

Undrawn Bank Credit.  As of December 31, 2005, the Company had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL.

Equity Commitments.  On October 7, 2004, the Company entered into an agreement with Babson Capital and MassMutual to form Jefferies Babson Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Jefferies Babson Finance LLC will be capitalized over time with $250 million in equity commitments, provided equally by Jefferies Group, Inc. and Babson Capital’s parent, MassMutual, and will be leveraged. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2005, the Company funded $12.0 million of its aggregate commitment leaving $113.0 million unfunded.

During 2005, the Company committed to invest an aggregate of $36.9 million in Jefferies Capital Partners IV L.P. and its related parallel funds. As of December 31, 2005, the Company funded approximately $2.3 million of its aggregate commitment leaving $34.6 million unfunded.

As of December 31, 2005, the Company had other equity commitments to invest up to $12.9 million in various other investments

Jefferies Financial Products, LLC.  In July 2004, JFP entered into a credit intermediation facility with an “AA”-rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into a back-to-back transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is responsible to the Bank for the performance of JFP’s customers. The Company guarantees the performance of JFP to the Bank under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP.

High Yield Loan Commitments.  From time to time the Company makes commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

representations, warranties and contractual conditions applicable to the borrower. The Company defines high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. The Company did not have commitments outstanding to non-investment grade borrowers as of December 31, 2005.

Derivative contracts.  In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include written equity and commodity put options. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. Accordingly, if these conditions are met, we have not included such derivatives in our guarantee disclosures. At December 31, 2005, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $56 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At December 31, 2005 the fair value of such derivative contracts approximated $2 million. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.

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

(18)	Segment Reporting

We currently have one reportable business segment, Capital Markets. The Capital Markets reportable segment includes our traditional securities brokerage and investment banking activities. Our operating segments have been aggregated where they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the services they provide, (ii) their methods of distribution, (iii) the types of clients they serve and (iv) the regulatory environments in which they operate. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of revenue and expenses related to our non-integrated asset management businesses including the Jackson Creek CDO, Victoria Falls CLO, Summit Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and the Jefferies Real Asset Fund.

Our segment information is prepared using the following methodologies:

Net revenues and expenses directly associated with each business segment are included in determining income before taxes.

Net revenues and expenses not directly associated with specific business segments are allocated based on the most relevant measures applicable, including each segment’s net revenues, headcount and other factors.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

Segment assets include an allocation of indirect corporate assets that have been fully allocated to our segments, generally based on each segment’s capital utilization.

The Company’s net revenues, expenses, income (loss) before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total

Twelve months ended December 31, 2005
Net revenues	$1,163.1	$41.6	$1,204.7
Expenses	910.1	26.2	936.3

Income before taxes	$253.0	$15.4	$268.4

Segment assets	$12,764.2	$16.7	$12,780.9

Twelve months ended December 31, 2004
Net revenues	$1,019.3	$38.9	$1,058.2
Expenses	811.9	19.3	831.2

Income before taxes	$207.4	$19.6	$227.0

Segment assets	$13,813.4	$11.2	$13,824.6

Twelve months ended December 31, 2003
Net revenues	$825.4	$4.2	$829.6
Expenses	682.4	2.7	685.1

Income before taxes	$143.0	$1.5	$144.5

Segment assets	$10,992.3	$0.0	$10,992.3

(19)	Goodwill

The following is a summary of goodwill as of December 31, 2005 (in thousands of dollars):

	2004	2005	2005	Acquisition
Acquisition	Balance	Activity	Balance	Date

Broadview International LLC	$48,827	$5,998	$54,825	Dec. 2003
Randall & Dewey	—	48,383	48,383	Jan. 2005
Helfant Group, Inc.	26,062	—	26,062	Sept. 2001
Quarterdeck Investment Partners, LLC	25,170	5,785	30,955	Dec. 2002
Bonds Direct Securities LLC	20,943	—	20,943	Sept. 2004
The Europe Company	11,123	—	11,123	Aug. 2000
Helix Associates	—	25,307	25,307	May 2005
Other	2,811	198	3,009	Dec. 2003

	$134,936	$85,671	$220,607

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

The Company acquired certain assets of Randall & Dewey for approximately $17.5 million in stock and $27.2 million in cash. The acquisition was accounted for as a purchase and preliminarily resulted in approximately $41.5 million in goodwill. There is also a five-year contingency for additional consideration, based on future revenues. During 2005, there was a $6.9 million accrual for additional consideration under the five-year contingency.

The acquisitions of Helix Associates, Randall & Dewey, Bonds Direct, Broadview International LLC and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration to the selling shareholders, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. Subsequent to December 31, 2005, the Bonds Direct contingency for additional consideration was terminated pursuant to the terms of the acquisition agreement.

The 2005 activity for Quarterdeck Investment Partners, LLC and Broadview International LLC primarily represents additional contingent consideration.

None of the acquisitions listed above were considered material business combinations based on the small percentage they represented of the Company’s total assets, equity, revenues and net earnings.

(20)	Variable Interest Entities (“VIEs”)

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

The Company also owns significant variable interests in Summit Lake CLO, and Victoria Falls CLO for which we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $606 million. The Company’s exposure to loss is limited to its capital contributions. The carrying value of the Company’s investment in Summit Lake CLO and Victoria Falls CLO is $11.8 million at December 31, 2005.

(21)	Related Party Disclosures

High Yield Funds

In January 2000, the Company created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by its Jefferies High Yield department. Although the Company refers to these three broker-dealer entities as funds, they are registered with the Commission as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. The Company’s senior management (including its Chief Executive Officer and Chief Financial Officer) and certain of its employees have direct investments in these funds on terms identical to other fund participants. The Company has a 17% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 6% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of December 31, 2005, on a combined basis, the High Yield division had in excess of $945 million of

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

combined pari passu capital available (including unfunded commitments and availability under the fund revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by Richard Handler, the Company’s Chief Executive Officer.

Jefferies Capital Partners

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

During 2005, the Company committed to invest an aggregate of $36.9 million in Fund IV. As of December 31, 2005, the Company’s remaining commitment was approximately $34.6 million.

The Company has guaranteed the obligations of two other private equity funds managed by entities controlled by Mr. Friedman. These obligations may arise under a $20 million credit facility and a $4 million credit facility provided by a third party to these funds. The Company has also guaranteed certain of the obligations of an employee parallel fund to Fund IV, including a guarantee of up to an aggregate of approximately $30 million in bank loans committed to such employee fund.

(22)	Subsequent Events (Unaudited)

Debt Issuance — 30 Year Senior Debentures

In January 2006, we sold in a registered public offering $500 million aggregate principal amount of our unsecured 6.25% 30-year senior debentures due January 15, 2036.

Massachusetts Mutual Life Insurance Company

In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of the Company’s Series A convertible preferred stock. The principal terms of the Series A Preferred include a 3.25% annual, cumulative cash dividend with a conversion price of $62 per share. The preferred stock is callable after 10 years and will mature in 2036.

In February 2006, the Company and MassMutual also agreed to double their equity commitments to Jefferies Babson Finance LLC, the joint venture the two firms formed in October 2004. With an incremental $125 million from each partner, the new total committed equity capitalization of the joint venture finance company is $500 million.

The incremental capital will allow Jefferies Babson Finance to continue to grow its business of offering senior loans to middle market and growth companies, originated primarily through the Company’s investment banking efforts. Babson Capital Management LLC, a MassMutual affiliate, will continue to provide primary credit analytics and portfolio management services. The Company will continue to account for its 50% economic and voting

JEFFERIES GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004

interest in Jefferies Babson Finance on the equity method of accounting. In addition, origination and syndication fees earned by the Company’s investment banking effort will be recorded as a component of investment banking revenue.

(23)	Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2005 and 2004 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year

2005
Revenues	$343,893	$344,163	$378,084	$431,733	$1,497,873
Earnings before income taxes and minority interest	62,173	60,310	67,537	78,387	268,407
Net earnings	36,672	35,437	38,595	46,739	157,443
Net earnings per share:
Basic	$0.61	$0.58	$0.62	$0.74	$2.55

Diluted	$0.56	$0.53	$0.57	$0.68	$2.32

2004
Revenues	$303,094	$277,170	$293,102	$325,273	$1,198,639
Earnings before income taxes and minority interest	61,219	54,676	54,950	56,144	226,989
Net earnings	31,909	31,786	32,275	35,396	131,366
Net earnings per share:
Basic	$0.57	$0.55	$0.56	$0.61	$2.29

Diluted	$0.51	$0.50	$0.51	$0.55	$2.06

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of KPMG LLP are contained in Part II, Item 8 of this report.

Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2004 and are filing as exhibits to this report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Pages

(a)1. Financial Statements
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	39
Consolidated Statements of Financial Condition	41
Consolidated Statements of Earnings	42
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income	43
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	46

(a)2.  Financial Statement Schedules

All Schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a)3.  Exhibits

2	Share and Membership Interest Purchase Agreement dated as of July 18, 2005, by and among Brian P. Friedman, James L. Luikart, 2055 Partners L.P., Jefferies Capital Partners IV LLC, JCP IV LLC, and Jefferies Group, Inc. is incorporated by reference to Exhibit 2 of Registrants Form 8-K filed on July 21, 2005.
3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.
3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.
3.3	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.
4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b) (4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
10.1	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on July 14, 2003.
10.2*	Amendment No. 1, dated as of December 1, 2005, to the Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003.
10.3	Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Appendix 4 of Registrant’s Proxy Statement filed on April 4, 2003.
10.4	Jefferies Group, Inc. 1999 Incentive Compensation Plan as Amended and Restated as of October 22, 2002 is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on August 8, 2003.
10.5	Jefferies Group, Inc. Stock Option Gain and Stock Award Deferral Program effective as of January 21, 2003 is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 9, 2003.
10.6	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 filed on April 20, 1999.
10.7	Form of Restricted Stock Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on November 8, 2004.
10.8	Form of Option Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan and Jefferies Group, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on November 8, 2004.

10.9	Form of Restricted Stock Units Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 31, 2005.
10.10	Summary of Non-Employee Director Compensation (as amended on July 14. 2003) pursuant to the Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 31, 2005.
10.11	Summary of Non-Employee Director Compensation (as amended on January 17, 2006) pursuant to the Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 18, 2006.
10.12	Summary of the Jefferies Group, Inc. 2005 CEO, President, CFO and General Counsel Total Direct Pay Program is incorporated by reference to Exhibit 99 of Registrants Form 8-K filed on January 24, 2005.
10.13	Summary of the 2005 (partial year) and 2006 Total Direct Pay Program for Brian P. Friedman is incorporated by reference to Exhibit 10 of Registrants Form 8-K filed on August 16, 2005.
10.14	Summary of the Jefferies Group, Inc. 2006 Executive Compensation Direct Pay Program is incorporated by reference to Exhibit 10 of Registrants Form 8-K filed on February 3, 2006.
10.15*	Deferred Compensation Agreement, as amended and restated as of December 29, 2005, between Jefferies & Company, Inc. and Richard B. Handler.
10.16	Amendment Agreement dated February 7, 2006 to the Limited Liability Company Agreement, dated as of October 7, 2004, by and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company, Babson Capital Management LLC, Class C Member LLC, and Jefferies Babson Finance LLC is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on February 7, 2006.
10.17	Purchase Agreement dated January 19, 2006 among Jefferies Group, Inc., Citigroup Global Markets Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., Keefe, Bruyette & Woods, Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., HSBC Securities (USA) Inc. and SG Americas Securities, LLC is incorporated by reference to Exhibit 10.1 of Registrants Form 8-K filed on February 1, 2006.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries of Registrant.
23*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, and 10.15 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

By:	/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer

Dated:  February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	February 28, 2006

/s/ JOSEPH A. SCHENK Joseph A. Schenk	Executive Vice President and Chief Financial Officer	February 28, 2006

/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	February 28, 2006

/s/ W. PATRICK CAMPBELL W. Patrick Campbell	Director	February 28, 2006

/s/ RICHARD G. DOOLEY Richard G. Dooley	Director	February 28, 2006

/s/ ROBERT E. JOYAL Robert E. Joyal	Director	February 28, 2006

/s/ FRANK J. MACCHIAROLA Frank J. Macchiarola	Director	February 28, 2006