Form 10-Q
period 2006-03-31
JEFFERIES GROUP INC /DE/
filed 2006-05-10
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 118,527,220 shares as of the close of business May 4, 2006 (restated to reflect the effect of the two-for-one stock split to be effected as a stock dividend on May 15, 2006).

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$668,933	$255,933
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	479,308	629,360
Short term bond funds	—	7,037
Investments	113,322	107,684
Investments in managed funds	281,499	278,116
Securities borrowed	9,680,524	8,143,478
Receivable from brokers, dealers and clearing organizations	565,313	389,994
Receivable from customers	569,690	457,839
Securities owned	2,240,726	1,612,782
Securities pledged to creditors	477,266	178,686
Premises and equipment	71,294	69,821
Goodwill	227,091	220,607
Other assets	569,931	429,594

Total Assets	$15,944,897	$12,780,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$1,927	$—
Securities loaned	8,871,604	7,729,544
Payable to brokers, dealers and clearing organizations	629,872	303,480
Payable to customers	889,721	813,896
Securities sold, not yet purchased	2,213,235	1,260,565
Accrued expenses and other liabilities	540,446	570,229

	13,146,805	10,677,714
Long-term debt	1,266,304	779,873
Mandatorily redeemable convertible preferred stock	125,000	—
Minority interest	32,620	36,494

Total Liabilities	14,570,729	11,494,081

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 143,799,908 shares in 2006 and 140,857,994 shares in 2005	7	7
Additional paid-in capital	762,546	709,447
Retained earnings	852,162	803,262
Less:
Treasury stock, at cost, 25,297,544 shares in 2006 and 24,637,210 shares in 2005	(235,837)	(220,703)
Accumulated other comprehensive gain (loss):
Currency translation adjustments	1,415	962
Additional minimum pension liability	(6,125)	(6,125)

Total accumulated other comprehensive gain (loss)	(4,710)	(5,163)

Total stockholders’ equity	1,374,168	1,286,850

Total Liabilities and Stockholders’ Equity	$15,944,897	$12,780,931

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005
Revenues:
Commissions	$69,002	$68,908
Principal transactions	156,584	72,698
Investment banking	127,734	117,442
Asset management fees and investment income from managed funds	44,218	21,284
Interest	113,760	59,851
Other	12,779	3,710

Total revenues	524,077	343,893
Interest expense	108,663	57,883

Revenues, net of interest expense	415,414	286,010

Non-interest expenses:
Compensation and benefits	232,734	161,988
Floor brokerage and clearing fees	13,933	12,195
Technology and communications	19,245	16,004
Occupancy and equipment rental	15,172	10,833
Business development	12,603	8,634
Other	24,320	14,183

Total non-interest expenses	318,007	223,837

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	97,407	62,173
Income taxes	38,432	23,445

Earnings before minority interest and cumulative effect of change in accounting principle	58,975	38,728
Minority interest in earnings of consolidated subsidiaries, net	2,134	2,056

Earnings before cumulative effect of change in accounting principle, net	56,841	36,672
Cumulative effect of change in accounting principle, net	1,606	—

Net earnings	$58,447	$36,672

Earnings per basic share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.44	$0.30
Cumulative effect of change in accounting principle, net	0.01	—

Net earnings	$0.45	$0.30

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.40	$0.28
Cumulative effect of change in accounting principle, net	0.01	—

Net earnings	$0.41	$0.28

Weighted average shares:
Basic	130,358	121,139
Diluted	142,942	131,994
Fixed charge coverage ratio	5.3X	5.4X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2006 AND YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands, except per share amounts)

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2006	2005
Common stock, par value $.0001 per share
Balance, beginning of year	$7	$7
Issued stock	—	—

Balance, end of period	$7	$7

Additional paid in capital
Balance, beginning of year	$709,447	$508,221
Benefit plan share activity	5,035	13,432
Amortization expense	23,289	100,217
Proceeds from exercise of stock options	10,722	33,661
Acquisitions	—	26,998
Tax benefits	14,053	26,918

Balance, end of period	$762,546	$709,447

Retained earnings
Balance, beginning of year	$803,262	$677,464
Net earnings	58,447	157,443
Dividends	(9,547)	(31,645)

Balance, end of period	$852,162	$803,262

Treasury stock, at cost
Balance, beginning of year	$(220,703)	$(149,039)
Purchases	(11,267)	(76,291)
Returns / forfeitures	(3,867)	(6,717)
Issued	—	11,344

Balance, end of period	$(235,837)	$(220,703)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(5,163)	$2,480
Currency adjustment	453	(8,386)
Pension adjustment	—	743

Balance, end of period	$(4,710)	$(5,163)

Net stockholders’ equity	$1,374,168	$1,286,850

Comprehensive income
Net earnings	$58,447	$157,443
Other comprehensive income (loss)	453	(7,643)

Total comprehensive income	58,900	149,800

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$58,447	$36,672

Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of accounting change, net	1,606	—
Depreciation and amortization	5,273	3,846
Tax benefit from the issuance of stock-based awards	—	11,138
Accruals related to various benefit plans, stock issuances, net of forfeitures	22,851	35,647
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with
clearing and depository organizations	150,052	109,536
(Increase) decrease in receivables:
Securities borrowed	(1,537,046)	620,607
Brokers, dealers and clearing organizations	(174,859)	(186,907)
Customers	(113,171)	(144,703)
Increase in securities owned	(628,081)	(419,772)
Decrease (increase) in securities pledged to creditors	(298,580)	424,492
Increase in other assets	(146,519)	(58,228)
Increase (decrease) in operating payables:
Securities loaned	1,142,060	(426,880)
Brokers, dealers and clearing organizations	325,696	147,154
Customers	77,881	41,498
Increase (decrease) in securities sold, not yet purchased	952,670	(150,088)
Decrease in accrued expenses and other liabilities	(36,220)	(51,258)
Decrease in minority interest	(3,874)	(2,159)

Net cash used in operating activities	(201,814)	(9,405)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from investing activities:
(Increase) decrease in short term bond funds	7,037	(18)
Increase in investments	(5,626)	(3,640)
Increase in investments in managed funds	(3,383)	(36,544)
Net additional acquisition payments	—	(25,719)
Purchase of premises and equipment	(6,426)	(6,706)

Net cash used in investing activities	(8,398)	(72,627)

Cash flows from financing activities
Tax benefit from the issuance of stock-based awards	14,053	—
Net proceeds from (payments on):
Bank loans	1,927	111,000
Issuance of Senior Notes	492,155	—
Issuance of mandatorily redeemable convertible preferred stock	125,000	—
Repurchase of treasury stock	(3,418)	(12,250)
Dividends	(9,547)	(7,300)
Exercise of stock options, not including tax benefits	2,873	2,851

Net cash provided by financing activities	623,043	94,301

Effect of foreign currency translation on cash and cash equivalents	169	(2,005)

Net increase in cash and cash equivalents	413,000	10,264

Cash and cash equivalents — beginning of period	255,933	284,111

Cash and cash equivalents — end of period	$668,933	$294,375

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116,633	$71,642
Income taxes	$42,785	$27,140

Randall & Dewey acquisition:
Fair value of assets acquired, including goodwill		$43,219
Stock issued (912,884 shares)		(17,500)

Cash paid for acquisition		$25,719

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, the “Company”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which the Company has a controlling financial interest or is the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Common Stock
On April 18, 2006, the Company declared a 2-for-1 split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split will be effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information included in the consolidated financial statements and notes thereto has been restated to retroactively reflect the effect of the two-for-one stock split.
Summary of Significant Accounting Policies
Principles of Consolidation
The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock and has control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company consolidates entities which lack characteristics of an operating entity or business for which it is the primary beneficiary. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In situations where the Company has significant influence but not control of an entity that does not qualify as a variable interest entity, the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest. If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for its investment at fair value. The Company also has formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships and accounted for under the equity method of accounting. The Company acts as general partner for these investment vehicles and has generally provided the third-party investors with termination or “kick-out” rights as defined by EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $8.0 million, and $10.9 million for the period ended March 31, 2006, and 2005, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenues Gross versus Net”, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
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
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are expensed. Reimbursed expenses totaled approximately $3.6 million and $3.2 million for the period ended March 31, 2006, and 2005, respectively.
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues the Company receives from management, administrative and performance fees from funds managed by the Company, revenues from management and performance fees the Company receives from third-party managed funds, and investment income from the Company’s investments in these funds. The Company receives fees in connection with management and investment advisory services performed for various funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies Real Asset Fund, Jefferies RTS Fund, Victoria Falls CLO, Summit Lake CLO and certain third-party managed funds. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (generally quarterly or annually) and performance fees have been realized.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Interest Revenue and Expense. We recognize contractual interest on securities and other inventory positions owned and securities and other inventory positions sold but not yet purchased on an accrual basis as a component of interest revenue and interest expense, respectively. Interest flows on derivative transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statement of Income and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest expense.
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
Investments
Investments include direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. In situations where the Company has significant influence but not control, the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation or when we hold at least 3% of a limited partnership interest. Factors considered in valuing investments where significant influence does not exist include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information. Investment gains / losses are included in Principal transactions on the Consolidated Statements of Earnings.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Goodwill
In accordance with FASB No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. No triggering events occurred during the first quarter of 2006 that required a re-evaluation of goodwill for impairment purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Income Taxes
The Company files a consolidated U.S. Federal income tax return, which includes all qualifying subsidiaries. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally state income taxes, depreciation, deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income taxes when realized.
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
Stock-Based Compensation
The Company adopted FASB No. 123R, Share Based Payment” (“FASB 123R”), as required, on January 1, 2006, using the modified prospective method. Upon adoption of FASB 123R on January 1, 2006, we recognized an after-tax gain of approximately $1.6 million as the cumulative effect of a change in accounting principle, attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The accounting treatment of share-based awards granted to retirement-eligible employees prior to the Company’s adoption of FASB No.123R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting FASB No.123R.
Under FASB No. 123 we defined the service period (over which compensation costs should be recognized) to generally include the year prior to the grant and the subsequent vesting periods. With the adoption of FASB 123R, the Company’s policy regarding the timing of expense recognition for non retirement-eligible employees changed to recognize compensation cost over the period from the service inception date which is the grant date through the date the employee is no longer required to provide service to earn the award.
Additionally, based on recent interpretive guidance related to FASB 123R, the Company has changed its accounting policy for expensing the cost of fiscal 2006 year-end equity awards that may be granted to retirement-eligible employees. When applicable, the Company will accrue the estimated cost of these awards over the course of the service year rather than expensing the awards on the date of grant. The Company believes that this method of recognition for retirement-eligible employees better reflects the period over which the compensation is earned. The Company did not grant stock based awards to retirement-eligible employees that allowed for continuous vesting upon retirement during the first quarter of 2006.
Earnings per Common Share

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Basic earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding and certain other shares committed to be, but not yet issued. Diluted earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding of common stock and all dilutive common stock equivalents outstanding during the period.
Effects of Recently Adopted Accounting Standards
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,“ (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As of January 1, 2006 the Company has generally provided limited partners with rights to remove the Company as general partner or rights to terminate the partnership, and therefore, do not expect the impact of EITF Issue No. 04-5 to be material.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2. Asset Management Fees and Investment Income From Managed Funds
Assets under management by predominate asset strategy were as follows (in millions of dollars):

	March 31,	March 31,
	2006	2005
Assets under management:
Fixed Income (1)	$981	$846
Equities (2)	469	491
Convertibles (3)	1,681	1,402
Real Assets (4)	136	192

	3,267	2,931

Assets under management by third parties (5):
Equities, Convertibles and Fixed Income	261	441
Private Equity	720	480

	981	921

Total	$4,248	$3,852

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, and start-up funds in which the Company is the sole or primary investor, but does not include third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which the Company is the sole or primary investor.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund is in the process of being liquidated.

(5)	Third party managed funds in which the Company has a 50% or less interest in the entities that manage these assets or otherwise receives a portion of the management or incentive fees.
The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the three-month periods ended March 31, 2006 and 2005 (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2006	2005
Asset management fees:
Fixed Income (1)	$5,039	$6,638
Equities (2)	18,947	1,492
Convertibles (3)	1,643	4,897
Real Assets (4)	2,375	1,882

	28,004	14,909

Investment income from managed funds	16,214	6,375

Total	$44,218	$21,284

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund and Jefferies Paragon Fund.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund, a third party managed fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund is in the process of being liquidated.
The following tables detail the Company’s average investment in managed funds, investment income from managed funds, investment income from managed funds – minority interest portion and net investment income from managed funds relating to funds managed by the Company and funds managed by third parties for the quarters ended March 31, 2006 and 2005 (in millions of dollars):
Quarter Ended March 31, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$154.8	$7.4	$1.7	$5.7
Equities (2)	75.1	7.3	0.7	6.6
Convertibles (3)	12.3	0.8	—	0.8
Real Assets (4)	11.1	0.7	—	0.7

Total	$253.3	$16.2	$2.4	$13.8

Quarter Ended March 31, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$129.8	$2.4	$2.2	$0.2
Equities (2)	57.5	3.8	0.1	3.7
Convertibles (3)	11.2	(0.1)	—	(0.1)
Real Assets (4)	10.4	0.3	—	0.3

Total	$208.9	$6.4	$2.3	$4.1

(1)	The Company’s managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, start-up funds in which the Company is the sole or primary investor and certain third-party managed funds. The Company completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which the Company is the sole or primary investor.

(3)	Convertible bond assets managed by the Company, and Asymmetric Convertible Fund. The Company began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund is in the process of being liquidated.

(5)	The Company has excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Cash, Cash Equivalents, and Short-Term Investments
The Company generally invests its excess cash in money market funds and other short-term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days (“readily convertible into cash”). The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash as of March 31, 2006 and December 31, 2005 (in thousands of dollars):

	March 31, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$154,933	$85,191
Money market investments	514,000	170,742

Total cash and cash equivalents	668,933	255,933
Cash and securities segregated (1)	479,308	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	29,927	28,756
Mortgage-backed securities (2)	18,077	13,458
Asset-backed securities (2)	39,356	33,159

	$1,235,601	$967,703

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Securities Owned (see Note 4 below). Items are financial instruments utilized in the Company’s overall cash management activities and are readily convertible to cash.
Note 4. Securities Owned, Securities Pledged to Creditors and Securities Sold, Not Yet Purchased
The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 31, 2006 and December 31, 2005 (in thousands of dollars):

	March 31, 2006		December 31, 2005
		Securities		Securities
		Sold,		Sold,
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$599,898	$1,055,253	$291,724	$224,235
High-yield securities	130,726	53,585	107,560	34,853
Corporate debt securities	876,607	686,036	756,931	589,967
U.S. Government and agency obligations	494,524	326,133	402,316	370,863
Auction rate preferreds	29,927	—	28,756	—
Mortgage-backed securities	18,077	—	—	—
Asset-backed securities	39,356	—	—	—
Other	13,050	317	500	665
Options	38,561	91,911	24,995	39,982

	$2,240,726	$2,213,235	$1,612,782	$1,260,565

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of the market value of major categories of securities pledged to creditors as of March 31, 2006 and December 31, 2005 (in thousands of dollars):

	March 31, 2006	December 31, 2005
Corporate equity securities	$440,886	$99,764
Corporate debt securities	36,380	16,882
Mortgage-backed securities	—	13,458
Asset-backed securities	—	33,159
High-yield securities	—	15,423

	$477,266	$178,686

Note 5. Bank Loans
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. At March 31, 2006 the Company had $1.9 million of outstanding secured bank loans. The amount was paid down on April 13, 2006. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. There were no unsecured bank loans at December 31, 2005. Average daily bank loans for the three-month period ending March 31, 2006 was $1.7 million.
Note 6. Long-Term Debt
The following summarizes long-term debt outstanding as of March 31, 2006 and December 31, 2005 (in thousands of dollars):

	March 31, 2006	December 31, 2005
7 1/2% Senior Notes, due 2007, net of unamortized discount of $39 (2006)	$99,961	$99,954
7 3/4% Senior Notes, due 2012, net of unamortized discount of $5,215 (2006)	325,989	331,781
5 1/2% Senior Notes, due 2016, net of unamortized discount of $1,817 (2006)	348,183	348,138
6 1/4% Senior Notes, due 2036, net of unamortized discount of $7,829 (2006)	492,171	—

	$1,266,304	$779,873

The Company previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.1%. The fair value of the mark to market of the swaps was positive $6.2 million as of March 31, 2006, which was recorded as an increase in the book value of the debt and an increase in other assets.
Note 7. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of the Company’s Series A convertible preferred stock (“Preferred”). The principal terms of the Preferred include a 3.25% annual, cumulative cash dividend with a conversion price of approximately $31 per share (post stock split). The preferred stock is callable after 10 years and will mature in 2036. The dividend is recorded as a component of interest expense as the Preferred is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The dividend is not deductible for tax purposes because the Preferred is considered “equity” for tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 8. Benefit Plans
The following summarizes the net periodic pension cost for the three-month periods ended March 31, 2006 and 2005 (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net pension cost included the following components:
Service cost — benefits earned during the period	$—	$496
Interest cost on projected benefit obligation	638	614
Expected return on plan assets	(560)	(461)
Amortization of prior service cost	—	(3)
Amortization of net loss (gain)	255	298

Net periodic pension cost	$333	$944

The Company has not contributed to its pension plan during 2006 and anticipates contributing approximately $2.0 million during the remainder of 2006. Effective December 31, 2005, benefits under the pension plan have been frozen. There will be no further benefit accruals after December 31, 2005.
Note 9. Minority Interest
Minority interest primarily represents the minority equity holders’ proportionate share of the equity of JEOF. At March 31, 2006, the Company controlled and owned approximately 36% of JEOF.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 10. Earnings Per Share
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2006 and 2005. Share and per share data has been restated to reflect the 2-for-1 stock split to be effected as a stock dividend (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2006	2005
Earnings before cumulative effect of change	$56,841	$36,672
Cumulative effect of change in accounting principle, net	1,606	—

Net earnings	$58,447	$36,672
Add: Convertible preferred dividends	463	—

Net earnings for diluted earnings per share	$58,910	$36,672

Shares:
Average shares used in basic computation	130,358	121,139
Unvested restricted stock / restricted stock units	9,110	7,455
Stock options	1,547	3,400
Convertible preferred stock	1,927	—

Average shares used in diluted computation	142,942	131,994

Earnings per share:
Basic-
Earnings before cumulative effect of change	$0.44	$0.30
Cumulative effect of change in accounting principle, net	0.01	—

Net earnings	$0.45	$0.30

Diluted-
Earnings before cumulative effect of change	$0.40	$0.28
Cumulative effect of change in accounting principle, net	0.01	—

Net earnings	$0.41	$0.28

Note 11. Derivative Financial Instruments
Off-Balance Sheet Risk
The Company has contractual commitments arising in the ordinary course of business for securities loaned securities sold but not yet purchased, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company’s consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Jefferies Financial Products
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
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. The Company believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $(67.5) million and $(62.5) million, respectively at March 31, 2006 and $(0.6) million and $(28.8) million, respectively at December 31, 2005.
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of March 31, 2006:

	0 – 12	1 – 5	5 – 10
(in millions)	Months	Years	Years	Total
Swaps	$(65.5)	$(2.0)	$—	$(67.5)
Options	(11.0)	(49.4)	(2.1)	(62.5)
FX forwards	0.0	(0.1)	—	—
Exchange-traded futures and options	75.6	1.6	—	77.1

Total	$(0.9)	$(49.9)	$(2.1)	$(52.9)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
At March 31, 2006 and December 31, 2005, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
(in millions)	March 31,	December 31,
	2006	2005
Counterparty credit quality:
A or higher	$(130.0)	$(29.5)
Exchange-traded futures and options (1)	77.1	95.7

Total	$(52.9)	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
At March 31, 2006 and December 31, 2005 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
(in millions)	March 31,	December 31,
	2006	2005
Foundations, trust and endowments	$(0.5)	$(0.1)
Financial services	(81.1)	(45.1)
Sovereign entities	1.8	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	(50.2)	15.7
Exchanges (1)	77.1	95.7

Total	$(52.9)	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statement of Financial Condition. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company has also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.1%. The fair value of the mark to market of the swaps was positive $6.2 million as of March 31, 2006, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
The following table presents the fair value of derivatives at March 31, 2006 and December 31, 2005. The fair value of assets/liabilities related to derivative contracts at March 31, 2006 and December 31, 2005 represent the Company’s receivable/payable for derivative financial instruments before consideration of securities collateral.

	March 31, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities
Exchange traded futures contracts	$197.3	$(121.6)	$189.8	$(96.5)
Commodity related swaps	8.9	(76.5)	38.1	(38.8)
Option contracts	38.6	(91.9)	25.0	(40.0)
Foreign exchange forward contracts	—	—	—	—
Interest rate swaps	6.2	—	12.2	—
Note 12. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at March 31, 2006 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2005	$962	$(6,125)	$(5,163)
Change in first quarter of 2006	453	—	453

Ending at March 31, 2006	$1,415	$(6,125)	$(4,710)

The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at March 31, 2005 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at December 31, 2004	$9,348	$(6,868)	$2,480
Change in first quarter of 2005	(2,005)	—	(2,005)

Ending at March 31, 2005	$7,343	$(6,868)	$475

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Comprehensive income for the three months ended March 31, 2006 and 2005 was as follows (in thousands of dollars):

	March 31,	March 31,
	2006	2005
Net earnings	$58,447	$36,672
Other comprehensive gain (loss)	453	(2,005)

Comprehensive income	$58,900	$34,667

Note 13. Net Capital Requirements
As registered broker-dealers, Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies is also subject to the Commodity Futures Trading Commission Rule 1.17, which also requires the maintenance of minimum net capital. Jefferies and Jefferies Execution have elected to compute their net capital using the alternative method as permitted by the Rule.
As of March 31, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$180,910	$165,887
Jefferies Execution	$21,643	$21,393
Note 14. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at March 31, 2006:

		Maturity Date
	Notional /			2008	2010	2012
	Maximum			and	and	and
	Payout	2006	2007	2009	2011	Later
	(Dollars in Millions)
Standby letters of credit	$172.6	$172.6	—	—	—	—

Undrawn bank credit	$67.5	$67.5	—	—	—	—

Equity commitments	$279.1	—	—	—	—	$279.1

Derivative contracts	$646.0	$646.0	—	—	—	—

High yield loan commitment	$10.3	—	—	—	$10.3	—
Standby Letters of Credit. In the normal course of business, the Company had letters of credit outstanding aggregating $172.6 million at March 31, 2006, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of March 31, 2006, there were no draw downs on these letters of credit.
Undrawn Bank Credit. As of March 31, 2006, the Company had outstanding guarantees of $69.5 million relating to bank credit obligations ($67.5 million of which is undrawn) of three associated investment funds in which the Company has an interest. Also, the Company has guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Equity Commitments. On October 7, 2004, the Company entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, Jefferies and MassMutual reached an agreement to double their equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the new total committed equity capitalization of Jefferies Finance LLC is $500 million. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of March 31, 2006, the Company funded $17.0 million of its aggregate commitment leaving $233.0 million unfunded.
During 2005, the Company committed to invest an aggregate of $36.9 million in Jefferies Capital Partners IV L.P. and its related parallel funds. As of March 31, 2006, the Company funded approximately $3.3 million of its aggregate commitment leaving $33.6 million unfunded.
As of March 31, 2006, the Company had other equity commitments to invest up to $12.5 million in various other investments.
Derivative Contracts. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include written equity put options. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. Accordingly, if these conditions are met, we have not included such derivatives in our guarantee disclosures. At March 31, 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $646 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At March 31, 2006, the fair value of such derivative contracts approximated $5.4 million. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
High Yield Loan Commitments. From time to time the Company makes commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. The Company defines high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. The Company had $10.3 million of commitments outstanding to non-investment grade borrowers as of March 31, 2006.
Jefferies Financial Products, LLC. In July 2004, JFP entered into a credit intermediation facility with an “AA”-rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into a back-to-back transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is responsible to the Bank for the performance of JFP’s customers. The Company guarantees the performance of JFP to the Bank under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP. Also, the Company guarantees the performance of JFP to its trading counterparties and various banks and other entities, which provide clearing and credit services to JFP.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
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
Note 15. Segment Reporting
We currently have one reportable business segment, Capital Markets. The Capital Markets reportable segment includes our traditional securities brokerage and investment banking activities. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each operating segment with the Capital Markets reportable business segment works in tandem to deliver these services to institutional and corporate clients. The Capital Markets reportable segment comprises many business areas, with interactions among each. Our operating segments have been aggregated where they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the services they provide, (ii) their methods of distribution, (iii) the types of clients they serve and (iv) the regulatory environments in which they operate. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of revenue and expenses related to our non-integrated asset management businesses including the Jackson Creek CDO, Victoria Falls CLO, Summit Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and the Jefferies Real Asset Fund.
Our segment information is prepared using the following methodologies:
•	Net revenues and expenses directly associated with each business segment are included in determining income before taxes.

•	Net revenues and expenses not directly associated with specific business segments are allocated based on the most relevant measures applicable, including each segment’s net revenues, headcount and other factors.

•	Segment assets include an allocation of indirect corporate assets that have been fully allocated to our segments, generally based on each segment’s capital utilization.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company’s net revenues, expenses, income (loss) before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended March 31, 2006
Net revenues	$385.7	$29.7	$415.4
Expenses	291.0	27.0	318.0

Income before taxes	$94.7	$2.7	$97.4

Segment assets	$15,881.7	$63.2	$15,944.9

Three months ended March 31, 2005
Net revenues	$275.3	$10.7	$286.0
Expenses	211.9	11.9	223.8

Income before taxes	$63.4	$(1.2)	$62.2

Segment assets	$13,557.4	$13.3	$13,570.7

Note 16. Goodwill
The following is a summary of goodwill as of March 31, 2006 (in thousands of dollars):

	December 31,		March 31,
	2005	1st Quarter	2006	Acquisition
Acquisition	Balance	2006 Activity	Balance	Date
Broadview International LLC	$54,825	$(101)	$54,724	Dec. 2003
Randall & Dewey	48,383	4,522	52,905	Jan. 2005
Quarterdeck Investment Partners, LLC	30,955	2,063	33,018	Dec. 2002
Helfant Group, Inc.	26,062	—	26,062	Sept. 2001
Helix Associates	25,307	—	25,307	May 2005
Bonds Direct Securities LLC	20,943	—	20,943	Sept. 2004
The Europe Company	11,123	—	11,123	Aug. 2000
Other	3,009	—	3,009	Aug. 2000

	$220,607	$6,484	$227,091

The acquisitions of Helix Associates, Randall & Dewey, Bonds Direct, Broadview International LLC and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration to the selling shareholders, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended March 31, 2006, the Bonds Direct contingency for additional consideration was terminated pursuant to the terms of the acquisition agreement.
The activity for Randall & Dewey and Quarterdeck Investment Partners, LLC represents additional consideration based on revenues. The activity for Broadview International LLC represents an adjustment to prior accruals of additional consideration.
None of the acquisitions listed above were considered material based on the small percentage they represent of the Company’s total assets, equity, revenues and net earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 17. Quarterly Dividends
There are no restrictions on the Company’s present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

1st Quarter
2006	$0.075
2005	$0.060
On April 18, 2006, the Company declared a 2-for-1 stock split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split is to be effected as a stock dividend of one share of common stock for each one share outstanding on the record date. The Company also announced an increase to its quarterly dividend to $0.125 per post-split share, which represents a 67% increase from the current dividend of $0.075 per post split share.
Note 18. Variable Interest Entities (“VIEs”)
Under the provisions of FIN 46R the Company determined that the Jefferies Employees Opportunity Fund (“JEOF”) meets the definition of a VIE. The Company with our employees (related parties) are the primary beneficiary of JEOF, one of the three high yield funds that the Company manages. Therefore, JEOF is consolidated into the Company.
The Company also owns significant variable interests in Summit Lake CLO, and Victoria Falls CLO for which we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $605 million as of March 31, 2006. The Company’s exposure to loss is limited to its capital contributions. The carrying value of the Company’s aggregate investment in both Summit Lake CLO and Victoria Falls CLO together is $11.3 million at March 31, 2006.
Note 19. Related Party Disclosures
High Yield Funds
In January 2000, the Company created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by its Jefferies High Yield department. Although the Company refers to these three broker-dealer entities as funds, they are registered with the Securities and Exchange Commission as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. The Company’s senior management (including its Chief Executive Officer, Chief Financial Officer, Chairman of the Executive Committee, General Counsel and Controller) and certain of its employees have direct investments in these funds on terms identical to other fund participants. The Company has a 17% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 6% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of March 31, 2006, on a combined basis, the High Yield division had in excess of $944.7 million of combined pari passu capital available (including unfunded commitments and availability under a revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by a team led by Richard Handler, the Company’s Chief Executive Officer.
Jefferies Capital Partners

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
In July 2005, the Company entered into a Share and Membership Interest Purchase Agreement (“Purchase Agreement”) with Brian P. Friedman (one of our directors and Chairman of the Executive Committee of the Board of Directors of Jefferies & Company, Inc.), 2055 Partners L.P., James L. Luikart, and the manager and general partner of Jefferies Capital Partners IV L.P. Jefferies Capital Partners IV L.P., together with its related parallel funds (“Fund IV”), is a private equity fund managed by a team led by Messrs. Friedman and Luikart. The Company agreed to purchase a 49% interest in the manager of Fund IV and an amount, not less than 20% and not more than the percentage allocated to Mr. Friedman, of the carried interest attributed to Fund IV. In addition, the Company will have the right, subject to certain conditions, to receive similar interests from future private equity funds overseen by Mr. Friedman. The Company agreed to issue an aggregate of between 640,000 to 1,040,000 shares of common stock (post 2-for-1 stock split to be effected as a stock dividend) to Mr. Friedman. The actual number of shares of common stock to be issued is subject to the receipt by Fund IV of threshold levels of committed capital at the final closing of the fund, and is further subject to clawback provisions based upon the size of a subsequent fund as well as certain other conditions.
During 2005, the Company committed to invest an aggregate of $36.9 million in Fund IV. As of March 31, 2006, the Company’s remaining commitment was approximately $33.6 million. The Company has also guaranteed certain of the obligations of an employee parallel fund to Fund IV, including a guarantee of up to an aggregate of approximately $45.5 million in bank loans committed to such employee fund as of March 31, 2006.
The Company has guaranteed the obligations of two other private equity funds managed by entities controlled by Mr. Friedman. These obligations may arise under a $20 million credit facility and a $4 million credit facility provided by a third party to these funds.
Note 20. Stock Based Compensation
Incentive Plans
We sponsor the following share-based employee incentive plans:
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
Restricted Stock/Restricted Stock Units. The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the requisite service has been provided. Grants of restricted stock are generally subject to annual ratable vesting over a five year period (i.e., 20% of the number of shares granted vests each year for a five year award). In addition, vested shares are subject to transferability restrictions that lapse at the end of the award term. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of our restricted stock awards. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued.
Director Plan. The Company also has a Directors’ Stock Compensation Plan (“Directors’ Plan”) which the Director Plan provided for an annual grant to each non-employee director of $100,000 of restricted stock or deferred shares. These grants are made automatically on the date directors are elected or reelected at the Company’s annual meeting. These grants vest three years after the date of grant and are expensed over the vesting period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Employee Stock Purchase Plan. The Company also has an Employee Stock Purchase Plan (“ESPP”). All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company’s common stock. The stock purchase price is based on the lower of 85% of the stock price at the beginning or end of the period. The stock price used is the Volume Weighted Average Price (“VWAP”) for the particular day.
In addition, the Company has a Supplemental Stock Purchase Plan (“SSPP”) that is similar to the Company’s ESPP. Employees may make monthly purchases of shares of the Company’s common stock under the SSPP at a 15% discount to the VWAP for the particular month.
Deferred Compensation Plan. The Company also has a Deferred Compensation Plan which was established in 2001. In 2005, 2004 and 2003, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest at a 10% discount in deferred shares of the Company’s stock (“DCP deferred shares”), stock options (prior to 2004) and other alternatives on a pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned.
Adoption of FASB 123R
We adopted the fair value recognition provisions for share-based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
Prior to the adoption of FASB 123R, the firm presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Accordingly, the Company reflected the excess tax benefit of $14.1 million related to share-based compensation in cash flows from financing activities in the first quarter of 2006.
In accordance with FASB 123R, the fair value of share-based awards is estimated on the date of grant based on the market price of our stock less the impact of selling restrictions subsequent to vesting and is amortized as additional compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of March 31, 2006, there was $220.7 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted-average vesting period of 4 years. The unrecognized compensation cost related to nonvested share-based awards was recorded as unearned compensation in shareholders’ equity at December 31, 2005 and was a reduction to shareholders’ equity. As part of the adoption of FASB 123R, the unrecognized compensation cost related to nonvested share-based awards granted prior to March 31, 2006 is included as a component of additional paid-in capital. The total fair value of the shares recognized as compensation expense during the quarters ended March 31, 2006 and March 31, 2005 was $24.6 million and $18.1 million, respectively.
The Company has historically and generally expects to issue new shares of common stock when satisfying its issuance obligations pursuant to share-based awards, as opposed to reissuing common stock from treasury.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units (“Share-Based Awards”)
The following table details the issuances of restricted stock and restricted stock units:

	Three Months	Weighted
	Ended	Average Grant
	March 31, 2006	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,358	$16.56
Grants	364	$25.34
Forfeited	(256)	$17.95
Vested	(1,639)	$12.90

Balance, end of period	5,827	$18.07

	Three Months		Weighted
	Ended		Average Grant
	March 31, 2006		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units (RSU)
Balance, beginning of year	16,077	8,585	$16.64	$4.88
Grants, includes dividends	721	33	$22.56	$—
Deferral expiration	—	(151)	$—	$17.97
Forfeited	(130)	—	$19.48	$—
Vested	(2,172)	2,172	$13.24	$13.24
Grants related to stock option exercises	—	168	$—	$—

Balance, end of period	14,496	10,807	$17.42	$6.29

Stock Options
     The fair value of all option grants for all the Company’s plans are estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the first quarter of 2006 or the first quarter of 2005. The following table summarizes stock option activity during the quarter ended March 31, 2006:

		Weighted-
Dollars and shares in thousands, except per share data		Average
	Options	Exercise Price
Outstanding, December 31, 2005	4,533	$9.75
Granted	—	—
Exercised	(1,419)	$8.38
Canceled	—	—

Outstanding, March 31, 2006	3,114	$10.37

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and March 31, 2005 was $26.3 million and $17.3 million respectively. Cash received from the exercise of stock options during the quarter ended March 31, 2006 totaled $2.9 million and the tax benefit realized from stock options exercised during the quarter ended March 31, 2006 was $5.6 million.
The table below provides additional information related to stock options outstanding at March 31, 2006:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
March 31, 2006	Forfeitures	Exercisable
Number of options	3,114	3,114
Weighted-average exercise price	$10.37	$10.37
Aggregate intrinsic value	$58,791	$58,791
Weighted-average remaining contractual term, in years	1.3	1.3
At March 31, 2006, the intrinsic value of vested options was approximately $58.8 million for which tax benefits expected to be recognized in equity upon exercise are approximately $24.5 million.
Upon adoption of FASB 123R, in the first quarter of 2006, the Company’s policy regarding the timing of expense recognition for employees eligible for retirement changed to recognize compensation cost over the period from the service inception date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. During 2005, the Company’s policy was to recognize these compensation costs over the vesting term. The Company did not grant stock-based awards to retirement eligible employees that allowed for continuous vesting upon retirement during the first quarter of 2006.
As required by FASB 123R, the following table sets forth the pro forma net earnings that would have been reported for the three months ended March 31, 2006 and March 31, 2005 if equity-based awards granted to retirement-eligible employees that allowed for continuous vesting upon retirement had been expensed on or prior to the grant date.
Proforma Compensation Costs (in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Compensation and benefits, as reported	$232,734	161,988
Effect of expensing share-based awards granted to retirement-eligible employees (1)	(2,706)	5,940
Pro forma compensation and benefits costs	230,028	167,928

(1)	Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards. The 2006 pro forma impact represents the presumed benefit associated with not amortizing pre-2006 awards granted to retirement eligible employees as these awards would have been expensed on or prior to the grant date.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Adoption of FASB 123
The following table illustrates the effect on net earnings and earnings per share for the first quarters ended 2006 and 2005, if we had applied the fair value recognition provisions of FASB 123 to options granted under equity award plans for awards granted prior to January 1, 2003. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to FASB 123.

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net earnings, as reported	$58,447	$36,672
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	14,308	10,197
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,308)	(10,566)

Pro forma net earnings	$58,447	$36,303

Earnings per share:
Basic – as reported	$0.45	$0.30

Basic – pro forma	$0.45	$0.30

Diluted – as reported	$0.41	$0.28

Diluted – pro forma	$0.41	$0.28

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
•	the risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and filed with the SEC on March 1, 2006;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to consolidated financial statements (unaudited) contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Revenues by Source
The following provides a breakdown of total revenues by source for the past three years (in thousands of dollars).

	Year Ended December 31,
	2005		2004		2003
		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues
			(Dollars in Thousands)
Equity	$438,080	29%	$503,848	42%	$441,181	48%
Fixed Income & Commodities	178,674	12	126,353	11	120,755	13

Total	616,754	41	630,201	53	561,936	61
Investment banking	495,014	33	352,804	29	229,608	25
Asset management fees and investment income from managed funds:
Asset management fees	50,943	4	38,208	3	17,268	2
Investment income from managed funds	31,109	2	42,976	4	15,501	1

Total	82,052	6	81,184	7	32,769	3
Interest	304,053	20	134,450	11	102,403	11

Total revenues	$1,497,873	100%	$1,198,639	100%	$926,716	100%

The following provides a breakdown of total revenues by source for the three-month periods ended March 31, 2006 and 2005 (in thousands of dollars).

	Three Months Ended
	March 31, 2006		March 31, 2005
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Equity	$171,707	33%	$102,663	30%
Fixed Income & Commodities	66,658	13	42,653	13

Total	238,365	46	145,316	43
Investment banking	127,734	24	117,442	34
Asset management fees and investment income from managed funds:
Asset management fees	28,004	5	14,909	4
Investment income from managed funds	16,214	3	6,375	2

Total	44,218	8	21,284	6
Interest	113,760	22	59,851	17

Total revenues	$524,077	100%	$343,893	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
First Quarter 2006 Versus First Quarter 2005
Overview
Revenues, net of interest expense, increased $129.4 million, or 45%, to $415.4. million, compared to $286.0 million for the first quarter of 2005. The increase was primarily due to a $93.0 million, or 64%, increase in equity and fixed income and commodities revenues, a $22.9 million, or 108%, increase in asset management fees and investment income from managed funds, a $10.3 million, or 9%, increase in investment banking, and a $3.1 million increase in net interest revenues (interest income less interest expense). The 2006 results included an after-tax gain of $1.6 million, or $0.01 per diluted common share, as a cumulative effect of change in accounting principle associated with our adoption of FASB 123R on January 1, 2006.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $171.7 million, up 67% from the first quarter of 2005. Equity product revenue increased 67% in 2006 compared with 2005, driven by several large block trading opportunities generated from our investment banking relationships.
Fixed Income & Commodities Revenue
Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $66.7 million, up 56% over last year’s quarter. Fixed income and commodities revenue increased 56% in 2006 compared with 2005, driven by increased activity in the investment grade corporate bond and commodity markets. Investment grade income revenues increased primarily as a result of increased activity in the trading of corporate bonds. The increase in commodities revenue was due to the expansion of JFP, as well as, increased activity and volatility in most commodities markets, including energy related commodities markets.
Investment Banking Product Revenue

	Quarter Ended
	March 31,	March 31,	Percentage
	2006	2005	Change
	(Dollars in Thousands)
Capital markets	$46,918	$51,417	(9%)
Advisory	80,816	66,025	22%

Total	$127,734	$117,442	9%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $46.9 million, a decrease of 9% from the first quarter of 2005. The decrease in capital markets revenues is attributed primarily to the decrease in lead or co-manager assignments for high yield and equity offerings in the energy, industrials, financial service sectors and gaming. In aggregate during the first quarter of 2006 we helped raised more than $8 billion of capital for middle market companies.
Revenues from advisory activities were $80.8 million, an increase of 22% from the first quarter of 2005. The increase is primarily attributable to services rendered on assignments in the technology, aerospace and defense, and energy sectors. In aggregate during the first quarter of 2006 we advised on mergers and acquisition transactions valued at approximately $3.6 billion.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Asset Management Fee Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $44.2 million, up 108% over the first quarter of 2005. The increase in asset management revenue was a result of strong performance by the Jefferies Paragon Fund and the Jefferies RTS Fund along with solid results from our High Yield Funds.
Changes in Assets under Management

	Three	Three
	Month	Month
	Period	Period
	Ending	Ending
	March 31,	March 31,	Percent
In millions	2006	2005	Change
Balance, beginning of period	$4,260	$3,770	13%

Net cash flow in (out)	(195)	68	(387%)
Net market appreciation	183	14	1,207%

	(12)	82	(115%)

Balance, end of period	$4,248	$3,852	10%

Net Interest Revenue
Interest income increased $53.9 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $50.8 million primarily as a result of increased stock lending activity, increases in interest rates, the issuance of our $500 million of senior unsecured debentures and our $125 million in Series A Mandatorily Convertible Preferred Stock (which is treated as debt for financial reporting purposes because it is also mandatorily redeemable).
Compensation and Benefits
Compensation and benefits increased $70.7 million, or 44%, versus the 45% increase in net revenues. Average employee headcount increased 12% from 1,817 during the first quarter of 2005 to 2,030 during the first quarter of 2006. The ratio of compensation to net revenues was approximately 56.0% for the first quarter of 2006 as compared to 56.6% for the first quarter of 2005.
     Issuance of Stock-Based Compensation to Employees
Restricted stock and restricted stock units (“RSU’s”) are an important component of employee compensation. We believe they motivate employees and encourage long term commitment to us. Generally we issue these awards in lieu of cash compensation. Restricted stock and RSU’s are awarded to employees subject to risk of forfeiture and/or vesting conditions. Typically the vesting occurs over a prescribed period of time and requires continued service and employment by the recipient. Restricted stock and RSU’s are valued at the date of grant and are amortized over the service period which is typically five years.
We also have a voluntary deferred compensation plan (“DCP”) whereby our employees may defer cash compensation and the related taxes and elect any one of a number of investment alternatives. The employees are taxed when they receive distributions from the plan. One of the alternatives available is the ability to invest in equity units that are exchangeable into one share of our stock upon distribution. The equity units are credited to an employees DCP account at a discount to the current market price of our common stock. In 2006, 2005 and 2004, the discounts were 10% to the then current market prices of our common stock. All deferred compensation and any discount is expensed in the period earned.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
In addition, shares of our common stock may be purchased by employees pursuant to our Employee Stock Purchase Plan (“ESPP”). The ESPP allows qualified employees to purchase annually up to $21,250 in our stock at a 15% discount to the stock price determined under the plan.
The following table summarizes certain selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	1st Quarter	1st Quarter
	2006	2005
Stock based compensation (1)	$24,563	$18,139
Net revenues	$415,414	$286,010
Compensation and benefits	$232,734	$161,988

Stock based compensation / net revenues	6%	6%
Stock based compensation / compensation and benefits	11%	11%

(1)	Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, and discounts on employee stock purchase plans.
Stock based compensation/net revenues and stock based compensation/total compensation are comparable for the first quarters ended March 31, 2006 and 2005.
Non-Personnel Expenses
Non-Personnel expense was $85.3 million or 20.6% of net revenues for the first quarter of 2006 versus 21.3% of net revenues for the first quarter of 2005. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased technology and communications, occupancy, legal and compliance and other costs associated with higher levels of business activity.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $35.2 million, or 57%, to $97.4 million, compared to $62.2 million for the first quarter of 2005. The effective tax rates were approximately 39.5% for the 2006 quarter and 37.7% for the 2005 quarter. This increase in rates is due primarily to the non-deductibility of interest expense on the $125 million in Series A Mandatorily Redeemable Convertible Preferred Stock and the impact of certain favorable state tax benefits received during the first quarter of 2005.
Minority Interest
Minority interest was approximately $2.1 million for both the first quarter of 2006 and 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Earnings per Share (all amounts have been adjusted for the 2-for-1 stock split to be effected as a stock dividend)
Basic net earnings per share were $0.45 for the first quarter of 2006 on 130,358,000 shares compared to $0.30 in the first quarter of 2005 on 121,139,000 shares. Diluted net earnings per share were $0.41 for the first quarter of 2006 on 142,942,000 shares compared to $0.28 in the first quarter of 2005 on 131,994,000 shares. Both the 2006 basic and diluted calculations included an additional $0.01 per share related to the cumulative effect of the change in accounting principle, net.
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
Liquidity
     The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	March 31, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$154,933	$85,191
Money market investments	514,000	170,742

Total cash and cash equivalents	668,933	255,933
Cash and securities segregated (1)	479,308	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	29,927	28,756
Mortgage-backed securities (2)	18,077	13,458
Asset-backed securities (2)	39,356	33,159

	$1,235,601	$967,703

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Securities Owned and Securities Pledged to Creditors (see note 4 of the Notes to the Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash.
Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. Unsecured bank loans were $0 at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005 we had $1.9 million of outstanding secured bank loans, respectively. The amount was paid down on April 13, 2006. Average daily bank loans for the quarter ended March 31, 2006 and year ended December 31, 2005 were $1.7 million and $11.2 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Our assets are funded by equity capital, senior debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $319 million. Also, we have $133 million in undrawn letter of credit commitments from various financial institutions. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $172.6 million in letters of credit outstanding as of March 31, 2006, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Excess Liquidity
Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets, readily converted to cash on a secured basis on short notice. Certain investments, short term bond funds and auction rated convertibles are also deemed by management to be readily convertible to cash. In addition, we have $319 million of unsecured, uncommitted lines of credits with various banks.
Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows, inclusive of potential equity repurchases, for one year during a stressed liquidity environment. Expected cash flows include:
•	The repayment of our unsecured debt maturing within twelve months (no such amounts outstanding at March 31, 2006);
•	The payment of interest expense on our long term debt;
•	The anticipated funding of outstanding investment commitments;
•	The anticipated fixed costs over the next 12 months;
•	Potential stock repurchases; and
•	All current liabilities.
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $3,164.0 million, or 25%, from $12,780.9 million at December 31, 2005 to $15,944.9 million at March 31, 2006. Securities borrowed increased $1,537.0 million and securities loaned increased $1,142.1 million. The increases in securities borrowed and securities loaned are mostly related to our securities lending proprietary business. Our securities owned and securities pledged to creditors increased $926.5 million, while our securities sold, not yet purchased increased $952.7 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	March 31, 2006	December 31, 2005
Stockholders’ equity	$1,374,168	$1,286,850
Less: Goodwill	(227,091)	(220,607)

Tangible stockholders’ equity	$1,147,077	$1,066,243

Stockholders’ equity	$1,374,168	$1,286,850
Add: Projected tax benefit on vested portion of restricted stock	155,156	137,193

Pro forma stockholders’ equity	$1,529,324	$1,424,043

Tangible stockholders’ equity	$1,147,077	$1,066,243
Add: Projected tax benefit on vested portion of restricted stock	155,156	137,193

Pro forma tangible stockholders’ equity	$1,302,233	$1,203,436

Shares outstanding	118,502,364	116,220,784
Add: Shares not issued, to the extent of related expense amortization	22,163,168	21,093,398
Less: Shares issued, to the extent related expense has not been amortized	(2,563,274)	(2,618,570)

Adjusted shares outstanding	138,102,258	134,695,612

Book value per share (1)	$11.59	$11.07

Pro forma book value per share (2)	$11.07	$10.57

Tangible book value per share (3)	$9.68	$9.17

Pro forma tangible book value per share (4)	$9.43	$8.93

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long term capital of $2.8 billion and $2.1 billion as of March 31, 2006 and December 31, 2005, respectively, resulting in a long-term debt to total capital ratio of 46% and 38%, respectively. Our total capital base as of March 31, 2006 and December 31, 2005 was as follows (in thousands):

	March 31,	December 31,
	2006	2005
Long Term Debt(1)	$1,266,304	$779,873
Mandatorily Redeemable Convertible Preferred Stock	125,000	—
Total Stockholder’s Equity	1,374,168	1,286,850

Total Capital	$2,765,472	$2,066,723

(1)	Long term debt includes amounts contractually due greater than one year from the as of date, less unamortized discount, and adjusted for the basis difference attributed to the application of hedge accounting.
Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities lending, and our $319 million of uncommitted unsecured bank lines.
At March 31, 2006, our senior debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.2 million, $348.2 million; $326.0 million and $100.0 million due in 2036, 2016, 2012 and 2007 respectively.
At March 31, 2006, we had outstanding convertible preferred stock of $125 million. The principal terms of the Series A Preferred include a 3.25% annual, cumulative cash dividend with a conversion price of $31 per share (post stock split). The preferred stock is callable after 10 years and will mature in 2036.
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
Our long term debt ratings are as follows:

Rating
Moody’s Investors Services	Baa1
Standard and Poor’s	BBB
Fitch Ratings	BBB+
Jefferies and Jefferies Execution are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Capital
As of March 31, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$180,910	$165,887
Jefferies Execution	$21,643	$21,393
Guarantees
As of March 31, 2006, we had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. In addition, we guarantee up to an aggregate of approximately $45.5 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P (“Fund IV”).
Also, we have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. In addition, as of March 31, 2006, we had commitments to invest up to $279.1 million in various investments, including $233.0 million in Jefferies Finance LLC, $33.6 million in Fund IV and $12.5 million in other investments.
Leverage Ratios
The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of March 31, 2006 and December 31, 2005. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	March 31, 2006	December 31, 2005
Total assets	$15,944,897	$12,780,931
Adjusted assets (1)	15,465,589	12,151,571
Net adjusted assets (2)	5,785,065	4,008,093
Leverage ratio (3)	11.6	9.9
Adjusted leverage ratio (4)	11.3	9.4
Net adjusted leverage ratio (5)	4.2	3.1

(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.
Stock Repurchases
During 2006, we purchased 450,620 shares of our common stock for $11.3 million mostly in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

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
Value-at Risk
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
The VaR numbers below are shown separately for interest rate, currency, equity and commodity products, as well as for our overall trading positions using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk.

	Daily VaR (1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at						Ave VaR 3 Months Ended
Risk Categories	3/31/06		12/31/05		3/31/05		3/31/06		12/31/05		3/31/05

Interest Rates		$0.66		$0.56		$0.68		$0.72		$0.48		$0.55
Equity Prices		$2.51		$2.11		$1.62		$3.81		$2.50		$1.97
Currency Rates		$0.40		$0.36		$0.04		$0.34		$0.29		$0.12
Commodity Prices		$4.87		$0.20		$0.96		$2.47		$1.42		$0.38
Diversification Effect[2]	-$	3.46	-$	1.10	-$	1.06	-$	2.51	-$	1.63	-$	0.81

Firmwide		$4.98		$2.13		$2.24		$4.83		$3.06		$2.21

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	3/31/06		12/31/05		3/31/05
Risk Categories	High	Low	High	Low	High	Low

Interest Rates	$0.98	$0.55	$0.62	$0.33	$0.79	$0.27
Equity Prices	$13.30	$1.10	$3.38	$1.99	$2.71	$1.19
Currency Rates	$0.43	$0.27	$0.45	$0.14	$0.36	$0.02
Commodity Prices	$4.87	$0.62	$2.60	$0.10	$0.96	$0.03

Firmwide	$13.90	$2.08	$3.73	$2.13	$2.86	$1.17

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $4.83 million during the first quarter 2006 increased from the $3.06 million average during the fourth quarter 2005 due mainly to an increase in exposure to commodity and equity prices. The reason for the increase in VaR is related to a large block trading opportunity generated from an investment banking relationship during the quarter ended March 31, 2006.
The following table presents our daily VaR over the last three quarters:
Daily VaR Trend
VaR Back-Testing
The comparison of daily revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated zero outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the first quarter 2006. An efficient model for the one-day, 95% VaR should not have more than twelve (1 out of 20) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in the first quarter 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
VaR is a model that predicts the future risk based on historical data. We could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. In addition, the VaR model measures the risk of a current static position over a one day horizon and might not predict the future position. When comparing our value-at-risk numbers to those of other firms, it is important to remember that different methodologies could produce significantly different results.
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “First Quarter 2006 vs. First Quarter 2005 Distribution of Daily Trading Revenue” is the actual daily trading revenue which includes not only back-testing profit and loss but also fees, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 1, 2006. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under the
Period	Purchased (1)	per Share	Programs	Plans or Programs (2)
January 1 – January 31, 2006	342,068	25.29	—	6,000,000
February 1 – February 28, 2006	4,140	27.35	—	6,000,000
March 1 – March 31, 2006	104,412	23.97	—	6,000,000

Total	450,620	25.00	—

(1)	We repurchased an aggregate of 450,620 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split to be effected as a stock dividend, this authorization increased to 6,000,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10.1*	Form of Restricted Stock Units Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.2*	Form of Restricted Stock Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.3	Purchase Agreement dated as of February 17, 2006 between and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 21, 2006.

10.4	Registration Rights Agreement dated as of February 17, 2006 between and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company and C.M. Life insurance Company is incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 21, 2006.

10.5	Amendment Agreement dated February 7, 2006 to the Limited Liability Company Agreement, dated as of October 7, 2004, by and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company, Babson Capital Management LLC, Class C Member LLC, and Jefferies Babson Finance LLC is incorporated herein by reference to Exhibit 10 of Registrant’s Form 8-K filed on February 8, 2006.

10.6	Summary of Non-Employee Director Compensation (as amended on January 17, 2006) pursuant to the Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated herein by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 18, 2006.

10.7	Purchase Agreement dated January 19, 2006 among Jefferies Group, Inc., Citigroup Global Markets Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., Keefe, Bruyette & Woods, Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., HSBC Securities (USA) Inc. and SG Americas Securities, LLC is incorporated herein by reference to Exhibit 10.1 of Registrants Form 8-K filed on February 1, 2006.

10.8	Summary of the Jefferies Group, Inc. 2006 Executive Compensation Direct Pay Program is incorporated herein by reference to Exhibit 10 of Registrants Form 8-K filed on February 3, 2006.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date: May 8, 2006	By:	/s/ Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer