Form 10-Q
period 2006-06-30
JEFFERIES GROUP INC /DE/
filed 2006-08-08
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 118,789,245 shares as of the close of business August 1, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$406,103	$255,933
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	921,850	629,360
Short term bond funds	—	7,037
Investments	125,024	107,684
Investments in managed funds	280,863	278,116
Securities borrowed	7,975,344	8,143,478
Receivable from brokers, dealers and clearing organizations	579,749	389,994
Receivable from customers	526,149	457,839
Financial instruments owned	2,455,899	1,650,080
Securities pledged to creditors	1,310,672	178,686
Premises and equipment	76,309	69,821
Goodwill	228,357	220,607
Other assets	417,117	392,296

Total Assets	$15,303,436	$12,780,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities loaned	$7,588,921	7,729,544
Payable to brokers, dealers and clearing organizations	574,888	303,480
Payable to customers	974,692	813,896
Financial instruments sold, not yet purchased	2,752,042	1,300,317
Accrued expenses and other liabilities	556,572	530,477

	12,447,115	10,677,714
Long-term debt	1,263,476	779,873
Mandatorily redeemable convertible preferred stock	125,000	—
Minority interest	33,795	36,494

Total Liabilities	13,869,386	11,494,081

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 144,249,378 shares in 2006 and 140,857,994 shares in 2005	7	7
Additional paid-in capital	795,854	709,447
Retained earnings	882,086	803,262
Less:
Treasury stock, at cost, 25,709,275 shares in 2006 and 24,637,210 shares in 2005	(244,274)	(220,703)
Accumulated other comprehensive gain (loss):
Currency translation adjustments	6,502	962
Additional minimum pension liability	(6,125)	(6,125)

Total accumulated other comprehensive gain (loss)	377	(5,163)

Total stockholders’ equity	1,434,050	1,286,850

Total Liabilities and Stockholders’ Equity	$15,303,436	$12,780,931

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Commissions	$71,634	$58,239	$140,636	$127,147
Principal transactions	94,124	84,774	254,104	157,472
Investment banking	122,932	102,519	250,666	219,961
Asset management fees and investment income from managed funds	22,527	20,434	63,349	41,718
Interest	138,851	71,420	252,611	131,271
Other	7,051	6,777	19,830	10,487

Total revenues	457,119	344,163	981,196	688,056
Interest expense	129,776	67,605	238,439	125,488

Revenues, net of interest expense	327,343	276,558	742,757	562,568

Non-interest expenses:
Compensation and benefits	176,675	152,003	409,409	313,991
Floor brokerage and clearing fees	16,934	12,096	30,867	24,291
Technology and communications	19,128	17,617	38,373	33,621
Occupancy and equipment rental	13,399	11,083	28,571	21,916
Business development	10,801	9,413	23,404	18,047
Other	9,691	14,036	34,011	28,219

Total non-interest expenses	246,628	216,248	564,635	440,085

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	80,715	60,310	178,122	122,483
Income taxes	31,357	23,621	69,789	47,066

Earnings before minority interest and cumulative effect of change in accounting principle	49,358	36,689	108,333	75,417
Minority interest in earnings of consolidated subsidiaries, net	3,778	1,252	5,912	3,308

Earnings before cumulative effect of change in accounting principle, net	45,580	35,437	102,421	72,109
Cumulative effect of change in accounting principle, net	—	—	1,606	—

Net earnings	$45,580	$35,437	$104,027	$72,109

Earnings per basic share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.34	$0.29	$0.78	$0.59
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.34	$0.29	$0.79	$0.59

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.32	$0.26	$0.72	$0.54
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.32	$0.26	$0.73	$0.54

Weighted average shares:
Basic	133,621	122,937	131,993	122,072
Diluted	147,605	134,844	145,287	133,990
Fixed charge coverage ratio	4.2X	5.1X	4.7X	5.3X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2006 AND YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands, except per share amounts)

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2006	2005
Common stock, par value $.0001 per share
Balance, beginning of year	$7	$7
Issued stock	—	—

Balance, end of period	$7	$7

Additional paid in capital
Balance, beginning of year	$709,447	$508,221
Benefit plan share activity	16,286	13,432
Amortization expense	41,624	100,217
Proceeds from exercise of stock options	11,695	33,661
Acquisitions	—	26,998
Tax benefits	16,802	26,918

Balance, end of period	$795,854	$709,447

Retained earnings
Balance, beginning of year	$803,262	$677,464
Net earnings	104,027	157,443
Dividends	(25,203)	(31,645)

Balance, end of period	$882,086	$803,262

Treasury stock, at cost
Balance, beginning of year	$(220,703)	$(149,039)
Purchases	(15,218)	(76,291)
Returns / forfeitures	(8,353)	(6,717)
Issued	—	11,344

Balance, end of period	$(244,274)	$(220,703)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(5,163)	$2,480
Currency adjustment	5,540	(8,386)
Pension adjustment	—	743

Balance, end of period	$377	$(5,163)

Total stockholders’ equity	$1,434,050	$1,286,850

Comprehensive income
Net earnings	$104,027	$157,443
Other comprehensive income (loss)	5,540	(7,643)

Total comprehensive income	$109,567	$149,800

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:

Net earnings	$104,027	$72,109

Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of accounting change, net	1,606	—
Depreciation and amortization	9,593	5,751
Tax benefit from the issuance of stock based awards	—	11,373
Accruals related to various benefit plans, stock issuances, net of forfeitures	46,794	40,877
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(292,527)	25,210
(Increase) decrease in receivables:
Securities borrowed	168,137	1,717,310
Brokers, dealers and clearing organizations	(181,543)	(150,811)
Customers	(58,612)	(164,742)
Increase in financial instruments owned	(804,580)	(774,461)
(Increase) decrease in securities pledged to creditors	(1,131,986)	461,677
Increase in other assets	(31,885)	(35,300)
Increase (decrease) in operating payables:
Securities loaned	(140,623)	(1,521,928)
Brokers, dealers and clearing organizations	261,915	204,527
Customers	155,412	(24,784)
Increase (decrease) in financial instruments sold, not yet purchased	1,451,725	(23,867)
Increase in accrued expenses and other liabilities	18,845	18,761
(Decrease) increase in minority interest	(2,699)	18

Net cash used in operating activities	(426,401)	(138,280)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from investing activities:
Decrease (increase) in short term bond funds	7,037	(80)
Increase in investments	(17,256)	(1,914)
Increase in investments in managed funds	(2,747)	(39,659)
Net additional acquisition payments	—	(54,481)
Purchase of premises and equipment	(15,107)	(10,688)

Net cash used in investing activities	(28,073)	(106,822)

Cash flows from financing activities
Tax benefit from the issuance of stock based awards	16,802	—
Net proceeds from (payments on):
Bank loans	—	125,000
Issuance of senior notes	492,155	—
Issuance of mandatorily redeemable convertible preferred stock	125,000	—
Repurchase of treasury stock	(15,218)	(20,195)
Dividends	(25,203)	(14,687)
Exercise of stock options, not including tax benefits	11,695	9,799

Net cash provided by financing activities	605,231	99,917

Effect of foreign currency translation on cash and cash equivalents	(587)	(5,908)

Net increase (decrease) in cash and cash equivalents	150,170	(151,093)

Cash and cash equivalents – beginning of period	255,933	284,111

Cash and cash equivalents – end of period	$406,103	$133,018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$217,162	$125,223
Income taxes	$94,921	$50,019

Helix Associates acquisition:
Fair value of assets acquired, including goodwill		$40,151
Liabilities assumed		(3,621)
Stock issued (631,194 shares)		(9,498)

Cash paid for acquisition		$27,032

Randall & Dewey acquisition:
Fair value of assets acquired, including goodwill		$44,723
Stock issued (912,884 shares)		(17,500)

Cash paid for acquisition		$27,223

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to previously reported balances to conform to the current presentation. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
Common Stock
On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information included in this quarterly report, including the consolidated financial statements and the notes thereto, have been restated to retroactively reflect the effect of the two-for-one stock split.
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting. In those cases where our investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest. If we do not consolidate an entity or apply the equity method of accounting, we account for our investment at fair value. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships and accounted for under the equity method of accounting. We act as general partner for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $9.0 million and $10.0 million for the three month periods ended June 30, 2006 and June 30, 2005, respectively. Soft dollar expenses amounted to $17.0 million and $21.0 million for the six month periods ended June 30, 2006 and June 30, 2005, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
Principal Transactions. Financial instruments owned, financial instruments pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings on a trade date basis. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In these instances we determine fair value based on our management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price reflecting our best estimate of fair value. In such instances, we generally determine fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are expensed. Reimbursed expenses totaled approximately $3.1 million and $2.4 million for the three month periods ended June 30, 2006 and June 30, 2005, respectively and totaled approximately $6.7 million and $5.6 million for the six month periods ended June 30, 2006 and June 30, 2005, respectively.
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies RTS Fund, Victoria Falls CLO, Summit Lake CLO and certain third-party managed funds. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold but not yet purchased on an accrual basis as a component of interest revenue and interest expense, respectively. Interest flows on derivative transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statement of Income and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest expense.
Cash Equivalents
Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies & Company, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing brokers, clearing and depository organizations are included in this caption.
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
Investments
Investments include direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. In situations where we have significant influence but not control, we apply the equity method of accounting. In those cases where our investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation or when we hold at least 3% of a limited partnership interest. Factors considered in valuing investments where significant influence does not exist include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information. Investment gains / losses are included in Principal transactions on the Consolidated Statements of Earnings.
Investments in Managed Funds
Investments in managed funds includes our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in managed funds are carried at fair value.
Receivable from, and Payable to, Customers
Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors represents balances arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions and are provided on substantially the same terms.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Fair Value of Financial Instruments
Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount, except for the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 hedged by interest rate swaps which is carried at an amount that approximates fair value. Financial instruments owned and financial instruments sold, not yet purchased, are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, market values of underlying financial instruments and quotations for similar instruments.
In addition to the interest rate swaps mentioned above, we have derivative financial instrument positions in exchange traded and over-the-counter option contracts, foreign exchange forward contracts, index futures contracts, commodities swap and option contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in principal transactions. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition.
We follow Emerging issues Task Force (“EITF”) Statement No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. This guidance generally prohibits recognizing profit at the inception of a derivative contract unless the fair value of the derivative is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data.
Securities Borrowed and Securities Loaned
In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business (“Matched Book”), in which we borrow securities from one party and lend them to another party. When we borrow securities, we provide cash to the lender as collateral, which is reflected in our Consolidated Statement of Financial Condition as securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statement of Financial Condition as securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
Premises and Equipment
Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.
Goodwill
In accordance with FASB No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. No triggering events occurred during the first half of 2006 that required a re-evaluation of goodwill for impairment purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Income Taxes
We file a consolidated U.S. Federal income tax return, which includes all of our qualifying subsidiaries. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally state income taxes, depreciation, deferred compensation and unrealized gains and losses on financial instruments. Tax credits are recorded as a reduction of income taxes when realized.
Legal Reserves
We recognize a liability for a contingency when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum of the range of probable loss.
We record reserves related to legal proceedings in “accrued expenses and other liabilities.” Such reserves are established and maintained in accordance with FASB No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5. The determination of these reserve amounts requires significant judgment on the part of management. Our management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.
Stock Based Compensation
We adopted FASB No. 123R, Share Based Payment (“FASB 123R”), as required, on January 1, 2006, using the modified prospective method. Upon adoption of FASB 123R on January 1, 2006, we recognized an after-tax gain of approximately $1.6 million as the cumulative effect of a change in accounting principle, attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The accounting treatment of share based awards granted to retirement-eligible employees prior to our adoption of FASB No.123R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting FASB No.123R.
Under FASB No. 123 we defined the service period (over which compensation costs should be recognized) to generally include the year prior to the grant and the subsequent vesting periods. With the adoption of FASB 123R, our policy regarding the timing of expense recognition for non retirement-eligible employees changed to recognize compensation cost over the period from the service inception date which is the grant date through the date the employee is no longer required to provide service to earn the award.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We did not grant stock based awards to retirement-eligible employees that allowed for continuous vesting upon retirement during the first half of 2006. We have determined that there are certain adjustments to our retirement eligible criteria that we expect to implement in conjunction with future share based compensation awards. As a result of these expected changes we adjusted our share based compensation expense accrual for the six month period ended June 30, 2006. This change in estimate resulted in a net reduction to compensation expense as of April 1, 2006 of approximately $2.5 million pre-tax, and $1.4 million after-tax or a net impact of $0.01 on diluted earnings per share.
Earnings per Common Share
Basic earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding and certain other shares committed to be, but not yet issued. Basic earnings per share include restricted stock and RSU’s for which no future service is required. Diluted earnings per share of common stock are computed by dividing net earnings plus dividends on mandatorily redeemable convertible preferred stock divided by the average number of shares outstanding of common stock and all dilutive common stock equivalents outstanding during the period. Dilutive earnings per share include the diluted effects of restricted stock and RSU’s for which future service is required.
Effects of Recently Adopted Accounting Standards
EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As of January 1, 2006 we have generally provided limited partners with rights to remove us as general partner or rights to terminate the partnership, and therefore, the impact of adopting EITF Issue No. 04-5 was not material.
FSP FIN 46(R)-6. In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. FSP FIN 46(R)-6 must be applied prospectively to all entities in which we first become involved, beginning July 1, 2006. We do not expect that the adoption of FSP FIN 46(R)-6 will have a material effect on our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a significant effect on our consolidated financial statements.
Use of Estimates
Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
Note 2. Asset Management Fees and Investment Income From Managed Funds
Assets under management by predominate asset strategy were as follows (in millions of dollars):

	June 30,	June 30,
	2006	2005
Assets under management:
Fixed Income (1)	$1,077	$680
Equities (2)	465	533
Convertibles (3)	1,987	1,479
Real Assets (4)	—	191

	3,529	2,883

Assets under management by third parties (5):
Equities, Convertibles and Fixed Income	254	442
Private Equity	807	655
	1,061	1,097

Total	$4,590	$3,980

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds. We completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management or incentive fees.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by us and funds managed by third parties for the three and six-month periods ended June 30, 2006 and June 30, 2005 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Asset management fees:
Fixed Income (1)	$11,068	$3,543	$16,110	$10,181
Equities (2)	(5,247)	6,203	11,883	11,100
Convertibles (3)	3,054	1,006	4,697	2,498
Real Assets (4)	43	2,828	2,237	4,710

	8,918	13,580	34,927	28,489
Investment income from managed funds	13,609	6,854	28,422	13,229

Total	$22,527	$20,434	$63,349	$41,718

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO and certain third-party managed funds. We completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd. (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.
The following tables detail our average investment in managed funds and investment income from managed funds relating to funds managed by us and funds managed by third parties for the three months ended June 30, 2006 and June 30, 2005 (in millions of dollars):
Three Months Ended June 30, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment(5)	Funds	Portion	Funds
Fixed Income (1)	$185.7	$13.3	$4.1	$9.2
Equities (2)	74.0	—	—	—
Convertibles (3)	12.8	0.3	—	0.3
Real Assets (4)	3.0	—	—	—

Total	$275.5	$13.6	$4.1	$9.5

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Three Months Ended June 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$143.6	$2.5	$1.4	$1.1
Equities (2)	61.4	3.9	—	3.9
Convertibles (3)	11.1	—	—	—
Real Assets(4)	10.4	0.5	—	0.5

Total	$226.5	$6.9	$1.4	$5.5

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, start-up funds in which we are the sole or primary investor and certain third-party managed funds. We completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund, certain third-party managed private equity funds and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd. (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	We have excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.
The following tables detail our average investment in managed funds and investment income from managed funds relating to funds managed by us and funds managed by third parties for the six months ended June 30, 2006 and 2005 (in millions of dollars):
Six Months Ended June 30, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$171.9	$20.8	$5.8	$15.0
Equities (2)	74.1	5.9	—	5.9
Convertibles (3)	12.5	1.0	—	1.0
Real Assets (4)	7.1	0.7	—	0.7

Total	$265.6	$28.4	$5.8	$22.6

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Six Months Ended June 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$134.5	$4.9	$3.5	$1.4
Equities (2)	62.0	7.6	0.1	7.5
Equity-linked (3)	11.2	(0.1)	—	(0.1)
Real Assets (4)	10.4	0.8	—	0.8

Total	$218.1	$13.2	$3.6	$9.6

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, start-up funds in which we are the sole or primary investor and certain third-party managed funds. We completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund, certain third-party managed private equity funds and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd. (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	We have excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.
Note 3. Cash, Cash Equivalents, and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less (“readily convertible into cash”). The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of June 30, 2006 and December 31, 2005 (in thousands of dollars):

	June 30, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$53,041	$85,191
Money market investments	353,062	170,742

Total cash and cash equivalents	406,103	255,933
Cash and securities segregated (1)	921,850	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	30,706	28,756
Mortgage-backed securities (2)	41,371	13,458
Asset-backed securities (2)	28,977	33,159

	$1,429,007	$967,703

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Financial Instruments Owned (see Note 4 below). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Note 4. Financial Instruments Owned, Securities Pledged to Creditors and Financial Instruments Sold, Not Yet Purchased
The following is a summary of the market value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of June 30, 2006 and December 31, 2005 (in thousands of dollars):

	June 30, 2006		December 31, 2005
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$526,929	$1,339,644	$291,724	$224,235
High-yield securities	158,182	40,814	107,560	34,853
Corporate debt securities	1,148,742	790,925	756,931	589,967
U.S. Government and agency obligations	456,403	331,365	402,316	370,863
Auction rate preferreds	30,706	—	28,756	—
Mortgage-backed securities	41,371	—	—	—
Asset-backed securities	28,977	—	—	—
Other	7,455	318	500	665
Swaps	9,085	90,264	37,298	39,752
Options	48,049	158,712	24,995	39,982

	$2,455,899	$2,752,042	$1,650,080	$1,300,317

The following is a summary of the market value of major categories of securities pledged to creditors as of June 30, 2006 and December 31, 2005 (in thousands of dollars):

	June 30, 2006	December 31, 2005
Corporate equity securities	$969,009	$99,764
Corporate debt securities	341,663	16,882
Mortgage-backed securities	—	13,458
Asset-backed securities	—	33,159
High-yield securities	—	15,423

	$1,310,672	$178,686

Note 5. Long-Term Debt
The following summarizes long-term debt outstanding as of June 30, 2006 and December 31, 2005 (in thousands of dollars):

	June 30, 2006	December 31, 2005
7 1/2% Senior Notes, due 2007, net of unamortized discount of $32 (2006)	$99,968	$99,954
7 3/4% Senior Notes, due 2012, net of unamortized discount of $5,042 (2006)	323,086	331,781
5 1/2% Senior Notes, due 2016, net of unamortized discount of $1,771 (2006)	348,229	348,138
6 1/4% Senior Notes, due 2036, net of unamortized discount of $7,807 (2006)	492,193	—

	$1,263,476	$779,873

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the mark to market of the swaps was positive $3.1 million as of June 30, 2006, which was recorded as an increase in the book value of the debt and an increase in other assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Note 6. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of our Series A convertible preferred stock. The principal terms of our Series A convertible preferred stock include a 3.25% annual, cumulative cash dividend with a current conversion price of approximately $30.95 per share (post stock split). The preferred stock is callable beginning in 2016 and will mature in 2036. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes. As of June 30, 2006, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding.
Note 7. Benefit Plans
The following summarizes the net periodic pension cost for the three-month and six-month periods ended June 30, 2006 and 2005 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net pension cost included the following components:
Service cost — benefits earned during the period	$—	$496	$—	$992
Interest cost on projected benefit obligation	638	614	1,276	1,229
Expected return on plan assets	(560)	(461)	(1,120)	(923)
Amortization of prior service cost	—	(3)	—	(6)
Amortization of net loss	255	298	510	596

Net periodic pension cost	$333	$944	$666	$1,888

We have contributed $2.0 million to our pension plan during 2006 and do not anticipate contributing more during the remainder of 2006. Effective December 31, 2005, benefits under the pension plan have been frozen. There will be no further benefit accruals for service after December 31, 2005.
Note 8. Minority Interest
Minority interest primarily represents the minority equity holders’ proportionate share of the equity of JEOF. At June 30, 2006, we controlled and owned approximately 36% of JEOF.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Note 9. Earnings Per Share
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2006 and 2005. The convertible preferred stock dividends are treated as interest expense for accounting purposes, but are treated as dividends for tax purposes and are not tax deductible. Therefore, the convertible preferred stock dividends do not require a tax adjustment when added back to net earnings for the diluted earnings per share calculation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Earnings before cumulative effect of change	$45,580	$35,437	$102,421	$72,109
Cumulative effect of change in accounting principle, net	—	—	1,606	—

Net earnings	$45,580	$35,437	$104,027	$72,109
Add: Convertible preferred stock dividends	1,016	—	1,512	—

Net earnings for diluted earnings per share	$46,596	$35,437	$105,539	$72,109

Shares:
Average shares used in basic computation	133,621	122,937	131,993	122,072
Unvested restricted stock / restricted stock units	8,660	2,974	8,885	3,184
Stock options	1,290	8,933	1,422	8,734
Convertible preferred stock	4,034	—	2,987	—

Average shares used in diluted computation	147,605	134,844	145,287	133,990

Earnings per share:
Basic-
Earnings before cumulative effect of change	$0.34	$0.29	$0.78	$0.59
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.34	$0.29	$0.79	$0.59

Diluted-
Earnings before cumulative effect of change	$0.32	$0.26	$0.72	$0.54
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.32	$0.26	$0.73	$0.54

Note 10. Derivative Financial Instruments
Off-Balance Sheet Risk
We have contractual commitments arising in the ordinary course of business for securities loaned, financial instrument sold but not yet purchased, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Jefferies Financial Products
Jefferies Financial Products, LLC (“JFP”), a wholly-owned subsidiary of ours, was formed as a limited liability company in November 2003. JFP is a market maker in commodity index products and a trader in commodities futures and options. JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”) and options, where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are creditworthy institutional investors, such as pension funds, mutual funds, foundations, endowments, and insurance companies. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield), or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange, individual commodities and commodity indices.
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. We believe that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $(81.2) million and $(112.8) million, respectively at June 30, 2006 and $(0.6) million and $(28.8) million, respectively at December 31, 2005.
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of June 30, 2006:

	0 – 12	1 – 5	5 – 10
(in millions)	Months	Years	Years	Total
Swaps	$(81.2)	$(0.0)	$—	$(81.2)
Options	(44.4)	(68.0)	(0.4)	(112.8)
FX forwards	1.1	0.1	—	1.2
Exchange-traded futures and options	49.3	2.4	—	51.7

Total	$(75.2)	$(65.5)	$(0.4)	$(141.1)

In July 2004, JFP entered into a credit intermediation facility with an AA-rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into a back-to-back transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is generally responsible to the Bank for the performance of JFP’s customers. We guarantee the performance of JFP to the Bank under the credit intermediation facility. JFP also provides commodity index pricing to the Bank’s customers and JFP earns revenue from the Bank’s hedging of its customer transactions with JFP.
We determine counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. The maximum potential loss will increase or decrease during the life of the swap and option commitments as a function of maturity and changes in market prices.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
At June 30, 2006 and December 31, 2005, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
	June 30,	December 31,
(in millions)	2006	2005
Counterparty credit quality:
A or higher	$(192.8)	$(29.5)
Exchange-traded futures and options (1)	51.7	95.7

Total	$(141.1)	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
At June 30, 2006 and December 31, 2005 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
	June 30,	December 31,
(in millions)	2006	2005
Foundations, trust and endowments	$(14.2)	$(0.1)
Financial services	(148.4)	(45.1)
Sovereign entities	(20.1)	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	(10.1)	15.7
Exchanges (1)	51.7	95.7

Total	$(141.1)	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
We have also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the mark to market of the swaps was positive $3.1 million as of June 30, 2006, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
The following table presents the fair value of derivatives at June 30, 2006 and December 31, 2005. The fair value of assets/liabilities related to derivative contracts at June 30, 2006 and December 31, 2005 represent our receivable/payable for derivative financial instruments before consideration of securities collateral.

	June 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities
Exchange traded futures contracts	$221.0	$(167.3)	$189.8	$(96.5)
Commodity related swaps	9.1	(90.3)	37.3	(39.8)
Option contracts	48.0	(158.7)	25.0	(40.0)
Foreign exchange forward contracts	1.5	(0.3)	0	0
Interest rate swaps	3.1	—	12.2	—
Note 11. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive gain and accumulated other comprehensive gain (loss) at June 30, 2006 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at March 31, 2006	$1,415	$(6,125)	$(4,710)
Change in second quarter of 2006	5,087	—	5,087

Ending at June 30, 2006	$6,502	$(6,125)	$377

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Comprehensive income for the three months ended June 30, 2006 and 2005 was as follows (in thousands of dollars):

	June 30,	June 30,
	2006	2005
Net earnings	$45,580	$35,437
Other comprehensive gain (loss)	5,087	(3,903)

Comprehensive income	$50,667	$31,534

The following summarizes other comprehensive gain and accumulated other comprehensive gain (loss) at June 30, 2006 and for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2005	$962	$(6,125)	$(5,163)
Change in first half of 2006	5,540	—	5,540

Ending at June 30, 2006	$6,502	$(6,125)	$377

The following summarizes other comprehensive loss and accumulated other comprehensive gain (loss) at June 30, 2005 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at December 31, 2004	$9,348	$(6,868)	$2,480
Change in first half of 2005	(5,908)	—	(5,908)

Ending at June 30, 2005	$3,440	$(6,868)	$(3,428)

Comprehensive income for the six months ended June 30, 2006 and 2005 was as follows (in thousands of dollars):

	June 30,	June 30,
	2006	2005
Net earnings	$104,027	$72,109
Other comprehensive gain (loss)	5,540	(5,908)

Comprehensive income	$109,567	$66,201

Note 12. Net Capital Requirements
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
As of June 30, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$216,859	$201,706
Jefferies Execution	$22,839	$22,589

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Note 13. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at June 30, 2006:

		Maturity Date
	Notional /			2008	2010	2012
	Maximum			and	and	and
	Payout	2006	2007	2009	2011	Later
	(Dollars in Millions)
Standby letters of credit	$197.6	$197.6	—	—	—	—
Undrawn bank credit	$60.0	$60.0	—	—	—	—
Equity commitments	$270.7	—	—	—	—	$270.7
Derivative contracts	$590.0	$590.0	—	—	—	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $197.6 million at June 30, 2006, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of June 30, 2006, there were no draw downs on these letters of credit.
Undrawn Bank Credit. As of June 30, 2006, we had outstanding guarantees of $60.0 million relating to bank credit obligations ($46.0 million of which is undrawn) of three associated investment funds in which we have an interest. Also, we have guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the new total committed equity capitalization of Jefferies Finance LLC is $500 million. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of June 30, 2006, we funded $22.0 million of our aggregate commitment leaving $228.0 million unfunded.
During 2005, we committed to invest an aggregate of $36.9 million in Jefferies Capital Partners IV L.P. and its related parallel funds. As of June 30, 2006, we funded approximately $5.8 million of our aggregate commitment leaving $31.1 million unfunded.
As of June 30, 2006, we had other equity commitments to invest up to $11.6 million in various other investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include written equity put options. At June 30, 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $590.0 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At June 30, 2006, the fair value of such derivative contracts approximated $11.8 million. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We did not have commitments outstanding to non-investment grade borrowers as of June 30, 2006.
Jefferies Financial Products, LLC. In July 2004, JFP entered into a credit intermediation facility with an “AA”-rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into a back-to-back transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is responsible to the Bank for the performance of JFP’s customers. We guarantee the performance of JFP to the Bank under the credit intermediation facility. JFP will also provide commodity index pricing to the Bank’s customers and JFP will earn revenue from the Bank’s hedging of its customer transactions with JFP. Also, we guarantee the performance of JFP to its trading counterparties and various banks and other entities, which provide clearing and credit services to JFP.
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
Note 14. Segment Reporting
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Our segment information is prepared using the following methodologies:
•	Net revenues and expenses directly associated with each business segment are included in determining income before taxes.
•	Net revenues and expenses not directly associated with specific business segments are allocated based on the most relevant measures applicable, including each segment’s net revenues, headcount and other factors.
•	Segment assets include an allocation of indirect corporate assets that have been fully allocated to our segments, generally based on each segment’s capital utilization.
Our net revenues, expenses, income (loss) before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended June 30, 2006
Net revenues	$330.4	$(3.1)	$327.3
Expenses	248.6	(2.0)	246.6

Income before taxes	$81.8	$(1.1)	$80.7

Six months ended June 30, 2006
Net revenues	$716.1	$26.6	$742.7
Expenses	539.6	25.0	564.6

Income before taxes	$176.5	$1.6	$178.1

Segment assets	$15,164.6	$138.8	$15,303.4

Three months ended June 30, 2005
Net revenues	$263.3	$13.2	$276.5
Expenses	205.1	11.1	216.2

Income before taxes	$58.2	$2.1	$60.3

Six months ended June 30, 2005
Net revenues	$538.6	$24.0	$562.6
Expenses	417.1	23.0	440.1

Income before taxes	$121.5	$1.0	$122.5

Segment assets	$12,710.1	$19.1	$12,729.2

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Note 15. Goodwill
The following is a summary of goodwill as of June 30, 2006 (in thousands of dollars):

	December 31,	First Half	June 30,
	2005	2006	2006	Acquisition
Acquisition	Balance	Activity	Balance	Date
Broadview International LLC	$54,825	$(101)	$54,724	Dec. 2003
Randall & Dewey	48,383	4,937	53,320	Jan. 2005
Quarterdeck Investment Partners, LLC	30,955	2,914	33,869	Dec. 2002
Helix Associates	25,307	—	25,307	May 2005
Bonds Direct Securities LLC	20,943	—	20,943	Sept. 2004
Other	40,194	—	40,194

	$220,607	$7,750	$228,357

The acquisitions of Helix Associates, Randall & Dewey, Bonds Direct Securities LLC, Broadview International LLC and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration to the selling shareholders, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended March 31, 2006, the Bonds Direct contingency for additional consideration was terminated pursuant to the terms of the acquisition agreement.
The activity for Randall & Dewey and Quarterdeck Investment Partners, LLC represents additional consideration based on revenues. The activity for Broadview International LLC represents an adjustment to prior accruals of additional consideration.
None of the acquisitions listed above were considered material based on the small percentage they represent of the our total assets, equity, revenues and net earnings.
Note 16. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter
2006	$0.075	$0.125
2005	$0.060	$0.060
On April 18, 2006, we declared a 2-for-1 stock split of all outstanding shares of common stock. The stock split was paid May 15, 2006 to stockholders of record as of April 28, 2006 and was effected as a stock dividend of one share of common stock for each one share outstanding on the record date. We also announced an increase to our quarterly dividend to $0.125 per post-split share, which represented a 67% increase from the previous dividend of $0.075 per post split share.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Note 17. Variable Interest Entities (“VIEs”)
Under the provisions of FIN 46R we determined that the Jefferies Employees Opportunity Fund (“JEOF”) meets the definition of a VIE. We and our employees (related parties) are the primary beneficiary of JEOF, one of the three high yield funds that we manage. Therefore, we consolidate JEOF.
We also own significant variable interests in Summit Lake CLO, and Victoria Falls CLO for which we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $602 million as of June 30, 2006. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in both Summit Lake CLO and Victoria Falls CLO together is $11.1 million at June 30, 2006.
Note 18. Related Party Disclosures
High Yield Funds
In January 2000, we created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by our High Yield department. Although we refer to these three broker-dealer entities as funds, they are registered with the Securities and Exchange Commission as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. Our senior management (including our Chief Executive Officer, Chief Financial Officer, Chairman, Executive Committee, General Counsel and Controller) and certain of our employees have direct investments in these funds on terms identical to other fund participants. We have a 17% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 6% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of June 30, 2006, on a combined basis, the High Yield division had in excess of $1,024.8 million of combined pari passu capital available (including unfunded commitments and availability under a revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by a team led by Richard Handler, our Chief Executive Officer.
Jefferies Capital Partners
In July 2005, we entered into a Share and Membership Interest Purchase Agreement (“Purchase Agreement”) with Brian P. Friedman (one of our directors and an executive officer), 2055 Partners L.P. (an affiliate of Mr. Friedman), James L. Luikart, and the manager and general partner of Jefferies Capital Partners IV L.P. Jefferies Capital Partners IV L.P., together with its related parallel funds (“Fund IV”), is a private equity fund managed by a team led by Messrs. Friedman and Luikart. We agreed to purchase a 49% interest in the manager of Fund IV and an amount, not less than 20% and not more than the percentage allocated to Mr. Friedman, of the carried interest attributed to Fund IV. In addition, we have the right, subject to certain conditions, to receive similar interests from future private equity funds overseen by Mr. Friedman. With the final closing of Fund IV during the second quarter of 2006, we are obligated to issue 1,040,000 shares of common stock (post 2-for-1 stock split) to Mr. Friedman. The shares of common stock to be issued are subject to clawback provisions based upon the size of a subsequent fund as well as certain other conditions.
During 2005, we committed to invest an aggregate of $36.9 million in Fund IV. As of June 30, 2006, our remaining commitment was approximately $31.1 million. We have also guaranteed certain of the obligations of an employee parallel fund to Fund IV, including a guarantee of up to an aggregate of approximately $36.0 million in third party bank loans committed to such employee fund as of June 30, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
We have guaranteed the obligations of two other private equity funds managed by entities controlled by Mr. Friedman. These obligations may arise under a $20 million credit facility and a $4 million credit facility provided by a third party to these funds.
Other
In May 2006, we paid the Medicare withholding tax due on the vesting of restricted stock units that had been previously granted to Richard Handler, our Chief Executive Officer. Due to an administrative mistake, the notice of the tax due was not sent to Mr. Handler until July 2006 when we were promptly paid. The taxes were approximately $578,000 and there were approximately two months between the time we paid the tax and the time that Mr. Handler first became aware of the withholding tax payment that we had made and directed that we be promptly paid.
Note 19. Stock Based Compensation
Incentive Plans
We sponsor the following share based employee incentive plans:
We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.
Restricted Stock/Restricted Stock Units. The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the requisite service has been provided. Grants of restricted stock are generally subject to annual ratable vesting over a five year period (i.e., 20% of the number of shares granted vests each year for a five year award). In addition, vested shares are subject to transferability restrictions that lapse at the end of the award term. With certain exceptions, the employee must remain with us for a period of years after the date of grant to receive the full number of shares granted. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of our restricted stock awards. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued.
Director Plan. We also have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each non-employee director of $100,000 of restricted stock or deferred shares. These grants are made automatically on the date directors are elected or reelected at our annual shareholders’ meeting. These grants vest three years after the date of grant and are expensed over the vesting period.
Employee Stock Purchase Plan. We also have an Employee Stock Purchase Plan (“ESPP”). All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary and are made via payroll deduction. The employee contributions are used to purchase our common stock. The stock purchase price is based on the lower of 85% of the stock price at the beginning or end of the period. The stock price used is the Volume Weighted Average Price (“VWAP”) for the particular day.
In addition, we have a Supplemental Stock Purchase Plan (“SSPP”) that is similar to our ESPP. Employees may make monthly purchases of shares of our common stock under the SSPP at a 15% discount to the VWAP for the particular month.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2005, 2004 and 2003, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest at a 10% discount in deferred shares of our stock (“DCP deferred shares”), stock options (prior to 2004) and other alternatives on a pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned.
Adoption of FASB 123R
We adopted the fair value recognition provisions for share based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
Prior to the adoption of FASB 123R, we presented all tax benefits resulting from share based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $16.8 million related to share based compensation in cash flows from financing activities in the first half of 2006.
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our stock less the impact of selling restrictions subsequent to vesting and is amortized as additional compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of June 30, 2006, there was $218.2 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of 4 years. The unrecognized compensation cost related to nonvested share based awards was recorded as unearned compensation in shareholders’ equity at December 31, 2005 and was a reduction to shareholders’ equity. As part of the adoption of FASB 123R, the unrecognized compensation cost related to nonvested share based awards granted prior to June 30, 2006 is included as a component of additional paid-in capital. The total grant date fair value of the shares recognized as compensation expense during the three month and six month periods ended June 30, 2006 and June 30, 2005 was $18.7 million and $17.8 million, and $43.3 million and $35.3 million, respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following table details the issuances of restricted stock and restricted stock units:

	Six Months	Weighted
	Ended	Average Grant
	June 30, 2006	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,358	$16.56
Grants	395	$25.70
Forfeited	(569)	$18.03
Vested	(2,253)	$12.23

Balance, end of period	4,931	$19.06

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Six Months		Weighted
	Ended		Average Grant
	June 30, 2006		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units (RSU)
Balance, beginning of year	16,077	8,585	$16.64	$4.88
Grants, includes dividends	1,547	174	$24.81	$—
Deferral expiration	—	(192)	$—	$15.63
Forfeited	(313)	—	$19.44	$—
Vested	(3,670)	3,670	$12.33	$12.33
Grants related to stock option exercises	—	236	$—	$—

Balance, end of period	13,641	12,473	$18.67	$6.75

Stock Options
The fair value of all option grants for all of our plans are estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the first quarter of 2006 or the first quarter of 2005. The following table summarizes stock option activity during the six months ended June 30, 2006:
Dollars and shares in thousands, except per share data

		Weighted-
		Average
	Options	Exercise Price
Outstanding, December 31, 2005	4,533	$9.75
Granted	—	—
Exercised	(1,603)	$8.24
Canceled	(18)	$11.58

Outstanding, June 30, 2006	2,912	$10.57

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and June 30, 2005 was $28.1 million and $18.6 million, respectively. Cash received from the exercise of stock options during the six months ended June 30, 2006 totaled $11.7 million and the tax benefit realized from stock options exercised during the six months ended June 30, 2006 was $6.7 million.
The table below provides additional information related to stock options outstanding at June 30, 2006:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
June 30, 2006	Forfeitures	Exercisable
Number of options	2,912	2,912
Weighted-average exercise price	$10.57	$10.57
Aggregate intrinsic value	$55,493	$55,493
Weighted-average remaining contractual term, in years	1.1	1.1

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
At June 30, 2006, the intrinsic value of vested options was approximately $55.5 million for which tax benefits expected to be recognized in equity upon exercise are approximately $23.2 million.
Upon adoption of FASB 123R, in the first quarter of 2006, our policy regarding the timing of expense recognition for employees eligible for retirement changed to recognize compensation cost over the period from the service inception date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. During 2005, our policy was to recognize these compensation costs over the stated vesting term. We did not grant stock based awards to retirement-eligible employees that allowed for continuous vesting upon retirement during the first half of 2006.
As required by FASB 123R, the following table sets forth the pro forma net earnings that would have been reported for the three months and six months ended June 30, 2006 and 2005 if equity-based awards granted to retirement-eligible employees that allowed for continuous vesting upon retirement had been expensed on or prior to the grant date.
Proforma Compensation Costs (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Compensation and benefits, as reported	$176,675	152,003	409,409	313,991
Effect of expensing share based awards granted to retirement-eligible employees (1)	(3,344)	8,259	(6,050)	14,199

Pro forma compensation and benefits costs	173,331	160,262	403,359	328,190

(1)	Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards. The 2006 pro forma impact represents the presumed benefit associated with amortizing pre-2006 awards over the service period prior to the grant date for retirement-eligible employees.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Adoption of FASB 123
The following table illustrates the effect on net earnings and earnings per share for the three month and six month periods ended June 30, 2006 and 2005, if we had applied the fair value recognition provisions of FASB 123 to options granted under equity award plans for awards granted prior to January 1, 2003. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share based awards amortized over the vesting periods pursuant to FASB 123.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net earnings, as reported	$45,580	$35,437	$104,027	$72,109
Add: Stock based employee compensation expense included in reported net earnings, net of related tax effects	10,890	10,340	25,198	20,537
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,890)	(10,554)	(25,198)	(21,120)

Pro forma net earnings	$45,580	$35,223	$104,027	$71,526

Earnings per share:
Basic – as reported	$0.34	$0.29	$0.79	$0.59

Basic – pro forma	$0.34	$0.29	$0.79	$0.59

Diluted – as reported	$0.32	$0.26	$0.73	$0.54

Diluted – pro forma	$0.32	$0.26	$0.73	$0.53

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our current belief regarding future events, many of which by their nature are inherently uncertain, outside of our control or subject to change. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:
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

The following provides a breakdown of total revenues by source for the three-month and six-month periods ended June 30, 2006 and 2005 (in thousands of dollars).

	Three Months Ended
	June 30, 2006		June 30, 2005
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Equity	$101,173	22%	$104,621	30%
Fixed Income & Commodities	71,636	16	45,169	13

Total	172,809	38	149,790	43
Investment banking	122,932	27	102,519	30
Asset management fees and investment income from managed funds:
Asset management fees	8,918	2	13,580	4
Investment income from managed funds	13,609	3	6,854	2

Total	22,527	5	20,434	6
Interest	138,851	30	71,420	21

Total revenues	$457,119	100%	$344,163	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30, 2006		June 30, 2005
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Equity	$274,282	28%	$207,284	30%
Fixed Income & Commodities	140,288	14	87,822	13

Total	414,570	42	295,106	43
Investment banking	250,666	26	219,961	32
Asset management fees and investment income from managed funds:
Asset management fees	34,927	3	28,489	4
Investment income from managed funds	28,422	3	13,229	2

Total	63,349	6	41,718	6
Interest	252,611	26	131,271	19

Total revenues	$981,196	100%	$688,056	100%

Second Quarter 2006 Versus Second Quarter 2005
Overview
Revenues increased $112.9 million, or 33%, to $457.1 million, compared to $344.2 million for the second quarter of 2005. The increase was primarily due to a $22.7 million, or 16%, increase in equity and fixed income and commodities revenues, a $20.4 million, or 20%, increase in investment banking, a $67.4 million increase in interest revenues (net interest income which is interest revenue less interest expense only increased $5.3 million), and a $2.1 million, or 10%, increase in asset management fees and investment income from managed funds.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $101.2 million, down slightly from the second quarter of 2005. Equity product revenue for the second quarter of 2006 was consistent with last year’s second quarter which had one extra day.
Fixed Income & Commodities Revenue
Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $71.6 million, up 59% over last year’s quarter due to (1) increased valuations on high yield energy related positions (2) continued increased activity in the corporate bond market (3) offset by a decrease in commodity revenue due to a difficult trading environment.
Investment Banking Product Revenue

	Quarter Ended
	June 30,	June 30,	Percentage
	2006	2005	Change
	(Dollars in Thousands)
Capital markets	$43,014	$47,558	(10%)
Advisory	79,918	54,961	45%

Total	$122,932	$102,519	20%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $43.0 million, a decrease of 10% from the second quarter of 2005. The decrease in capital markets revenues is attributed primarily to the decrease in revenue generated from high yield underwritings.
Revenues from advisory activities were $79.9 million, an increase of 45% from the second quarter of 2005. The increase is primarily attributable to services rendered on assignments in the technology and energy sectors.
Asset Management Fee Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $22.5 million, up 10% over the second quarter of 2005. The increase in asset management revenue was a result of strong performance by the High Yield Funds; offset by a decrease in revenue as a result of a challenging environment faced by our long-short equity funds.
.
Changes in Assets under Management

	Three	Three
	Month	Month
	Period	Period
	Ending	Ending
	June 30,	June 30,	Percent
In millions	2006	2005	Change
Balance, beginning of period	$4,248	$3,852	10%

Net cash flow in	288	44	555%
Net market appreciation	54	84	(36%)

	342	128	167%

Balance, end of period	$4,590	$3,980	15%

Net Interest Revenue
Interest income increased $67.4 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $62.2 million primarily as a result of increased stock lending activity, increases in interest rates, the issuance of our $500 million of senior unsecured debentures and our $125 million in Series A Mandatorily Convertible Preferred Stock.
Compensation and Benefits
Compensation and benefits increased $24.7 million, or 16%, versus the 18% increase in net revenues. The increase was primarily due to our increase in headcount and changes to our revenue mix offset by changes to our retirement-eligible provisions as well as the FASB 123R guidance regarding the timing of expense recognition for non retirement-eligible employees. See Footnote #1, Summary of Significant Accounting Policies, for more information regarding the impact of FASB 123R on the second quarter of 2006 .
Average employee headcount increased 8% from 1,916 during the second quarter of 2005 to 2,078 during the second quarter of 2006. The ratio of compensation to net revenues was approximately 54.0% for the second quarter of 2006 as compared to 55.0% for the second quarter of 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Non-Personnel Expenses
Non-Personnel expense was $70.0 million for the second quarter of 2006 versus $64.2 million for the second quarter of 2005 or 21.4% of net revenues for the second quarter of 2006 versus 23.2% of net revenues for the second quarter of 2005. The increase in non-personnel expenses is consistent with our revenue growth.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $20.4 million, or 34%, to $80.7 million, compared to $60.3 million for the second quarter of 2005. The effective tax rates were approximately 38.8% for the second quarter of 2006 and 39.2% for the second quarter of 2005.
Minority Interest
Minority interest was $3.8 million compared to $1.3 million for the second quarter of 2005. The increase is due to performance of JEOF. We and our employees (related parties) are the primary beneficiary of JEOF and therefore, we consolidate JEOF.
Earnings per Share
Basic net earnings per share were $0.34 for the second quarter of 2006 on 133,621,000 shares compared to $0.29 in the second quarter of 2005 on 122,937,000 shares. Diluted net earnings per share were $0.32 for the second quarter of 2006 on 147,605,000 shares compared to $0.26 in the second quarter of 2005 on 134,844,000 shares. The diluted earnings per share calculation for the second quarter of 2006 includes an addition of $1.0 million to net earnings for preferred dividends. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
First Half 2006 Versus First Half 2005
Overview
Revenues increased $293.1 million, or 43%, to $981.2 million, compared to $688.1 million for the first half quarter of 2005. The increase was primarily due to a $110.1 million, or 39%, increase in equity and fixed income and commodities revenues, a $21.6 million, or 52%, increase in asset management fees and investment income from managed funds, a $30.7 million, or 14%, increase in investment banking, and a $121.3 million increase in interest revenues (net interest income which is interest revenue less interest expense only increased $8.4 million). The 2006 results included an after-tax gain of $1.6 million, or $0.01 per diluted common share, as a cumulative effect of change in accounting principle associated with our adoption of FASB 123R on January 1, 2006.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $274.3 million, up 32% from the first half of 2005. Equity product revenue increased 32% in 2006 compared with 2005, driven by several large block trading opportunities generated from our investment banking relationships.
Fixed Income & Commodities Revenue
Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $140.3 million, up 60% over last year’s half. Fixed income and commodities revenue increased 60% in 2006 compared with 2005, driven by increased activity in the high yield, investment grade corporate bond and commodity markets. High Yield revenues increased primarily due to increased valuations on high yield energy related positions. Investment grade income revenues increased primarily as a result of increased activity in the trading of corporate bonds. The increase in commodities revenue was due to the expansion of JFP, as well as, increased activity in most commodities markets, including energy related commodities markets.
Investment Banking Product Revenue

	Six Months Ended
	June 30,	June 30,	Percentage
	2006	2005	Change
	(Dollars in Thousands)
Capital markets	$89,933	$98,975	(9%)
Advisory	160,733	120,986	33%

Total	$250,666	$219,961	14%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $89.9 million, a decrease of 9% from the first half of 2005. The decrease in capital markets revenues is attributed primarily to the decrease in revenue generated from high yield underwritings, offset by increases in revenue from equity and convertible underwritings.
Revenues from advisory activities were $160.7 million, an increase of 33% from the first half of 2005. The increase is primarily attributable to services rendered on assignments in the technology, aerospace and defense, and energy sectors.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Asset Management Fee Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $63.3 million, up 52% over the first half of 2005. The increase in asset management revenue was a result of strong performance during the first quarter of 2006 by the long-short equity funds along with solid first half of 2006 results from our High Yield Funds.
Changes in Assets under Management

	Six Month	Six Month
	Period	Period
	Ending	Ending
	June 30,	June 30,	Percent
In millions	2006	2005	Change
Balance, beginning of period	$4,260	$3,770	13%

Net cash flow in	105	111	(5%)
Net market appreciation	225	99	127%

	330	210	57%

Balance, end of period	$4,590	$3,980	15%

Net Interest Revenue
Interest income increased $121.3 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $113.0 million primarily as a result of increased stock lending activity, increases in interest rates, the issuance of our $500 million of senior unsecured debentures and our $125 million in Series A Mandatorily Convertible Preferred Stock.
Compensation and Benefits
Compensation and benefits increased $95.4 million, or 30%, versus the 32% increase in net revenues. The increase was primarily was due to our increase in headcount and change to our revenue mix offset by changes to FASB 123R guidance regarding the timing of expense recognition for non retirement-eligible employees. See Footnote #1, Summary of Significant Accounting Policies, for more information regarding the impact of FASB 123R on the first half of 2006.
Average employee headcount increased 10% from 1,866 during the first half of 2005 to 2,054 during the first half of 2006. The ratio of compensation to net revenues was approximately 55.1% for the first half of 2006 as compared to 55.8% for the first half of 2005.
Non-Personnel Expenses
Non-Personnel expense was $155.2 million or 20.9% of net revenues for the first half of 2006 versus 22.4% of net revenues for the first half of 2005. The increase in non-personnel expenses is consistent with our revenue growth.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $55.6 million, or 45%, to $178.1 million, compared to $122.5 million for the first half of 2005. The effective tax rates were approximately 39.2% for the 2006 half and 38.4% for the 2005 half.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Minority Interest
Minority interest was $5.9 million compared to $3.3 million for the first half of 2005. The increase is due to performance of JEOF. We and our employees (related parties) are the primary beneficiary of JEOF and therefore, we consolidate JEOF.
Earnings per Share
Basic net earnings per share were $0.79 for the first half of 2006 on 131,993,000 shares compared to $0.59 in the first half of 2005 on 122,072,000 shares. Diluted net earnings per share were $0.73 for the first half of 2006 on 145,287,000 shares compared to $0.54 in the first half of 2005 on 133,990,000 shares. Both the 2006 basic and diluted calculations included an additional $0.01 per share related to the cumulative effect of the change in accounting principle, net.
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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	June 30, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$53,041	$85,191
Money market investments	353,062	170,742

Total cash and cash equivalents	406,103	255,933
Cash and securities segregated (1)	921,850	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	30,706	28,756
Mortgage-backed securities (2)	41,371	13,458
Asset-backed securities (2)	28,977	33,159

	$1,429,007	$967,703

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Financial Instruments Owned and Securities Pledged to Creditors (see note 4 of the Notes to the Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash.
Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. At June 30, 2006 and December 31, 2005 we had no outstanding secured or unsecured bank loans.

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
Our assets are funded by equity capital, senior debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $319 million. Also, we have $133 million in undrawn letter of credit commitments from various financial institutions. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $198 million in letters of credit outstanding as of June 30, 2006, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
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
Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows, inclusive of potential equity repurchases, for one year during a stressed liquidity environment. Expected cash flows include:
•	The repayment of our unsecured debt maturing within twelve months (no such amounts outstanding at June 30, 2006);
•	The payment of interest expense on our long term debt;
•	The anticipated funding of outstanding investment commitments;
•	The anticipated fixed costs over the next 12 months;
•	Potential stock repurchases; and
•	All current liabilities.
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $2,522.5 million, or 20%, from $12,780.9 million at December 31, 2005 to $15,303.4 million at June 30, 2006. Our financial instruments owned and securities pledged to creditors increased $1,937.8 million, while our financial instruments sold, not yet purchased increased $1,451.7 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	June 30, 2006	December 31, 2005
Stockholders’ equity	$1,434,050	$1,286,850
Less: Goodwill	(228,357)	(220,607)

Tangible stockholders’ equity	$1,205,693	$1,066,243

Stockholders’ equity	$1,434,050	$1,286,850
Add: Projected tax benefit on vested portion of restricted stock	159,589	137,193

Pro forma stockholders’ equity	$1,593,639	$1,424,043

Tangible stockholders’ equity	$1,205,693	$1,066,243
Add: Projected tax benefit on vested portion of restricted stock	159,589	137,193

Pro forma tangible stockholders’ equity	$1,365,282	$1,203,436

Shares outstanding	118,540,103	116,220,784
Add: Shares not issued, to the extent of related expense amortization	23,611,487	21,093,398
Less:
Shares issued, to the extent related expense has not been amortized	(2,274,706)	(2,618,570)

Adjusted shares outstanding	139,876,884	134,695,612

Book value per share (1)	$12.10	$11.07
Pro forma book value per share (2)	$11.39	$10.57

Tangible book value per share (3)	$10.17	$9.17

Pro forma tangible book value per share (4)	$9.76	$8.93

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long term capital of $2.8 billion and $2.1 billion as of June 30, 2006 and December 31, 2005, respectively, resulting in a long-term debt to total capital ratio of 45% and 38%, respectively. Our total capital base as of June 30, 2006 and December 31, 2005 was as follows (in thousands):

	June 30,	December 31,
	2006	2005
Long Term Debt (1)	$1,263,476	$779,873
Mandatorily Redeemable Convertible Preferred Stock	125,000	—
Total Stockholders’ Equity	1,434,050	1,286,850

Total Capital	$2,822,526	$2,066,723

(1)	Long term debt includes amounts contractually due greater than one year from the as of date, less unamortized discount, and adjusted for the basis difference attributed to the application of hedge accounting.
Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities lending, and our $319 million of uncommitted unsecured bank lines.
At June 30, 2006, our senior debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.2 million, $348.2 million; $323.1 million and $100.0 million due in 2036, 2016, 2012 and 2007 respectively.
At June 30, 2006, we had outstanding Series A convertible preferred stock of $125 million. The principal terms of our Series A convertible preferred stock include a 3.25% annual, cumulative cash dividend with a current conversion price of approximately $30.95 per share (post stock split). The preferred stock is callable beginning in 2016 and will mature in 2036.
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
Our long term debt ratings are as follows:

Rating
Moody’s Investors Services	Baa1
Standard and Poor’s	BBB+
Fitch Ratings	BBB+

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Jefferies and Jefferies Execution are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.
Net Capital
As of June 30, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$216,859	$201,706
Jefferies Execution	$22,839	$22,589
Guarantees
As of June 30, 2006, we had outstanding guarantees of $24.0 million relating to undrawn bank credit obligations of two associated investment funds in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36.0 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P (“Fund IV”).
Also, we have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. In addition, as of June 30, 2006, we had commitments to invest up to $270.7 million in various investments, including $228.0 million in Jefferies Finance LLC, $31.1 million in Fund IV and $11.6 million in other investments.
Leverage Ratios
The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of June 30, 2006 and December 31, 2005. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	June 30, 2006	December 31, 2005
Total assets	$15,303,436	$12,780,931
Adjusted assets (1)	14,381,586	12,151,571
Net adjusted assets (2)	6,406,242	4,008,093
Leverage ratio (3)	10.7	9.9
Adjusted leverage ratio (4)	10.0	9.4
Net adjusted leverage ratio (5)	4.5	3.1

(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.
Stock Repurchases
During 2006, we purchased 594,620 shares of our common stock for $15.2 million mostly in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

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

	Daily VaR (1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at						Average VaR 3 Months Ended
Risk Categories	6/30/06		3/31/06		12/30/05		6/30/06		3/31/06		12/30/05
Interest Rates		$0.89		$0.66		$0.56		$0.54		$0.72		$0.48
Equity Prices		$4.38		$2.51		$2.11		$3.32		$3.81		$2.50
Currency Rates		$0.44		$0.40		$0.36		$0.38		$0.34		$0.29
Commodity Prices		$1.15		$4.87		$0.20		$2.22		$2.47		$1.42
Diversification Effect[2]	-$	2.30	-$	3.45	-$	1.10	-$	2.45	-$	2.51	-$	1.64

Firmwide		$4.56		$4.99		$2.13		$4.01		$4.83		$3.05

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	6/30/06		3/31/06		12/30/05
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$0.89	$0.41	$0.98	$0.55	$0.62	$0.33
Equity Prices	$5.66	$1.23	$13.30	$1.10	$3.38	$1.99
Currency Rates	$0.46	$0.29	$0.43	$0.27	$0.45	$0.14
Commodity Prices	$4.67	$0.85	$4.87	$0.62	$2.60	$0.10

Firmwide	$6.01	$1.95	$13.90	$2.08	$3.73	$2.13

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $4.01 million during the second quarter of 2006 decreased from the $4.83 million average during the first quarter of 2006 due mainly to a decrease in exposure to equity prices and interest rates related to a large block trading opportunity from an investment banking relationship that was closed during the quarter ended March 31, 2006.
The following table presents our daily VaR over the last three quarters:
Dally Var Trend
VaR Back-Testing
The comparison of daily revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated seven outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the second quarter of 2006. A 95% confidence one-day VaR model should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. We experienced seven outliers during the second quarter of 2006. The unexpected number of outliers during the second quarter of 2006 is due to extreme market volatility from the equity and commodity markets during the second quarter. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. VaR is a model that predicts the future risk based on historical data. We could incur losses greater than the reported VaR because the historical market prices and rates changes

JEFFERIES GROUP, INC. AND SUBSIDIARIES
may not be an accurate measure of future market events and conditions. In addition, the VaR model measures the risk of a current static position over a one-day horizon and might not predict the future position. When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies could produce significantly different results.
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Second Quarter 2006 vs. Second Quarter 2005 Distribution of Daily Trading Revenue” is the actual daily trading revenue which includes not only back-testing profit and loss but also fees, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under the
Period	Purchased (1)	per Share	Programs	Plans or Programs (2)
April 1 – April 30, 2006	139,594	27.26	—	6,000,000
May 1 – May 31, 2006	4,224	33.09	—	6,000,000
June 1 – June 30, 2006	182	33.23	—	6,000,000

Total	144,000	27.44	—

(1)	We repurchased an aggregate of 144,000 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual shareholders’ meeting on May 22, 2006. With respect to the election of our board of directors, our shareholders voted in the following manner:

			Abstentions
			and Broker
	For	Withheld	non-votes
Election of Directors
W. Patrick Campbell	38,631,439	7,158,990	*
Richard G. Dooley	39,814,367	5,976,062	*
Brian P. Friedman	40,931,052	4,859,377	*
Richard B. Handler	41,655,971	4,134,458	*
Robert E. Joyal	45,418,130	372,299	*
Frank J. Macchiarola	38,552,927	7,237,502	*
Michael T. O’Kane	45,418,145	372,284	*

*	not applicable
JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer. Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial

32*	Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: August 7, 2006	By:	/s/ Joseph A. Schenk
Joseph A. Schenk
Chief Financial Officer