Form 10-Q
period 2006-09-30
JEFFERIES GROUP INC /DE/
filed 2006-11-08
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 118,884,385 shares as of the close of business October 31, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$326,509	$255,933
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	767,982	629,360
Short term bond funds	—	7,037
Investments	126,968	107,684
Investments in managed funds	291,704	278,116
Securities borrowed	8,027,821	8,143,478
Receivable from brokers, dealers and clearing organizations	531,977	389,994
Receivable from customers	583,957	457,839
Financial instruments owned	2,991,989	1,650,080
Securities pledged to creditors	1,115,667	178,686
Premises and equipment	76,693	69,821
Goodwill	237,544	220,607
Other assets	405,913	392,296

Total Assets	$15,484,724	$12,780,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities loaned	$7,192,169	7,729,544
Securities sold under agreements to repurchase	65,125	—
Payable to brokers, dealers and clearing organizations	523,653	303,480
Payable to customers	934,599	813,896
Financial instruments sold, not yet purchased	3,086,009	1,300,317
Accrued expenses and other liabilities	764,907	530,477

	12,566,462	10,677,714
Long-term debt	1,268,582	779,873
Mandatorily redeemable convertible preferred stock	125,000	—
Minority interest	31,267	36,494

Total Liabilities	13,991,311	11,494,081

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 144,640,474 shares in 2006 and 140,857,994 shares in 2005	14	7
Additional paid-in capital	826,889	709,447
Retained earnings	912,281	803,262
Less:
Treasury stock, at cost, 25,764,084 shares in 2006 and 24,637,210 shares in 2005	(245,984)	(220,703)
Accumulated other comprehensive gain (loss):
Currency translation adjustments	6,338	962
Additional minimum pension liability	(6,125)	(6,125)

Total accumulated other comprehensive gain (loss)	213	(5,163)

Total stockholders’ equity	1,493,413	1,286,850

Total Liabilities and Stockholders’ Equity	$15,484,724	$12,780,931

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Revenues:
Commissions	$67,953	$58,157	$208,589	$185,304
Principal transactions	98,984	104,415	353,088	261,887
Investment banking	144,763	107,556	395,429	327,517
Asset management fees and investment income from managed funds	16,783	21,667	80,132	63,385
Interest	132,424	81,467	385,035	212,738
Other	7,757	4,822	27,587	15,309

Total revenues	468,664	378,084	1,449,860	1,066,140
Interest expense	128,054	78,804	366,493	204,292

Revenues, net of interest expense	340,610	299,280	1,083,367	861,848

Non-interest expenses:
Compensation and benefits	184,421	167,033	593,830	481,024
Floor brokerage and clearing fees	15,496	11,059	46,363	35,350
Technology and communications	21,490	16,432	59,863	50,053
Occupancy and equipment rental	15,819	10,936	44,390	32,852
Business development	12,653	9,651	36,057	27,698
Other	14,394	16,632	48,405	44,851

Total non-interest expenses	264,273	231,743	828,908	671,828

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	76,337	67,537	254,459	190,020
Income taxes	29,734	26,143	99,523	73,209

Earnings before minority interest and cumulative effect of change in accounting principle	46,603	41,394	154,936	116,811
Minority interest in earnings of consolidated subsidiaries, net	663	2,799	6,575	6,107

Earnings before cumulative effect of change in accounting principle, net	45,940	38,595	148,361	110,704
Cumulative effect of change in accounting principle, net	—	—	1,606	—

Net earnings	$45,940	$38,595	$149,967	$110,704

Earnings per basic share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.34	$0.31	$1.12	$0.90
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.34	$0.31	$1.13	$0.90

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.32	$0.28	$1.03	$0.82
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.32	$0.28	$1.04	$0.82

Weighted average shares:
Basic	135,140	124,447	133,048	122,868
Diluted	148,908	136,225	146,502	134,747

Fixed charge coverage ratio	4.0X	5.6X	4.5X	5.4X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands, except per share amounts)

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2006	2005
Common stock, par value $.0001 per share
Balance, beginning of year	$7	$7
Stock split	7	—

Balance, end of period	$14	$7

Additional paid in capital
Balance, beginning of year	$709,447	$508,221
Benefit plan share activity	24,294	13,432
Amortization expense	62,615	100,217
Proceeds from exercise of stock options	12,852	33,661
Acquisitions	—	26,998
Tax benefits	17,681	26,918

Balance, end of period	$826,889	$709,447

Retained earnings
Balance, beginning of year	$803,262	$677,464
Net earnings	149,967	157,443
Dividends	(40,948)	(31,645)

Balance, end of period	$912,281	$803,262

Treasury stock, at cost
Balance, beginning of year	$(220,703)	$(149,039)
Purchases	(16,638)	(76,291)
Returns / forfeitures	(8,643)	(6,717)
Issued	—	11,344

Balance, end of period	$(245,984)	$(220,703)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(5,163)	$2,480
Currency adjustment	5,376	(8,386)
Pension adjustment	—	743

Balance, end of period	$213	$(5,163)

Total stockholders’ equity	$1,493,413	$1,286,850

Comprehensive income
Net earnings	$149,967	$157,443
Other comprehensive income (loss)	5,376	(7,643)

Total comprehensive income	$155,343	$149,800

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
Cash flows from operating activities:

Net earnings	$149,967	$110,704

Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of accounting change, net	1,606	—
Depreciation and amortization	14,478	7,913
Tax benefit from the issuance of stock based awards	—	23,533
Accruals related to various benefit plans, stock issuances, net of forfeitures	75,510	47,442
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(138,744)	(117,416)
(Increase) decrease in receivables:
Securities borrowed	115,658	1,819,112
Brokers, dealers and clearing organizations	(137,169)	(234,576)
Customers	(118,512)	(513,173)
Increase in financial instruments owned	(1,340,965)	(938,936)
(Increase) decrease in securities pledged to creditors	(936,981)	519,628
Increase in other assets	(15,935)	(227,292)
Increase (decrease) in operating payables:
Securities loaned	(537,375)	(1,332,353)
Securities sold under agreements to repurchase	65,125	—
Brokers, dealers and clearing organizations	213,445	104,829
Customers	117,025	519,712
Increase in financial instruments sold, not yet purchased	1,785,692	168,957
Increase in accrued expenses and other liabilities	238,015	277,502
(Decrease) increase in minority interest	(5,227)	2,787

Net cash (used in) provided by operating activities	(454,387)	238,373

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
Cash flows from investing activities:
Decrease (increase) in short term bond funds	7,037	(128)
Increase in investments	(19,196)	(18,388)
Increase in investments in managed funds	(13,588)	(64,625)
Business acquisitions, net of cash received	(19,944)	(67,261)
Purchase of premises and equipment	(20,104)	(16,773)

Net cash used in investing activities	(65,795)	(167,175)

Cash flows from financing activities
Tax benefit from the issuance of stock based awards	17,681	—
Net proceeds from (payments on):
Bank loans	—	(70,000)
Issuance of senior notes	492,155	—
Issuance of mandatorily redeemable convertible preferred stock	125,000	—
Repurchase of treasury stock	(16,638)	(69,951)
Dividends	(40,948)	(22,058)
Exercise of stock options, not including tax benefits	12,852	29,062

Net cash provided by (used in) financing activities	590,102	(132,947)

Effect of foreign currency translation on cash and cash equivalents	656	(1,993)

Net increase (decrease) in cash and cash equivalents	70,576	(63,742)

Cash and cash equivalents – beginning of period	255,933	284,111

Cash and cash equivalents – end of period	$326,509	$220,369

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$374,388	$208,510
Income taxes	$140,472	$54,344
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
Reclassifications
Certain reclassifications have been made to previously reported balances to conform to the current presentation. These reclassifications had no effect on net earnings.
Commencing this quarter, we included contingent consideration paid in subsequent periods relating to prior business combinations as investing activities in the Consolidated Statements of Cash Flows included in this report and accordingly have corrected the September 30, 2005 period to be consistent with the current presentation. These changes were made to comply with accounting principles generally accepted in the U.S. The cash payments related to the contingent consideration were paid during the first quarter of 2006 and 2005. For the nine months ended September 30, 2006, this correction had the effect of reducing net cash used in operating activities and increasing net cash used in investing activities by $19.9 million from that previously reported. For the nine months ended September 30, 2005, this correction had the effect of increasing net cash provided by operating activities and increasing net cash used in investing activities by $8.9 million from that previously reported. The amounts involved are immaterial to the Consolidated Financial Statements. In addition, the change only affects presentation within the Consolidated Statements of Cash Flows and does not impact the Consolidated Statements of Financial Condition or the Consolidated Statements of Earnings, debt balances or compliance with debt covenants.
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
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting. In those cases where our investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest. If we do not consolidate an entity or apply the equity method of accounting, we account for our investment at fair value. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships and accounted for under the equity method of accounting. We act as general partner for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $7.2 million and $8.6 million for the three month periods ended September 30, 2006 and 2005, respectively. Soft dollar expenses amounted to $24.3 million and $29.6 million for the nine month periods ended September 30, 2006 and 2005, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
Principal Transactions. Financial instruments owned, financial instruments pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Earnings on a trade date basis. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded and the listed price is not deemed to be readily realizable. In these instances we determine fair value based on our management’s best estimate, giving appropriate consideration to reported prices, the extent of public trading in similar securities and the discount from the listed price associated with the cost at the date of acquisition, among other factors. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $2.0 million and $6.9 million for the three month periods ended September 30, 2006 and 2005, respectively and totaled approximately $8.7 million and $12.4 million for the nine month periods ended September 30, 2006 and 2005, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies RTS Fund, Victoria Falls CLO, Summit Lake CLO, Diamond Lake CLO and certain third-party managed funds. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold but not yet purchased on an accrual basis as a component of interest revenue and interest expense, respectively. Interest flows on derivative transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statements of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest expense.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in accumulated other comprehensive income, a component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Earnings.
Investments
Investments include direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. In situations where we have significant influence but not control, we apply the equity method of accounting. In those cases where our investment is less than 20% and significant influence does not exist, the investments are carried at fair value. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation or when we hold at least 3% of a limited partnership interest. Factors considered in valuing investments where significant influence does not exist include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information. Investment gains and losses are included in Principal transactions in the Consolidated Statements of Earnings.
Investments in Managed Funds
Investments in managed funds includes our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in managed funds are carried at fair value.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
We follow Emerging issues Task Force (“EITF”) Statement No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. This guidance generally prohibits recognizing profit at the inception of a derivative contract unless the fair value of the derivative is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data. Subsequent to the transaction date, we recognize trading profits deferred at inception of the derivative transaction in the period in which the valuation of an instrument becomes observable.
Securities Borrowed and Securities Loaned
In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business (“Matched Book”), in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party generally provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from the Matched Book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted repurchase amount.
We monitor the fair value of the securities purchased and sold under these agreements daily versus the related receivable or payable balances. Should the fair value of the securities purchased decline or the fair value of the securities sold increase, additional collateral is requested or excess collateral is returned, as appropriate.
We carry securities sold under agreements to repurchase on a net basis when permitted under the provisions of FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements (“FIN 41”).
Premises and Equipment
Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.
Goodwill
In accordance with FASB No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. No triggering events occurred during the first nine months of 2006 that required a re-evaluation of goodwill for impairment purposes. Goodwill was tested for impairment as of September 30, 2006 and based on this impairment test/analysis no reporting units were considered impaired.
Income Taxes
We file a consolidated U.S. Federal income tax return, which includes all of our qualifying subsidiaries. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation, unrealized gains and losses on investments, and tax amortization on intangible assets. Tax credits are recorded as a reduction of income taxes when realized.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.
Stock Based Compensation
We adopted FASB No. 123R, Share Based Payment (“FASB 123R”), as required, on January 1, 2006, using the modified prospective method. Upon adoption of FASB 123R on January 1, 2006, we recognized an after-tax gain of approximately $1.6 million as the cumulative effect of a change in accounting principle, attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The accounting treatment of share based awards granted to retirement-eligible employees prior to our adoption of FASB No.123R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting FASB No.123R. Awards granted to retirement-eligible employees after the adoption of FASB No. 123R must be either expensed on the grant date or accrued in the year prior to the grant date. Under FASB No. 123 we defined the service period (over which compensation costs should be recognized) to generally include the year prior to the grant and the subsequent vesting periods. With the adoption of FASB 123R, our policy regarding the timing of expense recognition for non retirement-eligible employees changed to recognize compensation cost over the period from the service inception date which is the grant date through the date the employee is no longer required to provide service to earn the award. We did not grant stock based awards to retirement-eligible employees that allowed for continuous vesting upon retirement during the first nine months of 2006.
Earnings per Common Share
Basic earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding and certain other shares committed to be, but not yet issued. Basic earnings per share include restricted stock and RSUs for which no future service is required. Diluted earnings per share of common stock are computed by dividing net earnings plus dividends on mandatorily redeemable convertible preferred stock divided by the average number of shares outstanding of common stock and all dilutive common stock equivalents outstanding during the period. Diluted earnings per share include the dilutive effects of restricted stock and RSUs for which future service is required.
Effects of Recently Issued Accounting Standards
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
FSP FIN 46(R)-6. In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. FSP FIN 46(R)-6 must be applied prospectively to all entities in which we first become involved, beginning July 1, 2006. The adoption of FSP FIN 46(R)-6 did not have a material effect on our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a significant effect on our consolidated financial statements.
FASB No. 157. In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB 157”). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 reverses the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating whether we will adopt early FASB 157 as of the first quarter of 2007 as permitted, and we are currently evaluating the impact that adoption may have on our consolidated financial statements.
FASB No. 158. In September 2006, the FASB issued Statement No. 158, Accounting for Uncertainty in Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect that the adoption of FSAB 158 will have a material effect on our consolidated financial statements.
Use of Estimates
Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 2. Asset Management Fees and Investment Income From Managed Funds
Assets under management by predominate asset strategy were as follows (in millions of dollars):

	September 30,	September 30,
	2006	2005
Assets under management:
Fixed Income (1)	$1,420	$717
Equities (2)	517	523
Convertibles (3)	2,221	1,576
Real Assets (4)	—	182

	4,158	2,998

Assets under management by third parties (5):
Equities, Convertibles and Fixed Income	260	399
Private Equity	600	409

	860	808

Total	$5,018	$3,806

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Summit Lake CLO, the Victoria Falls CLO, the Diamond Lake CLO and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees. Effective beginning during the third quarter of 2006, certain third-party managed funds are no longer considered assets under management.
The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by us and funds managed by third parties for the three and nine-month periods ended September 30, 2006 and 2005 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Asset management fees:
Fixed Income (1)	$3,868	$6,246	$19,978	$16,427
Equities (2)	(823)	5,348	11,060	16,448
Convertibles (3)	3,300	1,375	7,997	3,873
Real Assets (4)	—	1,269	2,237	5,979

	6,345	14,238	41,272	42,727

Investment income from managed funds	10,438	7,429	38,860	20,658

Total	$16,783	$21,667	$80,132	$63,385

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, the Diamond Lake CLO and certain third-party managed funds.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund, a third-party managed private equity fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd. (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds and investment income from managed funds relating to funds managed by us and funds managed by third parties for the three months ended September 30, 2006 and 2005 (in millions of dollars):
Three Months Ended September 30, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$217.0	$8.1	$0.4	$7.7
Equities (2)	85.4	2.3	—	2.3
Convertibles (3)	12.9	0.0	—	0.0
Real Assets (4)	—	—	—	—

Total	$315.3	$10.4	$0.4	$10.0

Three Months Ended September 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$142.6	$8.2	$2.6	$5.6
Equities (2)	65.0	(1.1)	0.1	(1.2)
Convertibles (3)	11.2	0.2	—	0.2
Real Assets (4)	10.5	0.1	—	0.1

Total	$229.3	$7.4	$2.7	$4.7

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Summit Lake CLO, the Victoria Falls CLO, the Diamond Lake CLO, start-up funds in which we are the sole or primary investor and certain third-party managed funds.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund, a third-party managed private equity fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd. (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	We have excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds and investment income from managed funds relating to funds managed by us and funds managed by third parties for the nine months ended September 30, 2006 and 2005 (in millions of dollars):
Nine Months Ended September 30, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$187.0	$28.9	$6.3	$22.6
Equities (2)	77.8	8.2	—	8.2
Convertibles (3)	12.7	1.1	—	1.1
Real Assets (4)	4.7	0.7	—	0.7

Total	$282.2	$38.9	$6.3	$32.6

Nine Months Ended September 30, 2005

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$137.2	$13.1	$6.1	$7.0
Equities (2)	62.9	6.6	0.2	6.4
Convertibles (3)	11.2	0.1	—	0.1
Real Assets (4)	10.5	0.9	—	0.9

Total	$221.8	$20.7	$6.3	$14.4

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, the Diamond Lake CLO, start-up funds in which we are the sole or primary investor and certain third-party managed funds.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund, certain third-party managed private equity funds and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd. (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	We have excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 3. Cash, Cash Equivalents, and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of September 30, 2006 and December 31, 2005 (in thousands of dollars):

	September 30, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$72,986	$85,191
Money market investments	253,523	170,742

Total cash and cash equivalents	326,509	255,933
Cash and securities segregated (1)	767,982	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	—	28,756
Mortgage-backed securities (2)	43,160	13,458
Asset-backed securities (2)	33,705	33,159

	$1,171,356	$967,703

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Financial Instruments Owned (see Note 4 below). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash.
Note 4. Financial Instruments Owned, Securities Pledged to Creditors and Financial Instruments Sold, Not Yet Purchased
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of September 30, 2006 and December 31, 2005 (in thousands of dollars):

	September 30, 2006		December 31, 2005
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$601,104	$1,591,646	$291,724	$224,235
High-yield securities	162,594	46,026	107,560	34,853
Corporate debt securities	1,300,941	963,801	756,931	589,967
U.S. Government and agency obligations	463,934	328,640	402,316	370,863
Auction rate preferreds	—	—	28,756	—
Mortgage-backed securities	43,160	—	—	—
Asset-backed securities	33,705	—	—	—
Other	8,655	323	500	665
Swaps	282,897	3,873	37,298	39,752
Options	94,999	151,700	24,995	39,982

	$2,991,989	$3,086,009	$1,650,080	$1,300,317

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of the fair value of major categories of securities pledged to creditors as of September 30, 2006 and December 31, 2005 (in thousands of dollars):

	September 30, 2006	December 31, 2005
Corporate equity securities	$752,434	$99,764
Corporate debt securities	363,233	16,882
Mortgage-backed securities	—	13,458
Asset-backed securities	—	33,159
High-yield securities	—	15,423

	$1,115,667	$178,686

Note 5. Long-Term Debt
The following summarizes long-term debt outstanding as of September 30, 2006 and December 31, 2005 (in thousands of dollars):

	September 30, 2006	December 31, 2005
7 1/2% Senior Notes, due 2007, net of unamortized discount of $25 (2006)	$99,975	$99,954
7 3/4% Senior Notes, due 2012, net of unamortized discount of $4,867 (2006)	328,117	331,781
5 1/2% Senior Notes, due 2016, net of unamortized discount of $1,726 (2006)	348,274	348,138
6 1/4% Senior Notes, due 2036, net of unamortized discount of $7,784 (2006)	492,216	—

	$1,268,582	$779,873

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.6%. The fair value of the swaps was $8.0 million as of September 30, 2006, which was recorded as an increase in the book value of the debt and an increase in other assets.
Note 6. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,046,438 shares of our common stock at conversion price of approximately $30.89 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes. As of September 30, 2006, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 7. Benefit Plans
The following summarizes the net periodic pension cost for the three-month and nine-month periods ended September 30, 2006 and 2005 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Net pension cost included the following components:
Service cost — benefits earned during the period	$137	$543	$137	$1,535
Interest cost on projected benefit obligation	543	661	1,818	1,890
Expected return on plan assets	(697)	(658)	(1,816)	(1,581)
Amortization of prior service cost	—	(3)	—	(9)
Amortization of net loss	26	211	536	807

Net periodic pension cost	$9	$754	$675	$2,642

We have contributed $2.0 million to our pension plan during 2006 and do not anticipate contributing more during the remainder of 2006. Effective December 31, 2005, benefits under the pension plan have been frozen. There will be no further benefit accruals for service after December 31, 2005.
Note 8. Minority Interest
Minority interest primarily represents the minority equity holders’ proportionate share of the equity of JEOF. At September 30, 2006, we controlled and owned approximately 44% of JEOF.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 9. Earnings Per Share
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2006 and 2005. The convertible preferred stock dividends are treated as interest expense for accounting purposes, but are treated as dividends for tax purposes and are not tax deductible. Therefore, the convertible preferred stock dividends do not require a tax adjustment when added back to net earnings for the diluted earnings per share calculation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Earnings before cumulative effect of change	$45,940	$38,595	$148,361	$110,704
Cumulative effect of change in accounting principle, net	—	—	1,606	—

Net earnings	$45,940	$38,595	$149,967	$110,704
Add: Convertible preferred stock dividends	1,016	—	2,528	—

Net earnings for diluted earnings per share	$46,956	$38,595	$152,495	$110,704

Shares:
Average shares used in basic computation	135,140	124,447	133,048	122,868
Unvested restricted stock / restricted stock units	8,542	2,540	8,771	2,977
Stock options	1,184	9,238	1,341	8,902
Convertible preferred stock	4,042	—	3,342	—

Average shares used in diluted computation	148,908	136,225	146,502	134,747

Earnings per share:
Basic-
Earnings before cumulative effect of change	$0.34	$0.31	$1.12	$0.90
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.34	$0.31	$1.13	$0.90

Diluted-
Earnings before cumulative effect of change	$0.32	$0.28	$1.03	$0.82
Cumulative effect of change in accounting principle, net	—	—	0.01	—

Net earnings	$0.32	$0.28	$1.04	$0.82

Note 10. Derivative Financial Instruments
Off-Balance Sheet Risk
We have contractual commitments arising in the ordinary course of business for securities loaned, financial instruments sold but not yet purchased, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. We believe that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $281.2 million and $(95.9) million, respectively at September 30, 2006 and $(0.6) million and $(28.8) million, respectively at December 31, 2005.
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of September 30, 2006:

	0 – 12	1 – 5	5 – 10
(in millions)	Months	Years	Years	Total
Swaps	$280.8	$0.4	$—	$281.2
Options	(43.0)	(52.6)	(0.3)	(95.9)
FX forwards	0.9	(0.3)	—	0.6
Exchange-traded futures and options	(270.4)	(3.7)	—	(274.1)

Total	$(31.7)	$(56.2)	$(0.3)	$(88.2)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We determine counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. The maximum potential loss will increase or decrease during the life of the swap and option commitments as a function of maturity and changes in market prices.
At September 30, 2006 and December 31, 2005, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
	September 30,	December 31,
(in millions)	2006	2005
Counterparty credit quality:
A or higher	$185.9	$(29.5)
Exchange-traded futures and options (1)	(274.1)	95.7

Total	$(88.2)	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
At September 30, 2006 and December 31, 2005 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
	September 30,	December 31,
(in millions)	2006	2005
Foundations, trusts and endowments	$35.3	$(0.1)
Financial services	119.3	(45.1)
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	31.3	15.7
Exchanges (1)	(274.1)	95.7

Total	$(88.2)	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We have also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.6%. The fair value of the swaps was $8.0 million as of September 30, 2006, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
The following table presents the fair value of derivatives at September 30, 2006 and December 31, 2005. The fair value of assets/liabilities related to derivative contracts at September 30, 2006 and December 31, 2005 represent our receivable/payable for derivative financial instruments before consideration of securities collateral.

	September 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities
Exchange traded futures contracts	$137.7	$(414.9)	$189.8	$(96.5)
Commodity related swaps	285.1	(3.9)	37.3	(39.8)
Option contracts	95.0	(151.7)	25.0	(40.0)
Foreign exchange forward contracts	1.0	(0.4)	0.0	(0.0)
Interest rate swaps	8.0	—	12.2	—
Note 11. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive loss and accumulated other comprehensive gain at September 30, 2006 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at June 30, 2006	$6,502	$(6,125)	$377
Change in third quarter of 2006	(164)	—	(164)

Ending at September 30, 2006	$6,338	$(6,125)	$213

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Comprehensive income for the three months ended September 30, 2006 and 2005 was as follows (in thousands of dollars):

	September 30,	September 30,
	2006	2005
Net earnings	$45,940	$38,595
Other comprehensive gain (loss)	(164)	(628)

Comprehensive income	$45,776	$37,967

The following summarizes other comprehensive gain and accumulated other comprehensive gain (loss) at September 30, 2006 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain (Loss)
Beginning at December 31, 2005	$962	$(6,125)	$(5,163)
Change in first nine months of 2006	5,376	—	5,376

Ending at September 30, 2006	$6,338	$(6,125)	$213

The following summarizes other comprehensive loss and accumulated other comprehensive gain (loss) at September 30, 2005 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain (Loss)
Beginning at December 31, 2004	$9,348	$(6,868)	$2,480
Change in first nine months of 2005	(6,536)	—	(6,536)

Ending at September 30, 2005	$2,812	$(6,868)	$(4,056)

Comprehensive income for the nine months ended September 30, 2006 and 2005 was as follows (in thousands of dollars):

	September 30,	September 30,
	2006	2005
Net earnings	$149,967	$110,704
Other comprehensive gain (loss)	5,376	(6,536)

Comprehensive income	$155,343	$104,168

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of September 30, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$275,854	$260,378
Jefferies Execution	$22,032	$21,782
Note 13. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at September 30, 2006:

		Maturity Date
	Notional /			2008	2010	2012
	Maximum			and	and	and
	Payout	2006	2007	2009	2011	Later
	(Dollars in Millions)
Standby letters of credit	$214.6	$152.5	$62.1	—	—	—
Undrawn bank credit	$56.0	$56.0	—	—	—	—
Equity commitments	$266.4	—	—	—	$1.2	$265.2
Derivative contracts	$572.5	$572.5	—	—	—	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $214.6 million at September 30, 2006, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of September 30, 2006, there were no draw downs on these letters of credit.
Undrawn Bank Credit. As of September 30, 2006, we had outstanding guarantees of $56.0 million relating to bank credit obligations ($40.4 million of which is undrawn) of three associated investment funds in which we have an interest. Also, we have guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the new total committed equity capitalization of Jefferies Finance LLC is $500 million. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of September 30, 2006, we have funded $25.0 million of our aggregate commitment leaving $225.0 million unfunded.
During 2005, we committed to invest an aggregate of $36.9 million in Jefferies Capital Partners IV L.P. and its related parallel funds. As of September 30, 2006, we have funded approximately $6.2 million of our aggregate commitment leaving $30.7 million unfunded.
As of September 30, 2006, we had other equity commitments to invest up to $10.7 million in various other investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include written equity put options. At September 30, 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $572.5 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At September 30, 2006, the fair value of such derivative contracts approximated $6.4 million. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We did not have commitments outstanding to non-investment grade borrowers as of September 30, 2006.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 14. Segment Reporting
We currently have one reportable business segment, Capital Markets. The Capital Markets reportable segment includes our traditional securities brokerage and investment banking activities. The Capital Markets reportable segment operates as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each division within the Capital Markets segment works in tandem to deliver these services to institutional and corporate clients. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of net revenue and expenses related to our non-integrated asset management businesses including Victoria Falls CLO, Summit Lake CLO, Diamond Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and the Jefferies Real Asset Fund.
Our reportable business segment information is prepared using the following methodologies:
•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our net revenues, expenses, income (loss) before income taxes and total assets by reportable business segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended September 30, 2006
Net revenues	$333.7	$6.9	$340.6
Expenses	252.2	12.1	264.3

Income before taxes	$81.5	$(5.2)	$76.3

Nine months ended September 30, 2006
Net revenues	$1,049.9	$33.5	$1,083.4
Expenses	791.8	37.1	828.9

Income before taxes	$258.1	$(3.6)	$254.5

Segment assets	$15,276.2	$208.5	$15,484.7

Three months ended September 30, 2005
Net revenues	$291.6	$7.7	$299.3
Expenses	224.7	7.1	231.8

Income before taxes	$66.9	$0.6	$67.5

Nine months ended September 30, 2005
Net revenues	$830.1	$31.7	$861.8
Expenses	641.8	30.0	671.8

Income before taxes	$188.3	$1.7	$190.0

Segment assets	$13,571.9	$29.7	$13,601.6

Note 15. Goodwill
The following is a summary of goodwill as of September 30, 2006 (in thousands of dollars):

	December 31,	First Nine	September 30,
	2005	Months	2006	Acquisition
Acquisition	Balance	2006 Activity	Balance	Date
Broadview International LLC	$54,825	$3,799	$58,624	Dec. 2003
Randall & Dewey	48,383	9,244	57,627	Jan. 2005
Quarterdeck Investment Partners, LLC	30,955	3,893	34,848	Dec. 2002
Helix Associates	25,307	—	25,307	May 2005
Bonds Direct Securities LLC	20,943	—	20,943	Sept. 2004
Other	40,194	1	40,195

	$220,607	$16,937	$237,544

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
The activity for Broadview International LLC, Randall & Dewey and Quarterdeck Investment Partners, LLC mostly represents additional consideration based on operating net revenue.
None of the acquisitions listed above were considered material based on the small percentage they represent of our total assets, equity, revenues and net earnings.
Note 16. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter
2006	$0.075	$0.125	$0.125
2005	$0.060	$0.060	$0.060
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
Note 17. Variable Interest Entities (“VIEs”)
Under the provisions of FIN 46(R) we determined that the Jefferies Employees Opportunity Fund (“JEOF”) meets the definition of a VIE. We and our employees (related parties) are the primary beneficiary of JEOF, one of the three high yield funds that we manage. Therefore, we consolidate JEOF.
We also own significant variable interests in Summit Lake CLO, Victoria Falls CLO and Diamond Lake CLO for which we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $924 million as of September 30, 2006. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in Summit Lake CLO Victoria Falls CLO and the Diamond Lake CLO together is $11.7 million at September 30, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 18. Related Party Disclosures
High Yield Funds
In January 2000, we created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by our High Yield department. Although we refer to these three broker-dealer entities as funds, they are registered with the Securities and Exchange Commission as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. Our senior management (including our Chief Executive Officer, Chief Financial Officer, Chairman, Executive Committee, General Counsel and Controller) and certain of our employees have direct investments in these funds on terms identical to other fund participants. We have a 18% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 5% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of September 30, 2006, on a combined basis, the High Yield division had in excess of $1,024.8 million of combined pari passu capital available (including unfunded commitments and availability under a revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by a team led by Richard Handler, our Chief Executive Officer.
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
During 2005, we committed to invest an aggregate of $36.9 million in Fund IV. As of September 30, 2006, our remaining commitment was approximately $30.7 million. We have also guaranteed certain of the obligations of an employee parallel fund to Fund IV, including a guarantee of up to an aggregate of approximately $36.0 million in third party bank loans committed to such employee fund as of September 30, 2006.
We have guaranteed the obligations of one other private equity fund managed by entities controlled by Mr. Friedman. These obligations may arise under a $20 million credit facility provided by a third party to these funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
In addition, we have a Supplemental Stock Purchase Plan (“SSPP”) that is similar to our ESPP. Employees may make monthly purchases of shares of our common stock under the SSPP at a discount to the VWAP for the particular month.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Adoption of FASB 123R
We adopted the fair value recognition provisions for share based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
Prior to the adoption of FASB 123R, we presented all tax benefits resulting from share based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $17.7 million related to share based compensation in cash flows from financing activities in the first nine months of 2006.
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our stock less the impact of selling restrictions subsequent to vesting and is amortized as additional compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of September 30, 2006, there was $240.5 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of 4 years. The unrecognized compensation cost related to nonvested share based awards was recorded as unearned compensation in shareholders’ equity at December 31, 2005 and was a reduction to shareholders’ equity. As part of the adoption of FASB 123R, the unrecognized compensation cost related to nonvested share based awards granted prior to September 30, 2006 is included as a component of additional paid-in capital. The total grant date fair value of the shares recognized as compensation expense during the three month and nine month periods ended September 30, 2006 and 2005 was $21.8 million and $15.8 million, and $65.0 million and $51.0 million, respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following tables detail the issuances of restricted stock and restricted stock units:

		Weighted
	Nine Months Ended	Average Grant
	September 30, 2006	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,358	$16.56
Grants	403	$24.83
Forfeited	(741)	$19.28
Vested	(2,333)	$12.34

Balance, end of period	4,687	$18.98

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

			Weighted
	Nine Months Ended		Average Grant
	September 30, 2006		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of year	16,077	8,585	$16.64	$4.88
Grants, includes dividends	3,738	298	$22.59	$—
Deferral expiration	—	(204)	$—	$16.39
Forfeited	(316)	—	$16.97	$—
Vested	(3,722)	3,722	$12.38	$12.38
Grants related to stock option exercises	—	237	$—	$—

Balance, end of period	15,777	12,638	$19.05	$6.71

Stock Options
The fair value of all option grants for all of our plans are estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the first nine months of 2006 or 2005. The following table summarizes stock option activity during the nine months ended September 30, 2006:
Dollars and shares in thousands, except per share data

		Weighted-
		Average
	Options	Exercise Price
Outstanding, December 31, 2005	4,533	$9.75
Granted	—	—
Exercised	(1,700)	$8.40
Canceled	(19)	$11.53

Outstanding, September 30, 2006	2,814	$10.55

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $29.5 million and $44.9 million, respectively. Cash received from the exercise of stock options during the nine months ended September 30, 2006 totaled $12.9 million and the tax benefit realized from stock options exercised during the nine months ended September 30, 2006 was $7.1 million.
The table below provides additional information related to stock options outstanding at September 30, 2006:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
September 30, 2006	Forfeitures	Exercisable
Number of options	2,814	2,814
Weighted-average exercise price	$10.55	$10.55
Aggregate intrinsic value	$50,508	$50,508
Weighted-average remaining contractual term, in years	0.8	0.8

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
At September 30, 2006, the intrinsic value of vested options was approximately $50.5 million for which tax benefits expected to be recognized in equity upon exercise are approximately $21.1 million.
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
As required by FASB 123R, the following table sets forth the pro forma net earnings that would have been reported for the three months and nine months ended September 30, 2006 and 2005 if equity-based awards granted to retirement-eligible employees that allowed for continuous vesting upon retirement had been expensed on or prior to the grant date.
Proforma Compensation Costs (in thousands)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Compensation and benefits, as reported	$184,421	167,033	593,830	481,024
Effect of expensing share based awards granted to retirement-eligible employees (1)	(2,461)	5,040	(8,511)	19,239

Pro forma compensation and benefits costs	181,960	172,073	585,319	500,263

(1)	Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards. The 2006 pro forma impact represents the presumed benefit associated with amortizing pre-2006 awards over the service period prior to the grant date for retirement-eligible employees.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Adoption of FASB 123
The following table illustrates the effect on net earnings and earnings per share for the three month and nine month periods ended September 30, 2006 and 2005, if we had applied the fair value recognition provisions of FASB 123 to options granted under equity award plans for awards granted prior to January 1, 2003. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share based awards amortized over the vesting periods pursuant to FASB 123.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Net earnings, as reported	$45,940	$38,595	$149,967	$110,704
Add: Stock based employee compensation expense included in reported net earnings, net of related tax effects	12,682	9,188	37,880	29,726
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,682)	(9,337)	(37,880)	(30,458)

Pro forma net earnings	$45,940	$38,446	$149,967	$109,972

Earnings per share:
Basic – as reported	$0.34	$0.31	$1.13	$0.90

Basic – pro forma	$0.34	$0.31	$1.13	$0.90

Diluted – as reported	$0.32	$0.28	$1.04	$0.82

Diluted – pro forma	$0.32	$0.28	$1.04	$0.82

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Fair Value of Derivatives
Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models that we use to derive the fair values of our OTC derivatives require inputs including contractual terms, market prices, yield curves, measures of volatility and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Where possible, we compare and verify the values produced by our pricing models to market transactions. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For OTC derivatives that trade in less liquid markets, model selection and inputs require more judgment because such instruments tend to be more complex and pricing information is less available in the market. As markets continue to develop and more pricing information becomes available, we continue to review and refine the models that we use. At the inception of an OTC derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data and verify the model to market transactions. If we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions, we value the contract at the transaction price at inception and, consequently, record no day one gain or loss in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. Subsequent to the transaction date, we recognize trading profits deferred at inception of the derivative transaction in the period in which the valuation of such instrument becomes observable.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Reportable Business Segments
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a reportable business segment basis. Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the overall volume of trading, the volatility and general level of market prices, and the number and size of investment banking transactions may significantly affect our operations. The following provides a summary of revenues by source for the past three years.
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

The following provides a breakdown of total revenues by source for the three-month and nine-month periods ended September 30, 2006 and 2005 (in thousands of dollars).

	Three Months Ended
	September 30, 2006		September 30, 2005
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Equity	$112,635	24%	$118,990	31%
Fixed income & commodities	62,059	13	48,404	13

Total	174,694	37	167,394	44
Investment banking	144,763	31	107,556	28
Asset management fees and investment income from managed funds:
Asset management fees	6,345	2	14,239	4
Investment income from managed funds	10,438	2	7,428	2

Total	16,783	4	21,667	6
Interest	132,424	28	81,467	22

Total revenues	$468,664	100%	$378,084	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30, 2006		September 30, 2005
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Equity	$386,917	27%	$326,274	30%
Fixed income & commodities	202,347	14	136,226	13

Total	589,264	41	462,500	43
Investment banking	395,429	27	327,517	31
Asset management fees and investment income from managed funds:
Asset management fees	41,272	3	42,728	4
Investment income from managed funds	38,860	2	20,657	2

Total	80,132	5	63,385	6
Interest	385,035	27	212,738	20

Total revenues	$1,449,860	100%	$1,066,140	100%

Third Quarter 2006 Versus Third Quarter 2005
Overview
Revenues increased $90.6 million, or 24%, to $468.7 million, compared to $378.1 million for the third quarter of 2005. The increase was primarily due to a $7.3 million, or 4%, increase in equity and fixed income and commodities revenues, a $37.2 million, or 35%, increase in investment banking, a $51.0 million, 63%, increase in interest revenues (net interest income which is interest revenue less interest expense only increased $1.7 million), partially offset by a $4.9 million, or 23%, decrease in asset management fees and investment income from managed funds.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $112.6 million, down 5% from the third quarter of 2005. The decrease in equity product revenue was due to a less favorable capital markets environment, a decline in customer-driven activity and a decrease in volatility levels.
Fixed Income & Commodities Revenue
Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $62.1 million, up 28% over last year’s quarter driven by increased activity in the investment grade corporate bond and commodity markets. Investment grade income revenues increased primarily as a result of increased activity in the trading of corporate bonds. The increase in commodities revenue was due to the expansion of JFP, as well as, increased activity and volatility in most commodities markets, including energy related commodities markets.
Investment Banking Product Revenue

	Quarter Ended
	September 30,	September 30,	Percentage
	2006	2005	Change
	(Dollars in Thousands)
Capital markets	$57,816	$56,093	3%
Advisory	86,947	51,463	69%

Total	$144,763	$107,556	35%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $57.8 million, an increase of 3% from the third quarter of 2005. The increase in capital markets revenues is primarily attributable to the increase in revenue generated from high yield underwritings as well as the expansion of our investment banking activities outside the United States.
Revenues from advisory activities were $86.9 million, an increase of 69% from the third quarter of 2005. The increase is primarily attributable to services rendered on assignments in the technology, industrial and energy sectors.
Asset Management Fee Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $16.8 million, down 23% over the third quarter of 2005. The decrease in asset management revenue was a result of a challenging environment faced by our equity and high yield funds.
Changes in Assets under Management

	Three	Three
	Month	Month
	Period	Period
	Ending	Ending
	Sept. 30,	Sept. 30,	Percent
In millions	2006	2005	Change
Balance, beginning of period (1)	$4,383	$3,710	18%
Net cash flow in	562	32	1,656%
Net market appreciation	73	64	14%

	635	96	561%

Balance, end of period	$5,018	$3,806	32%

(1)	Excludes certain 3rd party managed funds that are no longer considered assets under management.
The increase in net cash flow in during the 3rd quarter of 2006 is primarily due to the commencement of the Diamond Lake CLO.
Net Interest Revenue
Interest income increased $51.0 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $49.3 million primarily as a result of increased stock lending activity, increases in interest rates, the issuance of our $500 million of senior unsecured debentures and our $125 million in Series A Mandatorily Convertible Preferred Stock.
Compensation and Benefits
Compensation and benefits increased $17.4 million, or 10%, versus the 14% increase in net revenues. The increase was primarily due to our increase in headcount and changes to our revenue mix.
Average employee headcount increased 11% from 2,001 during the third quarter of 2005 to 2,212 during the third quarter of 2006. The ratio of compensation to net revenues was approximately 54.1% for the third quarter of 2006 as compared to 55.8% for the third quarter of 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Non-Personnel Expenses
Non-personnel expense was $79.9 million for the third quarter of 2006 versus $64.7 million for the third quarter of 2005 or 23.4% of net revenues for the third quarter of 2006 versus 21.6% of net revenues for the third quarter of 2005. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased technology and communications, occupancy, legal and compliance and other costs associated with higher levels of business activity.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $8.8 million, or 13%, to $76.3 million, compared to $67.5 million for the third quarter of 2005. The effective tax rates were approximately 39.0% for the third quarter of 2006 and 38.7% for the third quarter of 2005.
Earnings per Share
Basic net earnings per share were $0.34 for the third quarter of 2006 on 135,140,000 shares compared to $0.31 in the third quarter of 2005 on 124,447,000 shares. Diluted net earnings per share were $0.32 for the third quarter of 2006 on 148,908,000 shares compared to $0.28 in the third quarter of 2005 on 136,225,000 shares. The diluted earnings per share calculation for the third quarter of 2006 includes an addition of $1.0 million to net earnings for preferred dividends. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
First Nine Months 2006 Versus First Nine Months 2005
Overview
Revenues increased $383.7 million, or 36%, to $1.4 billion, compared to $1.1 billion for the first nine months of 2005. The increase was primarily due to a $126.8 million, or 27%, increase in equity and fixed income and commodities revenues, a $16.7 million, or 26%, increase in asset management fees and investment income from managed funds, a $67.9 million, or 21%, increase in investment banking, and a $172.3 million, or 81%, increase in interest revenues (net interest income which is interest revenue less interest expense only increased $10.1 million). The 2006 results included an after-tax gain of $1.6 million, or $0.01 per diluted common share, as a cumulative effect of change in accounting principle associated with our adoption of FASB 123R on January 1, 2006.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $386.9 million, up 19% from the first nine months of 2005. The increase in equity product revenue was due to several large block trading opportunities generated from our investment banking relationships offset by a less favorable capital markets environment, a decline in customer-driven activity and a decrease in volatility levels.
Fixed Income & Commodities Revenue
Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $202.3 million, up 49% over last year’s comparable period driven by increased activity in the high yield, investment grade corporate bond and commodity markets. High Yield revenues increased primarily due to increased valuations on high yield energy related positions. Investment grade income revenues increased primarily as a result of increased activity in the trading of corporate bonds. The increase in commodities revenue was due to the expansion of JFP, as well as, increased activity in most commodities markets, including energy related commodities markets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Investment Banking Product Revenue

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Percentage Change
	(Dollars in Thousands)
Capital markets	$147,748	$155,067	(5%)
Advisory	247,681	172,450	44%

Total	$395,429	$327,517	21%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $147.7 million, a decrease of 5% from the first nine months of 2005. The decrease in capital markets revenues is primarily attributable to the decrease in revenue generated from high yield underwritings, offset by increases in revenue from equity and convertible underwritings.
Revenues from advisory activities were $247.7 million, an increase of 44% from the first nine months of 2005. The increase is primarily attributable to services rendered on assignments in the technology, aerospace and defense, industrial and energy sectors.
Asset Management Fee Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $80.1 million, up 26% over the first nine months of 2005. The increase in asset management revenue was a result of strong performance during the first quarter of 2006 by the long-short equity funds along with solid first nine months of 2006 results from our High Yield Funds offset by a challenging environment faced by our long-short equity funds during the second and third quarters of 2006.
Changes in Assets under Management

	Nine Month	Nine Month
	Period	Period
	Ending	Ending
	Sept. 30,	Sept. 30,	Percent
In millions	2006	2005	Change
Balance, beginning of period	$4,031	$3,287	23%
Net cash flow in	687	401	71%
Net market appreciation	300	118	154%

	987	519	90%

Balance, end of period	$5,018	$3,806	32%

(1)	Excludes certain 3rd party managed funds that are no longer considered assets under management.
Net Interest Revenue
Interest income increased $172.3 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $162.2 million primarily as a result of increased stock lending activity, increases in interest rates, the issuance of our $500 million of senior unsecured debentures and our $125 million in Series A Mandatorily Convertible Preferred Stock.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Compensation and Benefits
Compensation and benefits increased $112.8 million, or 23%, versus the 26% increase in net revenues. The increase was primarily due to our increase in headcount and change to our revenue mix offset by changes to FASB 123R guidance regarding the timing of expense recognition for non retirement-eligible employees.
Average employee headcount increased 10% from 1,911 during the first nine months of 2005 to 2,107 during the first nine months of 2006. The ratio of compensation to net revenues was approximately 54.8% for the first nine months of 2006 as compared to 55.8% for the first nine months of 2005.
Non-Personnel Expenses
Non-personnel expense was $235.1 million or 21.7% of net revenues for the first nine months of 2006 versus 22.1% of net revenues for the first nine months of 2005. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased technology and communications, occupancy, legal and compliance and other costs associated with higher levels of business activity.
Earnings before Income Taxes and Minority Interest
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $64.4 million, or 34%, to $254.5 million, compared to $190.0 million for the first nine months of 2005. The effective tax rates were approximately 39.1% for the first nine months of 2006 and 38.5% for the first nine months of 2005.
Earnings per Share
Basic net earnings per share were $1.13 for the first nine months of 2006 on 133,048,000 shares compared to $0.90 in the first nine months of 2005 on 122,868,000 shares. Diluted net earnings per share were $1.04 for the first nine months of 2006 on 146,502,000 shares compared to $0.82 in the first nine months of 2005 on 134,747,000 shares. Both the 2006 basic and diluted calculations included an additional $0.01 per share related to the cumulative effect of the change in accounting principle, net.
Liquidity, Financial Condition and Capital Resources
Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature of our day to day business operations, business growth possibilities, regulatory obligations, and liquidity requirements.
Our actual level of capital, total assets, and financial leverage are a function of a number of factors, including asset composition, business initiatives, regulatory requirements and cost availability of both long-term and short-term funding. We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Liquidity
     The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	September 30, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$72,986	$85,191
Money market investments	253,523	170,742

Total cash and cash equivalents	326,509	255,933
Cash and securities segregated (1)	767,982	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	—	28,756
Mortgage-backed securities (2)	43,160	13,458
Asset-backed securities (2)	33,705	33,159

	$1,171,356	$967,703

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, deposits with clearing and depository organizations are included in this caption.

(2)	Items are included in Financial Instruments Owned and Securities Pledged to Creditors (see note 4 of the Notes to the Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash.
Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. At September 30, 2006 and December 31, 2005 we had no outstanding secured or unsecured bank loans.
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
Our assets are funded by equity capital, senior debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured, uncommitted financing of up to $374 million. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $215 million in letters of credit outstanding as of September 30, 2006, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Excess Liquidity
Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets, readily converted to cash on a secured basis on short notice. Certain investments, short-term bond funds and auction rated convertibles are also deemed by management to be readily convertible to cash. In addition, we have $374 million of unsecured, uncommitted lines of credits with various banks.
Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows, inclusive of potential equity repurchases, for one year during a stressed liquidity environment. Expected cash outflows include:
•	The repayment of our unsecured debt maturing within twelve months ($100 million outstanding at September 30, 2006);
•	The payment of interest expense on our long term debt;
•	The anticipated funding of outstanding investment commitments;
•	The anticipated fixed costs over the next 12 months;
•	Potential stock repurchases; and
•	Certain accrued expenses and other liabilities
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $2,703.8 million, or 21%, from $12,780.9 million at December 31, 2005 to $15,484.7 million at September 30, 2006. Our financial instruments owned and securities pledged to creditors increased $2,278.9 million, while our financial instruments sold, not yet purchased and securities sold under agreements to repurchase, increased $1,850.8 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	September 30, 2006	December 31, 2005
Stockholders’ equity	$1,493,413	$1,286,850
Less: Goodwill	(237,544)	(220,607)

Tangible stockholders’ equity	$1,255,869	$1,066,243

Stockholders’ equity	$1,493,413	$1,286,850
Add: Projected tax benefit on vested portion of restricted stock	151,070	137,193

Pro forma stockholders’ equity	$1,644,483	$1,424,043

Tangible stockholders’ equity	$1,255,869	$1,066,243
Add: Projected tax benefit on vested portion of restricted stock	151,070	137,193

Pro forma tangible stockholders’ equity	$1,406,939	$1,203,436

Shares outstanding	118,876,390	116,220,784
Add: Shares not issued, to the extent of related expense amortization	23,324,278	21,093,398
Less:
Shares issued, to the extent related expense has not been amortized	(2,029,079)	(2,618,570)

Adjusted shares outstanding	140,171,589	134,695,612

Book value per share (1)	$12.56	$11.07

Pro forma book value per share (2)	$11.73	$10.57

Tangible book value per share (3)	$10.56	$9.17

Pro forma tangible book value per share (4)	$10.04	$8.93

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and restricted stock units (RSUs) divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long term capital of $2.9 billion and $2.1 billion as of September 30, 2006 and December 31, 2005, respectively, resulting in a long-term debt to total capital ratio of 44% and 38%, respectively. Our total capital base as of September 30, 2006 and December 31, 2005 was as follows (in thousands):

	September 30,	December 31,
	2006	2005
Long-Term Debt	$1,268,582	$779,873
Mandatorily Redeemable Convertible Preferred Stock	125,000	—
Total Stockholders’ Equity	1,493,413	1,286,850

Total Capital	$2,886,995	$2,066,723

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and our $374 million of uncommitted unsecured bank lines.
At September 30, 2006, our senior debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.2 million, $348.3 million, $323.3 million and $100.0 million due in 2036, 2016, 2012 and 2007 respectively.
At September 30, 2006, we had outstanding Series A convertible preferred stock of $125 million. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,046,438 shares of our common stock at a conversion price of approximately $30.89 per share. The preferred stock is callable beginning in 2016 and will mature in 2036.
We rely upon our cash holdings and external sources to finance a significant portion of our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Capital
As of September 30, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$275,854	$260,378
Jefferies Execution	$22,032	$21,782
Guarantees
As of September 30, 2006, we had outstanding guarantees of $20.0 million relating to undrawn bank credit obligations of one associated investment fund in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36.0 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P.
Also, we have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. In addition, as of September 30, 2006, we had commitments to invest up to $266.4 million in various investments, including $225.0 million in Jefferies Finance LLC, $30.7 million in Fund IV and $10.7 million in other investments.
Leverage Ratios
The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of September 30, 2006 and December 31, 2005. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	September 30, 2006	December 31, 2005
Total assets	$15,484,724	$12,780,931
Adjusted assets (1)	14,716,742	12,151,571
Net adjusted assets (2)	6,688,921	4,008,093
Leverage ratio (3)	10.4	9.9
Adjusted leverage ratio (4)	9.9	9.4
Net adjusted leverage ratio (5)	4.5	3.1

(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.
Stock Repurchases
During 2006, we purchased 652,852 shares of our common stock for $16.6 million mostly in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

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
Value-at Risk
     In general, Value-at-Risk (VaR) measures potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate VaR over a one day holding period measured at a 95% confidence level which implies the potential loss of daily trading revenue is expected to be at least as large as the VaR amount on one out of every twenty trading days.
     VaR is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of VaR, our estimate has substantial limitations due to our reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities.
     The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions, excluding corporate investments, using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk.

	Daily VaR (1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at						Average VaR 3 Months Ended
Risk Categories	9/30/06		6/30/06		12/30/05		9/30/06		6/30/06		12/30/05

Interest Rates		$1.03		$0.89		$0.56		$0.89		$0.54		$0.48
Equity Prices		$4.76		$4.38		$2.11		$4.83		$3.32		$2.50
Currency Rates		$0.48		$0.44		$0.36		$0.41		$0.38		$0.29
Commodity Prices		$3.29		$1.15		$0.20		$1.83		$2.22		$1.42
Diversification Effect[2]	-$	4.47	-$	2.30	-$	1.10	-$	2.89	-$	2.45	-$	1.64

Firmwide		$5.09		$4.56		$2.13		$5.07		$4.01		$3.05

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(In Millions)
	Value-at-Risk Highs and Lows
	for Three Months Ended
	9/30/06		6/30/06		12/30/05
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$1.05	$0.71	$0.89	$0.41	$0.62	$0.33
Equity Prices	$5.34	$4.26	$5.66	$1.23	$3.38	$1.99
Currency Rates	$0.53	$0.24	$0.46	$0.29	$0.45	$0.14
Commodity Prices	$3.29	$0.72	$4.67	$0.85	$2.60	$0.10
Firmwide	$6.36	$4.26	$6.01	$1.95	$3.73	$2.13

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $5.07 million during the third quarter of 2006 increased from the $4.01 million average during the second quarter of 2006 due mainly to an increase in exposure to equity prices.
The following table presents our daily VaR over the last four quarters:
Daily VaR Trend
The increase in VaR in the first quarter of 2006 is related to a large block trading opportunity from an investment banking relationship that was closed during the quarter ended March 31, 2006.
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated no outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the third quarter of 2006. A 95% confidence one-day VaR model should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in the third quarter of 2006.
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
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Third Quarter 2006 vs. Third Quarter 2005 Distribution of Daily Trading Revenue” is the actual daily trading revenue which excludes fee based revenue and commissions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs	Plans or Programs (2)
July 1 – July 31, 2006	—	—	—	6,000,000
August 1 – August 31, 2006	53,510	24.03	51,000	5,949,000
September 1 – September 30, 2006	4,722	24.38	—	5,949,000

Total	58,232	24.06	51,000

(1)	We repurchased an aggregate of 7,232 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10.1	Summary of the 2007 and 2008 Executive Compensation for Messrs. Handler and Friedman is incorporated herein by reference to Exhibit 10 of the Registrant’s Form 8-K filed on August 25, 2006.

10.2*	Restricted Stock Unit Grant dated as of August 25, 2006 to Richard B. Handler.

10.3*	Restricted Stock Unit Grant dated as of August 25, 2006 to Brian P. Friedman.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date: November 8, 2006	By:	/s/	Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer