Form 10-K
period 2006-12-31
JEFFERIES GROUP INC /DE/
filed 2007-03-01
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______________ to _______________
Commission File Number: 1-14947
JEFFERIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4719745 (I.R.S. Employer Identification No.)

520 Madison Avenue, 12th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (212) 284-2550
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.0001 par value	New York Stock Exchange
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
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,392,154,283 as of June 30, 2006.
     Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 123,745,551 shares as of the close of business February 15, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Information from the Registrant’s Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be held on May 21, 2007 to be filed with the SEC is incorporated by reference into Part III of this Form 10-K.
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV herein on page 85.

JEFFERIES GROUP, INC.
2006 FORM 10-K ANNUAL REPORT
Exhibit Index located on page 85 of this report.

PART I
Item 1. Business.
Introduction
     Jefferies Group, Inc. and its subsidiaries (“we”, “us” or “our”) operate as a full-service global investment bank and institutional securities firm focused on growth and middle-market companies and their investors. We offer these companies capital raising, merger and acquisition, restructuring and other financial advisory services, and provide investors fundamental research and trade execution in equity, equity-linked, high yield and investment grade fixed income securities, as well as commodities and derivatives. We also provide asset management services and products to institutions and other investors.
     Our principal operating subsidiary, Jefferies & Company, Inc. (“Jefferies”), was founded in 1962. Since 2000, we have pursued a strategy of continuing growth and diversification, whereby we have sought to increase our market share in each of the markets we serve and the products and services we offer, while at the same time expanding the breadth of our activities in an effort to mitigate the cyclical nature of the financial markets in which we operate. Our growth plan has been achieved through internal growth supported by the ongoing addition of experienced personnel in targeted areas, as well as the acquisition from time to time of complementary businesses. More recently, we have increased our global focus on serving companies and investors in Europe, the Middle East, Latin America and Asia.
     As of December 31, 2006, we had 2,254 employees. We maintain offices throughout the world and have our executive offices located at 520 Madison Avenue, New York, New York 10022. Our telephone number is (212) 284-2550 and our Internet address is www.jefferies.com.
     We make available free of charge on our Internet website the following documents and reports, including amendments (the reports are made available as soon as reasonably practicable after such materials are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934):
•	Code of Ethics;

•	Reportable waivers, if any, from our Code of Ethics by our executive officers;

•	Board of Directors Corporate Governance Guidelines;

•	Charter of the Audit Committee of the Board of Directors;

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•	Charter of the Compensation Committee of the Board of Directors;

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	Beneficial ownership reports on Forms 3, 4 and 5.
     Shareholders may also obtain free of charge a printed copy of any of these documents or reports by sending a request to Investor Relations, Jefferies & Company, Inc., 520 Madison Avenue, 12th Floor, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefferies.com.

Business Segments
     We currently operate in two business segments, Capital Markets and Asset Management. Our Capital Markets reportable segment includes our traditional securities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the research, sales, trading and investment banking effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with extensive interactions among each. In addition, we voluntarily choose to disclose our Asset Management segment, even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of operating activities related to our asset management businesses including Victoria Falls CLO, Summit Lake CLO, Diamond Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and Jefferies Buckeye Fund. This segment does not include activity associated with our high yield or international asset management as they are managed by the respective desk managers and included as an integrated component of the Capital Markets reportable segment.
     Financial information regarding our reportable business segments as of December 31, 2006, December 31, 2005, and December 31, 2004 is set forth in note 18 of the Notes to Consolidated Financial Statements, titled “Segment Reporting” and is incorporated herein by reference.
Jefferies Businesses
Capital Markets
     Our Capital Markets activity includes our securities execution activities, including sales, trading and research in equity, equity derivatives, convertible, high yield and investment grade fixed income securities, and prime brokerage, and our investment banking activities which include capital market transactions, mergers and acquisitions and other advisory transactions. In addition, our Capital Markets activities include securities lending and commodity-related trading. We are primarily focused on serving corporations and institutional investors.
     Investment Banking
     Our Investment Banking Division offers our clients, primarily growing and mid-sized companies, a full range of financial advisory services, as well as debt, equity, and convertible capital raising services.
     Underwriting
     Equity and Equity-Linked Financing — We offer expertise in direct placements, private equity, private placements, initial public offerings, and follow-on offerings of equity and equity-linked convertible securities.
     Leveraged Finance — We offer a full range of debt financing for growing and middle market companies and sponsors. We focus on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buy-outs, acquisitions, growth capital financings, recapitalizations, and Chapter 11 exit financings. We specialize in high yield debt, fixed- and floating-rate senior and subordinated debt. Our joint venture loan finance company, Jefferies Finance, has the ability to commit capital for transactions that range between $50 million and $500 million.

     Advisory Services
     Mergers & Acquisitions — We advise buyers and sellers on sales, divestitures, acquisitions, mergers, tender offers, joint ventures, strategic alliances and takeover defenses. With extensive experience facilitating and financing acquisitions and recapitalizations, we execute both buy-side and sell-side mandates. We provide dedicated senior banker focus to clients throughout the merger and acquisition (“M&A”) process, which leverages our industry knowledge, extensive relationships, and capital markets and restructuring expertise.
     Restructuring & Recapitalization - We specialize in exchange offers, consent solicitations, capital raising, recapitalization, restructuring and distressed M&A activity. We provide advice and support in the structuring, valuation and placement of securities issued in recapitalizations and restructurings. We represent issuers, bondholders and creditors, as well as buyers and sellers of assets.
     Fund Placement - Helix Associates, our fund placement group, is a leading placement agent serving private equity fund sponsors and sophisticated investors throughout North America, Europe, the Middle East, Japan and Australia.
     Our over 430 investment banking professionals operate throughout the United States, Europe and Asia, and are organized into industry, product and geographic coverage groups in order to maximize our extensive network of relationships and deep product and industry knowledge in particular areas. Industry coverage groups include Jefferies Quarterdeck for Aerospace and Defense, CleanTech, Jefferies Randall & Dewey for Energy, Financial & Business Services, Gaming and Leisure, Healthcare, Industrial, Media & Communications, Private Equity and Venture Capital Sponsors, Retail & Consumer, Jefferies Broadview for Technology, and Transportation, Oil Service & Infrastructure. The division has experienced substantial growth over the last five years both organically and through acquisitions.
     Equities
     Our Equities Division consists of equity research, sales and trading, electronic execution services, equity derivatives, securities lending and prime brokerage.
     Equity Sales and Trading
     Our equity research, sales and trading unit is one of the primary foundations of our platform. We have an over forty-year history in equity trading and one of the largest, most experienced institutional sales forces on Wall Street, providing a major source of liquidity for institutional investors. Our equity sales representatives connect a network of more than 2,000 institutional investors around the globe and excel at providing seamless execution with a focus on minimal market impact. We specialize in listed block trades, NASDAQ market making, bulletin board trading, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio and electronic trading, as well as American Depository Receipts and Ordinary Shares. We consistently rank highly versus our peers as a trader of equity securities and are often the number one trader of the stocks in which we make a market.
     Our clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires focused marketing and trading expertise. We are one of the leading firms in the execution of equity block transactions and believe that our institutional customers are attracted by the quality of our execution (measured by volume, timing and price) and our competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. We have a small, but growing Private Client Services group that focuses on serving smaller institutions, family offices and high net worth individuals.

     Execution
     Through our Jefferies Execution subsidiary, we provide agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as OTC. In 2006, the firm traded over 25 billion shares utilizing its execution platform which includes floor brokerage, electronic connectivity, direct access and listed options trading. Jefferies Execution is one of the largest execution services providers on the New York Stock Exchange. In addition, we offer a suite of quantitative and algorithmic trading solutions as well as access to liquidity in order to access the global markets. We leverage our portfolio management systems, analysis and benchmark auto-trading strategies to deliver our execution services to our institutional customers.
     Research
     Encompassed within equity sales and trading is research and research sales. We have built and expanded our research platform over the last ten years and now employ over 130 equity and convertible research professionals covering over 950 companies worldwide, and nearly 70 dedicated equity research sales professionals. We provide long- and short-term investment ideas, utilizing the latest technologies to deliver a product that is differentiated and tailored to customers. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.
     Equity Derivatives
     We offer equity derivatives for investors seeking to manage risk and optimize returns within the equities market. Our experienced professionals have deep expertise in listed and over-the-counter transactions and products. We focus on serving the diverse needs of our institutional, corporate and private client base across multiple product lines, offering listed options, ETFs and OTC options and swaps.
     Securities Lending
     In connection with both our trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. In addition, we have an active matched book business whereby we borrow securities from one party and lend them to another party. When we borrow securities, we provide cash to the lender as collateral, which is reflected in our financial statements as receivable from brokers and dealers. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our financial statements as payable to brokers and dealers. We incur interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from our matched book activities. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. In 2006, we expanded our securities lending focus internationally, with additional professionals in London and New York.

     Prime Brokerage
     We offer prime brokerage services to hedge funds, money managers, and registered investment advisors. Our clients receive an integrated, one-firm, service-based approach by receiving securities lending, competitive financing and technology support and access to our research and capital markets platform. In 2006, we enhanced our prime brokerage unit and expanded our overall commitment to being a significant provider of prime brokerage services.
     Fixed Income and Commodities
     Our Fixed Income and Commodities division consists of our high yield department, convertibles department, investment grade fixed income department, research and our commodity trading group.
     High Yield
     We are a recognized leader in high yield trading and financing, with a team of more than 50 professionals encompassing integrated sales, trading, research and capital markets capabilities in the U.S. and London. We are a top trader in the secondary high yield and distressed markets, trading in more than 1,500 cusip / issues with over 600 institutions globally in 2006. Our high yield professionals have long term relationships with institutional high yield, distressed, and levered debt investor bases with focus on secondary trading and new issues.
     In January 2000, we created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by the Jefferies High Yield division. Although we often refer to these three broker-dealer entities as funds, they are registered with the SEC as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. Our senior management (including our Chief Executive Officer and Chief Financial Officer) and certain of our employees have direct investments in these funds on terms identical to other fund participants. We have a 18% aggregate interest in these funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 5% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of December 31, 2006, on a combined basis, the High Yield division had in excess of $1,024.8 million of combined pari passu capital available (including unfunded commitments and availability under the fund revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by Richard Handler, our Chief Executive Officer.
     On January 15, 2007, the manager of the Funds along with a majority of the Funds’ member interests elected to extend the term of the High Yield Funds until January 18, 2008; thereafter, the High Yield Funds can be further extended for up to two successive one-year terms subject to approval by a majority of the member interests and the manager. We anticipate that we may establish a successor entity to these Funds during 2007. Additional information is set forth in note 25 of the Notes to Consolidated Financial Statements, titled “Subsequent Events.”
     Convertibles
     We commit dedicated personnel in the U.S., London, Tokyo, and Zurich to serve the geographically diverse global convertible markets. We offer expertise in the sales, trading and analysis of U.S. domestic and international convertible bonds, convertible preferred shares, closed-end funds, warrants and structured products, with a focus on minimizing transaction costs and maximizing liquidity. Globally, we trade in more than 750 issues and maintain active relationships with more than 450 institutional and corporate clients.

     Investment Grade Fixed Income
     We provide fixed income transaction execution for institutions acting as principal, through a combination of professional sales and trading coverage, and a technology platform that enables true on-line real-time trading. The division has more than 80 professionals who are active traders of corporate bonds, U.S. government agency securities, mortgage-backed securities, municipal bonds and emerging markets debt. We serve more than 2,000 mid-sized institutional clients and trade in more than 3,800 individual issues.
     Research
     We have expanded our research platform over the last few years and have over 15 fixed income research professionals covering over 380 companies worldwide and have 11 dedicated fixed income sales professionals. Our fixed income research supports our investment banking and sales and trading activities. We provide long- and short-term investment ideas, utilizing the latest technologies to deliver a product that is differentiated and tailored to each customer. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.
     Commodities
     Our commodities group, Jefferies Financial Products, LLC (“JFP”), offers swaps, options and other derivatives typically linked to various commodity indexes and is a significant provider of liquidity in exchange-traded commodity index contracts. JFP’s team of experienced professionals provide innovative financial products and commodity index expertise to pension funds, mutual funds, sovereigns, foundations, endowments and other institutional investors seeking exposure to commodities as an asset class. In 2005, JFP worked with Reuters to modify the benchmark CRB Index, now renamed the Reuters Jefferies CRB Index. In addition, JFP offers proprietary commodity indexes, such as the Jefferies Commodity Performance Index, which are designed to outperform standard benchmark indexes.
Asset Management
     We provide investment management services and products to various private investment funds through Jefferies Asset Management (“JAM”). JAM is registered as an investment adviser with the SEC. Our private fund products consist of long-short equity funds that focus on specific strategies.
     Our Asset Management business is primarily comprised of operating activities related to our private investment funds including Victoria Falls CLO, Summit Lake CLO, Diamond Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and Jefferies Buckeye Fund.
     In Europe, we offer investment solutions for long-only strategies in global convertible bonds to pension funds, insurance companies and private banking clients in Switzerland, France and Germany. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public.
     Our Sources of Revenues
     Commissions
     A substantial portion of our revenues is derived from customer commissions and commission equivalents. We charge fees for assisting our domestic and international clients with purchasing and selling equity, debt and convertible securities as well as ADRs, options, preferred stocks, financial futures and other similar products.

     Principal Transactions
     In the regular course of our business, we take securities positions as a market maker to facilitate customer transactions and for proprietary risk trading. Trading profits or losses and changes in market prices of our proprietary investments are also recorded as principal transaction revenues.
     Investment Banking
     Investment banking revenues are generated by fees from capital markets activities which include debt, equity, and convertible underwriting and placement services and fees from financial advisory activities including M&A and restructuring services.
     Interest
     We derive a substantial portion of our interest revenues in connection with our securities borrowed / securities lending activity. We also earn interest on our securities portfolio, on our operating and segregated balances, on our margin lending activity and on certain of our investments, including our investment in short-term bond funds.
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
Regulation
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by foreign regulatory bodies, state securities commissions and state attorneys general in those jurisdictions and states in which they do business.
     Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

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
     Net Capital Requirements. U.S. registered broker-dealers doing business with the public are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are registered and are subject to the Rule.
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
     As of December 31, 2006, Jefferies’, and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$191,830	$174,597
Jefferies Execution	21,477	21,227
     NYSE Regulations. Our common stock is listed on the New York Stock Exchange. As a listed company, we are required to comply with the NYSE’s rules and regulations, including rules pertaining to corporate governance matters. As required by the NYSE on an annual basis, in 2006 our Chief Executive Officer, Richard Handler, certified to the NYSE that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
     Regulation Outside the United States. We are an active participant in the international fixed income and equity markets. Many of our principal subsidiaries that participate in these markets are subject to comprehensive regulations in the United States and elsewhere that include some form of capital adequacy rules and other customer protection rules. We provide investment services in and from the United Kingdom under the regulation of the Financial Services Authority.
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

     We seek to reduce risk through the diversification of our businesses, counterparties and activities. We accomplish this objective by monitoring the usage of capital to each of our businesses, establishing trading limits and setting credit limits for individual counterparties. We seek to achieve adequate returns from each of our businesses commensurate with the risks assumed. Nonetheless, the effectiveness of our policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in our earnings, increases in our credit exposure to customers and counterparties and increases in general systemic risk. If any of our strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, we could incur losses. Additionally, business continuity plans have been developed and are periodically tested for critical processes and systems, and controls have been implemented to provide oversight of the activities.
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

     Underwriting Risk
     Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the federal securities laws and other laws and court decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and our underwriting commitments may be limited by the requirement that our broker-dealers must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. We intend to continue to pursue opportunities for our corporate customers, which may require us to finance and/or underwrite the issuance of securities. Under circumstances where we are required to act as an underwriter or to take a position in the securities of our customers, we may assume greater risk than would normally be assumed in our normal trading activity.
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
     A significant portion of our revenues is derived from trading in which we act as principal. Although a significant portion of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, and equity securities and futures and commodities for our own account and from other program or principal trading. Additionally, we have made substantial investments of our capital in debt securities, equity securities and commodities, including investments managed by us and investments managed by third parties. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, because our inventory is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.
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
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the CFTC and the NFA. The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and our profitability. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and NASD’s Trade Reporting and Compliance Engine, or TRACE, has affected and could continue to affect our trading revenue.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We maintain offices throughout the world including New York, Atlanta, Boston, Calgary, Chicago, Dallas, Dubai, Houston, Jersey City, London, Los Angeles, Nashville, Richmond, Silicon Valley, Paris, San Francisco, Short Hills, Singapore, Shanghai, Stamford, Tokyo, Washington, D.C. and Zurich. In addition, we maintain back-up facilities with redundant technologies in Dallas. We lease all of our office space which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 13 of the Notes to Consolidated Financial Statements.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the NYSE under the symbol JEF. On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of our common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split.
     The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low
2006
Fourth Quarter	$31.76	$26.41
Third Quarter	30.50	21.45
Second Quarter	34.80	24.73
First Quarter	29.58	22.38

2005
Fourth Quarter	$23.94	$19.30
Third Quarter	21.78	18.57
Second Quarter	19.50	16.78
First Quarter	20.38	18.13
     There were approximately 750 holders of record of our common stock at February 12, 2007.
     In 1988, we instituted a policy of paying regular quarterly cash dividends. There are no restrictions on our present ability to pay dividends on our common stock, other than the applicable provisions of the Delaware General Corporation Law.
     During the first quarter of 2005, we announced a 20% increase in our quarterly dividend to $0.06 per share and then in the fourth quarter of 2005, we announced an additional 25% increase in our quarterly dividend to $0.075 per share. In the second quarter of 2006, we announced a 67% increase in our quarterly dividend to $0.125 per share.
     Dividends per share of common stock (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006	$.075	$.125	$.125	$.125
2005	$.060	$.060	$.060	$.075
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total	(b)	Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs (2)	Programs
October 1 — October 31, 2006	11,127	29.97	10,000	5,939,000
November 1 — November 30, 2006	68,421	29.57	—	5,939,000
December 1 — December 31, 2006	168,075	29.61	—	5,939,000

Total	247,623	29.62	10,000	5,939,000

     (1) We repurchased an aggregate of 237,623 shares during the fourth quarter other than as part of a publicly announced plan or program. We repurchased these securities in connection with our equity compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. This number does not include unvested shares forfeited back to us pursuant to the terms of our equity compensation plans.
     (2) On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.
Shareholder Return Performance Presentation
     Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our common stock against the cumulative total return of the Standard & Poor’s 500, and the Financial Service Analytics Brokerage (“FSA Composite”) Indices for the period of five fiscal years, commencing January 1, 2002 (based on prices at December 31, 2001), and ending December 31, 2006.

	2001	2002	2003	2004	2005	2006
Jefferies Group Inc.	100	136	136	215	264	298
FSA Composite	100	78	115	128	155	203
S&P500	100	78	100	111	117	135
*	Normalized so that the value of our common stock and each index was $100 on December 31, 2001.

Item 6. Selected Financial Data.
     The selected data presented below as of and for each of the years in the five-year period ended December 31, 2006, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, our independent registered public accounting firm. The data should be read in connection with the consolidated financial statements including the related notes contained on pages 48 through 83. On July 14, 2003, we declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock splits were effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock splits. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In Thousands, Except Per Share Amounts)
Earnings Statement Data
Revenues:
Commissions	$280,681	$246,943	$258,838	$250,191	$268,984
Principal transactions	468,002	349,489	358,213	301,299	227,664
Investment banking	540,596	495,014	352,804	229,608	139,828
Asset management fees and investment income from managed funds	109,550	82,052	81,184	32,769	19,643
Interest	528,882	304,053	134,450	102,403	92,027
Other	35,497	20,322	13,150	10,446	6,630

Total revenues	1,963,208	1,497,873	1,198,639	926,716	754,776
Interest expense	505,606	293,173	140,394	97,102	80,087

Revenues, net of interest expense	1,457,602	1,204,700	1,058,245	829,614	674,689

Non-interest expenses:
Compensation and benefits	791,255	669,957	595,887	474,709	385,585
Floor brokerage and clearing fees	62,564	46,644	52,922	48,217	54,681
Technology and communications	80,840	67,666	64,555	58,581	52,216
Occupancy and equipment rental	59,792	47,040	39,553	32,534	26,156
Business development	48,634	42,512	35,006	26,481	22,973
Other	65,863	62,474	43,333	44,559	29,386

Total non-interest expenses	1,108,948	936,293	831,256	685,081	570,997

Earnings before income taxes, minority interest, and cumulative effect of change in accounting principle	348,654	268,407	226,989	144,533	103,692
Income taxes	137,541	104,089	83,955	52,851	41,121

Earnings before minority interest and cumulative effect of change in accounting principle	211,113	164,318	143,034	91,682	62,571
Minority interest in earnings of consolidated subsidiaries, net	6,969	6,875	11,668	7,631	—

Earnings before cumulative effect of change in accounting principle, net	204,144	157,443	131,366	84,051	62,571
Cumulative effect of change in accounting principle, net	1,606	—	—	—	—

Net earnings	$205,750	$157,443	$131,366	$84,051	$62,571

Earnings per share of Common Stock:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$1.53	$1.27	$1.14	$0.79	$0.64
Cumulative effect of change in accounting principle, net	0.01	—	—	—	—

Net earnings	$1.54	$1.27	$1.14	$0.79	$0.64

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$1.41	$1.16	$1.03	$0.71	$0.57
Cumulative effect of change in accounting principle, net	0.01	—	—	—	—

Net earnings	$1.42	$1.16	$1.03	$0.71	$0.57

Weighted average shares of Common Stock:
Basic	133,898	123,646	114,906	106,179	98,463
Diluted	147,531	135,569	127,815	118,531	110,040
Cash dividends per common share	$0.42	$0.26	$0.18	$0.11	$0.05
Selected Balance Sheet Data
Total assets	$17,899,882	$12,780,931	$13,824,628	$10,992,283	$6,898,691
Long-term debt	$1,268,543	$779,873	$789,067	$443,148	$452,606
Mandatorily redeemable convertible preferred stock	$125,000	—	—	—	—
Total stockholders’ equity	$1,581,087	$1,286,850	$1,039,133	$838,371	$628,517
Shares outstanding	119,547	116,220	114,578	113,404	107,808
Other Data (Unaudited)
Book value per share of Common Stock	$13.23	$11.07	$9.07	$7.40	$5.83
Fixed charge coverage ratio (1)	4.5X	5.5X	5.6X	5.6X	4.5X
(1)	The ratio of earnings to fixed charges is computed by dividing (a) income from continuing operations before income taxes plus fixed charges by (b) fixed charges. Fixed charges consist of interest expense on all long-term indebtedness and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:
•	the description of our business contained in this report under the caption “Business”;

•	the risk factors contained in this report under the caption “Risk Factors”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
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
     Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation methodologies applied to investments, certain securities positions and OTC derivatives and our use of estimates related to compensation and benefits during the year.

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
Compensation and Benefits
     The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses, which are fixed at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, we have generally accrued interim compensation and benefits based on annual targeted compensation ratios, taking into account the guidance contained in FASB 123R regarding the timing of expense recognition for non retirement-eligible and retirement-eligible employees. Our fourth quarter reflects the difference between the compensation and benefits we determine at year end and the accruals recorded through the end of the third quarter.

Revenues by Source
     For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis.
     Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the overall volume of trading, the volatility and general level of market prices, and the number and size of investment banking transactions may significantly affect our operations. The following provides a summary of revenues by source for the past three years.

	Year Ended December 31,
	2006		2005		2004
		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(Dollars in Thousands)
Equity	$538,891	27%	$438,080	29%	$503,848	42%
Fixed income & commodities	245,289	12	178,674	12	126,353	11

Total	784,180	39	616,754	41	630,201	53
Investment banking	540,596	28	495,014	33	352,804	29
Asset management fees and investment income from managed funds:
Asset management fees	55,462	3	50,943	4	38,208	3
Investment income from managed funds	54,088	3	31,109	2	42,976	4

Total	109,550	6	82,052	6	81,184	7
Interest	528,882	27	304,053	20	134,450	11

Total revenues	$1,963,208	100%	$1,497,873	100%	$1,198,639	100%

2006 Compared to 2005
     Overview
     Revenues, net of interest expense, increased $252.9 million, or 21%, to $1.5 billion, compared to $1.2 billion for 2005. The increase was primarily due to a $167.4 million, or 27%, increase in equity and fixed income and commodities revenues, a $27.5 million, or 34%, increase in asset management fees and investment income from managed funds, a $45.6 million, or 9%, increase in investment banking revenue, and a $224.8 million, or 74%, increase in interest revenues (net interest income which is interest revenue less interest expense only increased $12.4 million). The 2006 results included an after-tax gain of $1.6 million, or $0.01 per diluted common share, as a cumulative effect of change in accounting principle associated with our adoption of FASB 123R on January 1, 2006.

     Equity Product Revenue
     Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $538.9 million, up 23% from 2005 reflecting higher revenues across most of our core equity businesses. The increase in equity product revenue was due to moderate volatility in the market, several large block and proprietary trading opportunities generated from our investment banking relationships and the continued expansion of our secondary trading activity generated off of our capital markets platform.
     Fixed Income & Commodities Revenue
     Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $245.3 million, up 37% over last year driven by increased activity in the high yield, investment grade corporate bond and commodity markets. High Yield revenues increased primarily due to energy related proprietary trading. Investment grade fixed income revenues increased primarily as a result of increased activity in the trading of corporate bonds. The increase in commodities revenue was due to the overall expansion of JFP, as well as, increased activity in most commodities, including energy related commodities markets.
     Investment Banking Product Revenue

	Year Ended
	December 31,	December 31,	Percentage
	2006	2005	Change
	(Dollars in Thousands)
Capital markets	$231,261	$221,479	4%
Advisory	309,335	273,535	13%

Total	$540,596	$495,014	9%

     Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $231.3 million, an increase of 4% from 2005. The increase in capital markets revenues is primarily attributable to increases in revenue from equity and convertible underwritings, offset by the decrease in revenue generated from high yield underwritings.
     Revenues from advisory activities were $309.3 million, an increase of 13% from 2005. The increase is primarily attributable to services rendered on assignments in the technology, aerospace and defense, industrial and energy sectors.
     Asset Management Fee Revenue
     Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $109.6 million, up 34% over 2005. The increase in asset management revenue was a result of solid performance and expansion of the JAM platform along with strong 2006 results from our High Yield Funds. During 2006, we formed a total of four new funds, one focused on distressed debt and risk arbitrage, two technology-oriented long-short equity funds, and one financial services long-short equity fund. In addition, we launched the Summit Lake CLO and Diamond Lake CLO.

     Changes in Assets under Management (1)

	Year Ended	Year Ended
	December 31,	December 31,	Percent
In millions	2006	2005	Change
Balance, beginning of period	$4,031	$3,287	23%
Net cash flow in	792	556	42%
Net market appreciation	459	188	144%

	1,251	744	68%

Balance, end of period	$5,282	$4,031	31%

(1)	Excludes certain third party managed funds that are no longer considered assets under management.
     Net Interest Revenue
     Interest income increased $224.8 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $212.4 million primarily as a result of increased stock lending activity, increases in interest rates, the issuance of our $500 million of senior unsecured debentures and our $125 million in Series A Mandatorily Convertible Preferred Stock.
     Compensation and Benefits
     Compensation and benefits, including the amortization of previously awarded equity awards, increased $121.3 million, or 18%, versus the 21% increase in net revenues. The increase was consistent with our increase in headcount and change to our revenue mix offset by changes to FASB 123R guidance regarding the timing of expense recognition for non retirement-eligible employees. Under FASB 123 we defined the service period (over which compensation costs should be recognized) to generally include the year prior to the grant and the subsequent vesting periods. With the adoption of FASB 123R, our policy regarding the timing of expense recognition for non retirement-eligible employees changed to recognize compensation cost over the period from the service inception date which is the grant date through the date the employee is no longer required to provide service to earn the award.
     Average employee headcount increased 10% from 1,937 during 2005 to 2,140 during 2006. The ratio of compensation to net revenues was approximately 54.3% for 2006 as compared to 55.6% for 2005.
     Non-Personnel Expenses
     Non-personnel expense was $317.7 million or 21.8% of net revenues for 2006 versus $266.3 or 22.1% of net revenues for 2005. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased technology and communications, occupancy, legal and compliance and other costs associated with higher levels of business activity.
Earnings before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle, Net
     Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $80.2 million, or 30%, to $348.7 million, compared to $268.4 million for 2005. The effective tax rates were approximately 39.4% for 2006 and 38.8% for 2005. The 2006 basic and diluted calculations included an additional $0.01 per share related to the cumulative effect of the change in accounting principle, net.
     Earnings per Share
     Basic net earnings per share were $1.54 for 2006 on 133,898,000 shares compared to $1.27 in 2005 on 123,646,000 shares. Diluted net earnings per share were $1.42 for 2006 on 147,531,000 shares compared to $1.16 in 2005 on 135,569,000 shares. Both the 2006 basic and diluted calculations included an additional $0.01 per share related to the cumulative effect of the change in accounting principle, net.

2005 Compared to 2004
     Overview
     Revenues, net of interest expense, increased $146.5 million, or 14%, to $1,204.7 million, compared to $1,058.2 million for 2004. The increase was primarily due to a $142.2 million, or 40%, increase in investment banking revenue, a $16.8 million increase in net interest revenues (interest income less interest expense), a $41.7 million increase in commodities revenues, and a $868,000, or 1%, increase in asset management fees and investment income from managed funds, partially offset by a $20.6 million, or 3%, decrease in trading revenues (commissions and principal transactions).
     Equity Product Revenue
     Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $438.1 million, down 13% from 2004. The decrease in equity product revenue was due to a decline in block trading volumes, which we consider a benchmark for institutional equity trading, fewer large block trade opportunities, and reduced principal trading results.
     Fixed Income & Commodities Revenue
     Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $178.7 million, up 41% over last year driven by increased activity in the high yield, investment grade corporate bond and commodity markets. High yield product revenue, not including origination revenues, was $61.9 million, up 38% over 2004. This increase was generally due to increased trading activity as a result of increased origination activity and an increase in proprietary trading profits offset by the impact of the roll out of NASD’s Trade Reporting and Compliance Engine (“TRACE”) resulting in tighter trading spreads. Investment Grade Fixed Income product revenue was $28.7 million, down 30% from 2004. The decrease was driven by the decreased demand for “odd lot” corporate bonds, reduced client activity in treasuries and the impact of the roll out of TRACE, resulting in tighter spreads. Commodities revenue includes revenues from the commodity index swap, option and futures transactions of JFP. Commodities revenue was $41.7 million, versus $6.9 million in 2004. The increase in commodities revenue was due to the expansion of JFP as well as increased activity and volatility in most commodities markets, including energy related commodities markets.
     Investment Banking Product Revenue

	Year Ended
	December 31,	December 31,	Percentage
	2005	2004	Change
	(Dollars in Thousands)
Capital markets	$221,479	$171,654	29%
Advisory	273,535	181,150	51%

Total	$495,014	$352,804	40%

     Capital markets revenues, which consist primarily of debt, equity and convertible financing services were $221.5 million, an increase of 29% from 2004. The increase in capital markets revenues was attributed primarily to the increase in lead or co-manager assignments for high yield and equity offerings in the consumer, energy and financial service sectors.
     Revenues from advisory activities were $273.5 million, an increase of 51% from 2004. The increase was primarily attributable to services rendered on assignments in the technology and energy sectors.

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
     Changes in Assets Under Management (1)

			Percent
In millions	2005	2004	Change
Opening balance	$3,287	$1,680	96%
Net cash flow	556	1,279	(57%)
Net market appreciation	188	328	(43%)

	744	1,607	(54%)

Ending balance	$4,031	$3,287	23%
(1)	Excludes certain third party managed funds that are no longer considered assets under management.
     Net Interest Revenue
     Interest income increased $169.6 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $152.8 million primarily as a result of increased stock lending activity and increases in interest rates.
     Compensation and Benefits
     Compensation and benefits increased $74.1 million, or 12%, versus the 14% increase in net revenues. Average employee headcount increased 13.9% from 1,701 to 1,937 at December 31, 2005. The majority of the increase was a result of our acquisitions of Randall & Dewey and Helix Associates early in 2005. The ratio of compensation to net revenues was approximately 56% for both 2005 and 2004.
     Non-Personnel Expenses
     Non-Personnel expense was $266.3 million, up about 13% over 2004. The increase in non-personnel expenses is primarily the result of the cost associated with the growth of our business, and higher legal and compliance costs.
     Earnings before Income Taxes and Minority Interest
     Earnings before income taxes and minority interest were up $41.4 million, or 18%, to $268.4 million, compared to $227.0 million for 2004. The effective tax rates were approximately 38.8% for 2005 and 37.0% in 2004. This increase in rates was due primarily to the 2004 tax rate being positively impacted by the favorable determination of several state tax issues.
     Earnings per Share
     Basic net earnings per share were $1.27 for 2005 on 123,646,000 shares compared to $1.14 in 2004 on 114,906,000 shares. Diluted net earnings per share were $1.16 for 2005 on 135,569,000 shares compared to $1.03 in 2004 on 127,815,000 shares.

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
Liquidity
     The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	December 31, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$107,488	$85,191
Money market investments	405,553	170,742

Total cash and cash equivalents	513,041	255,933
Cash and securities segregated (1).	525,911	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	—	28,756
Mortgage-backed securities (2)	43,151	13,458
Asset-backed securities (2)	28,009	33,159

	$1,110,112	$967,703

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded on a net basis, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, in this caption.

(2)	Items are included in Financial Instruments Owned (see note 5 of the Notes to Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash in normal market conditions.
     Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. There were no unsecured bank loans at December 31, 2006 and December 31, 2005. Average daily bank loans for the years ended December 31, 2006 and December 31, 2005 were $12.4 million and $11.2 million, respectively.
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

     Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $274 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $264.3 million in letters of credit outstanding as of December 31, 2006, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Excess Liquidity
     Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets that are readily convertible into cash on a secured basis on short notice. Certain investments, short term bond funds and auction rated convertibles are also readily convertible to cash. In addition, we have $274 million of unsecured, uncommitted lines of credit with various banks.
     Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows, inclusive of potential equity repurchases, for one year during a stressed liquidity environment. Expected cash outflows include:
•	The repayment of our unsecured debt maturing within twelve months ($100 million outstanding at December 31, 2006);

•	The payment of interest expense (including dividends on our mandatorily redeemable convertible preferred stock) on our long term debt;

•	The anticipated funding of outstanding investment commitments;

•	The anticipated fixed costs over the next 12 months;

•	Potential stock repurchases; and

•	Certain accrued expenses and other liabilities
     Analysis of Financial Condition and Capital Resources
     Financial Condition
     As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $5,119.0 million, or 40%, from $12,780.9 million at December 31, 2005 to $17,899.9 million at December 31, 2006. Our financial instruments owned, including securities pledged to creditors, and securities purchased under agreements to resell increased $3,096.0 million, while our financial instruments sold, not yet purchased and securities sold under agreements to repurchase, increased $4,411.5 million.

     The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	December 31, 2006	December 31, 2005
Stockholders’ equity	$1,581,087	$1,286,850
Less: Goodwill	(257,321)	(220,607)

Tangible stockholders’ equity	$1,323,766	$1,066,243

Stockholders’ equity	$1,581,087	$1,286,850
Add: Projected tax benefit on vested portion of restricted stock	130,700	137,193

Pro forma stockholders’ equity	$1,711,787	$1,424,043

Tangible stockholders’ equity	$1,323,766	$1,066,243
Add: Projected tax benefit on vested portion of restricted stock	130,700	137,193

Pro forma tangible stockholders’ equity	$1,454,466	$1,203,436

Shares outstanding	119,546,914	116,220,784
Add: Shares not issued, to the extent of related expense amortization	24,139,907	21,093,398

Less: Shares issued, to the extent related expense has not been amortized	(1,813,423)	(2,618,570)

Adjusted shares outstanding	141,873,398	134,695,612

Book value per share (1)	$13.23	$11.07

Pro forma book value per share (2)	$12.07	$10.57

Tangible book value per share (3)	$11.07	$9.17

Pro forma tangible book value per share (4)	$10.25	$8.93

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
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

Capital Resources
     We have total long term capital of $3.0 billion and $2.1 billion resulting in a long-term debt to total capital ratio of 47% and 38%, at year end 2006 and 2005, respectively. Our total capital base as of December 31 was as follows (in thousands):

	December 31,	December 31,
	2006	2005
Long-Term Debt	$1,268,543	$779,873
Mandatorily Redeemable Convertible Preferred Stock	125,000	—
Total Stockholders’ Equity	1,581,087	1,286,850

Total Capital	$2,974,630	$2,066,723

     Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities lending, and through our $274 million of uncommitted unsecured bank lines. Our ability is further enhanced by the cash proceeds from the $500 million senior unsecured bonds and $125 million in series A preferred stock, both issued in the first quarter of 2006.
     At December 31, 2006, our senior debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.2 million, $348.3 million, $328.0 million and $100.0 million due in 2036, 2016, 2012 and 2007, respectively.
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
     Jefferies and Jefferies Execution are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.
     Net Capital
     As of December 31, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$191,830	$174,597
Jefferies Execution	$21,477	$21,227

     Guarantees
     As of December 31, 2006, we had outstanding guarantees of $20.0 million relating to an undrawn bank credit obligation of an associated investment fund in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P. (“Fund IV”).
     We have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.1 million) to Jefferies (Japan) Limited. In addition, as of December 31, 2006, we had commitments to invest up to $279.9 million in various investments, including $225.0 million in Jefferies Finance LLC, $41.0 million in Fund IV and $13.9 million in other investments.
     Leverage Ratios
     The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of December 31, 2006 and December 31, 2005. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	December 31, 2006	December 31, 2005
Total assets	$17,899,882	$12,780,931
Adjusted assets (1)	17,373,971	12,151,571
Net adjusted assets (2)	7,662,077	4,008,093
Leverage ratio (3)	11.3	9.9
Adjusted leverage ratio (4)	11.0	9.4
Net adjusted leverage ratio (5)	4.8	3.1
(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.
     Stock Repurchases
     During 2006, we purchased 900,475 shares of our common stock for $24.0 million mostly in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.
     Commitments
     The tables below provide information about our commitments related to debt obligations, interest rate swaps, leases, guarantees, letters of credit and investments as of December 31, 2006. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates. For interest rate swaps, guarantees and letters of credit, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date
	2007	2008	2009	2010	2011	After 2011	Total
	(Dollars in Millions)
Debt obligations
Senior notes	$100.0	—	—	—	—	$1,175.0	$1,275.0
Mandatorily redeemable convertible preferred stock	—	—	—	—	—	$125.0	$125.0

Interest rate swaps	—	—	—	—	—	$200.0	$200.0

Leases
Gross lease commitments	$47.8	$46.7	$41.1	$39.6	$37.3	$180.3	$392.8
Sub-leases	8.3	9.1	7.5	7.2	6.9	19.2	58.2

Net lease commitments	$39.5	$37.6	$33.6	$32.4	$30.4	$161.1	$334.6

Guarantees	$60.1	—	—	—	—	—	$60.10

Letters of credit	$264.3	—	—	—	—	—	$264.3

Commitments to invest	$0.3	—	—	—	$1.4	$278.2	$279.9
     Subsequent Events
     As more fully disclosed in note 25 of the Notes to Consolidated Financial Statements, on February 28, 2007, we announced that we have entered into an agreement with Leucadia National Corporation (“Leucadia”) to expand and restructure the operation of our High Yield secondary market business into an entity to be called Jefferies High Yield Trading, LLC (“the Company”). Pursuant to the agreement, Leucadia will increase its investment to $600 million and we and our affiliates will increase our investment to the same level as Leucadia. The investments will be in a new holding company that will own the Company, to be called Jefferies High Yield Holdings, LLC. Commencement of the investments is subject to the receipt of regulatory approvals and certain other conditions. We do not believe that our investment or the operations of the Company will have a material adverse impact on us.
Off Balance Sheet Arrangements
     Information concerning our off balance sheet arrangements are included in note 14 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.
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
     Reputational Risk. We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards.
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
Accounting and Regulatory Developments
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As of January 1, 2006 we have generally provided limited partners with rights to remove us as general partner or rights to terminate the partnership, and therefore, the impact of adopting EITF 04-5 was not material.
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
     In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB 157”). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 reverses the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. We intend to adopt FASB 157 in the first quarter of 2007. To determine the transition adjustment to opening retained earnings, we have performed an analysis of existing derivative instruments measured under EITF Issue 02-3 and block discounts. The transition adjustment to opening retained earnings will not have a material effect on our financial condition. We are currently evaluating the impact of FASB 157 on our results of operations for the first quarter of 2007.
     In September 2006, the FASB issued Statement No. 158, Accounting for Uncertainty in Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB 158. FASB 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan in the December 31, 2006 Consolidated Statement of Financial Condition, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As a result of the pension plan being frozen, the projected benefit obligation was equal to the accumulated benefit obligation. Consequently, no additional adjustment to accumulated other comprehensive income was necessary.
     On February 15, 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. FASB 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We intend to adopt FASB 159 in the first quarter of 2007. We are currently evaluating the impact of FASB 159 on our results of operations for the first quarter of 2007.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have material impact on the consolidated financial statements.

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
Value-at Risk
     In general, VaR measures potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate VaR over a one day holding period measured at a 95% confidence level which implies the potential loss of daily trading revenue is expected to be at least as large as the VaR amount on one out of every twenty trading days.
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
     The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions, excluding corporate investments in asset management positions, using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk.

	Daily VaR (1)
	(In Millions)
	Value at Risk in trading portfolios
	At 12-31		Year ending 12-31-2006			Year ending 12-31-2005
Risk Categories	2006	2005	Average	High	Low	Average	High	Low
Interest Rates	$1.39	$0.56	$0.81	$1.50	$0.41	$0.59	$1.49	$0.27
Equity Prices	$6.37	$2.11	$4.35	$13.30	$1.10	$2.30	$3.38	$1.19
Currency Rates	$0.34	$0.36	$0.37	$0.53	$0.24	$0.17	$0.45	$0.02
Commodity Prices	$0.80	$0.20	$1.98	$4.87	$0.61	$1.03	$2.60	$0.03
Diversification Effect	$-3.36	$-1.10	$-2.76			$-1.38

Firmwide	$5.54	$2.13	$4.75	$13.90	$1.95	$2.71	$3.89	$1.17

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.
     Average firmwide VaR of $4.75 million during 2006 increased from the $2.71 million average during 2005 due to an increase in exposure to equity prices, interest rates, and commodity prices.

     The following table presents our daily VaR over the last four quarters:
     The increase in VaR in the first quarter of 2006 is related to a large block trading opportunity from an investment banking relationship that was closed during the quarter ended March 31, 2006.
VaR Back-Testing
     The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated eight outliers when comparing the 95% one-day VaR with the back-testing profit and loss in 2006. A 95% confidence one-day VaR model should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis under normal market conditions. Back-testing profit and loss is a subset of actual trading revenue and includes the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in 2006.

     VaR is a model that estimates the future risk based on historical data. We could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. In addition, the VaR model measures the risk of a current static position over a one-day horizon and might not predict the future position. When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies could produce significantly different results.
Daily Trading Net Revenue
($ in millions)
     Trading revenue used in the histogram below entitled “2006 vs. 2005 Distribution of Daily Trading Revenue” is the actual daily trading revenue which excludes fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for our trading activities.

Maturity Data
     At December 31, 2006, we had $1,275.0 million aggregate principal amount of senior notes outstanding, with fixed interest rates. We entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the mark-to-market of the swaps was positive $7.7 million as of December 31, 2006, which was recorded as an increase in the book value of the debt and an increase in other assets.
     The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and price movements. For debt obligations and manditorily redeemable convertible preferred stock, the table presents principal cash flows with expected maturity dates. For interest rate swaps, foreign exchange forward contracts, futures contracts, commodities related swaps and option contracts, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date
	2007	2008	2009	2010	2011	After 2011	Total	Fair Value
	(Dollars in Millions)
Interest rate sensitivity
7.75% Senior notes	—	—	—	—	—	$325.0	$325.0	$356.3
7.5% Senior notes	$100.0	—	—	—	—	—	$100.0	$101.0
6.25% Senior notes	—	—	—	—	—	$500.0	$500.0	$483.7
5.5% Senior notes	—	—	—	—	—	$350.0	$350.0	$341.2
Mandatorily redeemable convertible preferred stock	—	—	—	—	—	$125.0	$125.0	$132.8
Interest rate swaps	—	—	—	—	—	$200.0	$200.0	$7.7

Exchange rate sensitivity
Foreign exchange forwards, net	$(7.0)	$0.8	—	—	$11.1	—	$4.9	$0.8

Price sensitivity
Exchange-traded futures, net	$5,222.0	$166.1	$49.7	$26.8	—	—	$5,464.6	$17.6
Commodities related swaps, net	$(6,287.0)	$(5.2)	—	$(5.0)	—	—	$(6,297.2)	$156.1
Option contracts, net	$(605.3)	$(148.8)	$(275.2)	$(89.3)	$(213.9)	$(5.6)	$(1,338.1)	$(85.8)

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting.	40
Report of Independent Registered Public Accounting Firm.	41
Report of Independent Registered Public Accounting Firm.	42
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.	43
Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended December 31, 2006.	44
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2006.	45
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2006.	46
Notes to Consolidated Financial Statements.	48

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management evaluated our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
     Our independent registered public accounting firm, KPMG LLP, audited management’s assessment of our internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of our internal control over financial reporting and on our consolidated financial statements appear in this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jefferies Group, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Jefferies Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jefferies Group, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Jefferies Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Jefferies Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jefferies Group, Inc.:
     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As more fully described in note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferies Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 28, 2007

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

	2006	2005
Assets
Cash and cash equivalents	$513,041	$255,933
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	525,911	629,360
Short term bond funds	—	7,037
Investments	134,278	107,684
Investments in managed funds	364,124	278,116
Securities borrowed	9,711,894	8,143,478
Securities purchased under agreements to resell	226,176	—
Receivable from brokers, dealers and clearing organizations	254,580	389,994
Receivable from customers	663,552	457,839
Financial instruments owned, including securities pledged to creditors of $1,481,098 and $178,686 in 2006 and 2005, respectively	4,698,578	1,828,766
Premises and equipment	91,375	69,821
Goodwill	257,321	220,607
Other assets	459,052	392,296

Total Assets	$17,899,882	$12,780,931

Liabilities and Stockholders’ Equity

Securities loaned	6,794,554	7,729,544
Payable to brokers, dealers and clearing organizations	669,196	303,480
Securities sold under agreements to repurchase	2,092,838	—
Payable to customers	1,010,486	813,896
Financial instruments sold, not yet purchased	3,619,004	1,300,317
Accrued expenses and other liabilities	707,264	530,477

	14,893,342	10,677,714
Long-term debt	1,268,543	779,873
Mandatorily redeemable convertible preferred stock	125,000	—
Minority interest	31,910	36,494

Total Liabilities	16,318,795	11,494,081
Stockholders’ equity:
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 145,628,024 shares in 2006 and 140,857,994 shares in 2005	14	7
Additional paid-in capital	876,393	709,447
Retained earnings	952,263	803,262
Less:
Treasury stock, at cost; 26,081,110 shares in 2006 and 24,637,210 shares in 2005	(254,437)	(220,703)
Accumulated other comprehensive income (loss):
Currency translation adjustments	9,764	962
Additional minimum pension liability adjustment	(2,910)	(6,125)

Total accumulated other comprehensive income (loss)	6,854	(5,163)

Total stockholders’ equity	1,581,087	1,286,850

Total liabilities and stockholders’ equity	$17,899,882	$12,780,931

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
For each of the years in the three-year period ended December 31, 2006
(In thousands, except per share amounts)

	2006	2005	2004
Revenues:
Commissions	$280,681	$246,943	$258,838
Principal transactions	468,002	349,489	358,213
Investment banking	540,596	495,014	352,804
Asset management fees and investment income from managed funds	109,550	82,052	81,184
Interest	528,882	304,053	134,450
Other	35,497	20,322	13,150

Total revenues	1,963,208	1,497,873	1,198,639
Interest expense	505,606	293,173	140,394

Revenues, net of interest expense	1,457,602	1,204,700	1,058,245

Non-interest expenses:
Compensation and benefits	791,255	669,957	595,887
Floor brokerage and clearing fees	62,564	46,644	52,922
Technology and communications	80,840	67,666	64,555
Occupancy and equipment rental	59,792	47,040	39,553
Business development	48,634	42,512	35,006
Other	65,863	62,474	43,333

Total non-interest expenses	1,108,948	936,293	831,256

Earnings before income taxes, minority interest, and cumulative effect of change in accounting principle	348,654	268,407	226,989
Income taxes	137,541	104,089	83,955

Earnings before minority interest and cumulative effect of change in accounting principle	211,113	164,318	143,034
Minority interest in earnings of consolidated subsidiaries, net	6,969	6,875	11,668

Earnings before cumulative effect of change in accounting principle, net	204,144	157,443	131,366
Cumulative effect of change in accounting principle, net	1,606	—	—

Net earnings	$205,750	$157,443	$131,366

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$1.53	$1.27	$1.14
Cumulative effect of change in accounting principle, net	0.01	—	—

Net earnings	$1.54	$1.27	$1.14

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$1.41	$1.16	$1.03
Cumulative effect of change in accounting principle, net	0.01	—	—

Net earnings	$1.42	$1.16	$1.03

Weighted average shares of common stock:
Basic	133,898	123,646	114,906
Diluted	147,531	135,569	127,815
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For each of the years in the three-year period ended December 31, 2006
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Common stock, par value $0.0001 per share
Balance, beginning of year	7	7	6
Issued / stock dividend	7	—	1

Balance, end of year	14	7	7

Additional paid in capital
Balance, beginning of year	709,447	508,221	364,774
Benefit plan share activity (1)	33,360	13,432	37,724
Amortization expense	83,137	100,217	68,839
Proceeds from exercise of stock options	17,543	33,661	10,184
Acquisitions	—	26,998	10,886
Tax benefits	32,906	26,918	15,814

Balance, end of year	876,393	709,447	508,221

Retained earnings
Balance, beginning of year	803,262	677,464	567,632
Net earnings	205,750	157,443	131,366
Dividends	(56,749)	(31,645)	(21,534)

Balance, end of year	952,263	803,262	677,464

Treasury stock, at cost
Balance, beginning of year	(220,703)	(149,039)	(91,908)
Purchases	(23,972)	(76,291)	(59,492)
Returns / forfeitures	(9,762)	(6,717)	(8,525)
Issued	—	11,344	10,886

Balance, end of year	(254,437)	(220,703)	(149,039)

Accumulated other comprehensive income (loss)
Balance, beginning of year	(5,163)	2,480	(2,133)
Currency adjustment, net of tax	8,802	(8,386)	4,017
Pension adjustment, net of tax	3,215	743	596

Balance, end of year	6,854	(5,163)	2,480

Total stockholders’ equity	1,581,087	1,286,850	1,039,133

Comprehensive income
Net earnings	205,750	157,443	131,366
Other comprehensive income (loss), net of tax	12,017	(7,643)	4,613

Total comprehensive income	217,767	149,800	135,979

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, ESOP, ESPP and Director Plan.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three years ended December 31, 2006
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$205,750	$157,443	$131,366

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net	(1,606)	—	—
Depreciation and amortization	19,891	15,556	14,544
Accruals related to various benefit plans, stock issuances, net of forfeitures	109,505	118,276	117,720
Deferred income taxes	(37,982)	(23,475)	(31,532)
(Increase) decrease in cash and securities segregated	103,254	(75,640)	(371,079)
(Increase) decrease in receivables:
Securities borrowed	(1,568,414)	2,089,418	(1,864,593)
Brokers, dealers and clearing organizations	149,026	(92,263)	(20,370)
Customers	(186,651)	(105,113)	(88,251)
Increase in financial instruments owned	(2,868,747)	(545,364)	(337,857)
Increase in securities purchased under agreements to resell	(226,176)	—	—
Increase in other assets	(29,493)	(71,318)	(68,114)
Increase (decrease) in payables:
Securities loaned	(934,990)	(1,601,436)	1,244,397
Brokers, dealers and clearing organizations	347,797	(58,856)	263,386
Customers	183,265	127,959	211,503
Increase in financial instruments sold, not yet purchased	2,318,687	140,392	446,951
Increase in securities sold under agreements to repurchase	2,092,838	—	—
Increase in accrued expenses and other liabilities	159,926	222,027	90,810
Increase (decrease) in minority interest	(4,584)	1,408	(14,834)

Net cash used in (provided by) operating activities	(168,704)	299,014	(275,953)

Cash flows from investing activities:
(Increase) decrease in short term bond funds	7,037	(176)	208,929
(Increase) decrease in investments	(26,407)	(9,277)	(11,623)
Increase in investments in managed funds	(86,008)	(82,134)	(68,796)
Purchase of premises and equipment	(39,342)	(27,186)	(17,012)
Business acquisitions, net of cash received	(19,944)	(61,955)	(9,994)

Net cash flows (used in) provided by investing activities	(164,664)	(180,728)	101,504

Cash flows from financing activities:
Tax benefits from the issuance of stock based awards	32,906	—	—
Net proceeds from (payments on):
Bank loans	—	(70,000)	70,000
Issuance of long term debt	492,155	—	347,809
Issuance of mandatorily redeemable convertible preferred stock	125,000	—	—
Retirement of long term debt	—	—	(300)
Payments on:
Repurchase of treasury stock	(23,972)	(76,291)	(59,492)
Dividends paid	(56,749)	(31,645)	(21,534)
Proceeds from exercise of stock options	17,543	33,661	10,184
Common shares	—	—	—

Net cash (used in) provided by financing activities	586,883	(144,275)	346,667

Effect of currency translation on cash	3,593	(2,189)	4,017

Net (decrease) increase in cash and cash equivalents	257,108	(28,178)	176,235
Cash and cash equivalents at beginning of year	255,933	284,111	107,876

Cash and cash equivalents at end of year	$513,041	$255,933	$284,111

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows — (Continued)
Three years ended December 31, 2006
(Dollars in thousands)

	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$492,179	$283,318	$121,444
Income taxes	198,294	87,013	91,954

Randall & Dewey acquisition:
Fair value of assets acquired, including goodwill		$53,503
Liabilities assumed		(8,769)
Stock issued (456,442 shares)		(17,500)

Cash paid for acquisition		27,234
Cash acquired in acquisition		1,435

Net cash paid for acquisition		$25,799

Helix acquisition:
Fair value of assets acquired, including goodwill		$41,615
Liabilities assumed		(5,085)
Stock issued (315,597 shares)		(9,498)

Cash paid for acquisition		27,032
Cash acquired in acquisition		—

Net cash paid for acquisition		$27,032

Bonds Direct acquisition:
Fair value of assets acquired, including goodwill			$20,643
Liabilities assumed			(863)
Stock issued (311,842 shares)			(10,886)

Cash paid for acquisition			8,894
Cash acquired in acquisition			11

Net cash paid for acquisition			$8,883

Supplemental disclosure of non-cash financing activities:
In 2004, the additional minimum pension liability included in stockholders’ equity of $6,868 resulted from a decrease of $596 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity. In 2005, the additional minimum pension liability included in stockholders’ equity of $6,125 resulted from a decrease of $743 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity. In 2006, the additional minimum pension liability included in stockholders’ equity of $2,910 resulted from a decrease of $3,215 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(1) Organization and Summary of Significant Accounting Policies
     Organization
     The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X.
Reclassifications
     Certain reclassifications have been made to previously reported balances to conform to the current presentation. These reclassifications had no effect on net earnings.
     Commencing this year, we included contingent consideration paid in subsequent periods relating to prior business combinations as investing activities in the Consolidated Statements of Cash Flows included in this report and accordingly have corrected the December 31, 2005 and December 31, 2004 periods to be consistent with the current presentation. The cash payments related to the contingent consideration are primarily paid during the first quarter. For the year ended December 31, 2005, this correction had the effect of reducing net cash used in operating activities and increasing net cash used in investing activities by $8.9 million from that previously reported. For the year ended December 31, 2004, this correction had the effect of increasing net cash provided by operating activities and increasing net cash used in investing activities by $1.1 million from that previously reported. The amounts involved are immaterial to the Consolidated Financial Statements. In addition, the change only affects presentation within the Consolidated Statements of Cash Flows and does not impact the Consolidated Statements of Financial Condition or the Consolidated Statements of Earnings, debt balances or compliance with debt covenants.
Common Stock
     On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of our common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information included in this annual report, including the consolidated financial statements and the notes thereto, have been restated to retroactively reflect the effect of the two-for-one stock split.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
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
Revenue Recognition Policies
     Commissions. All customer securities transactions are reported on the consolidated statement of financial condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $32.1 million and $37.7 million for 2006 and 2005, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
     Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Earnings on a trade date basis. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded and the listed price is not deemed to be readily realizable. In these instances we determine fair value based on our management’s best estimate, giving appropriate consideration to reported prices, the extent of public trading in similar securities and the discount from the listed price associated with the cost at the date of acquisition, among other factors. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the consolidated statement of earnings. Reimbursed expenses totaled approximately $17.9 million and $16.3 million for the year ended December 31, 2006 and 2005, respectively.
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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
     In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies & Company, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded on a net basis, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, in this caption.
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
December 31, 2006 and 2005
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
December 31, 2006 and 2005
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
     Securities purchased under agreements to resell and securities sold under agreements to repurchase (“repos”) are treated as collateralized financing transactions and are recorded at their contracted repurchase amount.
     We monitor the fair value of the repos daily versus the related receivable or payable balances. Should the fair value of the repos decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
     We carry repos on a net basis when permitted under the provisions of FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements (“FIN 41”).
Premises and Equipment
     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.
Goodwill
     In accordance with FASB No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. No triggering events occurred during 2006 that required a re-evaluation of goodwill for impairment purposes. Goodwill was tested for impairment as of September 30, 2006 and based on this impairment test/analysis no reporting units were considered impaired.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
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
Stock Based Compensation
We adopted FASB No. 123R, Share-Based Payment (“FASB 123R”), as required, on January 1, 2006, using the modified prospective method. FASB 123R applies to all awards granted after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Upon adoption of FASB 123R on January 1, 2006, we recognized an after-tax gain of approximately $1.6 million as the cumulative effect of a change in accounting principle, attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The accounting treatment of share-based awards granted to employees prior to the adoption of FASB 123R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting FASB 123R.
Under FASB No. 123, Accounting for Stock-Based Compensation, we defined the service period (over which compensation cost should be recognized) to generally include the year prior to the grant and the subsequent vesting period. With the adoption of FASB 123R, our policy regarding the timing of expense recognition for non-retirement eligible employees changed to recognize compensation cost over the period from the service inception date, which is the grant date, through the date the employee is no longer required to provide service to earn the award.
In addition, with the adoption of FASB 123R, the awards granted to retirement eligible employees where the award does not contain future service requirements must be either expensed on the date of grant or, in certain circumstances, may be accrued in the periods prior to the grant date. Subsequent to the adoption of FASB 123R, we made certain changes to the terms of certain new grants which effectively eliminated accelerated expense recognition upon retirement and/or increased the retirement eligibility age and years of service from those generally provided for in prior grants. During the year ended December 31, 2006, we did not grant stock-based awards which would require accelerated expense recognition upon retirement under FASB 123R. However, during 2006, we did recognize compensation expense of $9.2 million related to the January 2007 grants to retirement eligible employees for whom the Company concluded the service inception date preceded the January 2007 grant date.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
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
Accounting and Regulatory Developments
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
     FASB No. 157. In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB 157”). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 reverses the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to existing derivative financial

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. We intend to adopt FASB No. 157 in the first quarter of 2007. To determine the transition adjustment to opening retained earnings, we have performed an analysis of existing derivative instruments measured under EITF Issue 02-3 and block discounts. The transition adjustment to opening retained earnings will not have a material effect on our financial condition. We are currently evaluating the impact of FASB No. 157 on our results of operations for the first quarter of 2007.
     FASB No. 158. In September 2006, the FASB issued Statement No. 158, Accounting for Uncertainty in Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB 158. FASB 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan our December 31, 2006 Consolidated Statement of Financial Condition, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As a result of the pension plan being frozen, the projected benefit obligation was equal to the accumulated benefit obligation. Consequently, no additional adjustment to accumulated other comprehensive income was necessary.
     FASB No. 159. On February 15, 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. FASB 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We intend to adopt FASB 159 in the first quarter of 2007. We are currently evaluating the impact of FASB 159 on our results of operations for the first quarter of 2007.
     SAB 108. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have material impact on our consolidated financial statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
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
(2) Asset Management Fees and Investment Income From Managed Funds
     Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	December 31,	December 31,
	2006	2005
Assets under management:
Fixed Income (1)	$1,439	$1,042
Equities (2)	475	505
Convertibles (3)	2,486	1,656
Real Assets (4)	—	140

	4,400	3,343

Assets under management by third parties (5):
Equities, Convertibles and Fixed Income	282	278
Private Equity	600	410

	882	688

Total	$5,282	$4,031

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, the Diamond Lake CLO and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds. We completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees. Effective beginning during the third quarter of 2006, certain third-party managed funds are no longer considered assets under management. We began to manage the assets of the Asymmetric Convertible Fund beginning October of 2005.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by us and funds managed by third parties for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars):

	2006	2005	2004
Asset management fees:
Fixed Income (1)	$24,604	$19,556	$10,999
Equities (2)	16,366	15,415	14,494
Convertibles (3)	12,256	7,516	9,124
Real Assets (4)	2,236	8,456	3,591

	55,462	50,943	38,208
Investment income from managed funds	54,088	31,109	42,976

Total	$109,550	$82,052	$81,184

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, the Diamond Lake CLO and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds. We completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.
     The following tables detail our average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by us and funds managed by third parties for the years ended December 31, 2006 and 2005 (in millions of dollars):
Year Ended December 31, 2006

			Investment
		Investment	Income from	Net
		Income	Managed Funds -	Investment
	Average	from Managed	Minority Interest	Income from
	Investment (5)	Funds (5)	Portion	Managed Funds
Fixed Income (1)	$198.8	$41.4	$6.9	$34.5
Equities (2)	89.6	10.5	0.2	10.3
Convertibles (3)	12.8	1.5	—	1.5
Real Assets (4)	3.5	0.7	—	0.7

Total	$304.7	$54.1	$7.1	$47.0

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
Year Ended December 31, 2005

			Investment
		Investment	Income from	Net
		Income	Managed Funds -	Investment
	Average	from Managed	Minority Interest	Income from
	Investment (5)	Funds (5)	Portion	Managed Funds
Fixed Income (1)	$139.3	$18.9	$7.2	$11.7
Equities (2)	63.2	10.1	0.3	9.8
Convertibles (3)	11.2	0.7	—	0.7
Real Assets (4).	10.4	1.4	—	1.4

Total	$224.1	$31.1	$7.5	$23.6

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, the Jackson Creek CDO, the Summit Lake CLO, the Victoria Falls CLO, the Diamond Lake CLO and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds. We completed the liquidation of the Jackson Creek CDO during the second quarter of 2005.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund). We began to manage the assets of the Global Convertible Fund Ltd. beginning October of 2005.

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	We have excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.
     Included in investments in managed funds as of December 31, 2006 and 2005 is $69,691,000 and $68,169,000, respectively, relating to our interest in the unconsolidated high yield funds that we manage. Included in investment income from managed funds for the years ended December 31, 2006, 2005 and 2004 is $11,894,000, $10,547,000 and $8,566,000, respectively, relating to the associated income from our interest in those high yield funds.
(3) Cash, Cash Equivalents, and Short-Term Investments
     We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of December 31, 2006 and 2005 (in thousands of dollars):

	December 31, 2006	December 31, 2005
Cash and cash equivalents:
Cash in banks	$107,488	$85,191
Money market investments	405,553	170,742

Total cash and cash equivalents	513,041	255,933
Cash and securities segregated (1).	525,911	629,360
Short-term bond funds	—	7,037
Auction rate preferreds (2)	—	28,756
Mortgage-backed securities (2)	43,151	13,458
Asset-backed securities (2)	28,009	33,159

	$1,110,112	$967,703

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded on a net basis, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, in this caption.

(2)	Items are included in financial instruments owned or securities pledged to creditors (see note 5 of the Notes to Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash, marginable or accessible for liquidity purposes.
(4) Receivable from, and Payable to, Customers
     The following is a summary of the major categories of receivables from customers as of December 31, 2006 and 2005 (in thousands of dollars):

	2006	2005
Customers (net of allowance for uncollectible accounts of $1,402 in 2006 and $620 in 2005)	$650,590	$449,916
Officers and directors	12,962	7,923

	$663,552	$457,839

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
(5) Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased
     The following is a summary of the market value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2006 and 2005 (in thousands of dollars):

	2006		2005
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,737,174	$1,835,046	$391,488	$224,235
High yield securities	166,616	62,115	122,983	34,853
Corporate debt securities	1,752,213	1,123,285	773,813	589,967
U.S. Government and agency obligations	634,263	339,891	402,316	370,863
Auction rate preferreds	—	—	28,756	—
Mortgage-backed securities	43,151	—	13,458	—
Asset backed securities	28,009	—	33,159	—
Other	10,970	301	500	665
Swaps	173,821	20,251	37,298	39,752
Options	152,361	238,115	24,995	39,982

	$4,698,578	$3,619,004	$1,828,766	$1,300,317

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     Financial instruments owned includes securities pledged to creditors. The following is a summary of the market value of major categories of securities pledged to creditors as of December 31, 2006 and 2005 (in thousands of dollars):

	2006	2005
Corporate debt securities	$404,167	$16,882
Mortgage-backed securities.	—	13,458
Asset backed securities	—	33,159
High yield securities	8,433	15,423
Corporate equity securities	1,068,498	99,764

	$1,481,098	$178,686

     At December 31, 2006 and 2005, the approximate market value of collateral received by us that may be sold or repledged by us, excluding amounts netted in accordance with FIN 39 and FIN 41, was $9.8 billion and $7.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At December 31, 2006 and 2005, a substantial portion of this collateral received by us had been sold or repledged.
(6) Premises and Equipment
     The following is a summary of premises and equipment as of December 31, 2006 and 2005 (in thousands of dollars):

	2006	2005
Furniture, fixtures and equipment	$147,868	$125,708
Leasehold improvements	81,923	63,627

Total	229,791	189,335
Less accumulated depreciation and amortization	138,416	119,514

	$91,375	$69,821

     Depreciation and amortization expense amounted to $18,902,000, $14,705,000 and $13,776,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
(7) Long-Term Debt
     The following summarizes long-term debt outstanding at December 31, 2006 and 2005 (in thousands of dollars):

	2006	2005
7 1/2% Senior Notes, due 2007, net of unamortized discount of $19 (2006)	$99,981	$99,954
7 3/4% Senior Notes, due 2012, net of unamortized discount of $4,687 (2006)	328,003	331,781
5 1/2% Senior Notes, due 2016, net of unamortized discount of $1,680 (2006)	348,320	348,138
6 1/4% Senior Notes, due 2036, net of unamortized discount of $7,761 (2006)	492,239	—

	$1,268,543	$779,873

     We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the swaps was $7.7 million as of December 31, 2006, which was recorded as an increase in the book value of the debt and an increase in other assets.
     In January 2006, we sold in a registered public offering $500 million aggregate principal amount of our unsecured 6.25% 30-year senior debentures due January 15, 2036.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(8) Mandatorily Redeemable Convertible Preferred Stock
     In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,053,425 shares of our common stock at a conversion price of approximately $30.84 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes. As of December 31, 2006, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding.
(9) Income Taxes
     Total income taxes for the years ended December 31, 2006, 2005 and 2004 were allocated as follows (in thousands of dollars):

	2006	2005	2004
Earnings	$137,541	$104,089	$83,955
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(32,906)	(26,918)	(15,814)

	$104,635	$77,171	$68,141

     Income taxes (benefits) for the years ended December 31, 2006, 2005 and 2004 consist of the following (in thousands of dollars):

	2006	2005	2004
Current:
Federal	$129,648	$95,341	$85,884
State and city	31,557	24,771	22,288
Foreign	14,318	7,452	7,315

	175,523	127,564	115,487

Deferred:
Federal	(29,414)	(14,251)	(23,651)
State and city	(6,938)	(6,344)	(7,881)
Foreign	(1,630)	(2,880)	—

	(37,982)	(23,475)	(31,532)

	$137,541	$104,089	$83,955

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2006, 2005 and 2004 as a result of the following (in thousands of dollars):

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Computed expected income taxes	$122,029	35.0%	$93,944	35.0%	$79,446	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	16,002	4.6	11,977	4.5	9,365	4.1
Limited deductibility of meals and entertainment	1,972	0.5	1,634	0.6	886	0.4
Minority interest, not subject to tax	(2,439)	(0.7)	(2,887)	(1.1)	(4,099)	(1.8)
Foreign income	(143)	(0.1)	(1,086)	(0.4)	244	0.1
Other, net	120	0.1	507	0.2	(1,887)	(0.8)

Total income taxes	$137,541	39.4%	$104,089	38.8%	$83,955	37.0%

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below (in thousands of dollars):

	2006	2005
Deferred tax assets:
Long-term compensation	$195,079	$164,668
State income taxes	6,359	3,623
Pension	2,102	4,390
Other	5,415	3,472

Sub-total	208,955	176,153
Valuation allowance	—	—

Total deferred tax assets	$208,955	$176,153

Deferred tax liabilities:
Premises and equipment	2,787	3,573
Goodwill amortization	13,917	7,373
Investments	5,108	12,703
Other	2,906	2,810

Total deferred tax liabilities	$24,718	$26,459

Net deferred tax asset, included in other assets	$184,237	$149,694

     There was no valuation allowance for deferred tax assets as of December 31, 2006 and 2005.
     Management believes it is more likely than not that we will realize the deferred tax asset through future earnings.
     The current tax receivable, included in Other assets, as of December 31, 2006 was $28,044,000 and the current tax liability, included in Accrued expenses and other liabilities, as of December 31, 2005 was $29,324,000.
     Withholding and U.S. taxes have not been provided on approximately $42 million of unremitted earnings of certain non-U.S. subsidiaries because we reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these non- U.S. subsidiaries or upon the remittance of dividends, however, management does not believe the related tax on such taxable amounts would be material.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(10) Defined Benefit Plan
Pension Plan
     We have a defined benefit pension plan which covers certain of our employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee’s career average pay. Our funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes. Differences in each year, if any, between expected and actual returns in excess of a 10% corridor (as defined in FASB No. 87, Employers’ Accounting for Pensions) are amortized in net periodic pension calculations. Effective December 31, 2005, benefits under the pension plan have been frozen. Accordingly, there will be no further benefit accruals for future service after December 31, 2005.
     On December 31, 2006, we adopted the recognition and disclosure provisions of FASB 158. FASB 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan in the December 31, 2006 Consolidated Statement of Financial Condition, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As a result of the pension plan being frozen, the projected benefit obligation was equal to the accumulated benefit obligation. Consequently, no additional adjustment to accumulated other comprehensive income was necessary.
     The following tables set forth the plan’s funded status and amounts recognized in our accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

	December 31
	2006	2005
Accumulated benefit obligation	$42,892	$43,287
Projected benefit obligation for service rendered to date	$42,892	$43,287
Plan assets, at fair value	39,484	33,062

Excess of the projected benefit obligation over plan assets	$(3,408)	$(10,225)
Unrecognized net loss	5,013	10,514

Prepaid benefit cost	$1,605	$289
Adjustment to recognize minimum liability	(5,013)	(10,514)

Pension (liability) included in accrued expenses and other liabilities	$(3,408)	$(10,225)

	Year ended December 31
	2006	2005	2004
Net pension cost included the following components:
Service cost — benefits earned during the period.	$275	$2,077	$1,984
Interest cost on projected benefit obligation	2,361	2,551	2,457
Expected return on plan assets	(2,514)	(2,239)	(1,846)
Net amortization	562	1,008	1,181

Net periodic pension cost	$684	$3,397	$3,776

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005

	Year ended December 31
	2006	2005
Fair value of assets, beginning of year	$33,062	$29,197
Employer contributions	2,000	3,275
Benefit payments made	(1,061)	(1,682)
Administrative expenses paid	(267)	(261)
Total investment return	5,750	2,533

Fair value of assets, end of year	$39,484	$33,062

	Year ended December 31
	2006	2005
Projected benefit obligation, beginning of year	$43,287	$45,688
Service cost	275	2,077
Interest cost	2,361	2,551
Actuarial gains and losses	(1,703)	(6)
Curtailments	—	(5,080)
Administrative expenses paid	(267)	(261)
Benefits paid	(1,061)	(1,682)

Projected benefit obligation, end of year	$42,892	$43,287

     The plan assets consist of approximately 60% equities and 40% fixed income securities in 2006 and 2005. The target allocation of plan assets for 2007 is approximately 60% equities and 40% fixed income securities.
     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.90% and 0.00%, respectively, in 2006, 5.55% and 4.00%, respectively, in 2005, and 5.75% and 4.00%, respectively, in 2004. The expected long-term rate of return on assets was 7.5% in 2006, 2005 and 2004.
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
     We have contributed $2.0 million to our pension plan during 2006. Effective December 31, 2005, benefits under the pension plan have been frozen. There will be no further benefit accruals for service after December 31, 2005. The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $5,013,000 and $10,514,000 for the years ended December 31, 2006 and December 31, 2005, respectively.
     During 2007, we expect to recognize approximately $65,000 related to the amortization of net loss as a component of net periodic benefit cost.
     Expected benefit payments through December 31, 2016 are as follows (in thousands of dollars):

2007	$1,475
2008	1,891
2009	2,067
2010	3,187
2011	1,373
2012 through 2016	13,717
(11) Minority Interest
     Minority interest primarily represents the minority equity holders’ proportionate share of the equity of JEOF. At December 31, 2006, we controlled and owned approximately 43% of JEOF.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(12) Earnings per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2006, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Earnings:
Earnings before cumulative effect of change	$204,144	$157,443	$131,366
Cumulative effect of change in accounting principle, net	1,606	—	—

Net earnings	$205,750	$157,443	$131,366

Add: Convertible preferred stock dividends	3,543	—	—

Net earnings for diluted earnings per share	$209,293	$157,443	$131,366

Shares:
Average shares used in basic computation	133,898	123,646	114,906
Stock options	1,251	2,747	3,932
Mandatorily redeemable convertible preferred stock	3,521	—	—
Restricted stock / restricted stock units	8,861	9,176	8,977

Average shares used in diluted computation	147,531	135,569	127,815

Earnings per share:
Basic-
Earnings before cumulative effect of change	$1.53	$1.27	$1.14
Cumulative effect of change in accounting principle, net	0.01	—	—

Net earnings	$1.54	$1.27	$1.14

Diluted-
Earnings before cumulative effect of change	$1.41	$1.16	$1.03
Cumulative effect of change in accounting principle, net	0.01	—	—

Net earnings	$1.42	$1.16	$1.03

     We had no anti-dilutive securities for purposes of the annual and quarterly earnings per share computations in 2006, 2005 and 2004.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(13) Leases
     As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022. Future minimum lease payments for all noncancelable operating leases at December 31, 2006 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net
2007	$47,776	$8,297	$39,479
2008	46,659	9,113	37,546
2009	41,130	7,479	33,651
2010	39,586	7,225	32,361
2011	37,279	6,854	30,425
Thereafter	180,311	19,194	161,117
     Rental expense amounted to $43,406,000, $34,959,000 and $28,311,000, in 2006, 2005 and 2004, respectively.
(14) Derivative Financial Instruments
Off-Balance Sheet Risk
     We have contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, financial instruments sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. We believe that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $156.1 million and $(125.4) million, respectively at December 31, 2006 and $(0.6) million and $(28.8) million, respectively at December 31, 2005.
     The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of December 31, 2006:

	0-12	1-5	5-10
(in millions)	Months	Years	Years	Total
Swaps	$155.7	$0.4	$—	$156.1
Options	(56.6)	(68.2)	(0.6)	(125.4)
FX forwards	0.8	—	—	0.8
Exchange-traded futures	5.7	13.7	—	19.4

Total	$105.6	$(54.1)	$(0.6)	$50.9

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
     At December 31, 2006 and December 31, 2005, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
	December 31,	December 31,
(in millions)	2006	2005
Counterparty credit quality:
A or higher	$37.5	$(29.5)
Exchange-traded futures and options (1)	13.4	95.7

Total	$50.9	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     At December 31, 2006 and December 31, 2005 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
	December 31,	December 31,
(in millions)	2006	2005
Foundations, trust and endowments	$(6.4)	$(0.1)
Financial services	4.7	(45.1)
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	39.2	15.7
Exchanges (1)	13.4	95.7

Total	$50.9	$66.2

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
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
     We record trading derivative contracts at fair value with realized and unrealized gains and losses recognized in principal transactions in the Consolidated Statement of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.
     We have also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the swaps was positive $7.7 million as of December 31, 2006, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
     The following table presents the fair value of derivatives at December 31, 2006 and December 31, 2005. The fair value of assets/liabilities related to derivative contracts at December 31, 2006 and December 31, 2005 represent our receivable/payable for derivative financial instruments.

	December 31, 2006		December 31, 2005
(in thousands)	Assets	Liabilities	Assets	Liabilities
Exchange-traded futures	$250,058	$(232,450)	$189,800	$(96,513)
Commodity related swaps	176,343	(20,251)	38,125	(38,780)
Option contracts	152,361	(238,115)	24,995	(39,982)
Foreign exchange forward contracts	1,569	(750)	—	(23)
Interest rate swaps	7,690	—	12,164	—

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(15) Other Comprehensive Income (Loss)
     The following summarizes other comprehensive income and accumulated other comprehensive income (loss) at December 31, 2006 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount
Currency translation adjustments	$8,802	$—	$8,802
Minimum pension liability adjustment	5,502	(2,287)	3,215

Other comprehensive income	$14,304	$(2,287)	$12,017

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning balance	$962	$(6,125)	$(5,163)
Change in 2006	8,802	3,215	12,017

Ending balance	$9,764	$(2,910)	$6,854

     The following summarizes other comprehensive loss and accumulated other comprehensive income (loss) at December 31, 2005 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount
Currency translation adjustments	$(8,386)	$—	$(8,386)
Minimum pension liability adjustment	1,276	(533)	743

Other comprehensive loss	$(7,110)	$(533)	$(7,643)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning balance	$9,348	$(6,868)	$2,480
Change in 2005	(8,386)	743	(7,643)

Ending balance	$962	$(6,125)	$(5,163)

     The following summarizes other comprehensive income loss and accumulated other comprehensive income (loss) at December 31, 2004 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount
Currency translation adjustments	$4,017	$—	$4,017
Minimum pension liability adjustment	445	151	596

Other comprehensive income	$4,462	$151	$4,613

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning balance	$5,331	$(7,464)	$(2,133)
Change in 2004	4,017	596	4,613

Ending balance	$9,348	$(6,868)	$2,480

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
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
     As of December 31, 2006, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$191,830	$174,597
Jefferies Execution	21,477	21,227
(17) Commitments and Guarantees
     The following table summarizes other commitments and guarantees at December 31, 2006:

		Maturity Date
	Notional /			2009	2011	2013
	Maximum			and	and	and
	Payout	2007	2008	2010	2012	Later
	(Dollars in Millions)
Standby letters of credit	$264.3	$264.3	—	—	—	—
Undrawn bank credit	$60.1	$60.1	—	—	—	—
Equity commitments	$279.9	$0.3	—	—	$1.9	$277.7
Derivative contracts	$590.8	$590.8	—	—	—	—
     Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $264.3 million at December 31, 2006, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of December 31, 2006, there were no draw downs on these letters of credit.
     Undrawn Bank Credit. As of December 31, 2006, we had outstanding guarantees of $56.0 million relating to bank credit obligations ($34.3 million of which is undrawn) of three associated investment funds in which we have an interest.
     Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the new total committed equity capitalization of Jefferies Finance LLC is $500 million. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2006, we have funded $25.0 million of our aggregate commitment leaving $225.0 million unfunded.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     As of December 31, 2006, we have an aggregate commitment to invest in Jefferies Capital Partners IV L.P. and its related parallel fund of approximately $41.0 million.
     As of December 31, 2006, we had other equity commitments to invest up to $13.9 million in various other investments.
     Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include written equity put options. At December 31, 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $590.8 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At December 31, 2006, the fair value of such derivative contracts approximated $6.7 million. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
     High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We did not have any commitments outstanding to non-investment grade borrowers as of December 31, 2006.
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
     Other Guarantees. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted; however, the potential for us to be required to make payments under such guarantees is deemed remote. Also, we have guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.1 million) to Jefferies (Japan) Limited.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(18) Segment Reporting
     We currently report two business segments, Capital Markets and Asset Management. The Capital Markets reportable segment includes our traditional securities brokerage and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of operating activities related to our non-integrated asset management businesses including Victoria Falls CLO, Summit Lake CLO, Diamond Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and the Jefferies Buckeye Fund.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     Our net revenues, expenses, income (loss) before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Twelve months ended December 31, 2006
Net revenues	$1,401.7	$55.9	$1,457.6
Expenses	1,068.4	40.5	1,108.9

Income before taxes	$333.3	$15.4	$348.7

Segment assets	$17,755.0	$144.9	$17,899.9

Twelve months ended December 31, 2005
Net revenues	$1,163.1	$41.6	$1,204.7
Expenses	910.1	26.2	936.3

Income before taxes	$253.0	$15.4	$268.4

Segment assets	$12,764.2	$16.7	$12,780.9

Twelve months ended December 31, 2004
Net revenues	$1,019.3	$38.9	$1,058.2
Expenses	811.9	19.3	831.2

Income before taxes	$207.4	$19.6	$227.0

Segment assets	$13,813.4	$11.2	$13,824.6

(19) Goodwill
     The following is a summary of goodwill activity for the year ended December 31, 2006 (in thousands of dollars):

Year Ended
December 31, 2006
Balance, beginning of year	$220,607
Add: Contingent consideration	36,714

Balance, end of year	$257,321

     The acquisitions of Helix Associates, Randall & Dewey, Bonds Direct Securities LLC, Broadview International LLC and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration to the selling shareholders, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended March 31, 2006, the Bonds Direct contingency for additional consideration was terminated pursuant to the terms of the acquisition agreement. The additional contingent consideration paid for Broadview International LLC, Randall & Dewey and Quarterdeck Investment Partners, LLC mostly represents additional consideration based on operating net revenue.
     None of the acquisitions listed above were considered material based on the small percentage they represent of our total assets, equity, revenues and net earnings.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(20) Quarterly Dividends
     The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
     Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter	4thQuarter
2006	$0.075	$0.125	$0.125	$0.125
2005	$0.060	$0.060	$0.060	$0.075
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
(21) Variable Interest Entities (“VIEs”)
     Under the provisions of FIN 46(R) we determined that the Jefferies Employees Opportunity Fund (“JEOF”) meets the definition of a VIE. We and our employees (related parties) are the primary beneficiary of JEOF, one of the three high yield funds that we manage. Therefore, we consolidate JEOF.
     We also own significant variable interests in Summit Lake CLO, Victoria Falls CLO and Diamond Lake CLO for which we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $924 million as of December 31, 2006. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in Summit Lake CLO, Victoria Falls CLO and the Diamond Lake CLO together is $10.8 million at December 31, 2006.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(22) Related Party Disclosures
High Yield Funds
     In January 2000, we created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by our High Yield division. Although we refer to these three broker-dealer entities as funds, they are registered with the SEC as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Partners Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. Our senior management (including our Chief Executive Officer, Chief Financial Officer, Chairman, Executive Committee, General Counsel and Controller) and certain of our employees have direct investments in these funds on terms identical to other fund participants. We have an 18% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 5% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of December 31, 2006, on a combined basis, the High Yield division had in excess of $1,024.8 million of combined pari passu capital available (including unfunded commitments and availability under a revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by a team led by Richard Handler, our Chief Executive Officer. On January 15, 2007, the manager of the High Yield Funds and a majority of the funds’ member interests elected to extend the funds’ term until January 18, 2008. The High Yield Funds will be in effect until January 18, 2008, unless extended for up to two successive one-year terms.
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
     As of December 31, 2006, our aggregate commitment in Fund IV was approximately $41.0 million. We have also guaranteed certain of the obligations of an employee parallel fund to Fund IV, including a guarantee of up to an aggregate of approximately $36.0 million in third party bank loans committed to such employee fund as of December 31, 2006.
     We have guaranteed the obligations of one other private equity fund managed by entities controlled by Mr. Friedman. These obligations may arise under a $20 million credit facility provided by a third party to these funds.
(23) Stock Based Compensation
Incentive Plan
     We sponsor the following share based employee incentive plans:

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
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
     Additionally, the Directors’ Plan permits each non-employee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a Director’s account and reinvested as additional deferred shares.
     A total of 2,000,000 shares of our common stock is reserved under the Directors’ Plan, of which 295,243 are outstanding as of December 31, 2006.
     Employee Stock Purchase Plan. We also have an Employee Stock Purchase Plan (“ESPP”). All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary and are made via payroll deduction. The employee contributions are used to purchase our common stock. In 2006, the stock purchase price is based on the lower of 85% of the stock price at the beginning or end of the period. The stock price used is the Volume Weighted Average Price (“VWAP”) for the particular day.
     In addition, we have a Supplemental Stock Purchase Plan (“SSPP”) that is similar to our ESPP. Employees may make monthly purchases of shares of our common stock under the SSPP at a discount to the VWAP for the particular month.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     As of December 31, 2006, our stock purchase plan matched employee contributions at a rate of 15% (more, if profits exceeded targets set by our Board of Directors). We recognized compensation cost related to our matching in the period the employee purchased the stock.
     The compensation cost related to these plans was $1,604,000, $1,800,000 and $1,900,000 in 2006, 2005 and 2004, respectively.
     Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2006, 2005, and 2004, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest at a 10% discount in deferred shares of our stock (“DCP deferred shares”), stock options (prior to 2004) and other alternatives on a pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned. In addition, the compensation cost related to the discount on the DCP deferred shares provided by the plan was $1,449,000, $1,329,000 and $1,734,000 in 2006, 2005 and 2004, respectively. A total of 16,000,000 shares of our common stock is reserved under the Deferred Compensation Plan. As of December 31, 2006, there were 6,730,202 DCP deferred shares outstanding under the Plan.
     The following table details the activity of DCP deferred shares:

	Year Ended December 31,
	2006	2005	2004
	(Shares in 000s)
DCP deferred shares
Balance, beginning of year	7,356	6,810	5,756
Credits	717	552	1,078
Withdrawals	(1,343)	(6)	(24)

Balance, end of year	6,730	7,356	6,810

     Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. In 1999, we re-established annual contributions to the ESOP. The compensation cost related to this plan was $0, $0, and $6,663,000 in 2006, 2005 and 2004, respectively.
     Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3,774,000, $3,230,000 and $2,666,000 in 2006, 2005 and 2004, respectively.
Adoption of FASB 123R
     We adopted the fair value recognition provisions for share based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
     Prior to the adoption of FASB 123R, we presented all tax benefits resulting from share based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $32.9 million related to share based compensation in cash flows from financing activities in 2006.
     In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as additional compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of December 31, 2006, there was $221.4 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
vesting period of 4 years. The unrecognized compensation cost related to nonvested share based awards was recorded as unearned compensation in shareholders’ equity at December 31, 2005 and was a reduction to shareholders’ equity. As part of the adoption of FASB 123R, the unrecognized compensation cost related to nonvested share based awards granted prior to January 1, 2006 is included as a component of additional paid-in capital. The total grant date fair value of the share based awards recognized as compensation expense during years ended December 31, 2006 and 2005 was $86.2 million and $82.9 million, respectively.
     We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
     The following tables details the activity of restricted stock and restricted stock units:

	Year Ended December 31,
	2006	2005	2004
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,358	10,541	11,621
Grants	395	2,597	3,526
Forfeited	(836)	(620)	(596)
RSU conversion	—	(3,112)	(910)
Vested	(2,581)	(2,048)	(3,100)

Balance, end of year	4,336	7,358	10,541

Restricted stock units (RSU)
Balance, beginning of year	24,662	12,058	6,866
Grants, includes dividends	4,403	9,477	3,128
Restricted stock conversion	—	3,112	910
Deferral expiration	(669)	(536)	—
Forfeited	(365)	(118)	—
Deferral of option gains	687	669	1,154

Balance, end of year	28,718	24,662	12,058

		Weighted
	Year Ended	Average Grant
	December 31, 2006	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,358	$16.56
Grants	395	$25.02
Forfeited	(836)	$19.05
Vested	(2,581)	$12.82

Balance, end of period	4,336	$19.12

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005

			Weighted
	Year Ended		Average Grant
	December 31, 2006		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of year	16,077	8,585	$16.64	$4.88
Grants, includes dividends	3,981	422	$22.85	$—
Deferral expiration	—	(669)	$—	$13.41
Forfeited	(365)	—	$17.25	$—
Vested	(4,880)	4,880	$13.88	$13.88
Grants related to stock option exercises	—	687	$—	$—

Balance, end of period	14,813	13,905	$19.21	$7.26

     The compensation cost associated with restricted stock and restricted stock units includes the amortization of the current year and prior years’ grants and amounted to $83,137,000, $79,762,000, and $71,730,000 in 2006, 2005, and 2004, respectively. The average market value of the vested awards during 2006 was approximately $28.13 per share. The conversion of restricted stock into restricted stock units did not impact compensation expenses because such conversation is a result of employee deferral elections under Section 409A of the Internal Revenue Code.
Stock Options
     The fair value of all option grants for all of our plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option grants in 2006 and 2005. A summary of the status of our stock options in all of our stock-based plans as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,532,528	$9.75	9,781,674	$8.87	13,235,590	$8.08
Granted	—	—	—	—	18,466	17.66
Exercised	(2,825,954)	8.98	(4,988,022)	8.23	(3,365,764)	5.83
Canceled	(18,994)	11.53	(261,124)	5.99	(106,618)	8.12

Outstanding at end of year	1,687,580	11.02	4,532,528	9.75	9,781,674	8.87

Options exercisable at year-end.	1,687,580	11.02	4,532,528	9.75	8,290,828	8.40
Weighted-average fair value of options granted during the year		—		—		5.25
     The total intrinsic value of stock options exercised during 2006 and 2005 was $51.9 million and $46.2 million, respectively. Cash received from the exercise of stock options during 2006 and 2005 totaled $17.5 million and $33.7 million, respectively, and the tax benefit realized from stock options exercised during 2006 and 2005 was $18.1 million and $18.3 million, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
     The table below provides additional information related to stock options outstanding at December 31, 2006:
     Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
December 31, 2006	Forfeitures	Exercisable
Number of options	1,688	1,688
Weighted-average exercise price	$11.02	$11.02
Aggregate intrinsic value	$26,664	$26,664
Weighted-average remaining contractual term, in years	0.9	0.9
     At December 31, 2006, the intrinsic value of vested options was approximately $26.7 million for which tax benefits expected to be recognized in equity upon exercise are approximately $11.2 million.
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
     As required by FASB 123R, the following table sets forth the pro forma net earnings that would have been reported for the years ended 2006, 2005, and 2004 if equity-based awards granted to retirement-eligible employees that allowed for continuous vesting upon retirement had been expensed on or prior to the grant date.
Pro forma Compensation Costs (in thousands)

	2006	2005	2004
Compensation and benefits, as reported	$791,256	$669,957	$595,887
Effect of expensing share based awards granted to retirement-eligible employees (1)	(4,930)	41,665	14,348

Pro forma compensation and benefits costs	786,326	711,622	610,235
(1)	Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards. The 2006 pro forma impact represents the presumed benefit associated with amortizing pre-2006 awards over the service period prior to the grant date for retirement-eligible employees.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005
(24) Selected Quarterly Financial Data (Unaudited)
     The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2006 and 2005 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year
2006
Revenues	$524,077	$457,119	$468,664	$513,348	$1,963,208
Earnings before income taxes, minority interest, and cumulative effect of change in accounting principle	97,407	80,715	76,337	94,195	348,654
Net earnings	58,447	45,580	45,940	55,783	205,750
Net earnings per share:
Basic	$0.45	$0.34	$0.34	$0.41	$1.54

Diluted	$0.41	$0.32	$0.32	$0.38	$1.42

2005
Revenues	$343,893	$344,163	$378,084	$431,733	$1,497,873
Earnings before income taxes and minority interest	62,173	60,310	67,537	78,387	268,407
Net earnings	36,672	35,437	38,595	46,739	157,443
Net earnings per share:
Basic	$0.30	$0.29	$0.31	$0.37	$1.27

Diluted	$0.28	$0.26	$0.28	$0.34	$1.16

(25) Subsequent Events (Unaudited)
     On February 28, 2007, we announced that we have entered into an agreement with Leucadia National Corporation (“Leucadia”) to expand and restructure the operation of our High Yield secondary market business into an entity to be called Jefferies High Yield Trading, LLC (“the Company”).
     Pursuant to the agreement, Leucadia will increase its investment to $600 million and we and our affiliates will increase our investment to the same level as Leucadia. The investments will be in a new holding company that will own the Company, to be called Jefferies High Yield Holdings, LLC (“Holdings”). Holdings would provide for additional capital investments from third-party investors of up to $800 million in the aggregate over time. It is expected that the Company will enter into a credit agreement that will provide for leverage on a 1-1 basis. The term of the transaction is for six years from closing although it may be extended.
     We and Leucadia will each have the right to nominate two of a total of four directors to the Holdings’ board of directors, and each will own 50% of the voting securities. We will transfer our high yield secondary market trading business to the Company, for which we will receive additional securities entitling us to the first 20% of net earnings and we will provide services to the Company for a fee equal to 1.5% of contributed capital. The Company will be a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, equity, equity derivatives, credit default swaps and other financial instruments. The Company will commit capital to the market by making markets in high yield and distressed securities and will invest in and provide research coverage on these types of securities.
     Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that the Company meets the definition of a variable interest entity. We are deemed the primary beneficiary and will consolidate the Company in our financial statements.
     Commencement of the investment is subject to the receipt of regulatory approvals and certain other conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     No change in our internal control over financial reporting occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s annual report on internal control over financial reporting and the report of KPMG LLP are contained in Part II, Item 8 of this report.
     Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2005 and are filing as exhibits to this report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
Item 9B. Other Information.
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 11. Executive Compensation.
     Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
     Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

		Pages
(a)1.	Financial Statements
	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Statements of Financial Condition	43
	Consolidated Statements of Earnings	44
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income	45
	Consolidated Statements of Cash Flows	46
	Notes to Consolidated Financial Statements	48
(a)2.	Financial Statement Schedules
     All Schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.
(a)3. Exhibits

2	Share and Membership Interest Purchase Agreement dated as of July 18, 2005, by and among Brian P. Friedman, James L. Luikart, 2055 Partners L.P., Jefferies Capital Partners IV LLC, JCP IV LLC, and Jefferies Group, Inc. is incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed on July 21, 2005.

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws are incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on July 14, 2003.

10.2	Amendment No. 1, dated as of December 1, 2005, to the Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 1, 2006.

10.3	Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Appendix 4 of Registrant’s Proxy Statement filed on April 4, 2003.

10.4	Jefferies Group, Inc. 1999 Incentive Compensation Plan as Amended and Restated as of October 22, 2002 is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on August 8, 2003.

10.5	Jefferies Group, Inc. Stock Option Gain and Stock Award Deferral Program effective as of January 21, 2003 is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 9, 2003.

10.6	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 filed on April 20, 1999.

10.7*	Form of Restricted Stock Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.8*	Form of Restricted Stock Units Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.9	Assignment and Assumption Agreement dated November 27, 2006 by and between FS Private Investments III LLC and Jefferies Group, Inc. is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on December 1, 2006.

10.10	Summary of Non-Employee Director Compensation (as amended on January 17, 2006) pursuant to the Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 18, 2006.

10.11	Summary of the 2007 and 2008 Executive Compensation for Messrs. Handler and Friedman is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on August 25, 2006.

10.12	Summary of the 2005 (partial year) and 2006 Total Direct Pay Program for Brian P. Friedman is incorporated by reference to Exhibit 10 of Registrants Form 8-K filed on August 16, 2005.

10.13	Summary of the Jefferies Group, Inc. 2006 Executive Compensation Direct Pay Program is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on February 3, 2006.

10.14	Deferred Compensation Agreement, as amended and restated as of December 29, 2005, between Jefferies & Company, Inc. and Richard B. Handler is incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 1, 2006.

10.15	Limited Liability Company Agreement, dated as of October 7, 2004, by and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company, Babson Capital Management LLC, Class C Member LLC, and Jefferies Babson Finance LLC is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on November 8, 2004.

10.16	Amendment Agreement dated February 7, 2006 to the Limited Liability Company Agreement, dated as of October 7, 2004, by and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company, Babson Capital Management LLC, Class C Member LLC, and Jefferies Babson Finance LLC is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on February 7, 2006.

10.17	Purchase Agreement dated January 19, 2006 among Jefferies Group, Inc., Citigroup Global Markets Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., Keefe, Bruyette & Woods, Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., HSBC Securities (USA) Inc. and SG Americas Securities, LLC is incorporated by reference to Exhibit 10.1 of Registrants Form 8-K filed on February 1, 2006.

10.18	Purchase Agreement dated as of February 17, 2006 between and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 21, 2006.

10.19	Registration Rights Agreement dated as of February 17, 2006 between and among Jefferies Group, Inc., Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on Februrary 21, 2006.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Registrant.

23*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
     Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.10, 10.11, 10.12, 10.13, and 10.14, are management contracts or compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.
By	/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors, Chief Executive Officer

Dated: February 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors,	February 28, 2007
Richard B. Handler		Chief Executive Officer

/s/	JOSEPH A. SCHENK	Executive Vice President and	February 28, 2007
Joseph A. Schenk		Chief Financial Officer

/s/	BRIAN P. FRIEDMAN	Director and	February 28, 2007
Brian P. Friedman		Chairman, Executive Committee

/s/		Director
W. Patrick Campbell

/s/	RICHARD G. DOOLEY	Director	February 28, 2007
Richard G. Dooley

/s/	ROBERT E. JOYAL	Director	February 28, 2007
Robert E. Joyal

/s/	FRANK J. MACCHIAROLA	Director	February 28, 2007
Frank J. Macchiarola

/s/	MICHAEL T. O’KANE	Director	February 28, 2007
Michael T. O’Kane