Form 10-Q
period 2007-03-31
JEFFERIES GROUP INC /DE/
filed 2007-05-09
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 125,431,975 shares as of the close of business May 7, 2007.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$216,577	$513,041
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	692,941	508,303
Investments	135,087	125,533
Investments in managed funds	431,365	372,869
Securities borrowed	14,953,164	9,711,894
Securities purchased under agreements to resell	257,212	226,176
Receivable from brokers, dealers and clearing organizations	725,631	254,580
Receivable from customers	528,082	663,552
Financial instruments owned, including securities pledged to creditors of $2,770,321 and $1,481,098 in 2007 and 2006, respectively	6,839,631	4,606,223
Premises and equipment	100,349	91,375
Goodwill	261,401	257,321
Other assets	554,047	494,590

Total Assets	$25,695,487	$17,825,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans and current portion of long-term debt	$331,915	$99,981
Securities loaned	10,076,504	6,794,554
Securities sold under agreements to repurchase	4,688,989	2,092,838
Payable to brokers, dealers and clearing organizations	984,981	669,196
Payable to customers	1,217,691	1,010,486
Financial instruments sold, not yet purchased	4,940,261	3,600,869
Accrued expenses and other liabilities	444,283	650,974

	22,684,624	14,918,898
Long-term debt	1,169,278	1,168,562
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	27,426	31,910

Total Liabilities	24,006,328	16,244,370

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 150,912,711 shares in 2007 and 145,628,024 shares in 2006	15	14
Additional paid-in capital	951,880	876,393
Retained earnings	997,906	952,263
Less:
Treasury stock, at cost, 26,674,469 shares in 2007 and 26,081,110 shares in 2006	(271,162)	(254,437)
Accumulated other comprehensive gain (loss):
Currency translation adjustments	13,430	9,764
Additional minimum pension liability	(2,910)	(2,910)

Total accumulated other comprehensive gain (loss)	10,520	6,854

Total stockholders’ equity	1,689,159	1,581,087

Total Liabilities and Stockholders’ Equity	$25,695,487	$17,825,457

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006
Revenues:
Commissions	$77,032	$69,002
Principal transactions	144,449	159,980
Investment banking	170,115	127,734
Asset management fees and investment income from managed funds	22,485	40,822
Interest	201,162	113,760
Other	8,041	12,779

Total revenues	623,284	524,077
Interest expense	204,475	108,663

Revenues, net of interest expense	418,809	415,414

Non-interest expenses:
Compensation and benefits	227,666	232,734
Floor brokerage and clearing fees	14,582	13,933
Technology and communications	22,157	19,245
Occupancy and equipment rental	18,171	15,172
Business development	13,109	12,603
Other	19,631	24,320

Total non-interest expenses	315,316	318,007

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	103,493	97,407
Income taxes	40,658	38,432

Earnings before minority interest and cumulative effect of change in accounting principle	62,835	58,975
Minority interest in earnings of consolidated subsidiaries, net	576	2,134

Earnings before cumulative effect of change in accounting principle, net	62,259	56,841
Cumulative effect of change in accounting principle, net	—	1,606

Net earnings	$62,259	$58,447

Earnings per basic share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.44	$0.44
Cumulative effect of change in accounting principle, net	—	0.01

Net earnings	$0.44	$0.45

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.42	$0.40
Cumulative effect of change in accounting principle, net	—	0.01

Net earnings	$0.42	$0.41

Weighted average shares:
Basic	140,897	130,358
Diluted	152,058	142,942
Fixed charge coverage ratio	5.0X	5.3X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2007 AND YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands, except per share amounts)

	2007	2006
Common stock, par value $.0001 per share
Balance, beginning of year	$14	$7
Issued stock	1	7

Balance, end of period	$15	$14

Additional paid in capital
Balance, beginning of year	$876,393	$709,447
Benefit plan share activity (1)	13,713	33,360
Amortization expense	29,158	83,137
Proceeds from exercise of stock options	1,720	17,543
Tax benefits	30,896	32,906

Balance, end of period	$951,880	$876,393

Retained earnings
Balance, beginning of year, as previously reported	$952,263	$803,262
Cumulative effect of adjustment from adoption of FIN 48	(410)	—
Net earnings	62,259	205,750
Dividends	(16,206)	(56,749)

Balance, end of period	$997,906	$952,263

Treasury stock, at cost
Balance, beginning of year	$(254,437)	$(220,703)
Purchases	(16,657)	(23,972)
Returns / forfeitures	(68)	(9,762)

Balance, end of period	$(271,162)	$(254,437)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$6,854	$(5,163)
Currency adjustment	3,666	8,802
Pension adjustment	—	3,215

Balance, end of period	$10,520	$6,854

Total stockholders’ equity	$1,689,159	$1,581,087

Comprehensive income
Net earnings	$62,259	$205,750
Other comprehensive income	3,666	12,017

Total comprehensive income	$65,925	$217,767

1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Director Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006
Cash flows from operating activities:

Net earnings	$62,259	$58,447

Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of accounting change, net	—	1,606
Depreciation and amortization	5,693	5,273
Accruals related to various benefit plans, stock issuances, net of forfeitures	42,804	22,851
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(184,458)	150,052
(Increase) decrease in receivables:
Securities borrowed	(5,241,270)	(1,537,046)
Brokers, dealers and clearing organizations	(468,817)	(174,859)
Customers	136,652	(113,171)
Increase in financial instruments owned	(2,233,765)	(926,661)
Increase in securities purchased under agreements to resell	(31,036)	—
Increase in other assets	(58,156)	(146,519)
Increase in operating payables:
Securities loaned	3,281,950	1,142,060
Securities sold under agreements to repurchase	2,596,151	—
Brokers, dealers and clearing organizations	313,719	325,696
Customers	207,233	77,881
Increase in financial instruments sold, not yet purchased	1,339,392	952,670
Decrease in accrued expenses and other liabilities	(196,884)	(16,276)
Decrease increase in minority interest	(4,484)	(3,874)

Net cash used in operating activities	(433,017)	(181,870)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006
Cash flows from investing activities:
Decrease in short term bond funds	—	7,037
Increase in investments	(9,545)	(5,626)
Increase in investments in managed funds	(58,496)	(3,383)
Business acquisitions, net of cash received	(14,567)	(19,944)
Purchase of premises and equipment	(14,236)	(6,426)

Net cash used in investing activities	(96,844)	(28,342)

Cash flows from financing activities
Tax benefit from the issuance of stock based awards	30,896	14,053
Net proceeds from (payments on):
Bank loans	231,927	1,927
Issuance of senior notes	—	492,155
Issuance of mandatorily redeemable convertible preferred stock	—	125,000
Repurchase of treasury stock	(16,657)	(3,418)
Dividends	(16,206)	(9,547)
Exercise of stock options, not including tax benefits	1,720	2,873

Net cash provided by financing activities	231,680	623,043

Effect of foreign currency translation on cash and cash equivalents	1,717	169

Net (decrease) increase in cash and cash equivalents	(296,464)	413,000

Cash and cash equivalents – beginning of period	513,041	255,933

Cash and cash equivalents – end of period	$216,577	$668,933

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$212,192	$116,633
Income taxes	$7,104	$42,785
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies Employees Opportunity Fund, LLC (“JEOF”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
Reclassifications
Certain reclassifications have been made to previously reported balances to conform to the current presentation. These reclassifications had no effect on the Consolidated Statements of Earnings.
Starting in 2006, we included contingent consideration paid in subsequent periods relating to prior business combinations as investing activities in the Consolidated Statements of Cash Flows included in this report and accordingly have corrected the March 31, 2006 period to be consistent with the current presentation. The cash payments related to the contingent consideration are primarily paid during the first quarter. For the quarter ended March 31, 2006, this correction had the effect of reducing net cash used in operating activities and increasing net cash used in investing activities by $19.9 million from that previously reported. The amounts involved are immaterial to the Consolidated Financial Statements. In addition, the change only affects the presentation within the Consolidated Statements of Cash Flows and does not impact the Consolidated Statements of Financial Condition or the Consolidated Statements of Earnings, debt balances or compliance with debt covenants.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting. If we do not consolidate an entity or apply the equity method of accounting, we account for our investment at fair value. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships. We act as general partner for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the Consolidated Statement of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $7.7 million and $8.0 million for the period ended March 31, 2007 and 2006, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) and investments are carried at fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings on a trade date basis.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statement of Earnings. Reimbursed expenses totaled approximately $2.2 million and $3.6 million for the period ended March 31, 2007 and 2006, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts, including two Jefferies Partners Opportunity funds, Jefferies Paragon Fund, Jefferies RTS Fund, Victoria Falls CLO, Summit Lake CLO, Clear Lake CLO, Diamond Lake CLO and certain third-party managed funds. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.
Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold, but not yet purchased on an accrual basis as a component of interest revenue and interest expense, respectively. Interest flows on derivative transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statements of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest expense.
Cash Equivalents
Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies & Company, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption.
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
Investments
Investments include direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. With the adoption of FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”), we apply fair value accounting on positions that are risk-managed on a fair value basis. Factors considered in valuing investments at fair value include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer and other pertinent information. For strategic investments in financial services entities we apply the equity method of accounting. Investment gains and losses are included in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Investments in Managed Funds
Investments in managed funds includes our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in managed funds are accounted for on the equity method.
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
Fair Value of Financial Instruments
Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Debt is carried at face value less unamortized discount, except for the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 hedged by interest rate swaps. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial instruments owned and financial instruments sold, not yet purchased, are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.
In addition to the interest rate swaps mentioned above, we have derivative financial instrument positions in exchange traded and over-the-counter option contracts, foreign exchange forward contracts, index futures contracts, commodities swap and option contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in principal transactions. The gross contracted or notional amount of these contracts is not reflected in the Consolidated Statements of Financial Condition. We follow FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN 39”), and offset assets and liabilities in the Consolidated Statements of Financial Condition provided that the legal right of offset exists under a master netting agreement. This includes the offsetting of payables or receivables relating to the fair value of cash collateral received or paid associated with its derivative inventory, on a counterparty basis.
Prior to the adoption of FASB No. 157, Fair Value Measurements (“FASB 157”), we followed Emerging issues Task Force Statement No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). This guidance generally prohibited recognizing profit at the inception of a derivative contract unless the fair value of the derivative was obtained from a quoted market price in an active market or was otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data. Subsequent to the transaction date, we recognized trading profits deferred at inception of the derivative transaction in the period in which the valuation of an instrument became observable. With the adoption of FASB 157, we are no longer applying the revenue recognition criteria of EITF 02-3. However, FASB 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.

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
Goodwill
In accordance with FASB No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. No triggering events occurred during the first quarter of 2007 that required a re-evaluation of goodwill for impairment purposes.

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
We record reserves related to legal proceedings in accrued expenses and other liabilities. Such reserves are established and maintained in accordance with FASB No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5. The determination of these reserve amounts requires significant judgment on the part of management. Our management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.
Stock Based Compensation
Under FASB No. 123, Accounting for Stock-Based Compensation, we defined the service period (over which compensation cost should be recognized) to generally include the year prior to the grant and the subsequent vesting period. With the adoption of FASB 123R on January 1, 2006, our policy regarding the timing of expense recognition for non-retirement eligible employees changed to recognize compensation cost over the period from the service inception date, which is the grant date, through the date the employee is no longer required to provide service to earn the award.
In addition, with the adoption of FASB 123R on January 1, 2006, the awards granted to retirement eligible employees where the award does not contain future service requirements must be either expensed on the date of grant or, in certain circumstances, may be accrued in the periods prior to the grant date. Subsequent to the adoption of FASB 123R, we made certain changes to the terms of certain new grants which effectively eliminated accelerated expense recognition upon retirement and/or increased the retirement eligibility age and years of service from those generally provided for in prior grants. During the period ended March 31, 2007, we granted stock-based awards with a fair value of $8.7 million which require accelerated expense recognition upon retirement under FASB 123R.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Accounting and Regulatory Developments
EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As of March 31, 2007 we have generally provided limited partners with rights to remove us as general partner or rights to terminate the partnership, and therefore, the impact of adopting EITF Issue No. 04-5 was not material.
FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The transition adjustment to beginning retained earnings was a reduction of approximately $410 thousand.
FASB No. 157. In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB 157”). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 reverses the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to existing derivative financial instruments measured under EITF Issue No. 02-3 and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. We adopted FASB No. 157 as of the beginning of 2007. To determine the transition adjustment to opening retained earnings, we performed an analysis of existing derivative instruments measured under EITF Issue 02-3 and block discounts, and determined that there was no transition adjustment to opening retained earnings first quarter of 2007.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
FASB No. 158. In September 2006, the FASB issued Statement No. 158, Accounting for Uncertainty in Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB 158. FASB 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan on our December 31, 2006 Consolidated Statement of Financial Condition, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As a result of the pension plan being frozen, the projected benefit obligation was equal to the accumulated benefit obligation. Consequently, no additional adjustment to accumulated other comprehensive income was necessary.
FASB No. 159. In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. FASB 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to opening retained earnings. FASB 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We adopted FASB 159 as of the beginning of 2007. We elected to apply the fair value option on loans and loan commitments made in connection with our investment banking activities (“loans and loan commitments”). Loans and loan commitments are included in financial instruments owned on the Consolidated Statement of Financial Condition. At the time of adoption, we did not have such loans and loan commitments outstanding, therefore there was no transition adjustment recorded to opening retained earnings. In addition, we elected to apply the fair value option on certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. These investments had been accounted for by us at fair value prior to the adoption of FASB 159; therefore, there was no transition adjustment recorded to opening retained earnings related to these investments. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
Use of Estimates
Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2. Asset Management Fees and Investment Income From Managed Funds
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	March 31,	March 31,
	2007	2006
Assets under management:
Fixed Income (1)	$1,838	$981
Equities (2)	388	469
Convertibles (3)	2,715	1,681
Real Assets (4)	—	136

	4,941	3,267

Assets under management by third parties (5):
Equities, Convertibles and Fixed Income	291	261
Private Equity	600	720

	891	981

Total	$5,832	$4,248

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, Jefferies Buckeye Fund, the Summit Lake CLO, the Victoria Falls CLO, the Clear Lake CLO, the Diamond Lake CLO and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund).

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by us and funds managed by third parties for the three-month period ended March 31, 2007 and 2006 (in thousands of dollars):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006
Asset management fees:
Fixed Income (1)	$4,440	$5,042
Equities (2)	2,180	17,130
Convertibles (3)	2,831	1,643
Real Assets (4)	—	2,194

	9,451	26,009
Investment income from managed funds	13,034	14,813

Total	$22,485	$40,822

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, Jefferies Buckeye Fund, the Summit Lake CLO, the Victoria Falls CLO, the Clear Lake CLO, the Diamond Lake CLO and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund).

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by us and funds managed by third parties for the three months ended March 31, 2007 and 2006 (in millions of dollars):
Three Months Ended March 31, 2007

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$274.7	$7.4	$0.4	$7.0
Equities (2)	161.7	5.1	0.1	5.0
Convertibles (3)	33.5	0.5	—	0.5
Real Assets (4)	—	—	—	—

Total	$469.9	$13.0	$0.5	$12.5

Three Months Ended March 31, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (5)	Funds	Portion	Funds
Fixed Income (1)	$154.8	$7.4	$1.7	$5.7
Equities (2)	75.1	5.9	—	5.9
Convertibles (3)	12.3	0.8	—	0.8
Real Assets (4)	11.1	0.7	—	0.7

Total	$253.3	$14.8	$1.7	$13.1

(1)	Our managed or co-managed assets under management in two Jefferies Partners Opportunity funds, Jefferies Employees Opportunity Fund, LLC, Jefferies Buckeye Fund, the Summit Lake CLO, the Victoria Falls CLO, the Clear Lake CLO, the Diamond Lake CLO and start-up funds in which we are the sole or primary investor, but does not include third-party managed funds.

(2)	The Jefferies RTS Fund, Jefferies Paragon Fund and start-up funds in which we are the sole or primary investor.

(3)	Convertible bond assets managed by us and Global Convertible Fund Ltd (formerly known as Asymmetric Convertible Fund).

(4)	The Jefferies Real Asset Fund. The Jefferies Real Asset Fund was liquidated during the second quarter of 2006.

(5)	We have excluded the portion of average investment in managed funds that represent an economic hedge against certain employee deferred compensation obligations.
Included in investments in managed funds as of March 31, 2007 and December 31, 2006 is $58,285,000 and $69,691,000, respectively, relating to our interest in the unconsolidated high yield funds that we manage. Included in investment income from managed funds for the periods ended March 31, 2007, and 2006 is $1,399,000, and $2,639,000, respectively, relating to the associated income from our interest in those high yield funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Cash, Cash Equivalents, and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of March 31, 2007 and December 31, 2006 (in thousands of dollars):

	March 31, 2007	December 31, 2006
Cash and cash equivalents:
Cash in banks	$156,934	$107,488
Money market investments	59,643	405,553

Total cash and cash equivalents	216,577	513,041
Cash and securities segregated (1)	692,941	508,303
Mortgage-backed securities (2)	4,512	43,151
Asset-backed securities (2)	4,095	28,009

	$918,125	$1,092,504

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are included in financial instruments owned or securities pledged to creditors (see note 4 of the Notes to Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash, marginable or accessible for liquidity purposes.
Note 4. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of March 31, 2007 and December 31, 2006 (in thousands of dollars):

	March 31, 2007		December 31, 2006
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$3,461,161	$2,958,762	$1,737,174	$1,835,046
High-yield securities	176,491	60,798	166,616	62,115
Corporate debt securities	1,948,836	1,090,610	1,752,213	1,123,285
U.S. Government and agency obligations	773,392	492,567	634,263	339,891
Mortgage-backed securities	4,512	—	43,151	—
Asset-backed securities	4,095	—	28,009	—
Derivatives	463,974	337,220	234,646	240,231
Other	7,170	304	10,151	301

	$6,839,631	$4,940,261	$4,606,223	$3,600,869

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of March 31, 2007 and December 31, 2006 (in thousands of dollars):

	March 31, 2007	December 31, 2006
Corporate equity securities	$2,441,605	$1,068,498
Corporate debt securities	313,452	404,167
High-yield securities	15,264	8,433

	$2,770,321	$1,481,098

At March 31, 2007 and December 31, 2006, the approximate fair value of collateral received by us that may be sold or repledged by us, excluding amounts netted in accordance with FIN 39 and FIN 41, was $14.9 billion and $9.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At March 31, 2007 and December 31, 2006, a substantial portion of this collateral received by us had been sold or repledged.
FASB 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. The three broad levels to the fair value hierarchy of inputs are:

Level 1:	Inputs that reflect unadjusted quoted prices at the measurement date for identical assets or liabilities in active markets;

Level 2:	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability at the measurement date;

Level 3:	Inputs that are unobservable at the measurement date.
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of March 31, 2007 by level within the fair value hierarchy (in thousands of dollars):

				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Non-derivative instruments	$1,980,759	$4,234,521	$160,377	$—	$6,375,657
Derivative instruments	549,890	160,444	—	(246,360)	463,974

Total financial instruments owned	2,530,649	4,394,965	160,377	(246,360)	6,839,631
Investments (1)	—	—	97,653	—	97,653
Other assets (2)	—	8,155	—	—	8,155

Liabilities:
Financial instruments sold, not yet purchased:
Non-derivative instruments	3,092,863	1,510,178	—	—	4,603,041
Derivative instruments	375,605	408,148	—	(446,533)	337,220

Total financial instruments sold, not yet purchased	3,468,468	1,918,326	—	(446,533)	4,940,261

(1)	At March 31, 2007 there were approximately $37.4 million of strategic investments in financial service entities accounted for under the equity method of accounting that were excluded from this table.

(2)	Represents our interest rate swap entered into as a fair value hedge on $200 million aggregate principal amount of unsecured 7 3/4% senior notes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 at March 31, 2007 (in thousands of dollars):

	Non-derivative
	instruments –
	Assets	Investments
Balance, December 31, 2006	$205,278	$97,289
Total gains/ (losses) (realized and unrealized) (1)	(3,043)	5,354
Purchases, sales, settlements, and Issuances	(27,422)	(4,990)
Net transfers in and/or out of Level 3	(14,436)	—

Balance, March 31, 2007	$160,377	$97,653

Change in unrealized gains/ (losses) relating to instruments still held at March 31, 2007 (1)	$(3,620)	$5,354

(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.
Note 5. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the Fed Funds rate. We had $110.0 million and $0 of outstanding secured bank loans as of March 31, 2007 and December 31, 2006, respectively. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $121.9 million and $0 of outstanding unsecured bank loans as of March 31, 2007 and December 31, 2006, respectively. Average daily bank loans for the quarter ended March 31, 2007 and year ended December 31, 2006 were $171.4 million and $12.4 million, respectively.
In addition, the current portion of our long-term debt maturing within one year of the financial statement date is classified with bank loans on the Consolidated Statement of Financial Condition. As of March 31, 2007 and December 31, 2006, the outstanding balance of our 7 1/2% Senior Notes, due in the third quarter of 2007, was $100.0 million and $100.0 million, respectively.
Note 6. Long-Term Debt
The following summarizes long-term debt outstanding at March 31, 2007 and December 31, 2006 (in thousands of dollars):

	March 31, 2007	December 31, 2006
7 3/4% Senior Notes, due 2012, net of unamortized discount of $4,504 (2007)	328,651	328,003
5 1/2% Senior Notes, due 2016, net of unamortized discount of $1,635 (2007)	348,365	348,320
6 1/4% Senior Notes, due 2036, net of unamortized discount of $7,738 (2007)	492,262	492,239

	$1,169,278	$1,168,562

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the swaps was $8.2 million as of March 31, 2007, which was recorded as an increase in the book value of the debt and an increase in other assets.
In January 2006, we sold in a registered public offering $500 million aggregate principal amount of our unsecured 6.25% 30-year senior debentures due January 15, 2036.
Note 7. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,060,369 shares of our common stock at an effective conversion price of approximately $30.79 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes. As of March 31, 2007, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding.
Note 8. Income Taxes
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of adoption, we recognized a $.4 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statement of Financial Condition. As of March 31, 2007 and January 1, 2007, we had approximately $5.4 million and $3.3 million, respectively, of total gross unrecognized tax benefits. These totals also represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2000. Substantially all material state and local, and foreign income tax matters have been concluded for the years through 1998. New York State and New York City income tax returns for the years 2001 through 2004 and 2000 through 2003, respectively, are currently under examination. The final outcome of these examinations is not yet determinable. However, management anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of March 31, 2007 and January 1, 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.4 million and $1.0 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 9. Benefit Plans
The following summarizes the net periodic pension cost for the three-month periods ended March 31, 2007 and 2006 (in thousands of dollars):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006
Net pension cost included the following components:
Service cost — benefits earned during the period	$69	$—
Interest cost on projected benefit obligation	590	638
Expected return on plan assets	(628)	(560)
Amortization of prior service cost	—	—
Amortization of net loss	141	255

Net periodic pension cost	$172	$333

We have not contributed to our pension plan during 2007. We anticipate contributing between approximately $2.0 million and $4.0 million during the remainder of 2007. Effective December 31, 2005, benefits under the pension plan have been frozen. There will be no further benefit accruals for service after December 31, 2005.
Note 10. Minority Interest
Minority interest primarily represents the minority equity holders’ proportionate share of the equity of JEOF. At March 31, 2007, we controlled and owned approximately 44% of JEOF.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three-month period ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Earnings before cumulative effect of change in accounting principle, net	$62,259	$56,841
Cumulative effect of change in accounting principle, net	—	1,606

Net earnings	$62,259	$58,447
Add: Convertible preferred stock dividends	1,016	463

Net earnings for diluted earnings per share	$63,275	$58,910

Shares:
Average shares used in basic computation	140,897	130,358
Unvested restricted stock / restricted stock units	6,457	9,110
Stock options	647	1,547
Convertible preferred stock	4,057	1,927

Average shares used in diluted computation	152,058	142,942

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.44	$0.44
Cumulative effect of change in accounting principle, net	—	0.01

Net earnings	$0.44	$0.45

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.42	$0.40
Cumulative effect of change in accounting principle, net	—	0.01

Net earnings	$0.42	$0.41

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 12. Derivative Financial Instruments
Off- Balance Sheet Risk
We have contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, financial instruments sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
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
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. We believe that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated fair values after the application of such netting. JFP has determined that the fair value of its swaps and options (inclusive of counterparty netting and exclusive of cash collateral netting) approximated $(136.7) million and $(92.6) million, respectively at March 31, 2007 and $156.1 million and $(125.4) million, respectively at December 31, 2006.
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of March 31, 2007:

	0 – 12	1 – 5	5 – 10
(in millions)	Months	Years	Years	Total
Swaps	$(136.8)	$0.1	$—	$(136.7)
Options	(24.5)	(68.1)	—	(92.6)
FX forwards	1.3	—	—	1.3
Exchange-traded futures	222.0	2.4	—	224.4

Total	$62.0	$(65.6)	$—	$(3.6)

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
At March 31, 2007 and December 31, 2006, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
(in millions)	March 31, 2007	December 31, 2006
Counterparty credit quality:
A or higher	$(238.1)	$37.5
Exchange-traded futures and options (1)	234.5	13.4

Total	$(3.6)	$50.9

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
At March 31, 2007 and December 31, 2006 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
(in millions)	March 31, 2007	December 31, 2006
Foundations, trusts and endowments	$64.0	$(6.4)
Financial services	(278.8)	4.7
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	(23.3)	39.2
Exchanges (1)	234.5	13.4

Total	$(3.6)	$50.9

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
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
We have also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the swaps was positive $8.2 million as of March 31, 2007, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
The following table presents the fair value of derivatives at March 31, 2007 and December 31, 2006. The fair value of assets/liabilities related to derivative contracts at March 31, 2007 and December 31, 2006 represent our receivable/payable for derivative financial instruments:

	March 31, 2007		December 31, 2006
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Exchange traded futures	$225,797	$9,414	$19,724	$2,116
Commodity related swaps (1)	59,820	—	61,741	—
Option contracts	177,039	327,806	152,361	238,115
Foreign exchange forward contracts	1,318	—	820	—

Total	$463,974	$337,220	$234,646	$240,231
Derivative instruments included in other assets:
Interest rate swaps	$8,155	—	7,690	—

(1)	Commodity related swaps are recorded net of collateral pledged and collateral received of $203.8 million and $3.6 million, respectively, as of March 31, 2007. Commodity related swaps are recorded net of collateral pledged and collateral received of $20.3 million and $112.1 million, respectively, as of December 31, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 13. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive income and accumulated other comprehensive income (loss) at March 31, 2007 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at December 31, 2006	$9,764	$(2,910)	$6,854
Change in first quarter of 2007	3,666	—	3,666

Ending at March 31, 2007	$13,430	$(2,910)	$10,520

The following summarizes other comprehensive income and accumulated other comprehensive income (loss) at March 31, 2006 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Loss
Beginning at December 31, 2005	$962	$(6,125)	$(5,163)
Change in first quarter of 2006	453	—	453

Ending at March 31, 2006	$1,415	$(6,125)	$(4,710)

Comprehensive income for the three months ended March 31, 2007 and 2006 was as follows (in thousands of dollars):

	March 31,	March 31,
	2007	2006
Net earnings	$62,259	$58,447
Other comprehensive gain (loss)	3,666	453

Comprehensive income	$65,925	$58,900

Note 14. Net Capital Requirements
As registered broker-dealers, Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies and Jefferies Execution have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital.
As of March 31, 2007, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$254,882	$236,599
Jefferies Execution	$25,216	$24,966

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 15. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at March 31, 2007:

		Maturity Date
				2009	2011	2013
	Notional / Maximum			and	and	and
	Payout	2007	2008	2010	2012	Later
	(Dollars in Millions)
Standby letters of credit	$264.3	$264.3	—	—	—	—
Bank credit	$60.2	$60.2	—	—	—	—
Equity commitments	$266.8	—	—	—	$1.7	$265.1
Derivative contracts	$751.6	$751.6	—	—	—	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $264.3 million at March 31, 2007, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of March 31, 2007, there were no draw downs on these letters of credit.
Bank Credit. As of March 31, 2007, we had outstanding guarantees of $56.0 million relating to bank credit obligations ($47.5 million of which is undrawn) of associated investment vehicles in which we have an interest.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the new total committed equity capitalization of Jefferies Finance LLC is $500 million. Loans are expected to be originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of March 31, 2007, we have funded $35.0 million of our aggregate commitment leaving $215.0 million unfunded.
As of March 31, 2007, we have an aggregate commitment to invest in Jefferies Capital Partners IV L.P. and its related parallel fund of approximately $39.4 million.
As of March 31, 2007, we had other equity commitments to invest up to $12.4 million in various other investments.
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include written equity put options. At March 31, 2007, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $751.6 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At March 31, 2007, the fair value of such derivative contracts approximated $14.2 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We did not have any commitments outstanding to non-investment grade borrowers as of March 31, 2007.

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
Other Guarantees. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted; however, the potential for us to be required to make payments under such guarantees is deemed remote. Also, we have guaranteed obligations of Jefferies International Limited (“JIL”) to various banks which provide clearing and credit services to JIL and to counterparties of JIL. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.2 million) to Jefferies (Japan) Limited.
Note 16. Segment Reporting
We currently report two business segments, Capital Markets and Asset Management. The Capital Markets reportable segment includes our traditional securities brokerage and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information. The Asset Management segment is primarily comprised of operating activities related to our non-integrated asset management businesses including Clear Lake CLO, Victoria Falls CLO, Summit Lake CLO, Diamond Lake CLO, Jefferies RTS Fund, Jefferies Paragon Fund and the Jefferies Buckeye Fund.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended March 31, 2007
Net revenues	$404.2	$14.6	$418.8
Expenses	307.2	8.1	315.3

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$97.0	$6.5	$103.5

Segment assets	$25,502.1	$193.4	$25,695.5

Three months ended March 31, 2006
Net revenues	$385.7	$29.7	$415.4
Expenses	291.0	27.0	318.0

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$94.7	$2.7	$97.4

Segment assets	$15,881.7	$63.2	$15,944.9

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 17. Goodwill
The following is a summary of goodwill activity for the year ended March 31, 2007 (in thousands of dollars):

Three Months Ended
March 31, 2007
Balance, at December 31, 2006	$257,321
Add: Contingent consideration	4,080

Balance, at March 31, 2007	$261,401

The acquisitions of Helix Associates, Randall & Dewey, Bonds Direct Securities LLC, Broadview International LLC and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended March 31, 2006, the Bonds Direct contingency for additional consideration was terminated pursuant to the terms of the acquisition agreement. The additional contingent consideration paid for Broadview International LLC, Randall & Dewey and Quarterdeck Investment Partners, LLC mostly represents additional consideration based on operating net revenue.
None of the acquisitions listed above were considered material based on the small percentage they represent of our total assets, equity, revenues and net earnings.
Note 18. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

1st Quarter
2007	$0.125
2006	$0.075
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
Note 19. Variable Interest Entities (“VIEs”)
Under the provisions of FIN 46(R) we determined that the Jefferies Employees Opportunity Fund (“JEOF”) meets the definition of a VIE. We and our employees (related parties) are the primary beneficiary of JEOF, one of the three high yield funds that we manage. Therefore, we consolidate JEOF.
We also own significant variable interests in Clear Lake CLO, Summit Lake CLO, Victoria Falls CLO and Diamond Lake CLO for which we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $1.4 billion as of March 31, 2007. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in these variable interest entities is $17.3 million at March 31, 2007 and is included in Investments in managed funds on our Consolidated Statement of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 20. Related Party Disclosures
High Yield Funds
In January 2000, we created three broker-dealer entities that employ a trading and investment strategy substantially similar to that historically employed by our High Yield division. Although we refer to these three broker-dealer entities as funds, they are registered with the SEC as broker-dealers. Two of these funds, the Jefferies Partners Opportunity Fund and the Jefferies Partners Opportunity Fund II, are principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), is principally capitalized with equity investments from our employees and is therefore consolidated into our consolidated financial statements. Our senior management (including our Chief Executive Officer, Chief Financial Officer, Chairman, Executive Committee, General Counsel and Controller) and certain of our employees have direct investments in these funds on terms identical to other fund participants. We have an 18% aggregate interest in the funds, senior management has a 3% interest and all employees (exclusive of senior management) have a 5% interest. The High Yield division and each of the funds share gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each has committed. The sharing arrangement is modified from time to time to reflect changes in the respective amounts of committed capital. As of March 31, 2007, on a combined basis, the High Yield division had in excess of $1,024.8 million of combined pari passu capital available (including unfunded commitments and availability under a revolving credit facility) to deploy and execute the division’s investment and trading strategy. The High Yield Funds are managed by a team led by Richard Handler, our Chief Executive Officer. On January 15, 2007, the manager of the High Yield Funds and a majority of the funds’ member interests elected to extend the funds’ term until January 18, 2008. On April 2, 2007, we formed Jefferies High Yield Trading, LLC (“JHYT”) to conduct the secondary market trading activities previously performed by the High Yield division of Jefferies and our High Yield Funds. The activities of JHYT are overseen by our CEO, and the same long-standing team that was previously responsible for these trading activities. For more information on JHYT, see Note 22 “Subsequent Events”.
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
As of March 31, 2007, our aggregate commitment in Fund IV was approximately $39.4 million. We have also guaranteed certain of the obligations of an employee parallel fund to Fund IV, including a guarantee of up to an aggregate of approximately $36.0 million in third party bank loans committed to such employee fund as of March 31, 2007.
We have guaranteed the obligations of one other private equity fund managed by entities controlled by Mr. Friedman. These obligations may arise under a $20 million credit facility provided by a third party to these funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 21. Stock Based Compensation
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
A total of 2,000,000 shares of our common stock is reserved under the Directors’ Plan, of which 289,967 are outstanding as of March 31, 2007.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of March 31, 2007, our stock purchase plan matched employee contributions at a rate of 5% (more, if profits exceeded targets set by our Board of Directors). We recognized compensation cost related to our matching in the period the employee purchased the stock.
Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2006, 2005, and 2004, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest at a 10% discount in deferred shares of our stock (“DCP deferred shares”), stock options (prior to 2004) and other alternatives on a pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned. In addition, the compensation cost related to the discount on the DCP deferred shares provided by the plan was $207,000 and $207,000 for the three-month period ended March 31, 2007 and 2006, respectively. A total of 16,000,000 shares of our common stock is reserved under the Deferred Compensation Plan. As of March 31, 2007, there were 5,377,809 DCP deferred shares outstanding under the Plan.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3,876,000 and $1,673,000 for the three-month period ended March 31, 2007 and 2006, respectively.
Adoption of FASB 123R
We adopted the fair value recognition provisions for share based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
Prior to the adoption of FASB 123R, we presented all tax benefits resulting from share based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $30.9 million and $14.1 million related to share based compensation in cash flows from financing activities in the first quarter of 2007 and 2006, respectively.
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as additional compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of March 31, 2007, there was $329.7 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of 4 years. The unrecognized compensation cost related to nonvested share based awards was recorded as unearned compensation in shareholders’ equity at December 31, 2005 and was a reduction to shareholders’ equity. As part of the adoption of FASB 123R, the unrecognized compensation cost related to nonvested share based awards granted prior to January 1, 2006 is included as a component of additional paid-in capital. The total grant date fair value of the share based awards recognized as compensation expense during the quarters ended March 31, 2007 and 2006 was $29.4 million and $26.0 million, respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following tables details the activity of restricted stock and restricted stock units:

		Weighted
	Three Months Ended	Average Grant
	March 31, 2007	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	4,336	$19.12
Grants	3,592	$28.37
Forfeited	(96)	$25.19
Vested	(1,535)	$19.57

Balance, end of period	6,297	$24.44

			Weighted
	Three Months Ended		Average Grant
	March 31, 2007		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of year	14,813	13,905	$19.21	$7.26
Grants, includes dividends	2,021	—	$25.41	$—
Deferral expiration	—	(1,037)	$—	$12.12
Forfeited	(231)	—	$20.97	$—
Vested	(2,603)	2,603	$17.91	$17.91

Balance, end of period	14,000	15,471	$20.47	$8.60

The compensation cost associated with restricted stock and restricted stock units includes the amortization of the current year and prior years’ grants and amounted to $29,158,000 and $25,517,000 for the three-month period ended March 31, 2007 and 2006, respectively. The average fair value of the vested awards during the first quarter of 2007 was approximately $28.12 per share.
Stock Options

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The fair value of all option grants for all of our plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option grants in 2007 and 2006. A summary of the status of our stock options in all of our stock-based plans as of March 31, 2007 and changes during the three-month period then ended is presented below:

		Weighted-Average
Dollars and shares in thousands, except per share data	Options	Exercise Price
Outstanding, December 31, 2006	1,688	$11.02
Granted	—	—
Exercised	(271)	$10.59
Canceled	—	—

Outstanding, March 31, 2007	1,417	$11.10

The total intrinsic value of stock options exercised during the quarters ended March 31, 2007 and 2006 was $3.0 million and $26.3 million, respectively. Cash received from the exercise of stock options during the quarters ended March 31, 2007 and 2006 totaled $1.7 million and $2.9 million, respectively, and the tax benefit realized from stock options exercised during the quarters ended March 31, 2007 and 2006 was $1.2 million and $5.6 million, respectively.
The table below provides additional information related to stock options outstanding at March 31, 2007:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
March 31, 2007	Forfeitures	Exercisable
Number of options	1,417	1,417
Weighted-average exercise price	$10.59	$10.59
Aggregate intrinsic value	$25,293	$25,293
Weighted-average remaining contractual term, in years	0.98	0.98
At March 31, 2007, the intrinsic value of vested options was approximately $25.3 million for which tax benefits expected to be recognized in equity upon exercise are approximately $10.6 million.
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
As required by FASB 123R, the following table sets forth the pro forma net earnings that would have been reported for the three-months ended March 31, 2007 and 2006, if equity-based awards granted to retirement-eligible employees that allowed for continuous vesting upon retirement had been expensed on or prior to the grant date.
Proforma Compensation Costs (in thousands)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended
	Mar. 31, 2007	Mar. 31, 2006
Compensation and benefits, as reported	$227,666	232,734
Effect of expensing share based awards granted to retirement-eligible employees (1)	(3,785)	(2,706)

Pro forma compensation and benefits costs	223,881	230,028

(1)	Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards. The 2006 pro forma impact represents the presumed benefit associated with amortizing pre-2006 awards over the service period prior to the grant date for retirement-eligible employees.
Note 22. Subsequent Events
On April 2, 2007 we formed Jefferies High Yield Trading, LLC (“JHYT”) to conduct the secondary market trading activities previously performed by the High Yield division of Jefferies and our High Yield Funds. The activities of JHYT are overseen by our CEO, and the same long-standing team that was previously responsible for these trading activities.
JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities.
We and Leucadia National Corporation (“Leucadia”) expect to increase our respective investments in Jefferies High Yield Holdings, LLC (“Holdings”), the new holding company which owns 100% of JHYT, to $600 million over time. Holdings provides for additional capital investments from third party investors through funds managed by us of up to $800 million in the aggregate over time. The term of the arrangement is for six years, with an option to extend. We will each have the right to nominate two of a total of four directors to Holdings’ board of directors, and each respectively own 50% of the voting securities of Holdings.
Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that Holdings meets the definition of a variable interest entity. We are the primary beneficiary and will consolidate Holdings in the second quarter of 2007.

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
•	the description of our business and risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the SEC on March 1, 2007;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Critical Accounting Policies
The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements.
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
Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation of financial instruments and our use of estimates related to compensation and benefits during the year.
Valuation of Financial Instruments

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our financial instruments are primarily recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The use of fair value to measure financial instruments is fundamental to our financial statements and is our most critical accounting policy. Unrealized gains or losses are generally recognized in principal transactions in our Consolidated Statement of Earnings. Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.
We adopted FASB 157 and FASB 159, as of the beginning of 2007. See Notes 1 and 4 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FASB 157 and FASB 159, including the impact of adoption.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Revenues by Source
The following provides a breakdown of total revenues by source for the past three years (in thousands of dollars).

	Year Ended December 31,
	2006		2005		2004
		% of		% of		% of
		Total		Total		Total
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(Dollars in Thousands)
Equity	$538,891	27%	$438,080	29%	$503,848	42%
Fixed income & commodities	245,289	12	178,674	12	126,353	11

Total	784,180	39	616,754	41	630,201	53
Investment banking	540,596	28	495,014	33	352,804	29
Asset management fees and investment income from managed funds:
Asset management fees	55,462	3	50,943	4	38,208	3
Investment income from managed funds	54,088	3	31,109	2	42,976	4

Total	109,550	6	82,052	6	81,184	7
Interest	528,882	27	304,053	20	134,450	11

Total revenues	$1,963,208	100%	$1,497,873	100%	$1,198,639	100%

The following provides a breakdown of total revenues by source for the three-month period ended March 31, 2007 and 2006 (in thousands of dollars).

	Three Months Ended
	March 31, 2007		March 31, 2006
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues
Equity	$173,057	28%	$173,109	33%
Fixed income & commodities	56,465	9	68,652	13

Total	229,522	37	241,761	46
Investment banking	170,115	27	127,734	24
Asset management fees and investment income from managed funds:
Asset management fees	9,451	2	26,009	5
Investment income from managed funds	13,034	2	14,813	3

Total	22,485	4	40,822	8
Interest	201,162	32	113,760	22

Total revenues	$623,284	100%	$524,077	100%

First Quarter 2007 Versus First Quarter 2006
Overview
Revenues increased $99.2 million, or 19%, to $623.3 million, compared to $524.1 million for the first quarter of 2006. The increase was primarily due to a $42.4 million, or 33%, increase in investment banking revenue, and a $87.4 million, or 77%, increase in interest revenues (net interest income, which is interest revenue less interest expense, decreased $8.4 million), partially offset by a $12.2 million, or 5%, decrease in equity and fixed income and commodities revenues, and a $18.3 million, or 45%, decrease in asset management fees and investment income from managed funds.

JEFERIES GROUP, INC. AND SUBSIDIARIES
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $173.1 million, which was relatively comparable to the first quarter of 2006. Although equity product revenue was relatively flat for the quarter, we had strong contributions from most of our equity revenue products. Specifically, we had solid contributions from our cash equity product, proprietary trading and investing, equity derivatives and algorithmic trading. In addition, we began revenue generation from our prime brokerage effort which was launched in October of 2006.
Fixed Income & Commodities Revenue
Fixed income and commodities revenue is comprised of high yield, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $56.5 million, down 18% over last year’s quarter. The decrease was driven by decreased activity in the high yield and commodity markets and offset by increased market share in investment grade fixed income. High yield and commodities product revenue both posted positive results for the quarter, however, product revenues decreased from last year’s record first quarter, due to lower trading results in energy related products. Investment grade income revenues increased despite the increase in short term interest rates and a flattening yield curve.
Investment Banking Product Revenue

	Quarter Ended
	March 31,	March 31,	Percentage
	2007	2006	Change
	(Dollars in Thousands)
Capital markets	$90,300	$46,918	92%
Advisory	79,815	80,816	(1% )

Total	$170,115	$127,734	33%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services, were $90.3 million, an increase of 92% from the first quarter of 2006. The increase in capital markets revenues was led by a strong performance in debt underwritings as well as the expansion of our investment banking activities outside the United States.
Revenues from advisory activities were $79.8 million, which was relatively comparable to the first quarter of 2006. Although advisory related revenue was relatively flat for the quarter, we had strong contributions attributable to services rendered on assignments in the technology, industrial, energy and aerospace and defense sectors.
Asset Management Fee Revenue
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $22.5 million, down 45% over the first quarter of 2006. The decrease in asset management revenue was a result of (1) a decrease in managed equity assets from the prior quarter and (2) strong prior period performance from managed equity assets; such performance was not replicated during the current quarter.

JEFERIES GROUP, INC.AND SUBSIDIARIES
Changes in Assets under Management

	Three	Three
	Month	Month
	Period	Period
	Ending	Ending
	Mar. 31,	Mar. 31,
In millions	2007	2006	Percent Change
Balance, beginning of period (1)	$5,282	$4,260	24%

Net cash flow in (out)	439	(195)
Net market appreciation	111	183

	550	(12)

Balance, end of period	$5,832	$4,248	37%

(1)	Excludes certain 3rd party managed funds that are no longer considered assets under management.
The increase in net cash flow in during the first quarter of 2007 is primarily due to the commencement of the Clear Lake CLO and increased assets under management from our international convertible bond funds.
Net Interest Revenue
Interest income increased $87.4 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $95.8 million primarily as a result of increased stock lending activity, increases in interest rates, the issuance of our $500 million of senior unsecured debentures, our $125 million in Series A Mandatorily Convertible Preferred Stock and the financing of higher financial instrument levels.
Compensation and Benefits
Compensation and benefits decreased $5.1 million, or 2%, versus the 1% increase in net revenues. The decrease was primarily due to our ability to leverage our investment banking platform.
Average employee headcount increased 12% from 2,030 during the first quarter of 2006 to 2,265 during the first quarter of 2007. The ratio of compensation to net revenues was approximately 54.4% for the first quarter of 2007 as compared to 56.0% for the first quarter of 2006.

JEFERIES GROUP, INC.AND SUBSIDIARIES
Non-Personnel Expenses
Non-personnel expense was $87.7 million for the first quarter of 2007 versus $85.3 million for the first quarter of 2006 or 20.9% of net revenues for the first quarter of 2007 versus 20.5% of net revenues for the first quarter of 2006. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased technology and communications, occupancy, legal and compliance and other costs associated with higher levels of business activity.
Earnings before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle, Net
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $6.1 million, or 6%, to $103.5 million, compared to $97.4 million for the first quarter of 2006. The effective tax rates were approximately 39.3% for the first quarter of 2007 and 39.5% for the first quarter of 2006.
Earnings per Share
Basic net earnings per share were $0.44 for the first quarter of 2007 on 140,897,000 shares compared to $0.45 in the first quarter of 2006 on 130,358,000 shares. Diluted net earnings per share were $0.42 for the first quarter of 2007 on 152,058,000 shares compared to $0.41 in the first quarter of 2006 on 142,942,000 shares. The diluted earnings per share calculation for the first quarter of 2007 includes an addition of $1.0 million to net earnings for preferred dividends. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
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

JEFERIES GROUP, INC.AND SUBSIDIARIES
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	March 31, 2007	December 31, 2006
Cash and cash equivalents:
Cash in banks	$156,934	$107,488
Money market investments	59,643	405,553

Total cash and cash equivalents	216,577	513,041
Cash and securities segregated (1)	692,941	508,303
Mortgage-backed securities (2)	4,512	43,151
Asset-backed securities (2)	4,095	28,009

	$918,125	$1,092,504

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are included in Financial Instruments Owned (see note 4 of the Notes to Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash in normal market conditions.
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers’ call loan rate. We had $110.0 million and $0 of outstanding secured bank loans as of March 31, 2007 and December 31, 2006, respectively. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had $121.9 million and $0 of outstanding unsecured bank loans as of March 31, 2007 and December 31, 2006, respectively. Average daily bank loans for the quarter ended March 31, 2007 and year ended December 31, 2006 were $171.4 million and $12.4 million, respectively.
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
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $537 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $264.3 million in letters of credit outstanding as of March 31, 2007, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

JEFERIES GROUP, INC.AND SUBSIDIARIES
Excess Liquidity
Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets that are readily convertible into cash on a secured basis on short notice. Certain investments are also readily convertible to cash. In addition, we have $537 million of unsecured, uncommitted lines of credit with various banks.
Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows, inclusive of potential equity repurchases, for one year during a stressed liquidity environment. Expected cash outflows include:
•	The repayment of our unsecured debt maturing within twelve months ($100 million outstanding at March 31, 2007);
•	The payment of interest expense (including dividends on our mandatorily redeemable convertible preferred stock) on our long term debt;
•	The anticipated funding of outstanding investment commitments;
•	The anticipated fixed costs over the next 12 months;
•	Potential stock repurchases; and
•	Certain accrued expenses and other liabilities
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $7,870.0 million, or 44%, from $17,825.5 million at December 31, 2006 to $25,695.5 million at March 31, 2007. Our financial instruments owned, including securities pledged to creditors, increased $2,233.4 million, while our financial instruments sold, not yet purchased increased $1,339.4 million. Our securities borrowed and securities purchased under agreements to resell increased $5,272.3 million, while our securities loaned and securities sold under agreements to repurchase increased $5,878.1 million.

JEFERIES GROUP, INC.AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	March 31, 2007	December 31, 2006
Stockholders’ equity	$1,689,159	$1,581,087
Less: Goodwill	(261,401)	(257,321)

Tangible stockholders’ equity	$1,427,758	$1,323,766

Stockholders’ equity	$1,689,159	$1,581,087
Add: Projected tax benefit on vested portion of restricted stock	152,304	130,700

Pro forma stockholders’ equity	$1,841,463	$1,711,787

Tangible stockholders’ equity	$1,427,758	$1,323,766
Add: Projected tax benefit on vested portion of restricted stock	152,304	130,700

Pro forma tangible stockholders’ equity	$1,580,062	$1,454,466

Shares outstanding	124,238,242	119,546,914
Add: Shares not issued, to the extent of related expense amortization	26,497,871	24,139,907
Less: Shares issued, to the extent related expense has not been amortized	(4,626,220)	(1,813,423)

Adjusted shares outstanding	146,109,893	141,873,398

Book value per share (1)	$13.60	$13.23

Pro forma book value per share (2)	$12.60	$12.07

Tangible book value per share (3)	$11.49	$11.07

Pro forma tangible book value per share (4)	$10.81	$10.25

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
Tangible stockholders’ equity, pro forma book value per share, tangible book value per share and pro forma tangible book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets. We calculate pro forma book value per share as stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We calculate pro forma tangible book value per share by dividing tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We consider these ratios as meaningful measurements of our financial condition and believe they provide investors with additional metrics to comparatively assess the fair value of our stock.

JEFERIES GROUP, INC.AND SUBSIDIARIES
Capital Resources
We had total long term capital of $3.0 billion and $2.9 billion as of March 31, 2007 and December 31, 2006, respectively, resulting in a long-term debt to total capital ratio of 39% and 41%, respectively. Our total capital base as of March 31, 2007 and December 31, 2006 was as follows (in thousands):

	March 31,	December 31,
	2007	2006
Long-Term Debt	$1,169,278	$1,168,562
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	1,689,159	1,581,087

Total Capital	$2,983,437	$2,874,649

Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities lending, and through our $537 million of uncommitted unsecured bank lines. Our ability is further enhanced by the cash proceeds from the $500 million senior unsecured bonds and $125 million in series A preferred stock, both issued in the first quarter of 2006.
At March 31, 2007, our senior debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.3 million, $348.4 million, $328.7 million and $100.0 million due in 2036, 2016, 2012 and 2007, respectively.
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
In May 2007 Moody’s Investors Services raised to positive from stable the rating outlook on our long-term debt.
Jefferies and Jefferies Execution are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies and Jefferies Execution use the alternative method of calculation.

JEFERIES GROUP, INC.AND SUBSIDIARIES
Net Capital
As of March 31, 2007, Jefferies’ and Jefferies Execution’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$254,882	$236,599
Jefferies Execution	$25,216	$24,966
Guarantees
As of March 31, 2007, we had outstanding guarantees of $20.0 million relating to an undrawn bank credit obligation of an associated investment fund in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36.0 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P. (“Fund IV”).
We have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.2 million) to Jefferies (Japan) Limited. In addition, as of March 31, 2007, we had commitments to invest up to $266.8 million in various investments, including $215.0 million in Jefferies Finance LLC, $39.4 million in Fund IV and $12.4 million in other investments.
Leverage Ratios
The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of March 31, 2007 and December 31, 2006. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	March 31, 2007	December 31, 2006
Total assets	$25,695,487	$17,825,457
Adjusted assets (1)	25,002,546	17,317,154
Net adjusted assets (2)	10,049,382	7,605,260
Leverage ratio (3)	15.2	11.3
Adjusted leverage ratio (4)	14.8	11.0
Net adjusted leverage ratio (5)	5.9	4.8

(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.
Stock Repurchases
During 2007, we purchased 589,793 shares of our common stock for $16.7 million in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans. We believe that we have sufficient liquidity and capital resources to make these repurchases without any material adverse effect on us.

JEFERIES GROUP, INC.AND SUBSIDIARIES
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
Value-at Risk
In general, Value-at-Risk (“VaR”) measures potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate VaR over a one day holding period measured at a 95% confidence level which implies the potential loss of daily trading revenue is expected to be at least as large as the VaR amount on one out of every twenty trading days.
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

	Daily VaR (1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR			Average VaR 3 Months Ended
Risk Categories	3/31/07	12/31/06	9/30/06	3/31/07	12/31/06	9/30/06
Interest Rates	$2.04	$1.39	$1.03	$1.36	$1.07	$0.89
Equity Prices	$9.11	$6.37	$4.76	$7.14	$5.44	$4.83
Currency Rates	$0.44	$0.34	$0.48	$0.34	$0.34	$0.41
Commodity Prices	$1.77	$0.80	$3.29	$0.92	$1.41	$1.83
Diversification Effect[2]	$-5.25	$-3.36	$-4.47	$-2.78	$-3.18	$-2.89

Firmwide	$8.10	$5.54	$5.09	$6.99	$5.08	$5.07

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily(1)

	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	3/31/07		12/31/06		9/30/06
Risk Categories	high	low	high	low	high	low

Interest	$2.0	$0.9	$1.5	$0.4	$1.0	$0.7
Equity	$9.2	$5.8	$6.4	$4.2	$5.3	$4.2
Currency	$0.4	$0.2	$0.4	$0.2	$0.5	$0.2
Commodity	$1.9	$0.2	$3.2	$0.6	$3.2	$0.7
Firmwide	$9.0	$5.4	$5.8	$4.2	$6.3	$4.2

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $6.99 million during the first quarter of 2007 increased from $5.08 million during the fourth quarter of 2006 mainly due to an increase in exposure to equity prices.
The following table presents our daily VaR over the last four quarters:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated one outlier when comparing the 95% one-day VaR with the back-testing profit and loss in the first quarter of 2007. A 95% confidence one-day VaR model should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in the first quarter of 2007.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “First Quarter 2007 vs. First Quarter 2006 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 1, 2007. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On January 31, 2007, we issued approximately 671,614 shares of our common stock. These shares were issued to partly satisfy our deferred share obligations owing to certain current and former employees pursuant to the Jefferies Group, Inc. 2003 Deferred Compensation Plan in respect of compensation deferral elections made by employees in calendar years 2001 and 2002. The issuance of the common stock is exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Issuer Purchases of Equity Securities

			(c) Total Number of
	(a)Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs	Plans or Programs (2)
January 1 — January 31, 2007	9,316	28.87	—	5,939,000
February 1 — February 28, 2007	417,602	28.82	—	5,939,000
March 1 — March 31, 2007	162,875	26.72	—	5,939,000

Total	589,793	28.24	—

(1)	We repurchased an aggregate of 589,793 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.

10.1	Summary of the 2007 and 2008 Executive Compensation for Messrs. Handler and Friedman is incorporated herein by reference to Exhibit 10 of the Registrant’s Form 8-K filed on August 25, 2006.

10.2*	Summary of the 2007 Executive Compensation for Messrs. Schenk and Feller and Ms. Syrjamaki.

10.3*	Master Agreement for the Formation of a Limited Liability Company, dated as of February 28, 2007 among Jefferies Group, Inc., Jefferies & Company, Inc. and Leucadia National Corporation.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.

(Registrant)

Date:	May 9, 2007	By:	/s/ Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer