Form 10-Q
period 2007-06-30
JEFFERIES GROUP INC /DE/
filed 2007-08-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 125,840,905 shares as of the close of business August 6, 2007.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$709,661	$513,041
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	757,415	508,303
Investments	137,613	125,533
Investments in managed funds	327,392	372,869
Securities borrowed	19,679,270	9,711,894
Securities purchased under agreements to resell	1,705,693	226,176
Receivable from brokers, dealers and clearing organizations	845,279	254,580
Receivable from customers	777,322	663,552
Financial instruments owned, including securities pledged to creditors of $2,010,710 and $1,481,098 in 2007 and 2006, respectively	6,629,269	4,606,223
Premises and equipment	109,536	91,375
Goodwill	305,324	257,321
Other assets	529,301	494,590

Total Assets	$32,513,075	$17,825,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans and current portion of long-term debt	$163,796	$99,981
Securities loaned	9,871,507	6,794,554
Securities sold under agreements to repurchase	10,557,975	2,092,838
Payable to brokers, dealers and clearing organizations	1,216,533	669,196
Payable to customers	1,015,156	1,010,486
Financial instruments sold, not yet purchased	4,807,479	3,600,869
Accrued expenses and other liabilities	600,535	650,974

	28,232,981	14,918,898
Long-term debt	1,759,284	1,168,562
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	607,166	31,910

Total Liabilities	30,724,431	16,244,370

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 153,078,810 shares in 2007 and 145,628,024 shares in 2006	15	14
Additional paid-in capital	1,020,542	876,393
Retained earnings	1,049,323	952,263
Less:
Treasury stock, at cost, 27,338,668 shares in 2007 and 26,081,110 shares in 2006	(289,479)	(254,437)
Accumulated other comprehensive gain:
Currency translation adjustments	11,153	9,764
Additional minimum pension liability	(2,910)	(2,910)

Total accumulated other comprehensive gain	8,243	6,854

Total stockholders’ equity	1,788,644	1,581,087

Total Liabilities and Stockholders’ Equity	$32,513,075	$17,825,457

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Commissions	$83,094	$71,634	$160,126	$140,636
Principal transactions	129,030	94,124	273,479	254,104
Investment banking	223,093	122,932	393,208	250,666
Asset management fees and investment income from managed funds	13,384	22,527	35,869	63,349
Interest	310,739	138,851	511,901	252,611
Other	7,005	7,051	15,046	19,830

Total revenues	766,345	457,119	1,389,629	981,196
Interest expense	300,885	129,776	505,360	238,439

Revenues, net of interest expense	465,460	327,343	884,269	742,757

Non-interest expenses:
Compensation and benefits	251,602	176,675	479,268	409,409
Floor brokerage and clearing fees	16,527	16,934	31,109	30,867
Technology and communications	23,703	19,128	45,860	38,373
Occupancy and equipment rental	17,864	13,399	36,035	28,571
Business development	12,080	10,801	25,189	23,404
Other	15,293	9,691	34,924	34,011

Total non-interest expenses	337,069	246,628	652,385	564,635

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	128,391	80,715	231,884	178,122
Income taxes	45,046	31,357	85,704	69,789

Earnings before minority interest and cumulative effect of change in accounting principle	83,345	49,358	146,180	108,333
Minority interest in earnings of consolidated subsidiaries	15,510	3,778	16,086	5,912

Earnings before cumulative effect of change in accounting principle, net	67,835	45,580	130,094	102,421
Cumulative effect of change in accounting principle, net	—	—	—	1,606

Net earnings	$67,835	$45,580	$130,094	$104,027

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.48	$0.34	$0.92	$0.78
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.48	$0.34	$0.92	$0.79

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.45	$0.32	$0.86	$0.72
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.45	$0.32	$0.86	$0.73

Weighted average shares:
Basic	142,092	133,621	141,498	131,993
Diluted	154,301	147,605	153,183	145,287
Fixed charge coverage ratio	5.5X	4.2X	5.3X	4.7X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2007 AND YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands, except per share amounts)

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2007	2006

Common stock, par value $.0001 per share
Balance, beginning of year	$14	$7
Issued stock	1	7

Balance, end of period	$15	$14

Additional paid in capital
Balance, beginning of year	$876,393	$709,447
Benefit plan share activity (1)	24,648	33,360
Amortization expense	73,047	83,137
Proceeds from exercise of stock options	2,391	17,543
Acquisitions	7,896	—
Tax benefits	36,167	32,906

Balance, end of period	$1,020,542	$876,393

Retained earnings
Balance, beginning of year, as previously reported	$952,263	$803,262
Cumulative effect of adjustment from adoption of FIN 48	(410)	—
Net earnings	130,094	205,750
Dividends	(32,624)	(56,749)

Balance, end of period	$1,049,323	$952,263

Treasury stock, at cost
Balance, beginning of year	$(254,437)	$(220,703)
Purchases	(32,720)	(23,972)
Returns / forfeitures	(2,322)	(9,762)

Balance, end of period	$(289,479)	$(254,437)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$6,854	$(5,163)
Currency adjustment	1,389	8,802
Pension adjustment	—	3,215

Balance, end of period	$8,243	$6,854

Total stockholders’ equity	$1,788,644	$1,581,087

Comprehensive income
Net earnings	$130,094	$205,750
Other comprehensive income	1,389	12,017

Total comprehensive income	$131,483	$217,767

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Director Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006

Cash flows from operating activities:

Net earnings	$130,094	$104,027

Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of accounting change, net	—	1,606
Depreciation and amortization	13,173	9,593
Accruals related to various benefit plans, stock issuances, net of forfeitures	95,374	46,794
(Increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(248,279)	(292,527)
(Increase) decrease in receivables:
Securities borrowed	(9,967,303)	168,137
Brokers, dealers and clearing organizations	(632,768)	(181,543)
Customers	(113,390)	(58,612)
Increase in financial instruments owned	(1,721,667)	(1,936,566)
Increase in securities purchased under agreements to resell	(1,479,517)	—
Increase in other assets	(38,559)	(31,885)
Increase (decrease) in operating payables:
Securities loaned	3,110,333	(140,623)
Securities sold under agreements to repurchase	8,465,137	—
Brokers, dealers and clearing organizations	624,170	261,915
Customers	4,678	155,412
Increase in financial instruments sold, not yet purchased	1,136,303	1,451,725
(Decrease) increase in accrued expenses and other liabilities	(59,865)	38,789
Increase (decrease) in minority interest	16,086	(2,699)

Net cash used in operating activities	(666,000)	(406,457)

Cash flows from investing activities:
Decrease in short term bond funds	—	7,037
Increase in investments	(9,953)	(17,256)
Increase in investments in managed funds	(13,216)	(2,747)
Business acquisitions, net of cash received	(17,185)	—
Cash paid for contingent consideration	(25,720)	(19,944)
Purchase of premises and equipment	(30,409)	(15,107)

Net cash used in investing activities	(96,483)	(48,017)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006

Cash flows from financing activities
Tax benefit from the issuance of stock based awards	36,167	16,802
Proceeds from reorganization of high yield secondary market trading	354,256	—
Redemption of capital units related to our reorganization of high yield secondary market trading	(25,780)	—
Net proceeds from (payments on):
Bank loans	63,801	—
Issuance of senior notes	593,176	492,155
Issuance of mandatorily redeemable convertible preferred stock	—	125,000
Minority interest holders of consolidated subsidiaries related to asset management activities	525	—
Repurchase of treasury stock	(32,720)	(15,218)
Dividends	(32,624)	(25,203)
Exercise of stock options, not including tax benefits	2,391	11,695

Net cash provided by financing activities	959,192	605,231

Effect of foreign currency translation on cash and cash equivalents	(89)	(587)

Net increase in cash and cash equivalents	196,620	150,170

Cash and cash equivalents — beginning of period	513,041	255,933

Cash and cash equivalents — end of period	$709,661	$406,103

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$485,991	$217,162
Income taxes	$27,112	$94,921
Non-cash proceeds from reorganization of high yield secondary market trading	$230,169	$—
LongAcre Acquisition:
Fair value of assets acquired, including goodwill	31,231	—
Liabilities assumed	(6,150)	—
Stock issued (311,831 shares)	(7,896)	—

Cash paid for acquisition	17,185	—

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
Reclassifications
Certain reclassifications have been made to previously reported balances to conform to the current presentation. These reclassifications had no effect on the Consolidated Statements of Earnings.
Starting in the third quarter of 2006, we included contingent consideration paid in subsequent periods relating to prior business combinations as investing activities in the Consolidated Statements of Cash Flows included in this report and accordingly have corrected the June 30, 2006 period to be consistent with the current presentation. The cash payments related to the contingent consideration are primarily paid during the first quarter. For the six months ended June 30, 2006, this correction had the effect of reducing net cash used in operating activities and increasing net cash used in investing activities by $19.9 million from that previously reported. The amounts involved are immaterial to the Consolidated Financial Statements. In addition, the change only affects the presentation within the Consolidated Statements of Cash Flows and does not impact the Consolidated Statements of Financial Condition or the Consolidated Statements of Earnings, debt balances or compliance with debt covenants.

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
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the Consolidated Statement of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $8.9 million and $9.0 million for the three month periods ended June 30, 2007 and 2006, respectively. Soft dollar expenses amounted to $16.6 million and $17.0 million for the six month periods ended June 30, 2007 and 2006, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) and investments are carried at fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings on a trade date basis.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statement of Earnings. Reimbursed expenses totaled approximately $3.6 million and $3.1 million for the three month periods ended June 30, 2007 and 2006, respectively, and totaled approximately $5.8 million and $6.7 million for the six month periods ended June 30, 2007 and 2006, respectively.
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we receive from management, administrative and performance fees

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
from funds managed by us, revenues from management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.
Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold, but not yet purchased on an accrual basis as a component of interest revenue. Interest flows on derivative transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statements of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest expense. In addition, we recognize interest revenue related to our securities borrowed activities and interest expense related to our securities loaned activities. See accounting policies related to securities borrowed and securities loaned for further explanation.
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
Investments

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Investments include direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. With the adoption of FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”), we apply fair value accounting on positions that are risk-managed on a fair value basis. Factors considered in valuing investments at fair value include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer and other pertinent information. For our strategic investment in Jefferies Finance, LLC we apply the equity method of accounting. Investment gains and losses are included in principal transactions in the Consolidated Statements of Earnings.
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
Securities Borrowed and Securities Loaned
In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
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
Goodwill

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
In accordance with FASB No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. No triggering events occurred during the second quarter of 2007 that required a re-evaluation of goodwill for impairment purposes.
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
In addition, with the adoption of FASB 123R on January 1, 2006, the awards granted to retirement eligible employees where the award does not contain future service requirements must be either expensed on the date of grant or, in certain circumstances, may be accrued in the periods prior to the grant date. Subsequent to the adoption of FASB 123R, we made certain changes to the terms of certain new grants which effectively eliminated accelerated expense recognition upon retirement and/or increased the retirement eligibility age and years of service from those generally provided for in prior grants. During the three month and six month periods ended June 30, 2007, we granted stock-based awards with a fair value of $0.3 million and $9.2 million, respectively, which require accelerated expense recognition upon retirement under FASB 123R.
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
Accounting and Regulatory Developments

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The transition adjustment to beginning retained earnings was a reduction of approximately $0.4 million.
FASB No. 157. In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“FASB 157”). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 reverses the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to existing derivative financial instruments measured under EITF Issue No. 02-3 and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. We adopted FASB No. 157 as of the beginning of 2007. To determine the transition adjustment to opening retained earnings, we performed an analysis of existing derivative instruments measured under EITF Issue 02-3 and block discounts, and determined that there was no transition adjustment to opening retained earnings as of January 1, 2007.
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
FASB No. 159. In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. FASB 159 allows for a one- time election for existing positions upon adoption, with the transition adjustment recorded to opening retained earnings. FASB 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We adopted FASB 159 as of the beginning of 2007. We elected to apply the fair value option on loans and loan commitments made in connection with our investment banking activities (“loans and loan commitments”). Loans and loan commitments are included in financial instruments owned on the Consolidated Statement of Financial Condition. At the time of adoption, we did not have such loans and loan commitments outstanding, therefore there was no transition adjustment recorded to opening retained earnings. In addition, we elected to apply the fair value option on certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. These investments had been accounted for by us at fair value prior to the adoption of FASB 159; therefore, there was no transition adjustment recorded to opening retained earnings related to these investments. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
FSP FIN 39-1. In April 2007, the FASB issued a Staff Position (“FSP”) FIN No. 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 will not have a material impact on our Consolidated Financial Statements.
EITF Issue No. 06-11. In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recorded as an increase in additional paid-in capital. We currently account for this tax benefit as a reduction to income tax expense. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. We intend to adopt EITF 06-11 in the first quarter of 2008. We are currently evaluating the impact of EITF 06-11 on our results of operations for the first quarter of 2008.
SOP No. 07-1. In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the scope of when an entity may apply the provisions of the AICPA Audit and Accounting

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Guide Investment Companies (“the Guide”). SOP 07-1 also provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company, and includes certain disclosure requirements. SOP 07-1 is effective for fiscal years beginning after December 15, 2007 with early adoption encouraged. We are currently evaluating the impact of SOP 07-1 on our results of operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2. Asset Management Fees and Investment Income From Managed Funds
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	June 30,	June 30,
	2007	2006
Assets under management:
Fixed Income (1)	$1,481	$1,077
Equities	235	465
Convertibles	2,872	1,987

	4,588	3,529

Assets under management by third parties (2):
Equities, Convertibles and Fixed Income	303	254
Private Equity	600	600

	903	854

Total	$5,491	$4,383

(1)	With the reorganization of our high yield secondary market trading activities, we no longer include high yield assets as assets under management as of June 30, 2007. Prior period amounts include assets under management from our high yield funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by us and funds managed by third parties for the three and six-month periods ended June 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Asset management fees:
Fixed Income (1)	$3,162	$11,068	$7,602	$16,110
Equities	965	(5,247)	3,145	11,883
Convertibles	3,166	3,054	5,997	4,697
Real Assets	—	43	—	2,237

	7,293	8,918	16,744	34,927

Investment income from managed funds	6,091	13,609	19,125	28,422

Total	$13,384	$22,527	$35,869	$63,349

(1)	With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities. Prior period amounts include asset management fees and investment income from managed funds related to our high yield funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by us and funds managed by third parties for the three months ended June 30, 2007 and 2006 (in millions of dollars):
Three Months Ended June 30, 2007

			Investment Income
			from Managed Funds —	Net Investment
	Average	Investment Income	Minority	Income from Managed
	Investment	from Managed Funds	Interest Portion	Funds

Fixed Income (1)	$222.0	$5.0	$—	$5.0
Equities	169.0	0.4	0.3	0.1
Convertibles	34.1	0.7	—	0.7

Total	$425.1	$6.1	$0.3	$5.8

(1)	Excludes high yield secondary market trading activities.
Three Months Ended June 30, 2006

			Investment Income
			from Managed Funds —	Net Investment
	Average	Investment Income	Minority	Income from Managed
	Investment	from Managed Funds	Interest Portion	Funds

Fixed Income	$185.7	$13.3	$4.1	$9.2
Equities	74.0	—	—	—
Convertibles	12.8	0.3	—	0.3
Real Assets	3.0	—	—	—

Total	$275.5	$13.6	$4.1	$9.5

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by us and funds managed by third parties for the six months ended June 30, 2007 and 2006 (in millions of dollars):
Six Months Ended June 30, 2007

			Investment Income
			from Managed Funds -	Net Investment
	Average	Investment Income	Minority	Income from Managed
	Investment	from Managed Funds	Interest Portion	Funds

Fixed Income (1)	$248.4	$12.4	$0.4	$12.0
Equities	165.3	5.5	0.4	5.1
Convertibles	33.8	1.2	—	1.2

Total	$447.5	$19.1	$0.8	$18.3

(1)	Excludes high yield secondary market trading activities.
Six Months Ended June 30, 2006

			Investment Income
			from Managed Funds -	Net Investment
	Average	Investment Income	Minority	Income from Managed
	Investment	from Managed Funds	Interest Portion	Funds

Fixed Income	$171.9	$20.8	$5.8	$15.0
Equities	74.1	5.9	—	5.9
Convertibles	12.5	1.0	—	1.0
Real Assets	7.1	0.7	—	0.7

Total	$265.6	$28.4	$5.8	$22.6

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Cash, Cash Equivalents, and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of June 30, 2007 and December 31, 2006 (in thousands of dollars):

	June 30, 2007	December 31, 2006

Cash and cash equivalents:
Cash in banks	$216,815	$107,488
Money market investments	492,846	405,553

Total cash and cash equivalents	709,661	513,041
Cash and securities segregated (1)	757,415	508,303
Mortgage-backed securities (2)	1,001	43,151
Asset-backed securities (2)	2,570	28,009

	$1,470,647	$1,092,504

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are included in financial instruments owned (see note 4 of the Notes to Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash, marginable or accessible for liquidity purposes.
Note 4. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of June 30, 2007 and December 31, 2006 (in thousands of dollars):

	June 30, 2007		December 31, 2006
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$2,985,217	$2,540,460	$1,737,174	$1,835,046
Corporate debt securities	2,351,668	1,300,265	1,918,829	1,185,400
U.S. Government and agency obligations	963,538	596,667	634,263	339,891
Mortgage-backed securities	1,001	—	43,151	—
Asset-backed securities	2,570	—	28,009	—
Derivatives	320,948	369,781	234,646	240,231
Other	4,327	306	10,151	301

	$6,629,269	$4,807,479	$4,606,223	$3,600,869

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of June 30, 2007 and December 31, 2006 (in thousands of dollars):

	June 30, 2007	December 31, 2006

Corporate equity securities	$1,711,914	$1,068,498
Corporate debt securities	298,796	412,600

	$2,010,710	$1,481,098

At June 30, 2007 and December 31, 2006, the approximate fair value of collateral received by us that may be sold or repledged by us was $20.7 billion and $9.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At June 30, 2007 and December 31, 2006, a substantial portion of this collateral received by us had been sold or repledged.
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
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of June 30, 2007 by level within the fair value hierarchy (in thousands of dollars):

				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Non-derivative instruments	$2,992,206	$3,063,420	$252,695	$—	$6,308,321
Derivative instruments	542,495	153,272	—	(374,819)	320,948

Total financial instruments owned	3,534,701	3,216,692	252,695	(374,819)	6,629,269
Investments (1)	—	—	92,923	—	92,923
Other assets (2)	—	3,939	—	—	3,939

Liabilities:
Financial instruments sold, not yet purchased:
Non-derivative instruments	3,140,115	1,294,748	2,835	—	4,437,698
Derivative instruments	517,694	277,426	—	(425,339)	369,781

Total financial instruments sold, not yet purchased	3,657,809	1,572,174	2,835	(425,339)	4,807,479

(1)	Our $44.7 million strategic equity method investment in Jefferies Finance LLC as of June 30, 2007 is excluded from this table.

(2)	Represents our interest rate swap entered into as a fair value hedge on $200 million aggregate principal amount of unsecured 7 3/4% senior notes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three and six months ended June 30, 2007 (in thousands of dollars):

	Three Months Ended
	Non-derivative	Non-derivative
	instruments —	instruments —
	Assets	Liabilities	Investments

Balance, March 31, 2007	$160,377	$—	$97,653
Total gains/ (losses) (realized and unrealized) (1)	260	—	3,307
Purchases, sales, settlements, and Issuances	77,055	(1,318)	(8,037)
Net transfers in and/or out of Level 3	15,003	(1,517)	—

Balance, June 30, 2007	$252,695	$(2,835)	$92,923

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2007 (1)	$(17,744)	$—	3,307

(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.

	Six Months Ended
	Non-derivative	Non-derivative
	instruments —	instruments —
	Assets	Liabilities	Investments

Balance, December 31, 2006	$205,278	$—	$97,289
Total gains/ (losses) (realized and unrealized) (1)	(2,783)	—	8,661
Purchases, sales, settlements, and Issuances	49,633	(1,318)	(13,027)
Net transfers in and/or out of Level 3	567	(1,517)	—

Balance, June 30, 2007	$252,695	$(2,835)	$92,923

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2007 (1)	$(21,364)	$—	$8,661

(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 5. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the Fed Funds rate. We had no outstanding secured bank loans as of June 30, 2007 and December 31, 2006. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $63.8 million and $0 of outstanding unsecured bank loans as of June 30, 2007 and December 31, 2006, respectively. Average daily bank loans for the six month period ended June 30, 2007 and year ended December 31, 2006 were $247.7 million and $12.4 million, respectively.
In addition, the current portion of our long-term debt maturing within one year of the financial statement date is classified with bank loans on the Consolidated Statement of Financial Condition. As of June 30, 2007 and December 31, 2006, the outstanding balance of our 7 1/2% Senior Notes, due in the third quarter of 2007, was $100.0 million and $100.0 million, respectively.
Note 6. Long-Term Debt
The following summarizes long-term debt outstanding at June 30, 2007 and December 31, 2006 (in thousands of dollars):

	June 30, 2007	December 31, 2006

7.75% Senior Notes, due 2012, net of unamortized discount of $4,318 (2007)	324,621	328,003
5.875% Senior Notes, due 2014, net of unamortized discount of $1,857 (2007)	248,143	—
5.5% Senior Notes, due 2016, net of unamortized discount of $1,590 (2007)	348,410	348,320
6.45% Senior Debentures, due 2027, net of unamortized discount of $4,176 (2007)	345,824	—
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,714 (2007)	492,286	492,239

	$1,759,284	$1,168,562

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4 % senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200 million aggregate principal amount of unsecured 7 3/4 % senior notes, after giving effect to the swaps, is 7.5%. The fair value of the swaps was $3.9 million as of June 30, 2007, which was recorded as an increase in the book value of the debt and an increase in other assets.
In January 2006, we sold in a registered public offering $500 million aggregate principal amount of our unsecured 6.25% 30-year senior debentures due January 15, 2036.
In June 2007, we sold in a registered public offering $600 million aggregate principal amount of our senior debt, consisting of $250 million of 5.875% senior notes due June 8, 2014 and $350 million of 6.45% senior debentures due June 8, 2027.
Note 7. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,066,875 shares of our common stock at an effective conversion price of approximately $30.74 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes. As of June 30, 2007, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 8. Income Taxes
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of adoption, we recognized a $0.4 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statement of Financial Condition. As of June 30, 2007 and January 1, 2007, we had approximately $4.2 million and $3.3 million, respectively, of total gross unrecognized tax benefits. These totals also represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of June 30, 2007 and January 1, 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.0 million and $1.0 million, respectively.
Note 9. Benefit Plans
The following summarizes the net periodic pension cost for the three-month and six-month periods ended June 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net pension cost included the following components:
Service cost (1)	$69	$—	$138	$—
Interest cost on projected benefit obligation	590	638	1,180	1,276
Expected return on plan assets	(628)	(560)	(1,256)	(1,120)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	141	255	282	510

Net periodic pension cost	$172	$333	$344	$666

(1)	Service costs relates to administrative expenses incurred during the three and six month periods.
We have not contributed to our pension plan during 2007. We anticipate contributing between approximately $2.0 million and $4.0 million during the remainder of 2007. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no further benefit accruals for service after December 31, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 10. Minority Interest
Under FASB No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”), certain minority interests in consolidated entities may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the entity, net of estimated liquidation costs. Our consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”). The mandatorily redeemable minority interests are entitled to a pro rata share of the profits of JHYH, as set forth in JHYH’s organization agreements, and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. The carrying amount of these mandatorily redeemable minority interests are approximately $613.5 million at June 30, 2007, which represents the initial capital and the pro rata share of the profits of JHYH assigned to the holder of the mandatorily redeemable minority interests. A certain portion of these mandatorily redeemable minority interests represent investments from Jefferies Special Opportunities Partners (“JSOP”) and Jefferies Employees Special Opportunities Partners (“JESOP”), and are eliminated in consolidation. The carrying amount of these mandatorily redeemable minority interests eliminated in consolidation is approximately $254.6 million at June 30, 2007, resulting in minority interest related to JHYH on a consolidated basis of approximately $358.9 million at June 30, 2007.
Minority interest also includes the minority equity holders’ proportionate share of the equity of JSOP and JESOP. At June 30, 2007, minority interest related to JSOP and JESOP was approximately $213.2 million and $27.7 million, respectively.
At June 30, 2007, we had other minority interests of approximately $7.4 million primarily related to our start-up asset management funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three-month and six-month period ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Earnings before cumulative effect of change in accounting principle, net	$67,835	$45,580	$130,094	$102,421
Cumulative effect of change in accounting principle, net	—	—	—	1,606

Net earnings	$67,835	$45,580	$130,094	$104,027
Add: Convertible preferred stock dividends	1,016	1,016	2,032	1,512

Net earnings for diluted earnings per share	$68,851	$46,596	$132,126	$105,539

Shares:
Average shares used in basic computation	142,092	133,621	141,498	131,993
Unvested restricted stock / restricted stock units	7,577	8,660	7,017	8,885
Stock options	568	1,290	608	1,422
Convertible preferred stock	4,064	4,034	4,060	2,987

Average shares used in diluted computation	154,301	147,605	153,183	145,287

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.48	$0.34	$0.92	$0.78
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.48	$0.34	$0.92	$0.79

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.45	$0.32	$0.86	$0.72
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.45	$0.32	$0.86	$0.73

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
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. We believe that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $(58.3) million and $(51.9) million, respectively at June 30, 2007 and $156.1 million and $(125.4) million, respectively at December 31, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of June 30, 2007:

	0 — 12	1 — 5	5 — 10
(in millions)	Months	Years	Years	Total

Swaps	$(59.0)	$0.7	$—	$(58.3)
Options	13.3	(65.2)	—	(51.9)
FX forwards	(0.4)	0.1	—	(0.3)
Exchange-traded futures	(27.0)	(3.1)	—	(30.1)

Total	$(73.1)	$(67.5)	$—	$(140.6)

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
At June 30, 2007 and December 31, 2006, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
(in millions)	June 30,	December 31,
	2007	2006

Counterparty credit quality:
A or higher	$(118.6)	$37.5
Exchange-traded futures and options (1)	(22.0)	13.4

Total	$(140.6)	$50.9

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
At June 30, 2007 and December 31, 2006 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
(in millions)	June 30,	December 31,
	2007	2006
Foundations, trusts and endowments	$(48.5)	$(6.4)
Financial services	(75.5)	4.7
Sovereign entity	25.3	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	(19.9)	39.2
Exchanges (1)	(22.0)	13.4

Total	$(140.6)	$50.9

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

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
We have also entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. The effective interest rate on the $200.0 million aggregate principal amount of unsecured 7 3/4% senior notes, after giving effect to the swaps, is 7.5%. The fair value of the swaps was positive $3.9 million as of June 30, 2007, which was recorded as an increase in the book value of the debt and an increase in derivative assets classified as part of other assets.
The following table presents the fair value of derivatives at June 30, 2007 and December 31, 2006. The fair value of assets/liabilities related to derivative contracts at June 30, 2007 and December 31, 2006 represent our receivable/payable for derivative financial instruments:

	June 30, 2007		December 31, 2006
(in thousands)	Assets	Liabilities	Assets	Liabilities

Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Exchange traded futures	$6,984	$30,148	$19,724	$2,116
Commodity related swaps (1)	12,959	20,825	61,741	—
Option contracts	301,005	318,548	152,361	238,115
Foreign exchange forward contracts	—	260	820	—

Total	$320,948	$369,781	$234,646	$240,231

Derivative instruments included in other assets:
Interest rate swaps	$3,939	—	7,690	—

(1)	Commodity related swaps are recorded net of collateral received and collateral pledged of $43.4 million and $93.9 million, respectively, as of June 30, 2007. Commodity related swaps are recorded net of collateral received and collateral pledged of $112.1 million and $20.3 million, respectively, as of December 31, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 13. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at June 30, 2007 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at March 31, 2007	$13,430	$(2,910)	$10,520
Change in second quarter of 2007	(2,277)	—	(2,277)

Ending at June 30, 2007	$11,153	$(2,910)	$8,243

The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at June 30, 2006 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	(Loss) Gain
Beginning at March 31, 2006	$1,415	$(6,125)	$(4,710)
Change in second quarter of 2006	5,087	—	5,087

Ending at June 30, 2006	$6,502	$(6,125)	$377

Comprehensive income for the three months ended June 30, 2007 and 2006 was as follows (in thousands of dollars):

	June 30,	June 30,
	2007	2006
Net earnings	$67,835	$45,580
Other comprehensive gain (loss)	(2,277)	5,087

Comprehensive income	$65,558	$50,667

The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at June 30, 2007 and for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at December 31, 2006	$9,764	$(2,910)	$6,854
Change in first half of 2007	1,389	—	1,389

Ending at June 30, 2007	$11,153	$(2,910)	$8,243

The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at June 30, 2006 and for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	(Loss) Gain
Beginning at December 31, 2005	$962	$(6,125)	$(5,163)
Change in first half of 2006	5,540	—	5,540

Ending at June 30, 2006	$6,502	$(6,125)	$377

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Comprehensive income for the six months ended June 30, 2007 and 2006 was as follows (in thousands of dollars):

	June 30,	June 30,
	2007	2006
Net earnings	$130,094	$104,027
Other comprehensive gain (loss)	1,389	5,540

Comprehensive income	$131,483	$109,567

Note 14. Net Capital Requirements
As registered broker-dealers, Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital.
As of June 30, 2007, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$431,263	$411,062
Jefferies Execution	$25,441	$25,191
Jefferies High Yield Trading	$645,698	$645,448
Note 15. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at June 30, 2007:

		Maturity Date
	Notional /			2009	2011	2013
	Maximum			and	and	and
	Payout	2007	2008	2010	2012	Later
	(Dollars in Millions)

Standby letters of credit	$309.1	$284.1	$25.0	—	—	—

Bank credit	$60.1	$60.1	—	—	—	—

Equity commitments	$504.1	—	—	—	$1.6	$502.5

Derivative contracts	$680.6	$680.6	—	—	—	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $309.1 million at June 30, 2007, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of June 30, 2007, there were no draw downs on these letters of credit.
Bank Credit. As of June 30, 2007, we had outstanding guarantees of $56.0 million relating to bank credit obligations ($46.3 million of which is undrawn) of associated investment vehicles in which we have an interest. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.1 million) to Jefferies (Japan) Limited.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the new total committed equity capitalization of Jefferies Finance LLC is $500 million. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of June 30, 2007, we have funded $40.0 million of our aggregate $250.0 million commitment leaving $210.0 million unfunded.
As of June 30, 2007, we have an aggregate commitment to invest in Jefferies Capital Partners IV L.P. and its related parallel fund of approximately $32.7 million.
As of June 30, 2007, we have funded approximately $350.0 million of our aggregate commitment in JHYH leaving approximately $250.0 million unfunded (see note 20 of the Notes to Consolidated Financial Statements for more information related to our commitment to invest in JHYH).
As of June 30, 2007, we had other equity commitments to invest up to $11.4 million in various other investments.
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include written equity put options. At June 30, 2007, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $680.6 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At June 30, 2007, the fair value of such derivative contracts approximated $10.6 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We did not have any commitments outstanding to non-investment grade borrowers as of June 30, 2007.
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
Note 16. Segment Reporting
Beginning in the second quarter of 2007, our international convertible bond funds are included within the results of the Asset Management segment. Previously, operations from our international convertible bond funds were included in the Capital Markets segment. Prior period disclosures have been adjusted to conform to the current quarter’s presentation. The above change was made in order to reflect the manner in which these segments are currently managed.
The Capital Markets reportable segment includes our traditional securities brokerage, including the results of our recently reorganized high yield secondary market trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total

Three months ended June 30, 2007
Net revenues	$449.6	$15.9	$465.5
Expenses	326.6	10.5	337.1

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$123.0	$5.4	$128.4

Six months ended June 30, 2007
Net revenues	$851.0	$33.3	$884.3
Expenses	630.7	21.7	652.4

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$220.3	$11.6	$231.9

Segment assets	$32,286.0	$227.1	$32,513.1

Three months ended June 30, 2006
Net revenues	$327.4	$(0.1)	$327.3
Expenses	246.3	0.3	246.6

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$81.1	$(0.4)	$80.7

Six months ended June 30, 2006
Net revenues	$711.4	$31.3	$742.7
Expenses	535.5	29.1	564.6

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$175.9	$2.2	$178.1

Segment assets	$15,160.1	$143.3	$15,303.4

Note 17. Goodwill
We acquired LongAcre Partners Limited in May 2007 and the Putnam Lovell Investment banking business (“Putnam”) in July 2007. The Putnam acquisition did not contain any contingencies related to additional consideration and will be recorded as a business combination during the third quarter of 2007.
The following is a summary of goodwill activity for the period ended June 30, 2007 (in thousands of dollars):

Six Months Ended
June 30, 2007

Balance, at December 31, 2006	$257,321
Add: Acquisition(s)	27,983
Add: Accrued contingent consideration	20,020

Balance, at June 30, 2007	$305,324

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The acquisitions of LongAcre Partners Limited, Helix Associates, Randall & Dewey, and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended June 30, 2007, the Broadview International LLC contingency for additional consideration was modified and all contingencies have been accrued for as of June 30, 2007. During the six month period ended June 30, 2007, we paid approximately $25.7 million in cash related to contingent consideration that had been earned during the current six month period or prior periods.
None of the acquisitions listed above were considered material based on the small percentage each represents of our total assets, equity, revenues and net earnings.
Note 18. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter
2007	$0.125	$0.125
2006	$0.075	$0.125
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
Note 19. Variable Interest Entities (“VIEs”)
Under the provisions of FIN 46(R) we determined that Jefferies High Yield Holdings (“JHYH”) and Jefferies Employees Special Opportunities Partners (“JESOP”) meet the definition of a VIE. We are the primary beneficiary of JHYH, and we and our employees (related parties) are the primary beneficiaries of JESOP. Therefore, we consolidate both JHYH and JESOP.
We also own significant variable interests in Clear Lake CLO, Summit Lake CLO and Victoria Falls CLO for which we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $1.1 billion as of June 30, 2007. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in these variable interest entities is $16.6 million at June 30, 2007 and is included in Investments in managed funds on our Consolidated Statements of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 20. High Yield Secondary Market Trading
In January 2000, we created three broker-dealer entities that employed a trading and investment strategy substantially similar to that historically employed by our High Yield division. Two of these entities, the Jefferies Partners Opportunity Fund and the Jefferies Partners Opportunity Fund II, were principally capitalized with equity contributions from institutional and high net worth investors. The third fund, Jefferies Employees Opportunity Fund (and collectively with the two Jefferies Partners Opportunity Funds, referred to as the “High Yield Funds”), was principally capitalized with equity investments from our employees and was therefore consolidated into our consolidated financial statements. The High Yield division and each of the funds shared gains or losses on trading and investment activities of the High Yield division on the basis of a pre-established sharing arrangement related to the amount of capital each had committed.
On April 2, 2007 we reorganized Jefferies High Yield Trading, LLC (“JHYT”) to conduct the secondary market trading activities previously performed by the High Yield division of Jefferies and the High Yield Funds. The activities of JHYT are overseen by Richard Handler, our Chief Executive Officer, and the same long-standing team previously responsible for these trading activities. JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT is a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).
We and Leucadia National Corporation (“Leucadia”) expect to increase our respective investments in JHYH to $600 million each over time. We and Leucadia each have the right to nominate two of a total of four directors to JHYH’s board of directors, and each respectively own 50% of the voting securities of JHYH. JHYH provides the opportunity for additional capital investments over time from third party investors through two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”). The term of the arrangement is for six years, with an option to extend.
Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that JHYH meets the definition of a variable interest entity. We are the primary beneficiary and consolidate JHYH.
Assets of JHYH were $1.2 billion as of June 30, 2007. JHYH’s net revenue and formula-determined non-interest expenses for the three month period ended June 30, 2007 amounted to $41.0 million and $10.9 million, respectively. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH.

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
Additionally, the Directors’ Plan permits each non-employee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a Director’s account and reinvested as additional deferred shares.
Employee Stock Purchase Plan. We also have an Employee Stock Purchase Plan (“ESPP”). All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary and are made via payroll deduction. The employee contributions are used to purchase our common stock. The stock price used is 95% of the closing price of our common stock on the last day of the applicable session (monthly).

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2006, 2005, and 2004, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest at a 10% discount in deferred shares of our stock (“DCP deferred shares”), stock options (prior to 2004) and other alternatives on a pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned. In addition, the compensation cost related to the discount on the DCP deferred shares provided by the plan for the three-month and six-month period ended June 30, 2007 and 2006 was $1,008,000 and $727,000, and $1,215,000 and $934,000, respectively.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan for the three-month and six-month period ended June 30, 2007 and 2006, was $2,022,000 and $775,000, and $5,898,000 and $2,448,000, respectively.
Adoption of FASB 123R
We adopted the fair value recognition provisions for share based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
Prior to the adoption of FASB 123R, we presented all tax benefits resulting from share based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $36.2 million and $16.8 million related to share based compensation in cash flows from financing activities in the first half of 2007 and 2006, respectively.
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as additional compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of June 30, 2007, there was $320.1 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of 3 years. The unrecognized compensation cost related to nonvested share based awards was recorded as unearned compensation in stockholders’ equity at December 31, 2005 and was a reduction to stockholders’ equity. As part of the adoption of FASB 123R, the unrecognized compensation cost related to nonvested share based awards granted prior to January 1, 2006 is included as a component of additional paid-in capital.
The total compensation cost of share based awards was $44.9 million and $18.7 million for the three month periods ended June 30, 2007 and 2006, respectively, and $74.3 million and $43.3 million for the six month periods ended June 30, 2007 and 2006, respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following tables details the activity of restricted stock and restricted stock units:

		Weighted
	Six Months Ended	Average Grant
	June 30, 2007	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	4,336	$19.12
Grants	4,444	$28.60
Forfeited	(251)	$25.15
Vested	(1,581)	$19.57

Balance, end of period	6,948	$25.09

	Six Months Ended		Weighted
	June 30, 2007		Average Grant
	(Shares in 000s)		Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of year	14,813	13,905	$19.21	$7.26
Grants, includes dividends	2,584	137	$25.44	$1.32
Deferral expiration	—	(1,581)	$—	$12.24
Forfeited	(274)	—	$21.08	$—
Vested	(2,885)	2,885	$17.89	$17.89

Balance, end of period	14,238	15,346	$20.73	$8.56

The compensation cost associated with restricted stock and restricted stock units amounted to $43,872,000 and $16,108,000 for the three-month period ended June 30, 2007 and 2006, respectively, and $73,030,000 and $41,625,000 for the six-month period ended June 30, 2007 and 2006, respectively. The average fair value of the vested awards during the first half of 2007 was approximately $28.96 per share.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Stock Options
The fair value of all option grants for all of our plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option grants in 2007 and 2006. A summary of the status of our stock options in all of our stock-based plans as of June 30, 2007 and changes during the six-month period then ended is presented below:
Dollars and shares in thousands, except per share data

		Weighted-Average
	Options	Exercise Price
Outstanding, December 31, 2006	1,688	$11.02
Granted	—	—
Exercised	(352)	$10.22
Canceled	—	—

Outstanding, June 30, 2007	1,336	$11.23

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $4.1 million and $28.1 million, respectively. Cash received from the exercise of stock options during the six-months ended June 30, 2007 and 2006 totaled $2.4 million and $11.7 million, respectively, and the tax benefit realized from stock options exercised during the six-months ended June 30, 2007 and 2006 was $1.7 million and $6.7 million, respectively.
The table below provides additional information related to stock options outstanding at June 30, 2007:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
June 30, 2007	Forfeitures	Exercisable
Number of options	1,336	1,336
Weighted-average exercise price	$11.23	$11.23
Aggregate intrinsic value	$21,042	$21,042
Weighted-average remaining contractual term, in years	1.00	1.00
At June 30, 2007, the intrinsic value of vested options was approximately $21.0 million for which tax benefits expected to be recognized in equity upon exercise are approximately $8.8 million.

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
We adopted FASB 157 and FASB 159, as of the beginning of 2007. See notes 1 and 4 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FASB 157 and FASB 159, including the impact of adoption.
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
Reportable Business Segments
The Capital Markets reportable segment includes our traditional securities brokerage, including the results of our recently reorganized high yield secondary market trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis because the Asset Management segment is immaterial as compared to the consolidated Results of Operations.
Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the overall volume of trading, the volatility and general level of market prices, and the number and size of investment banking transactions may significantly affect our operations.
Revenues by Source

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the three-month period ended June 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended
	June 30, 2007		June 30, 2006
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

Equity	$144,563	19%	$101,173	22%
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	40,443	5	28,227	6
High yield (2)	34,123	4	43,409	10

Total	74,566	9	71,636	16
Investment banking	223,093	29	122,932	27
Asset management fees and investment income from managed funds (3):
Asset management fees	7,294	1	8,918	2
Investment income from managed funds	6,090	1	13,609	3

Total	13,384	2	22,527	5
Interest	310,739	41	138,851	30

Total revenues	$766,345	100%	$457,119	100%

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, convertible and commodities product revenue.

(2)	High yield revenue is comprised of revenue generated by our high yield secondary market trading activities during the second quarter of 2007 and revenue generated by our pari passu share of high yield revenue in the second quarter of 2006. Our economic share of the revenues from high yield secondary market trading was $16.9 million or 50% of the total high yield revenue for the second quarter ended June 30, 2007. For the prior year period we recorded our pari passu share of our high yield fixed income activities in this caption.

(3)	Prior period amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activites.
Consolidated Results of Operations
Revenues
Revenues increased $309.2 million, or 68%, to $766.3 million, compared to $457.1 million for the second quarter of 2006. The increase was primarily due to a $100.2 million, or 81%, increase in investment banking revenues, a $43.4 million, or 43%, increase in equity product revenues, a $12.2 million, or 43%, increase in fixed income (excluding high yield) and commodities revenues and a $171.9 million, or 124%, increase in interest revenues due to increased securities borrowing activities; partially offset by a $9.3 million, or 21%, decrease in high yield revenues and a $9.1 million, or 41%, decrease in asset management fees and investment income from managed funds.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $144.6 million, up 43% from the second quarter of 2006 primarily attributable to increased proprietary and block trading activities, as well as strong contributions from our cash equity revenue products.
Fixed Income and Commodities Revenue

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fixed income and commodities revenue is primarily comprised of high yield secondary market trading activities, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $74.6 million, up 4% over second quarter of 2006. The increase was driven by increased activity and volatility in most commodities markets, including energy related commodities markets, and strong contributions from post-reorganization securities; offset by a strong prior period performance in high yield secondary market trading.
Investment Banking Product Revenue

	Quarter Ended
	June 30, 2007	June 30, 2006	Percentage Change
	(Dollars in Thousands)
Capital markets	$135,635	$43,014	215%
Advisory	87,458	79,918	9%

Total	$223,093	$122,932	81%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services, were $135.6 million, an increase of 215% from the second quarter of 2006. The increase in capital markets revenues was led by a strong performance in debt underwritings as well as the expansion of our investment banking activities outside the United States.
Revenues from advisory activities were $87.5 million, an increase of 9% from the second quarter of 2006. The increase in advisory revenues was led by services rendered on assignments in the technology, industrial, energy, media and communications and aerospace and defense sectors.
Asset Management Fees and Investment Income from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $13.4 million, down $9.1 million over the second quarter of 2006. The decrease in asset management revenue was a result of a strong prior period performance from our High Yield Funds, which are no longer included in asset management effective April 2, 2007, offset by increased asset management fees from our international convertible bond funds.
Changes in Assets under Management

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Month Period
	Ending	Three Month Period
	June 30,	Ending
In millions	2007	June 30, 2006	Percent Change

Balance, beginning of period	$5,832	$4,038	44%

Net cash flow in (out)	(425)	288
Net market appreciation	84	57

	(341)	345

Balance, end of period	$5,491	$4,383	25%

The net cash outflow during the second quarter of 2007 is primarily due to the liquidation of our managed high yield funds due to the commencement of our reorganized high yield secondary market trading activities (which are no longer included in assets under management effective April 2, 2007) and the liquidation of the Jefferies Paragon Fund in June 2007, offset by increased assets under management from our international convertible bond funds.
Net Interest
Interest income increased $171.9 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $171.1 million primarily as a result of increased stock lending activity, increases in interest rates and the issuance of our $600 million of senior unsecured debentures in June 2007.
Compensation and Benefits
Compensation and benefits increased $74.9 million, or 42%, consistent with the 42% increase in net revenues. The ratio of compensation to net revenues was approximately 54.1% for the second quarter of 2007 as compared to 54.0% for the second quarter of 2006 Average employee headcount increased 12% from 2,078 during the second quarter of 2006 to 2,319 during the second quarter of 2007.
Non-Personnel Expenses
Non-personnel expense was $85.5 million for the second quarter of 2007 versus $70.0 million for the second quarter of 2006 or 18.4% of net revenues for the second quarter of 2007 versus 21.4% of net revenues for the second quarter of 2006. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased technology and communications costs as well as increased occupancy related to the expansion of the London and New York offices, offset by lower legal costs.
Earnings before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle, Net
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $47.7 million, or 59%, to $128.4 million, compared to $80.7 million for the second quarter of 2006. The effective tax rates were approximately 35.1% for the second quarter of 2007 and 38.8% for the second quarter of 2006. The lower effective tax rate is due to the minority interest holdings in JHYH which are not taxed at the Jefferies level.
Minority Interest

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Minority interest was $15.5 million compared to $3.8 million for the second quarter of 2006. The increase is due to the commencement of the JHYH. We now consolidate 100% of the operations of JHYH for financial reporting purposes beginning with the second quarter of 2007.
Earnings per Share
Diluted net earnings per share were $0.45 for the second quarter of 2007 on 154,301,000 shares compared to $0.32 in the second quarter of 2006 on 147,605,000 shares. The diluted earnings per share calculation for the second quarter of 2007 includes an addition of $1.0 million to net earnings for preferred dividends. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
Basic net earnings per share were $0.48 for the second quarter of 2007 on 142,092,000 shares compared to $0.34 in the second quarter of 2006 on 133,621,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the six-month period ended June 30, 2007 and 2006 (in thousands of dollars):

	Six Months Ended
	June 30, 2007		June 30, 2006
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

Equity	$317,620	23%	$274,282	28%
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	86,571	6	81,335	8
High yield (2)	44,460	3	58,953	6

Total	131,031	9	140,288	14
Investment banking	393,208	28	250,666	26
Asset management fees and investment income from managed funds (3):
Asset management fees	16,745	1	34,927	3
Investment income from managed funds	19,124	2	28,422	3

Total	35,869	3	63,349	6
Interest	511,901	37	252,611	26

Total revenues	$1,389,629	100%	$981,196	100%

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, convertible and commodities product revenue.

(2)	High yield revenue is comprised of revenue generated by our high yield secondary market trading activities during the second quarter of 2007 and revenue generated by our pari passu share of high yield revenue during the first quarter of 2007 and the first half of 2006. For the prior year period we recorded 100% of the revenue related to our pari passu share of our high yield revenue.

(3)	Prior period amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activities.
Consolidated Results of Operations
Revenues
Revenues increased $408.4 million, or 42%, to $1,389.6 million, compared to $981.2 million for the first half of 2006. The increase was primarily due to a $142.5 million, or 57%, increase in investment banking revenue, a $43.3 million, or 16%, increase in equity product revenue, a $5.2 million, or 6%, increase in fixed income (excluding high yield) and commodities, and a $259.3 million, or 103%, increase in interest revenue due to increased securities borrowing activities; partially offset by a $14.5 million, or 25%, decrease in high yield revenues, and a $27.5 million, or 43%, decrease in asset management fees and investment income from managed funds.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $317.6 million, up 16% from the first half of 2006 primarily attributable to increased proprietary and block trading activities, as well as strong contributions from our cash equity revenue products.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fixed Income and Commodities Revenue
Fixed income and commodities revenue is primarily comprised of high yield secondary market trading activities, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $131.0 million, down 7% over the first half of 2006. The decrease was driven by a strong prior period performance in high yield secondary market trading; offset by increased activity and volatility in most commodities markets, including energy related commodities markets, and strong contributions from post-reorganization securities.
Investment Banking Product Revenue

	Six Months Ended
	June 30, 2007	June 30, 2006	Percentage Change
	(Dollars in Thousands)
Capital markets	$225,935	$89,933	151%
Advisory	167,273	160,733	4%

Total	$393,208	$250,666	57%

Capital markets revenues, which consists primarily of debt, equity and convertible financing services, were $225.9 million, an increase of 151% from the first half of 2006. The increase in capital markets revenues was led by a strong performance in debt underwritings as well as the expansion of our investment banking activities outside the United States.
Revenues from advisory activities were $167.3 million, an increase of 4% from the first half of 2006. The increase in advisory revenues was led by services rendered on assignments in the technology, industrial, energy, media and communications and aerospace and defense sectors.
Asset Management Fees and Investment Income from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $35.9 million, down $27.5 million over the first half of 2006. The decrease in asset management revenue was a result of a strong prior period performance from our High Yield Funds, which are no longer included in asset management effective April 2, 2007, offset by increased asset management fees from our international convertible bond funds.
Changes in Assets under Management

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Six Month Period
	Ending	Six Month Period
	June 30,	Ending
In millions	2007	June 30, 2006	Percent Change

Balance, beginning of period	$5,282	$4,031	31%

Net cash flow in	14	124
Net market appreciation	195	228

	209	352

Balance, end of period	$5,491	$4,383	25%

The increase in net cash inflow during the first half of 2007 is primarily due to the commencement of the Clear Lake CLO and increased assets under management from our international convertible bond funds, partially offset by the liquidation of our managed high yield funds due to the commencement of our reorganized high yield secondary market trading activities (which are no longer included in assets under management) and the liquidation of the Jefferies Paragon Fund in June 2007.
Net Interest
Interest income increased $259.3 million primarily as a result of increased stock borrowing activity and increases in interest rates, and interest expense increased by $266.9 million primarily as a result of increased stock lending activity, increases in interest rates and the issuance of our $600 million of senior unsecured debentures in June 2007.
Compensation and Benefits
Compensation and benefits increased $69.9 million, or 17%, consistent with the 19% increase in net revenues. The ratio of compensation to net revenues was approximately 54.2% for the first half of 2007 as compared to 55.1% for the first half of 2006. Average employee headcount increased 12% from 2,054 during the first half of 2006 to 2,292 during the first half of 2007.
Non-Personnel Expenses
Non-personnel expense was $173.1 million for the first half of 2007 versus $155.2 million for the first half of 2006 or 19.6% of net revenues for the first half of 2007 versus 20.9% of net revenues for the first half of 2006. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased technology and communications costs as well as increased occupancy related to the expansion of the London and New York offices, offset by lower legal costs.
Earnings before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle, Net
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $53.8 million, or 30.2%, to $231.9 million, compared to $178.1 million for the first half of 2006. The effective tax rates were approximately 37.0% for the first half of 2007 and 39.2% for the first half of 2006. The lower effective tax rate is due to the minority interest holdings in JHYH which are not taxed at the Jefferies level.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Minority Interest
Minority interest was $16.1 million compared to $5.9 million for the first half of 2006. The increase is due to the commencement of JHYH. We now consolidate 100% of the operations of JHYH for financial reporting purposes beginning with the second quarter of 2007.
Earnings per Share
Diluted net earnings per share were $0.86 for the first half of 2007 on 153,183,000 shares compared to $0.73 in the first half of 2006 on 145,287,000 shares. The diluted earnings per share calculation for the first half of 2007 includes an addition of $2.0 million to net earnings for preferred dividends. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.
Basic net earnings per share were $0.92 for the first half of 2007 on 141,498,000 shares compared to $0.79 in the first half of 2006 on 131,993,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	June 30, 2007	December 31, 2006

Cash and cash equivalents:
Cash in banks	$216,815	$107,488
Money market investments	492,846	405,553

Total cash and cash equivalents	709,661	513,041
Cash and securities segregated (1)	757,415	508,303
Mortgage-backed securities (2)	1,001	43,151
Asset-backed securities (2)	2,570	28,009

	$1,470,647	$1,092,504

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are included in Financial Instruments Owned (see note 4 of the Notes to Consolidated Financial Statements). Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash in normal market conditions.
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the fed funds rate. We had no outstanding secured bank loans as of June 30, 2007 and December 31, 2006. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had $63.8 million and $0 of outstanding unsecured bank loans as of June 30, 2007 and December 31, 2006, respectively. Average daily bank loans for the six-months ended June 30, 2007 and year ended December 31, 2006 were $247.7 million and $12.4 million, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $797.0 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $309.1 million in letters of credit outstanding as of June 30, 2007, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Excess Liquidity
Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets that are readily convertible into cash on a secured basis on short notice. Certain investments are also readily convertible to cash. In addition, we have $797.0 million of unsecured, uncommitted lines of credit with various banks.
Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows for one year during a stressed liquidity environment. Expected cash outflows include:
•	The repayment of our unsecured debt maturing within twelve months ($100 million outstanding at June 30, 2007);

•	The payment of interest expense (including dividends on our mandatorily redeemable convertible preferred stock) on our long term debt;

•	The anticipated funding of outstanding investment commitments;

•	The anticipated fixed costs over the next 12 months;

•	Potential stock repurchases; and

•	Certain accrued expenses and other liabilities
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $14,687.6 million, or 82%, from $17,825.5 million at December 31, 2006 to $32,513.1 million at June 30, 2007. Our financial instruments owned, including securities pledged to creditors, increased $2,023.0 million, while our financial instruments sold, not yet purchased increased $1,206.6 million. Our securities borrowed and securities purchased under agreements to resell increased $11,446.9 million, while our securities loaned and securities sold under agreements to repurchase increased $11,542.1 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	June 30, 2007	December 31, 2006

Stockholders’ equity	$1,788,644	$1,581,087
Less: Goodwill	(305,324)	(257,321)

Tangible stockholders’ equity	$1,483,320	$1,323,766

Stockholders’ equity	$1,788,644	$1,581,087
Add: Projected tax benefit on vested portion of restricted stock	209,523	130,700

Pro forma stockholders’ equity	$1,998,167	$1,711,787

Tangible stockholders’ equity	$1,483,320	$1,323,766
Add: Projected tax benefit on vested portion of restricted stock	209,523	130,700

Pro forma tangible stockholders’ equity	$1,692,843	$1,454,466

Shares outstanding	125,740,142	119,546,914
Add: Shares not issued, to the extent of related expense amortization	30,619,106	24,139,907
Less: Shares issued, to the extent related expense has not been amortized	(3,947,208)	(1,813,423)

Adjusted shares outstanding	152,412,040	141,873,398

Book value per share (1)	$14.22	$13.23

Pro forma book value per share (2)	$13.11	$12.07

Tangible book value per share (3)	$11.80	$11.07

Pro forma tangible book value per share (4)	$11.11	$10.25

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long term capital of $3.7 billion and $2.9 billion as of June 30, 2007 and December 31, 2006, respectively, resulting in a long-term debt to total capital ratio of 48% and 41%, respectively. Our total capital base as of June 30, 2007 and December 31, 2006 was as follows (in thousands):

	June 30,	December 31,
	2007	2006

Long-Term Debt	$1,759,284	$1,168,562
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	1,788,644	1,581,087

Total Capital	$3,672,928	$2,874,649

Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities lending, and through our $797.0 million of uncommitted unsecured bank lines. Our ability is further enhanced by the cash proceeds from the $500 million senior unsecured bonds and $125 million in series A preferred stock, both issued in the first quarter of 2006; as well as cash proceeds from our $600 million senior unsecured debt issuance in June 2007.
At June 30, 2007, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.3 million, $345.8 million, $348.4 million, $248.1 million and $324.6 million due in 2036, 2027, 2016, 2014 and 2012, respectively.
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
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Capital
As of June 30, 2007, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$431,263	$411,062
Jefferies Execution	$25,441	$25,191
Jefferies High Yield Trading	$645,698	$645,448
Guarantees
As of June 30, 2007, we had outstanding guarantees of $20.0 million relating to an undrawn bank credit obligation of an associated investment fund in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36.0 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P. (“Fund IV”).
We have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.1 million) to Jefferies (Japan) Limited. In addition, as of June 30, 2007, we had commitments to invest up to $504.1 million in various investments, including $210.0 million in Jefferies Finance LLC, $32.7 million in Fund IV, $250.0 million in JHYH and $11.4 million in other investments.
Leverage Ratios
The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of June 30, 2007 and December 31, 2006. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	June 30, 2007	December 31, 2006

Total assets	$32,513,075	$17,825,457
Adjusted assets (1)	31,755,660	17,317,154
Net adjusted assets (2)	12,076,390	7,605,260
Leverage ratio (3)	18.2	11.3
Adjusted leverage ratio (4)	17.8	11.0
Net adjusted leverage ratio (5)	6.8	4.8

(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We use a number of quantitative tools to manage our exposure to market risk. These tools include:
•	inventory position and exposure limits, on a gross and net basis;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	risk limits based on a summary measure of risk exposure referred to as Value-at-Risk (“VaR”).
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
The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions, excluding corporate investments in asset management positions, using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk:

	Daily VaR (1)
	(in millions)
	Value-at-Risk in trading portfolios
	VaR at			Average VaR Three Months Ended
Risk Categories	6/30/07	3/31/07	12/31/06	6/30/07	3/31/07	12/31/06

Interest Rates	$1.71	$2.04	$1.39	$1.69	$1.36	$1.07
Equity Prices	$8.95	$9.11	$6.37	$7.84	$7.14	$5.44
Currency Rates	$0.45	$0.44	$0.34	$0.29	$0.34	$0.34
Commodity Prices	$1.59	$1.77	$0.80	$1.18	$0.92	$1.41
Diversification Effect (2)	$(3.60)	$(5.26)	$(3.36)	$(2.92)	$(2.77)	$(3.18)

Firmwide	$9.10	$8.10	$5.54	$8.08	$6.99	$5.08

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(in millions)
	Value-At-Risk Highs and Lows for Three Months Ended
	06/30/07		03/31/07		12/31/06
Risk Categories	High	Low	High	Low	High	Low

Interest Rates	$2.18	$1.41	$2.04	$0.97	$1.50	$0.45
Equity Prices	$10.34	$4.94	$9.21	$5.81	$6.45	$4.22
Currency Rates	$0.55	$0.13	$0.48	$0.20	$0.48	$0.24
Commodity Prices	$2.03	$0.40	$1.93	$0.27	$3.22	$0.61

Firmwide	$11.36	$5.31	$9.03	$5.48	$5.85	$4.27

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.
Average VaR of $8.08 million during the second quarter of 2007 increased from the $6.99 million average during the first quarter of 2007 due mainly to an increase in exposure to equity prices and interest rates.
The following table presents our daily VaR over the last four quarters:
Daliy VaR Trend

JEFFERIES GROUP, INC. AND SUBSIDIARIES
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated four outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the second quarter of 2007. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the second quarter of 2007.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Second Quarter 2007 vs. Second Quarter 2006 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 18, 2007, we entered into an agreement to issue and sell an aggregate of 313,152 shares of our common stock as partial consideration for the modification of the earn-out agreement entered into in connection with our acquisition of Broadview International, LLC. 89,596 of the shares were issued on April 30, 2007 to the partners of BV Holdings LLP (the former owner of Broadview International LLC) and the remaining 223,556 shares are to be issued during 2008 and 2009 to BV Holdings or its partners in a transaction not involving a public offering. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
On May 25, 2007, we entered into an agreement to issue and sell an aggregate of 311,831 shares of our common stock as partial consideration for our purchase of LongAcre Partners Limited. The shares of common stock were issued to the previous owners of LongAcre in a transaction not involving a public offering. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number of		Part of Publicly	Yet Be Purchased
	Shares Purchased	(b) Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs (2)
April 1 — April 30, 2007	905	26.55	—	5,939,000
May 1 — May 31, 2007	218,112	28.64	94,207	5,844,793
June 1 — June 30, 2007	350,000	27.98	350,000	5,494,793

Total	569,017	28.23	444,207

(1)	We repurchased an aggregate of 124,810 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual shareholders’ meeting on May 21, 2007. With respect to the election of our board of directors, our shareholders voted in the following manner:

			Abstentions and
	For	Withheld	Broker non-votes
Election of Directors
Richard B. Handler	103,714,481	9,105,613	*
Brian P. Friedman	103,727,876	9,092,218	*
W. Patrick Campbell	95,048,520	17,771,574	*
Richard G. Dooley	99,158,894	13,661,200	*
Robert E. Joyal	99,160,584	13,659,510	*
Frank J. Macchiarola	94,783,417	18,036,677	*
Michael T. O’Kane	99,159,066	13,661,028	*

*	not applicable

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.
3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.
3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 10-K filed on March 28, 2003.
10.1	Summary of the 2007 and 2008 Executive Compensation for Messrs. Handler and Friedman is incorporated herein by reference to Exhibit 10 of the Registrant’s Form 8-K filed on August 25, 2006.
10.2	Summary of the 2007 Executive Compensation for Messrs. Schenk and Feller and Ms. Syrjamaki is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 9, 2007.
10.3*	Letter agreement dated June 1, 2007 between Joseph A. Schenk and us.
10.4*	Letter agreement dated April 16, 2007 between Maxine Syrjamaki and us.
10.5*	Consulting Agreement dated August 1, 2007 between Maxine Syrjamaki and us.
10.6*	Letter agreement dated April 19, 2006 between Charles J. Hendrickson and us.
10.7	Purchase Agreement dated June 4, 2007 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., BNY Capital Markets, Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Greenwich Capital Markets, Inc., Banc of America Securities LLC, Fox-Pitt, Kelton Incorporated, Keefe, Bruyette & Woods, Inc., and SG Americas Securities, LLC is incorporated herein by reference to our Form 8-K filed on June 6, 2007.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: August 8, 2007	By:	/s/ Joseph A. Schenk
Joseph A. Schenk
Chief Financial Officer (duly authorized officer)