Form 10-Q
period 2007-09-30
JEFFERIES GROUP INC /DE/
filed 2007-11-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer [X]                               Accelerated filer [ ]                               Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 125,571,015 shares as of the close of business November 5, 2007.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$521,339	$513,041
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	613,808	508,303
Investments	163,167	125,533
Investments in managed funds	322,450	372,869
Securities borrowed	19,348,462	9,711,894
Securities purchased under agreements to resell	1,135,511	226,176
Receivable from brokers, dealers and clearing organizations	777,992	254,580
Receivable from customers	751,017	663,552
Financial instruments owned, including securities pledged to creditors of $2,142,995 and $1,481,098 in 2007 and 2006, respectively	6,915,717	4,606,223
Premises and equipment	122,490	91,375
Goodwill	330,694	257,321
Other assets	599,719	494,590

Total Assets	$31,602,366	$17,825,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans and current portion of long-term debt	$399,806	$99,981
Securities loaned	8,861,200	6,794,554
Securities sold under agreements to repurchase	11,073,637	2,092,838
Payable to brokers, dealers and clearing organizations	1,289,104	669,196
Payable to customers	1,083,635	1,010,486
Financial instruments sold, not yet purchased	4,077,429	3,600,869
Accrued expenses and other liabilities	492,076	650,974

	27,276,887	14,918,898
Long-term debt	1,764,560	1,168,562
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	605,167	31,910

Total Liabilities	29,771,614	16,244,370

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 154,178,478 shares in 2007 and 145,628,024 shares in 2006	15	14
Additional paid-in capital	1,066,634	876,393
Retained earnings	1,071,659	952,263
Less:
Treasury stock, at cost, 28,521,310 shares in 2007 and 26,081,110 shares in 2006	(320,222)	(254,437)
Accumulated other comprehensive gain:
Currency translation adjustments	15,576	9,764
Additional minimum pension liability	(2,910)	(2,910)

Total accumulated other comprehensive gain	12,666	6,854

Total stockholders’ equity	1,830,752	1,581,087

Total Liabilities and Stockholders’ Equity	$31,602,366	$17,825,457

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006

Revenues:
Commissions	$95,652	$67,953	$255,778	$208,589
Principal transactions	47,325	98,984	320,804	353,088
Investment banking	189,780	144,763	582,988	395,429
Asset management fees and investment income (loss) from managed funds	(6,283)	16,783	29,586	80,132
Interest	334,056	132,424	845,957	385,035
Other	6,434	7,757	21,480	27,587

Total revenues	666,964	468,664	2,056,593	1,449,860
Interest expense	332,540	128,054	837,900	366,493

Revenues, net of interest expense	334,424	340,610	1,218,693	1,083,367

Non-interest expenses:
Compensation and benefits	183,503	184,421	662,771	593,830
Floor brokerage and clearing fees	19,155	15,496	50,264	46,363
Technology and communications	26,120	21,490	71,980	59,863
Occupancy and equipment rental	20,280	15,819	56,315	44,390
Business development	13,791	12,653	38,980	36,057
Other	16,254	14,394	51,178	48,405

Total non-interest expenses	279,103	264,273	931,488	828,908

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	55,321	76,337	287,205	254,459
Income taxes	21,608	29,734	107,312	99,523

Earnings before minority interest and cumulative effect of change in accounting principle	33,713	46,603	179,893	154,936
Minority interest in earnings (loss) of consolidated subsidiaries	(5,060)	663	11,026	6,575

Earnings before cumulative effect of change in accounting principle, net	38,773	45,940	168,867	148,361
Cumulative effect of change in accounting principle, net	—	—	—	1,606

Net earnings	$38,773	$45,940	$168,867	$149,967

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.27	$0.34	$1.19	$1.12
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.27	$0.34	$1.19	$1.13

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.26	$0.32	$1.12	$1.03
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.26	$0.32	$1.12	$1.04

Weighted average shares:
Basic	142,822	135,140	141,905	133,048
Diluted	155,480	148,908	153,911	146,502
Fixed charge coverage ratio	2.6X	4.0X	4.2X	4.5X
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands, except per share amounts)

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2007	2006

Common stock, par value $.0001 per share
Balance, beginning of year	$14	$7
Issued stock	1	7

Balance, end of period	$15	$14

Additional paid in capital
Balance, beginning of year	$876,393	$709,447
Benefit plan share activity (1)	30,424	33,360
Share-based amortization expense	107,553	83,137
Proceeds from exercise of stock options	3,652	17,543
Acquisitions and contingent consideration	10,349	—
Tax benefits	38,263	32,906

Balance, end of period	$1,066,634	$876,393

Retained earnings
Balance, beginning of year, as previously reported	$952,263	$803,262
Cumulative effect of adjustment from adoption of FIN 48	(410)	—
Net earnings	168,867	205,750
Dividends	(49,061)	(56,749)

Balance, end of period	$1,071,659	$952,263

Treasury stock, at cost
Balance, beginning of year	$(254,437)	$(220,703)
Purchases	(61,766)	(23,972)
Returns / forfeitures	(4,019)	(9,762)

Balance, end of period	$(320,222)	$(254,437)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$6,854	$(5,163)
Currency adjustment	5,812	8,802
Pension adjustment	—	3,215

Balance, end of period	$12,666	$6,854

Total stockholders’ equity	$1,830,752	$1,581,087

Comprehensive income
Net earnings	$168,867	$205,750
Other comprehensive income	5,812	12,017

Total comprehensive income	$174,679	$217,767

(1) Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Director Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$168,867	$149,967

Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of accounting change, net	—	1,606
Depreciation and amortization	21,123	14,478
Accruals related to various benefit plans, stock issuances, net of forfeitures	133,959	75,510
(Increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(104,169)	(138,744)
(Increase) decrease in receivables:
Securities borrowed	(9,636,234)	115,658
Brokers, dealers and clearing organizations	(563,124)	(137,169)
Customers	(87,043)	(118,512)
Increase in financial instruments owned	(2,006,785)	(2,277,946)
Increase in investments	(35,417)	(19,196)
Increase in investments in managed funds	(8,274)	(13,588)
Increase in securities purchased under agreements to resell	(909,335)	—
Increase in other assets	(111,017)	(15,935)
Increase (decrease) in operating payables:
Securities loaned	2,100,026	(537,375)
Securities sold under agreements to repurchase	8,980,799	65,125
Brokers, dealers and clearing organizations	695,432	213,445
Customers	73,283	117,025
Increase in financial instruments sold, not yet purchased	406,253	1,785,692
(Decrease) increase in accrued expenses and other liabilities	(176,154)	238,015
Increase (decrease) in minority interest	11,026	(5,227)

Net cash used in operating activities	(1,046,784)	(487,171)

Cash flows from investing activities:
Decrease in short term bond funds	—	7,037
Business acquisitions, net of cash received	(33,446)	—
Cash paid for contingent consideration	(25,720)	(19,944)
Purchase of premises and equipment	(50,393)	(20,104)

Net cash used in investing activities	(109,559)	(33,011)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2007	2006

Cash flows from financing activities
Tax benefit from the issuance of stock based awards	38,263	17,681
Proceeds from reorganization of high yield secondary market trading	354,256	—
Redemption of capital units related to our reorganization of high yield secondary market trading	(25,780)	—
Repayment of long-term debt	(100,000)	—
Net proceeds from (payments on):
Bank loans	399,806	—
Issuance of senior notes	593,176	492,155
Termination of interest rate swaps	8,452
Issuance of mandatorily redeemable convertible preferred stock	—	125,000
Minority interest holders of consolidated subsidiaries related to asset management activities	3,586	—
Repurchase of treasury stock	(61,766)	(16,638)
Dividends	(49,061)	(40,948)
Exercise of stock options, not including tax benefits	3,652	12,852

Net cash provided by financing activities	1,164,584	590,102

Effect of foreign currency translation on cash and cash equivalents	57	656

Net increase in cash and cash equivalents	8,298	70,576

Cash and cash equivalents — beginning of period	513,041	255,933

Cash and cash equivalents — end of period	$521,339	$326,509

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$828,671	$374,388
Income taxes	$34,722	$140,472
Non-cash proceeds from reorganization of high yield secondary market trading	$230,169	$—
Putnam Acquisition:
Fair value of assets acquired, including goodwill	14,664	—
Liabilities assumed	—	—
Stock issued	—	—

Cash paid for acquisition	14,664	—

LongAcre Acquisition:
Fair value of assets acquired, including goodwill	32,828	—
Liabilities assumed	(6,150)	—
Stock issued (311,831 shares)	(7,896)	—

Cash paid for acquisition	18,782	—

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
Reclassifications
Starting in the third quarter of 2007, we include investments and investments in managed funds as a component of cash flows from operating activities rather than cash flows from investing activities and accordingly have reclassed the prior period to be consistent with the current presentation. We believe that a change in classification of a cash flow item represents a reclassification of information and not a change in accounting principle. The amounts involved are immaterial to the Consolidated Financial Statements. In addition, the change only affects the presentation within the Consolidated Statements of Cash Flows and does not impact the Consolidated Statements of Financial Condition or the Consolidated Statements of Earnings, debt balances or compliance with debt covenants.
Certain other reclassifications have been made to previously reported balances to conform to the current presentation.
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships. We act as general partner for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the Consolidated Statement of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $11.1 million and $7.2 million for the three month periods ended September 30, 2007 and 2006, respectively. Soft dollar expenses amounted to $27.7 million and $24.3 million for the nine month periods ended September 30, 2007 and 2006, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) and certain investments are carried at fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings on a trade date basis.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statement of Earnings. Reimbursed expenses totaled approximately $2.0 million and $2.0 million for the three month periods ended September 30, 2007 and 2006, respectively, and totaled approximately $7.8 million and $8.7 million for the nine month periods ended September 30, 2007 and 2006, respectively.
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
Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue. Interest flows on derivative trading transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statements of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term and long-term borrowings on an accrual basis with related interest recorded as interest expense. In addition, we recognize interest revenue related to our securities borrowed activities and interest expense related to our securities loaned activities. See accounting policies related to securities borrowed and securities loaned for further explanation.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in accumulated other comprehensive income, a component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the principal transactions in the Consolidated Statements of Earnings.
Investments
Investments include our strategic investment in Jefferies Finance, LLC, as well as, direct investments in limited liability companies and partnerships that make investments in private equity companies, strategic investments in financial service entities and other investments. With the adoption of FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”), we apply fair value accounting on investments that are risk-managed on a fair value basis. Factors considered in valuing investments at fair value include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer and other pertinent information. For our strategic investment in Jefferies Finance, LLC we apply the equity method of accounting. Investment gains and losses are included in principal transactions in the Consolidated Statements of Earnings.
Investments in Managed Funds
Investments in managed funds includes our investments in non-consolidated funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in managed funds are accounted for on the equity method.
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
Fair Value of Financial Instruments
Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Debt is carried at face value less unamortized discount. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial instruments owned and financial instruments sold, not yet purchased, are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.
We have derivative financial instrument positions in exchange traded and over-the-counter option contracts, credit default swaps, foreign exchange forward contracts, index futures contracts, commodities swap and option contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in principal transactions. The gross contracted or notional amount of these contracts is not reflected in the Consolidated Statements of Financial Condition. We follow FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN 39”) and offset assets and liabilities in the Consolidated Statements of Financial Condition provided that the legal right of offset exists under a master netting agreement and that other requirements of FIN 39 are met. We also offset payables or receivables relating to the fair value of cash collateral received or paid associated with its derivative inventory, on a counterparty basis.
Prior to the adoption of FASB No. 157, Fair Value Measurements (“FASB 157”), we followed Emerging Issues Task Force Statement No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). This guidance generally prohibited recognizing profit at the inception of a derivative contract unless the fair value of the derivative was obtained from a quoted market price in an active market or was otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data. Subsequent to the transaction date, we recognized trading profits deferred at inception of the derivative transaction in the period in which the valuation of an instrument became observable. With the adoption of FASB 157, we are no longer applying the revenue recognition criteria of EITF 02-3. However, FASB 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available, which includes the transaction exit price.
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
Goodwill
In accordance with FASB No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, it is reviewed, on at least an annual basis, for impairment. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. While goodwill is no longer amortized, it is tested for impairment annually as of the third quarter or at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill was tested for impairment as of September 30, 2007 and based on this impairment test/analysis no reporting units were considered impaired.
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
In addition, with the adoption of FASB 123R on January 1, 2006, the awards granted to retirement eligible employees where the award does not contain future service requirements must be either expensed on the date of grant or, in certain circumstances, may be accrued in the periods prior to the grant date. Subsequent to the adoption of FASB 123R, we made certain changes to the terms of certain new grants which effectively eliminated accelerated expense recognition upon retirement and/or increased the retirement eligibility age and years of service from those generally provided for in prior grants. During the three month period ended September 30, 2007, we did not grant stock-based awards which require accelerated expense recognition upon retirement under FASB 123R. During the nine month period ended September 30, 2007, we granted stock-based awards with a fair value of $9.2 million, which require accelerated expense recognition upon retirement under FASB 123R.
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
SOP No. 07-1. In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the scope of when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). SOP 07-1 also provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company, and includes certain disclosure requirements. In October 2007 the FASB delayed the effective date of SOP 07-1 indefinitely primarily because of concerns over implementation issues arising from the interaction between SOP 07-1 and Statements 157 and 159 and because of the short implementation period between its issuance on June 11, 2007 and its effective date. A new effective date will be determined after the FASB addresses implementation issues and potential amendments. We are currently evaluating the impact of SOP 07-1 on our Consolidated Financial Statements.
SAB 109. On November 5, 2007, SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), was issued. SAB 109 provides the staff’s views on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. We are currently evaluating the impact, if any, that SAB 109 may have on our Consolidated Financial Statements.
Use of Estimates
Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. The most important of these estimates and assumptions relate to fair value measurements and compensation and benefits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 2. Asset Management Fees and Investment Income (Loss) From Managed Funds
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	September 30,	September 30,
	2007	2006
Assets under management:
Fixed Income (1)	$1,832	$1,420
Equities	277	517
Convertibles	2,802	2,221

	4,911	4,158

Assets under management by third parties (2):
Equities, Convertibles and Fixed Income	235	260

Private Equity	600	600

	835	860

Total	$5,746	$5,018

(1)
With the reorganization of our high yield secondary market trading activities, we no longer include high yield assets as assets under management as of April 2, 2007. Prior period amounts include $439 million in assets under management from our high yield funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
The following summarizes revenues from asset management fees and investment income (loss) from managed funds relating to funds managed by us and funds managed by third parties for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Asset management fees:
Fixed Income (1)	$1,987	$3,868	$9,589	$19,978
Equities	349	(823)	3,494	11,060
Convertibles	3,033	3,300	9,030	7,997
Real Assets	—	—	—	2,237

	5,369	6,345	22,113	41,272

Investment income (loss) from managed funds (1)	(11,652)	10,438	7,473	38,860

Total	$(6,283)	$16,783	$29,586	$80,132

(1)
With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities. For the three month and nine month period ending September 30, 2006 asset management fees and investment income from managed funds related to our high yield funds amounted to $5.4 million and $34.6 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by us and funds managed by third parties for the three months ended September 30, 2007 and 2006 (in millions of dollars):
Three Months Ended September 30, 2007

				Net
		Investment	Investment	Investment
		Income (Loss)	Income from	Income (Loss)
		from	Managed Funds –	from
	Average	Managed	Minority Interest	Managed
	Investment (2)	Funds	Portion	Funds

Fixed Income (1)	$220.3	$(10.3)	$—	$(10.3)
Equities	174.1	(1.7)	—	(1.7)
Convertibles	34.4	0.3	—	0.3

Total	$428.8	$(11.7)	$—	$(11.7)

(1)    Excludes high yield secondary market trading activities.
(2)    Includes consolidated asset management entities of $123.5 million.
Three Months Ended September 30, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (1)	Funds	Portion	Funds

Fixed Income	$217.0	$8.1	$0.4	$7.7
Equities	85.4	2.3	—	2.3
Convertibles	12.9	—	—	—

Total	$315.3	$10.4	$0.4	$10.0

(1)	Includes consolidated asset management entities of $77.0 million and non-consolidated high yield funds of $54.4 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds, investment income from managed funds, investment income from managed funds — minority interest portion and net investment income from managed funds relating to funds managed by us and funds managed by third parties for the nine months ended September 30, 2007 and 2006 (in millions of dollars):
Nine Months Ended September 30, 2007

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (2)	Funds	Portion	Funds

Fixed Income (1)	$239.0	$2.1	$0.4	$1.7
Equities	168.2	3.9	0.4	3.5
Convertibles	34.0	1.5	—	1.5

Total	$441.2	$7.5	$0.8	$6.7

(1)   Excludes high yield secondary market trading activities for the six month period ended September 30, 2007.
(2)   Includes consolidated asset management entities of $101.1 million.
Nine Months Ended September 30, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds –	Income from
	Average	Managed	Minority Interest	Managed
	Investment (1)	Funds	Portion	Funds

Fixed Income	$187.0	$28.9	$6.3	$22.6
Equities	77.8	8.2	—	8.2
Convertibles	12.7	1.1	—	1.1
Real Assets	4.7	0.7	—	0.7

Total	$282.2	$38.9	$6.3	$32.6

(1)	Includes consolidated asset management entities of $40.9 million and non-consolidated high yield funds of $51.3 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 3. Cash, Cash Equivalents, and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of September 30, 2007 and December 31, 2006 (in thousands of dollars):

	September 30, 2007	December 31, 2006

Cash and cash equivalents:
Cash in banks	$223,528	$107,488
Money market investments	297,811	405,553

Total cash and cash equivalents	521,339	513,041
Cash and securities segregated (1)	613,808	508,303
Other (2)	2,251	71,160

	$1,137,398	$1,092,504

(1)
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash, marginable or accessible for liquidity purposes.
Note 4. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of September 30, 2007 and December 31, 2006 (in thousands of dollars):

	September 30, 2007		December 31, 2006
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$2,868,873	$1,918,672	$1,737,174	$1,835,046
Corporate debt securities	2,517,960	1,499,497	1,918,829	1,185,400
U.S. Government and agency obligations	625,019	313,214	592,374	339,891
Mortgage-backed securities (1)	48,305	—	85,040	—
Asset-backed securities	4,325	—	28,009	—
Loans and loan commitments	148,100	—	—	—
Derivatives	697,663	345,738	234,646	240,231
Other	5,472	308	10,151	301

	$6,915,717	$4,077,429	$4,606,223	$3,600,869

(1)	Represents non-agency mortgage-backed securities. As of September 30, 2007, these securities had a rating of AA or higher.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of September 30, 2007 and December 31, 2006 (in thousands of dollars):

	September 30, 2007	December 31, 2006

Corporate equity securities	$1,766,909	$1,068,498
Corporate debt securities	376,086	412,600

	$2,142,995	$1,481,098

At September 30, 2007 and December 31, 2006, the approximate fair value of collateral received by us that may be sold or repledged by us was $20.2 billion and $9.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At September 30, 2007 and December 31, 2006, a substantial portion of this collateral received by us had been sold or repledged.
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
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of September 30, 2007 by level within the fair value hierarchy (in thousands of dollars):

				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$2,717,556	$3,086,127	$266,271	$—	$6,069,954
Loans and loan commitments (1)	—	—	148,100	—	148,100
Derivative instruments	841,303	129,807	—	(273,447)	697,663

Total financial instruments owned	3,558,859	3,215,934	414,371	(273,447)	6,915,717
Investments (2)	—	—	105,550	—	105,550

Liabilities:
Financial instruments sold, not yet purchased:
Securities	2,180,301	1,529,313	22,077	—	3,731,691
Derivative instruments	416,970	717,618	—	(788,850)	345,738

Total financial instruments sold, not yet purchased	2,597,271	2,246,931	22,077	(788,850)	4,077,429
(1)
We elected the fair value option in accordance with FASB 159 for loans and loan commitments. The fair value of these loans approximates the contractual principal amounts. No gains or losses were recorded for the three and nine month periods ended September 30, 2007.

(2)	Our $57.6 million strategic equity method investment in Jefferies Finance LLC as of September 30, 2007 is excluded from this table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three and nine months ended September 30, 2007 (in thousands of dollars):
Three Months Ended

	Non-derivative	Non-derivative
	instruments –	instruments –
	Assets	Liabilities	Investments

Balance, June 30, 2007	$252,695	$2,835	$92,923
Total gains/ (losses) (realized and unrealized) (1)	8,358	45	12,854
Purchases, sales, settlements, and Issuances	170,659	(803)	(227)
Net transfers in and/or out of Level 3	(17,341)	20,000	—

Balance, September 30, 2007	$414,371	$22,077	$105,550

Change in unrealized gains/ (losses) relating to instruments still held at September 30, 2007 (1)	$10,072	$(5)	12,854
(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.
Nine Months Ended

		Non-
	Non-derivative	derivative
	instruments –	instruments –
	Assets	Liabilities	Investments

Balance, December 31, 2006	$205,278	$—	$97,289
Total gains/ (losses) (realized and unrealized) (1)	5,575	45	21,515
Purchases, sales, settlements, and Issuances	220,292	515	(13,254)
Net transfers in and/or out of Level 3	(16,774)	21,517	—

Balance, September 30, 2007	$414,371	$22,077	$105,550

Change in unrealized gains/ (losses) relating to instruments still held at September 30, 2007 (1)	$(11,292)	$(5)	$21,515
(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 5. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the Fed Funds rate. We had no outstanding secured bank loans as of September 30, 2007 and December 31, 2006. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $399.8 million and $0 of outstanding unsecured bank loans as of September 30, 2007 and December 31, 2006, respectively. Average daily bank loans for the nine month period ended September 30, 2007 and year ended December 31, 2006 were $237.3 million and $12.4 million, respectively.
Note 6. Long-Term Debt
The following summarizes long-term debt outstanding at September 30, 2007 and December 31, 2006 (in thousands of dollars):

	September 30, 2007	December 31, 2006

7.75% Senior Notes, due 2012, net of unamortized discount of $4,127 (2007)	329,237	328,003
5.875% Senior Notes, due 2014, net of unamortized discount of $1,653 (2007)	248,347	—
5.5% Senior Notes, due 2016, net of unamortized discount of $1,544 (2007)	348,456	348,320
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,790 (2007)	346,210	—
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,690 (2007)	492,310	492,239

	$1,764,560	$1,168,562

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007 we terminated these interest rate swaps and received cash consideration less accrued interest of $8.5 million. The $8.5 million basis difference related to the fair value of the interest rate swaps at the time of the termination is being amortized as a reduction in interest expense of $1.9 million per year over the remaining life of the notes through March 2012.

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
Note 7. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,074,300 shares of our common stock at an effective conversion price of approximately $30.68 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of September 30, 2007, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 8. Income Taxes
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of adoption, we recognized a $0.4 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statement of Financial Condition. As of September 30, 2007 and January 1, 2007, we had approximately $4.2 million and $3.3 million, respectively, of total gross unrecognized tax benefits. These totals also represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of September 30, 2007 and January 1, 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.1 million and $1.0 million, respectively.
Note 9. Benefit Plans
The following summarizes the net periodic pension cost for the three-month and nine-month periods ended September 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Net pension cost included the following components:
Service cost (1)	$69	$137	$207	$137
Interest cost on projected benefit obligation	599	543	1,779	1,818
Expected return on plan assets	(833)	(697)	(2,089)	(1,816)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	(141)	26	141	536

Net periodic pension cost	$(306)	$9	$38	$675

(1)	Service costs relates to administrative expenses incurred during the three and nine month periods.
We contributed $2.0 million to our pension plan during the quarter ended September 30, 2007 and do not anticipate contributing more during the remainder of 2007. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 10. Minority Interest
Under FASB No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”), certain minority interests in consolidated entities may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the entity, net of estimated liquidation costs.  Our consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments.  These mandatorily redeemable minority interests represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”).  The mandatorily redeemable minority interests are entitled to a pro rata share of the profits of JHYH, as set forth in JHYH’s organization agreements, and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. The carrying amount of these mandatorily redeemable minority interests are approximately $609.1 million at September 30, 2007, which represents the initial capital and the pro rata share of the profits of JHYH assigned to the holder of the mandatorily redeemable minority interests. A certain portion of these mandatorily redeemable minority interests represent investments from Jefferies Special Opportunities Partners (“JSOP”) and Jefferies Employees Special Opportunities Partners (“JESOP”), and are eliminated in consolidation. The carrying amount of these mandatorily redeemable minority interests eliminated in consolidation is approximately $252.7 million at September 30, 2007, resulting in minority interest related to JHYH on a consolidated basis of approximately $356.4 million at September 30, 2007.
Minority interest also includes the minority equity holders’ proportionate share of the equity of JSOP and JESOP. At September 30, 2007, minority interest related to JSOP and JESOP was approximately $211.6 million and $27.3 million, respectively.
At September 30, 2007, we had other minority interests of approximately $9.9 million primarily related to our start-up asset management funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006

Earnings before cumulative effect of change in accounting principle, net	$38,773	$45,940	$168,867	$148,361
Cumulative effect of change in accounting principle, net	—	—	—	1,606

Net earnings	$38,773	$45,940	$168,867	$149,967
Add: Convertible preferred stock dividends	1,016	1,016	3,048	2,528

Net earnings for diluted earnings per share	$39,789	$46,956	$171,915	$152,495

Shares:
Average shares used in basic computation	142,822	135,140	141,905	133,048
Unvested restricted stock / restricted stock units	8,351	8,542	7,462	8,771
Stock options	236	1,184	480	1,341
Convertible preferred stock	4,071	4,042	4,064	3,342

Average shares used in diluted computation	155,480	148,908	153,911	146,502

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$0.27	$0.34	$1.19	$1.12
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.27	$0.34	$1.19	$1.13

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.26	$0.32	$1.12	$1.03
Cumulative effect of change in accounting principle, net	—	—	—	0.01

Net earnings	$0.26	$0.32	$1.12	$1.04

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
We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007 we terminated these interest rate swaps and received cash consideration less accrued interest of $8.5 million. The $8.5 million basis difference related to the fair value of the interest rate swaps at the time of the termination is being amortized as a reduction in interest expense of $1.9 million per year over the remaining life of the notes through March 2012.
The following table presents the fair value of derivatives at September 30, 2007 and December 31, 2006. The fair value of assets/liabilities related to derivative contracts at September 30, 2007 and December 31, 2006 represent our receivable/payable for derivative financial instruments, gross of related collateral received and pledged:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(in thousands)	September 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Exchange traded futures	$397,196	$13,345	$19,724	$2,116
Swaps (1)	5,337	490,642	173,821	20,251
Option contracts (1)	289,303	350,788	152,361	238,115
Forward contracts	10,127	10,666	820	—

Total	$701,963	$865,441	$346,726	$260,482

Derivative instruments included in other assets:
Interest rate swaps	—	—	7,690	—
(1)
Option and swap contracts in the table above are gross of collateral received and/ or collateral pledged. Option and swap contracts are recorded net of collateral received and/ or collateral pledged on the Consolidated Statement of Financial Condition. As September 30, 2007, collateral received and collateral pledged were $4.3 million and $519.7 million, respectively. At December 31, 2006, collateral received and collateral pledged were $112.1 million and $20.3 million, respectively.

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
Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. We believe that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $(484.2) million and $(77.2) million, respectively at September 30, 2007 and $156.1 million and $(125.4) million, respectively at December 31, 2006.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of September 30, 2007:

(in millions)	0 – 12 Months	1 – 5 Years	5 – 10 Years	Total
Swaps	$(483.6)	$(0.6)	$—	$(484.2)
Options	(6.5)	(70.7)	—	(77.2)
FX forwards	(1.3)	0.5	—	(0.8)
Exchange-traded futures	168.5	228.3	(0.1)	396.7

Total	$(322.9)	$157.5	$(0.1)	$(165.5)

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
At September 30, 2007 and December 31, 2006, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
(in millions)	September 30,	December 31,
	2007	2006
Counterparty credit quality:
A or higher	$(564.0)	$37.5
Exchange-traded futures and options (1)	398.5	13.4

Total	$(165.5)	$50.9

(1)
Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

At September 30, 2007 and December 31, 2006 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
(in millions)	September 30,	December 31,
	2007	2006
Foundations, trusts and endowments	$(30.9)	$(6.4)
Financial services	(235.6)	4.7
Sovereign entity	(5.2)	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	(292.3)	39.2
Exchanges (1)	398.5	13.4

Total	$(165.5)	$50.9

(1)
Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 13. Other Comprehensive Gain (Loss)
The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at September 30, 2007 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at June 30, 2007	$11,153	$(2,910)	$8,243
Change in third quarter of 2007	4,423	—	4,423

Ending at September 30, 2007	$15,576	$(2,910)	$12,666

The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at September 30, 2006 and for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	(Loss) Gain
Beginning at June 30, 2006	$6,502	$(6,125)	$377
Change in third quarter of 2006	(164)	—	(164)

Ending at September 30, 2006	$6,338	$(6,125)	$213

Comprehensive income for the three months ended September 30, 2007 and 2006 was as follows (in thousands of dollars):

	September 30,	September 30,
	2007	2006
Net earnings	$38,773	$45,940
Other comprehensive gain (loss)	4,423	(164)

Comprehensive income	$43,196	$45,776

The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at September 30, 2007 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at December 31, 2006	$9,764	$(2,910)	$6,854
Change in first nine months of 2007	5,812	—	5,812

Ending at September 30, 2007	$15,576	$(2,910)	$12,666

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following summarizes other comprehensive gain (loss) and accumulated other comprehensive gain (loss) at September 30, 2006 and for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	(Loss) Gain
Beginning at December 31, 2005	$962	$(6,125)	$(5,163)
Change in first nine months of 2006	5,376	—	5,376

Ending at September 30, 2006	$6,338	$(6,125)	$213

Comprehensive income for the nine months ended September 30, 2007 and 2006 was as follows (in thousands of dollars):

	September 30,	September 30,
	2007	2006
Net earnings	$168,867	$149,967
Other comprehensive gain (loss)	5,812	5,376

Comprehensive income	$174,679	$155,343

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
As of September 30, 2007, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$431,661	$409,404
Jefferies Execution	$24,473	$24,223
Jefferies High Yield Trading	$555,033	$554,783

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 15. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at September 30, 2007:

		Maturity Date
	Notional /			2009	2011	2013
	Maximum			and	and	and
	Payout	2007	2008	2010	2012	Later
	(Dollars in Millions)

Standby letters of credit	$258.5	$128.7	$129.8	—	—	—
Bank credit	$60.4	—	$20.0	—	$36.0	$4.4
Equity commitments	$511.5	—	—	—	$1.3	$510.2
Derivative contracts	$609.5	$579.5	$20.0	—	$10.0	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $258.5 million at September 30, 2007, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a current carrying amount of $0. As of September 30, 2007, there were no draw downs on these letters of credit.
Bank Credit. As of September 30, 2007, we had outstanding guarantees of $56.0 million relating to bank credit obligations ($38.4 million of which is undrawn) of associated investment vehicles in which we have an interest. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.4 million) to Jefferies (Japan) Limited.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the new total committed equity capitalization of Jefferies Finance LLC is $500 million. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of September 30, 2007, we have funded $55.0 million of our aggregate $250.0 million commitment leaving $195.0 million unfunded.
As of September 30, 2007, we have an aggregate commitment to invest in Babson-Jefferies Loan Opportunity CLO, Ltd. of approximately $25.0 million.
As of September 30, 2007, we have an aggregate commitment to invest in Jefferies Capital Partners IV L.P. and its related parallel fund of approximately $30.0 million.
As of September 30, 2007, we have funded approximately $350.0 million of our aggregate commitment in JHYH leaving approximately $250.0 million unfunded (see note 20 of the Notes to Consolidated Financial Statements for more information related to our commitment to invest in JHYH).
As of September 30, 2007, we had other equity commitments to invest up to $11.5 million in various other investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Derivative Contracts.    In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At September 30, 2007, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $609.5 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At September 30, 2007, the fair value of such derivative contracts approximated $9.7 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We did not have any commitments outstanding to non-investment grade borrowers as of September 30, 2007.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total

Three months ended September 30, 2007
Net revenues	$342.0	$(7.6)	$334.4
Expenses	274.5	4.6	279.1

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$67.5	$(12.2)	$55.3

Nine months ended September 30, 2007
Net revenues	$1,193.0	$25.7	$1,218.7
Expenses	905.2	26.3	931.5

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$287.8	$(0.6)	$287.2

Segment assets	$31,306.3	$296.1	$31,602.4

Three months ended September 30, 2006
Net revenues	$330.4	$10.2	$340.6
Expenses	249.9	14.4	264.3

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$80.5	$(4.2)	$76.3

Nine months ended September 30, 2006
Net revenues	$1,041.9	$41.5	$1,083.4
Expenses	785.4	43.5	828.9

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$256.5	$(2.0)	$254.5

Segment assets	$15,270.7	$214.0	$15,484.7

Note 17. Goodwill
We acquired LongAcre Partners Limited in May 2007. The LongAcre Partners Limited acquisition contained a five-year contingency for additional consideration to the selling owners, based on future revenues.
We acquired Putnam Lovell Investment banking business (“Putnam”) in July 2007. The purchase price of the Putnam acquisition was $14.7 million in cash and the acquisition did not contain any contingencies related to additional consideration.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of goodwill activity for the period ended September 30, 2007 (in thousands of dollars):

Nine Months
Ended
Sept. 30, 2007

Balance, at December 31, 2006	$257,321
Add: Acquisition(s)	44,244
Add: Accrued contingent consideration	29,129

Balance, at September 30, 2007	$330,694

The acquisitions of LongAcre Partners Limited, Helix Associates, Randall & Dewey, and Quarterdeck Investment Partners, LLC all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended June 30, 2007, the Broadview International LLC contingency for additional consideration was modified and all remaining contingencies have been accrued for as of June 30, 2007. During the nine month period ended September 30, 2007, we paid approximately $25.7 million in cash related to contingent consideration that had been earned during the current nine month period or prior periods.
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
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter
2007	$0.125	$0.125	$0.125
2006	$0.075	$0.125	$0.125
On April 18, 2006, we declared a 2-for-1 stock split of all outstanding shares of common stock. The stock split was paid May 15, 2006 to stockholders of record as of April 28, 2006 and was effected as a stock dividend of one share of common stock for each one share outstanding on the record date. We also announced an increase to our quarterly dividend to $0.125 per post-split share, which at the time represented a 67% increase from the previous dividend of $0.075 per post split share.
Note 19. Variable Interest Entities (“VIEs”)
Jefferies High Yield Holdings
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Managed CLO’s
We also own significant variable interests in various managed CLO’s and for which are we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $1.4 billion as of September 30, 2007. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in these variable interest entities is $18.7 million at September 30, 2007 and is included in Investments in Managed Funds on our Consolidated Statements of Financial Condition.
Third Party Managed Warehouse/Special Purpose Entity
We own a significant variable interest in Babson-Jefferies Loan Opportunity CLO, Ltd., a third party managed warehouse/special purpose entity, in which we have a 33% direct economic interest for which we are not the primary beneficiary and therefore do not consolidate this entity. This variable interest entity has assets of approximately $357.8 million as of September 30, 2007. Our exposure to loss is limited to our capital contributions. The carrying value of our investment in this variable interest entity is $27.5 million at September 30, 2007 and is included in Financial Instruments Owned on our Consolidated Statements of Financial Condition.
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
Assets of JHYH were $1.3 billion as of September 30, 2007. JHYH’s net revenue and formula-determined non-interest expenses for the three month period ended September 30, 2007 amounted to $0.0 million and $8.8 million, respectively. JHYH’s net revenue and formula-determined non-interest expenses for the six month period ended September 30, 2007 (April 2, 2007 to September 30, 2007) amounted to $41.0 million and $19.7 million, respectively. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH.

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
Restricted Stock/Restricted Stock Units.  The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the requisite service has been provided. Grants of restricted stock are generally subject to annual ratable vesting over a five year period (i.e., 20% of the number of shares granted vests each year for a five year award) with provisions related to retirement eligibility. In addition, vested shares are subject to transferability restrictions that lapse at the end of the award term. With certain exceptions, the employee must remain with us for a period of years after the date of grant to receive the full number of shares granted. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of our restricted stock awards. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2006, 2005, and 2004, employees with annual compensation of $200,000 or more were eligible to defer compensation and to invest at a 10% discount in deferred shares of our stock (“DCP deferred shares”), stock options (prior to 2004) and other alternatives on a pre-tax basis through the plan. The compensation deferred by our employees is expensed in the period earned. In addition, the compensation cost related to the discount on the DCP deferred shares provided by the plan was $157,000 and $327,000, for the three-month period ended September 30, 2007 and 2006, respectively, and $1,372,000 and $1,261,000, for the nine-month period ended September 30, 2007 and 2006, respectively.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1,760,000 and $741,000, for the three-month period ended September 30, 2007 and 2006, respectively, and $7,658,000 and $3,189,000, for the nine-month period ended September 30, 2007 and 2006, respectively.
Adoption of FASB 123R
We adopted the fair value recognition provisions for share based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
Prior to the adoption of FASB 123R, we presented all tax benefits resulting from share based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $38.3 million and $17.7 million related to share based compensation in cash flows from financing activities in the first nine months of 2007 and 2006, respectively.
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as additional compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of September 30, 2007, there was $312.2 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.5 years. The unrecognized compensation cost related to nonvested share based awards was recorded as unearned compensation in stockholders’ equity at December 31, 2005 and was a reduction to stockholders’ equity. As part of the adoption of FASB 123R, the unrecognized compensation cost related to nonvested share based awards granted prior to January 1, 2006 is included as a component of additional paid-in capital.
The total compensation cost of share based awards was $34.7 million and $21.8 million for the three month periods ended September 30, 2007 and 2006, respectively, and $109.0 million and $65.0 million for the nine month periods ended September 30, 2007 and 2006, respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following tables detail the activity of restricted stock and restricted stock units:

		Weighted
	Nine Months Ended	Average Grant
	September 30, 2007	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	4,336	$19.12
Grants	4,664	$28.57
Forfeited	(382)	$25.19
Vested	(1,644)	$19.91

Balance, end of period	6,974	$25.26

				Weighted
	Nine Months Ended			Average Grant
	September 30, 2007			Date Fair Value
	(Shares in 000s)

	Future	No Future		Future	No Future
	Service	Service		Service	Service
	Required	Required		Required	Required
Restricted stock units
Balance, beginning of year	14,813	13,905		$19.21	$7.26
Grants, includes dividends	3,675	320	(1)	$25.13	$—	(1)
Deferral expiration	—	(1,791)		$—	$12.20
Forfeited	(400)	—		$20.81	$—
Vested	(3,071)	3,071		$17.99	$17.99
Grants related to stock option exercises	—	509		$—	$11.69

Balance, end of period	15,017	16,014		$21.01	$8.75

(1)	Represents dividend equivalents on restricted stock units declared during the nine month period ending September 30, 2007.
The compensation cost associated with restricted stock and restricted stock units amounted to $34.5 million and $21.0 million for the three-month period ended September 30, 2007 and 2006, respectively, and $107.5 million and $62.6 million for the nine-month period ended September 30, 2007 and 2006, respectively. The average fair value of the vested awards during the first nine months of 2007 was approximately $28.15 per share.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Stock Options
The fair value of all option grants for all of our plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option grants in 2007 and 2006. A summary of the status of our stock options in all of our stock-based plans as of September 30, 2007 and changes during the nine-month period then ended is presented below:

		Weighted-
Dollars and shares in thousands, except per share data		Average
	Options	Exercise Price
Outstanding, December 31, 2006	1,688	$11.02
Granted	—	—
Exercised	(1,303)	$11.18
Canceled	—	—

Outstanding, September 30, 2007	385	$10.28

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $6.2 million and $29.5 million, respectively. Cash received from the exercise of stock options during the nine-months ended September 30, 2007 and 2006 totaled $3.7 million and $12.9 million, respectively, and the tax benefit realized from stock options exercised during the nine-months ended September 30, 2007 and 2006 was $2.5 million and $7.1 million, respectively.
The table below provides additional information related to stock options outstanding at September 30, 2007:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
September 30, 2007	Forfeitures	Exercisable
Number of options	385	385
Weighted-average exercise price	$10.28	$10.28
Aggregate intrinsic value	$6,757	$6,757
Weighted-average remaining contractual term, in years	1.82	1.82
At September 30, 2007, the intrinsic value of vested options was approximately $6.8 million for which tax benefits expected to be recognized in equity upon exercise are approximately $2.8 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 22. Subsequent Events
As previously reported, on July 18, 2005, we entered into a Share and Membership Interest Purchase Agreement (“Purchase Agreement”) with Brian P. Friedman (one of our directors and Chairman, Executive Committee), James L. Luikart, a family partnership controlled by Mr. Friedman and the manager and general partner of Jefferies Capital Partners IV L.P. Jefferies Capital Partners IV L.P., together with its related parallel funds, is a private equity fund managed by a team led by Messrs. Friedman and Luikart.
The closing of the Purchase Agreement occurred on November 1, 2007. In connection with the closing, we and the other parties to the Purchase Agreement entered into Amendment No. 1 to the Share and Membership Interest Purchase Agreement dated as of November 1, 2007 (the “Amendment”). In the Amendment, the parties (i) confirmed that the aggregate shares of our common stock issuable pursuant to the terms of the Purchase Agreement (after giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006) to Messrs. Friedman and Luikart were 1,040,000 and 260,000, respectively; (ii) agreed that in lieu of the adjustment required to be made to the shares of our common stock issuable under the Purchase Agreement (other than the adjustment giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006), we would pay to Messrs. Friedman and Luikart $156,000 and $39,000, respectively, and agreed that the partial clawback provisions contained in the Purchase Agreement would apply to these cash amounts; (iii) agreed to a funds flow schedule for the various capital commitment transfers required pursuant to the Purchase Agreement; and (iv) agreed on other non-material, technical changes to exhibits to the Purchase Agreement.

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
Fair Value Measurements

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
Level III assets, as defined by FASB 157, increased to approximately 7.4% as of September 30, 2007 of total financial instruments owned and other investments measured at fair value, compared to approximately 5.1% in the trailing quarter. The increase in Level III assets resulted largely from the origination of $148.1 million in bridge loans to investment-banking clients in acquisition-finance transactions.
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
Revenues by Source

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the three-month period ended September 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended
	September 30, 2007		September 30, 2006
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

Equity	$140,296	21%	$112,635	24%
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	16,502	2	50,871	11
High yield (2)	(7,387)	(1)	11,188	2

Total	9,115	1	62,059	13
Investment banking	189,780	29	144,763	31
Asset management fees and investment income from managed funds (3):
Asset management fees	5,369	1	6,345	2
Investment income (loss) from managed funds	(11,652)	(2)	10,438	2

Total	(6,283)	(1)	16,783	4
Interest	334,056	50	132,424	28

Total revenues	$666,964	100%	$468,664	100%

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, convertible and commodities product revenue.

(2)
High yield revenue is comprised of revenue generated by our high yield secondary market trading activities during the third quarter of 2007 and revenue generated by our pari passu share of high yield revenue in the third quarter of 2006. Our economic share of the revenues from high yield secondary market trading was $(3.7) million or 50% of the total high yield revenue for the third quarter ended September 30, 2007. For the prior year period we recorded our pari passu share of our high yield fixed income activities in this caption.

(3)
Prior period amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activites.

Consolidated Results of Operations
Revenues
Revenues increased $198.3 million, or 42%, to $667.0 million, compared to $468.7 million for the third quarter of 2006. The increase was primarily due to a $45.0 million, or 31%, increase in investment banking revenues, a $27.7 million, or 25%, increase in equity product revenues, and a $201.6 million, or 152%, increase in interest revenues due to increased securities borrowing activities; partially offset by a $34.4 million, or 68%, decrease in fixed income (excluding high yield) and commodities revenues, an $18.6 million, or 166%, decrease in high yield revenues and a $23.1 million, or 137%, decrease in asset management fees and investment income (loss) from managed funds.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $140.3 million, up 25% from the third quarter of 2006 primarily attributable to strong customer activity in cash equity products driven by volatility in the global equity markets offset by a decrease in block trading and derivative product revenue due to a difficult trading environment.
Fixed Income and Commodities Revenue

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fixed income and commodities revenue is primarily comprised of high yield secondary market trading activities, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $9.1 million, down 85% over third quarter of 2006. The decrease was driven by an (1) extremely challenging and illiquid U.S. credit markets and (2) difficult trading conditions in a very volatile commodity market.
Investment Banking Product Revenue

	Quarter Ended
	Sept. 30,	Sept. 30,	Percentage
	2007	2006	Change
	(Dollars in Thousands)
Capital markets	$92,256	$57,816	60%
Advisory	97,524	86,947	12%

Total	$189,780	$144,763	31%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services, were $92.3 million, an increase of 60% from the third quarter of 2006. The increase in capital markets revenues was driven by strong conditions for both equity and debt underwritings.
Revenues from advisory activities were $97.5 million, an increase of 12% from the third quarter of 2006. The increase in advisory revenues was led by services rendered on assignments in the technology, energy, media (including our recently acquired LongAcre Partners media group), maritime and aerospace and defense sectors.
Asset Management Fees and Investment Income(Loss) from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment income (loss) from our investments in these funds. Asset management revenues were $(6.3) million, down $23.1 million over the third quarter of 2006. The decrease in asset management revenue was a result of (1) a strong prior period performance from our High Yield Funds, which are no longer included in asset management effective April 2, 2007, (2) weaker operating performances from our equity funds and (3) downward valuation adjustments on our investments in our managed CLOs.
Changes in Assets under Management

In millions	Three	Three	Percent
	Month	Month	Change
	Period	Period
	Ending	Ending
	Sept. 30,	Sept. 30,
	2007	2006

Balance, beginning of period	$5,491	$4,383	25%

Net cash flow in (out)	227	562
Net market appreciation	28	73

	255	635

Balance, end of period	$5,746	$5,018	15%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The net cash inflow during the third quarter of 2007 is partially due to the commencement of the St. James River CLO, Ltd., an actively managed collateralized loan obligation consisting primarily of senior secured loans, offset by redemptions from our convertible bond asset funds.
Net Interest
Interest income increased $201.6 million primarily as a result of increased stock borrowing, securities purchased under agreements to resell activities and increases in interest rates; and interest expense increased by $204.5 million primarily as a result of increased stock lending and securities sold under agreements to repurchase activities, increases in interest rates and the issuance of our $600 million of senior unsecured debentures in June 2007.
Compensation and Benefits
Compensation and benefits decreased $0.9 million, or 1%, relatively consistent with the 2% decrease in net revenues. The ratio of compensation to net revenues was approximately 54.9% for the third quarter of 2007 as compared to 54.1% for the third quarter of 2006. Average employee headcount increased 12% from 2,212 during the third quarter of 2006 to 2,472 during the third quarter of 2007. The growth in headcount is primarily due to increased business activities and growth initiatives, both domestically and internationally.
Non-Personnel Expenses
Non-personnel expense was $95.6 million for the third quarter of 2007 versus $79.9 million for the third quarter of 2006 or 28.6% of net revenues for the third quarter of 2007 versus 23.4% of net revenues for the third quarter of 2006. The increase in non-personnel expenses is consistent with our increase in headcount combined with increased legal, compliance, technology and communications costs as well as increased occupancy related to the expansion of the London and New York offices.
Earnings before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle, Net
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were down $21.0 million, or 28%, to $55.3 million, compared to $76.3 million for the third quarter of 2006. The effective tax rates were approximately 39.1% for the third quarter of 2007 and 39.0% for the third quarter of 2006. Although the effective tax rate was relatively consistent as compared to the prior period, the effective tax rate was impacted by a reduction in JHYH’s projected minority interest tax benefit, offset by a decrease in state and local income taxes and return to provision adjustments for amounts previously deemed non-deductible.
Minority Interest
Minority interest was $(5.1) million compared to $0.7 million for the third quarter of 2006. The decrease is primarily due to JHYH’s third quarter of 2007 net loss before minority interest of $(8.8) million.
Earnings per Share
Diluted net earnings per share were $0.26 for the third quarter of 2007 on 155,480,000 shares compared to $0.32 in the third quarter of 2006 on 148,908,000 shares. The diluted earnings per share calculation for the third quarter of 2007 includes an addition of $1.0 million to net earnings for preferred dividends.
Basic net earnings per share were $0.27 for the third quarter of 2007 on 142,822,000 shares compared to $0.34 in the third quarter of 2006 on 135,140,000 shares.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the nine-month period ended September 30, 2007 and 2006 (in thousands of dollars):

	Nine Months Ended
	September 30, 2007		September 30, 2006
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues

Equity	$457,916	22%	$386,917	27%
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	103,073	5	132,206	9
High yield (2)	37,073	2	70,141	5

Total	140,146	7	202,347	14
Investment banking	582,988	28	395,429	27
Asset management fees and investment income from managed funds (3):
Asset management fees	22,114	1	41,272	3
Investment income from managed funds	7,472	1	38,860	2

Total	29,586	2	80,132	5
Interest	845,957	41	385,035	27

Total revenues	$2,056,593	100%	$1,449,860	100%

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, convertible and commodities product revenue.
(2)
High yield revenue is comprised of revenue generated by our high yield secondary market trading activities during the second and third quarter of 2007 and revenue generated by our pari passu share of high yield revenue during the first quarter of 2007 and the first nine months of 2006. For the prior year period we recorded 100% of the revenue related to our pari passu share of our high yield revenue.

(3)
Prior period amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activities.

Consolidated Results of Operations
Revenues
Revenues increased $606.7 million, or 42%, to $2,056.6 million, compared to $1,449.9 million for the first nine months of 2006. The increase was primarily due to a $187.6 million, or 47%, increase in investment banking revenue, a $71.0 million, or 18%, increase in equity product revenue, and a $460.9 million, or 120%, increase in interest revenue due to increased securities borrowing activities; partially offset by a $29.1 million, or 22%, decrease in fixed income (excluding high yield) and commodities, a $33.1 million, or 47%, decrease in high yield revenues, and a $50.5 million, or 63%, decrease in asset management fees and investment income from managed funds.
Equity Product Revenue
Equity product revenue is comprised of equity (including principal transaction and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $457.9 million, up 18% from the first nine months of 2006 primarily attributable to increased proprietary and block trading activities, as well as strong contributions from our cash equity revenue products.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fixed Income and Commodities Revenue
Fixed income and commodities revenue is primarily comprised of high yield secondary market trading activities, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $140.1 million, down 31% over the first nine months of 2006. The decrease was driven by a strong prior period performance in high yield secondary market trading, extremely challenging and illiquid U.S. credit markets and difficult trading conditions in a very volatile commodity market.
Investment Banking Product Revenue

	Nine Months Ended
	Sept. 30,	Sept. 30,	Percentage
	2007	2006	Change
	(Dollars in Thousands)
Capital markets	$318,191	$147,748	115%
Advisory	264,797	247,681	7%

Total	$582,988	$395,429	47%

Capital markets revenues, which consists primarily of debt, equity and convertible financing services, were $318.2 million, an increase of 115% from the first nine months of 2006. The increase in capital markets revenues was led by a strong performance in debt underwritings as well as the expansion of our investment banking activities outside the United States.
Revenues from advisory activities were $264.8 million, an increase of 7% from the first nine months of 2006. The increase in advisory revenues was led by services rendered on assignments in the technology, industrial, energy, media and communications and aerospace and defense sectors.
Asset Management Fees and Investment Income from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $29.6 million, down $50.5 million over the first nine months of 2006. The decrease in asset management revenue was a result of a strong prior period performance from our High Yield Funds, which are no longer included in asset management effective April 2, 2007 and weaker operating performances from our equity funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Changes in Assets under Management

In millions	Nine Month	Nine Month	Percent
	Period	Period	Change
	Ending	Ending
	Sept. 30,	Sept. 30,
	2007	2006

Balance, beginning of period	$ 5,282	$ 4,031	31%

Net cash flow in	241	687
Net market appreciation	223	300

	464	987

Balance, end of period	$ 5,746	$ 5,018	15%

The increase in net cash inflow during the first nine months of 2007 is primarily due to the commencement of the Clear Lake CLO and St. James River CLO, Ltd., partially offset by the liquidation of our managed high yield funds due to the commencement of our reorganized high yield secondary market trading activities (which are no longer included in assets under management) and the liquidation of the Jefferies Paragon Fund in June 2007.
Net Interest
Interest income increased $460.9 million primarily as a result of increased stock borrowing, securities purchased under agreements to resell activities and increases in interest rates;, and interest expense increased by $471.4 million primarily as a result of increased stock lending and securities sold under agreements to repurchase activities, increases in interest rates and the issuance of our $600 million of senior unsecured debentures in June 2007.
Compensation and Benefits
Compensation and benefits increased $68.9 million, or 12%, consistent with the 12% increase in net revenues. The ratio of compensation to net revenues was approximately 54.4% for the first nine months of 2007 as compared to 54.8% for the first nine months of 2006. Average employee headcount increased 12% from 2,107 during the first nine months of 2006 to 2,352 during the first nine months of 2007. The growth in headcount is primarily due to increased business activities and growth initiatives, both domestically and internationally.
Non-Personnel Expenses
Non-personnel expense was $268.7 million for the first nine months of 2007 versus $235.1 million for the first nine months of 2006 or 22.1% of net revenues for the first nine months of 2007 versus 21.7% of net revenues for the first nine months of 2006. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased legal, compliance, technology and communications costs as well as increased occupancy related to the expansion of the London and New York offices.
Earnings before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle, Net
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were up $32.7 million, or 12.9%, to $287.2 million, compared to $254.5 million for the first nine months of 2006. The effective tax rates were approximately 37.4% for the first nine months of 2007 and 39.1% for the first nine months of 2006. The lower effective tax rate is due to the minority interest holdings in JHYH which are not taxed at the Jefferies level.
Minority Interest

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Minority interest was $11.0 million compared to $6.6 million for the first nine months of 2006. The increase is due to the commencement of JHYH. We now consolidate 100% of the operations of JHYH for financial reporting purposes beginning with the second quarter of 2007.
Earnings per Share
Diluted net earnings per share were $1.12 for the first nine months of 2007 on 153,911,000 shares compared to $1.04 in the first nine months of 2006 on 146,502,000 shares. The diluted earnings per share calculation for the first nine months of 2007 includes an addition of $3.0 million to net earnings for preferred dividends.
Basic net earnings per share were $1.19 for the first nine months of 2007 on 141,905,000 shares compared to $1.13 in the first nine months of 2006 on 133,048,000 shares.

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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	September 30, 2007	December 31, 2006

Cash and cash equivalents:
Cash in banks	$223,528	$107,488
Money market investments	297,811	405,553

Total cash and cash equivalents	521,339	513,041
Cash and securities segregated (1)	613,808	508,303
Other (2)	2,251	71,160

	$1,137,398	$1,092,504

(1)
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash in normal market conditions.
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the fed funds rate. We had no outstanding secured bank loans as of September 30, 2007 and December 31, 2006. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had $399.8 million and $0 of outstanding unsecured bank loans as of September 30, 2007 and December 31, 2006, respectively. Average daily bank loans for the nine-months ended September 30, 2007 and year ended December 31, 2006 were $237.3 million and $12.4 million, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $877.0 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $258.5 million in letters of credit outstanding as of September 30, 2007, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Excess Liquidity
Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets that are readily convertible into cash on a secured basis on short notice. Certain investments are also readily convertible to cash. In addition, we have $877.0 million of unsecured, uncommitted lines of credit with various banks.
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
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $13,776.9 million, or 77%, from $17,825.5 million at December 31, 2006 to $31,602.4 million at September 30, 2007 primarily due to increased repo activity. Our financial instruments owned, including securities pledged to creditors, increased $2,309.5 million, while our financial instruments sold, not yet purchased increased $476.6 million. Our securities borrowed and securities purchased under agreements to resell increased $10,545.9 million, while our securities loaned and securities sold under agreements to repurchase increased $11,047.4 million.
Level III assets, as defined by FASB 157, increased to approximately 7.4% as of September 30, 2007 of total financial instruments owned and other investments measured at fair value, compared to approximately 5.1% in the trailing quarter. The increase in Level III assets resulted largely from the origination of $148.1 million in bridge loans to investment-banking clients in acquisition-finance transactions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	September 30, 2007	December 31, 2006

Stockholders’ equity	$1,830,752	$1,581,087
Less: Goodwill	(330,694)	(257,321)

Tangible stockholders’ equity	$1,500,058	$1,323,766

Stockholders’ equity	$1,830,752	$1,581,087
Add: Projected tax benefit on vested portion of restricted stock	134,039	130,700

Pro forma stockholders’ equity	$1,964,791	$1,711,787

Tangible stockholders’ equity	$1,500,058	$1,323,766
Add: Projected tax benefit on vested portion of restricted stock	134,039	130,700

Pro forma tangible stockholders’ equity	$1,634,097	$1,454,466

Shares outstanding	125,657,168	119,546,914
Add: Shares not issued, to the extent of related expense amortization	22,433,471	24,139,907
Less: Shares issued, to the extent related expense has not been amortized	(4,442,655)	(1,813,423)

Adjusted shares outstanding	143,647,984	141,873,398

Book value per share (1)	$14.57	$13.23

Pro forma book value per share (2)	$13.68	$12.07

Tangible book value per share (3)	$11.94	$11.07

Pro forma tangible book value per share (4)	$11.38	$10.25

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long term capital of $3.7 billion and $2.9 billion as of September 30, 2007 and December 31, 2006, respectively, resulting in a long-term debt to total capital ratio of 47% and 41%, respectively. Our total capital base as of September 30, 2007 and December 31, 2006 was as follows (in thousands):

	September 30,	December 31,
	2007	2006

Long-Term Debt	$1,764,560	$1,168,562
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	1,830,752	1,581,087

Total Capital	$3,720,312	$2,874,649

Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities lending, and through our $877.0 million of uncommitted unsecured bank lines. Our ability is further enhanced by the cash proceeds from the $500 million senior unsecured bonds and $125 million in series A preferred stock, both issued in the first quarter of 2006; as well as cash proceeds from our $600 million senior unsecured debt issuance in June 2007.
At September 30, 2007, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.3 million, $346.2 million, $348.5 million, $248.3 million and $329.2 million due in 2036, 2027, 2016, 2014 and 2012, respectively.
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
Net Capital
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.
As of September 30, 2007, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$431,661	$409,404
Jefferies Execution	$24,473	$24,223
Jefferies High Yield Trading	$555,033	$554,783
Guarantees
As of September 30, 2007, we had outstanding guarantees of $20.0 million relating to an undrawn bank credit obligation of an associated investment fund in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36.0 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P. (“Fund IV”).
We have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.4 million) to Jefferies (Japan) Limited. In addition, as of September 30, 2007, we had commitments to invest up to $511.5 million in various investments, including $195.0 million in Jefferies Finance LLC, $25.0 million in Babson-Jefferies Loan Opportunity CLO, $30.0 million in Fund IV, $250.0 million in JHYH and $11.5 million in other investments.
Leverage Ratios
The following table presents total assets, adjusted assets, and net adjusted assets with the resulting leverage ratios as of September 30, 2007 and December 31, 2006. With respect to leverage ratio, we believe that net adjusted leverage is the most relevant measure, given the low-risk, collateralized nature of our securities borrowed and segregated cash assets.

	September 30, 2007	December 31, 2006

Total assets	$31,602,366	$17,825,457
Adjusted assets (1)	30,988,558	17,317,154
Net adjusted assets (2)	11,640,096	7,605,260
Leverage ratio (3)	17.3	11.3
Adjusted leverage ratio (4)	16.9	11.0
Net adjusted leverage ratio (5)	6.4	4.8
(1)	Adjusted assets are total assets less cash and securities segregated.

(2)	Net adjusted assets are adjusted assets, less securities borrowed.

(3)	Leverage ratio equals total assets divided by stockholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(5)	Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We use a number of quantitative tools to manage our exposure to market risk. These tools include:
•	inventory position and exposure limits, on a gross and net basis;

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

	Daily VaR (1)
	(in millions)
	Value-at-Risk in trading portfolios

	VaR at			Average VaR Three Months Ended
Risk Categories	9/30/07	6/30/07	12/31/06	9/30/07	6/30/07	12/31/06

Interest Rates	$1.48	$1.71	$1.39	$1.78	$1.69	$1.07
Equity Prices	$10.37	$8.95	$6.37	$8.34	$7.84	$5.44
Currency Rates	$0.46	$0.45	$0.34	$0.47	$0.29	$0.34
Commodity Prices	$1.20	$1.59	$0.80	$1.29	$1.18	$1.41
Diversification Effect (2)	$(3.39)	$(3.60)	$(3.36)	$(4.03)	$(2.92)	$(3.18)

Firmwide	$10.12	$9.10	$5.54	$7.85	$8.08	$5.08

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(in millions)
	Value-At-Risk Highs and Lows for Three Months Ended
	09/30/07		06/30/07		12/31/06
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$2.24	$1.37	$2.18	$1.41	$1.50	$0.45
Equity Prices	$12.40	$6.59	$10.34	$4.94	$6.45	$4.22
Currency Rates	$0.54	$0.30	$0.55	$0.13	$0.48	$0.24
Commodity Prices	$2.36	$0.78	$2.03	$0.40	$3.22	$0.61

Firmwide	$11.35	$5.95	$11.36	$5.31	$5.85	$4.27

(1)
VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

Average VaR of $7.85 million during the third quarter of 2007 decreased from the $8.08 million average during the second quarter of 2007 due mainly to an increase in the diversification effect.
The following table presents our daily VaR over the last four quarters:
Daily VaR Trend

JEFFERIES GROUP, INC. AND SUBSIDIARIES
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated ten outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the third quarter of 2007. The outliers were driven predominately by exceptionally high market volatility realized during the quarter. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the third quarter of 2007.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Third Quarter 2007 vs. Third Quarter 2006 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs	Plans or Programs (2)
July 1 – July 31, 2007	543,292	27.02	475,000	5,019,793
August 1 – August 31, 2007	526,407	25.58	525,000	4,494,793
September 1 – September 30, 2007	40,305	22.29	37,515	4,457,278

Total	1,110,004	26.17	1,037,515
(1)      We repurchased an aggregate of 72,489 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.
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

JEFFERIES GROUP, INC.
(Registrant)

Date:	November 8, 2007	By:	/s/	Joseph A. Schenk

Joseph A. Schenk
Chief Financial Officer
(duly authorized officer)