Form 10-K
period 2007-12-31
JEFFERIES GROUP INC /DE/
filed 2008-02-29
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
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
Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,038,203,420 as of June 29, 2007.
     Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 125,870,368 shares as of the close of business February 5, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Information from the Registrant’s Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be held on May 19, 2008 to be filed with the SEC is incorporated by reference into Part III of this Form 10-K.
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV herein on page 97.

JEFFERIES GROUP, INC.
2007 FORM 10-K ANNUAL REPORT
Exhibit Index located on page 97 of this report.

PART I
Item 1. Business.
Introduction
     Jefferies Group, Inc. and its subsidiaries (“we” or “us”) operate as a full-service global investment bank and institutional securities firm serving dynamic companies and their investors. We offer these companies capital markets, merger and acquisition, restructuring and other financial advisory services, and provide investors fundamental research and trade execution in equity, equity-linked, high yield and investment grade fixed income securities, as well as commodities and derivatives. We also provide asset management services and products to institutions and other investors.
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
     As of December 31, 2007, we had 2,568 employees. We maintain offices throughout the world and have our executive offices located at 520 Madison Avenue, New York, New York 10022. Our telephone number is (212) 284-2550 and our Internet address is www.jefferies.com.
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

Business Segments
     We currently operate in two business segments, Capital Markets and Asset Management. The Capital Markets reportable segment includes our securities trading, including the results of our recently reorganized high yield secondary market trading activities, and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the research, sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises a number of interrelated divisions. The Asset Management segment is primarily comprised of operating activities related to our asset management businesses. Beginning in the second quarter of 2007, our international convertible bond funds are included within the results of the Asset Management segment. Previously, operations from our international convertible bond funds were included in the Capital Markets segment. Prior period disclosures have been adjusted to conform to the current period’s presentation. This change was made in order to reflect the manner in which these segments are currently managed.
     Financial information regarding our reportable business segments as of December 31, 2007, December 31, 2006, and December 31, 2005 is set forth in note 19 of the Notes to Consolidated Financial Statements, titled “Segment Reporting” and is incorporated herein by reference.
Our Businesses
Capital Markets
     Our Capital Markets activity includes our securities execution activities, including sales, trading and research in equity, equity derivatives, convertible, high yield and investment grade fixed income securities, and prime brokerage, and our investment banking activities which include capital markets transactions, mergers and acquisitions and other advisory transactions. In addition, our Capital Markets activities include securities lending and our proprietary trading activities as well as commodity-related trading. We are primarily focused on serving corporations and institutional investors.
     Investment Banking
     Our Investment Banking Division offers our clients, primarily growing and mid-sized companies, a full range of financial advisory services, as well as debt, equity, and convertible capital raising services.
     Underwriting
     Equity and Equity-Linked Financing — We offer direct placements, private equity, private placements, initial public offerings, and follow-on offerings of equity and equity-linked convertible securities.
     Leveraged Finance — We offer a range of debt financing for growing and middle market companies and sponsors. We focus on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buy-outs, acquisitions, growth capital financings, recapitalizations, and Chapter 11 exit financings. Our joint venture loan finance company, Jefferies Finance LLC, has the ability to commit capital for transactions that range between $50 million and $500 million.

     Advisory Services
     Mergers & Acquisitions — We advise buyers and sellers on sales, divestitures, acquisitions, mergers, tender offers, joint ventures, strategic alliances and takeover defenses. We can facilitate and finance acquisitions and recapitalizations on both buy-side and sell-side mandates. Our service to our clients includes leveraging our industry knowledge, extensive relationships, and capital markets and restructuring expertise.
     Restructuring & Recapitalization — We offer advisory services in connection with exchange offers, consent solicitations, capital raising, recapitalization, restructuring and distressed M&A activity. We provide advice and support in the structuring, valuation and placement of securities issued in recapitalizations and restructurings. We represent issuers, bondholders and creditors, as well as buyers and sellers of assets.
     Fund Placement — Helix Associates, our fund placement group, is a placement agent serving private equity fund sponsors and sophisticated investors throughout North America, Europe, the Middle East, Japan and Australia.
     Our 539 investment banking professionals operate throughout the United States, Europe and Asia, and are organized into industry, product and geographic coverage groups. Industry coverage groups include Jefferies Quarterdeck for Aerospace and Defense, CleanTech, Jefferies Randall & Dewey for Energy, Gaming and Leisure, Healthcare, Industrial, Private Equity and Venture Capital Sponsors, Retail & Consumer, Jefferies Broadview for Technology, Oil Service & Infrastructure, Media and Communications and Putnam Lovell Investment Banking Business for Financial Services. The division has experienced substantial growth over the last six years both organically and through acquisitions.
     Equities
     Our Equities Division consists of equity research, sales and trading, electronic execution services, equity derivatives, securities lending and prime brokerage.
     Equity Sales and Trading
     Our equity research, sales and trading unit is one of the primary foundations of our platform. We have an over forty-year history in equity trading. Our equity sales representatives connect a network of institutional investors around the globe and provide execution with a focus on minimal market impact. We provide listed block trades, NASDAQ market making, bulletin board trading, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio and electronic trading, as well as trading in American Depository Receipts (“ADR”) and Ordinary Shares. Our clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. We have a small, but growing Private Client Services group that focuses on serving smaller institutions, family offices and high net worth individuals.
     Execution
     Through our Jefferies Execution subsidiary, we provide agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as OTC. In 2007, the firm traded over 33 billion shares utilizing its execution platform which includes floor brokerage, electronic connectivity, direct access and listed options trading. In addition, we offer quantitative and algorithmic trading solutions as well as access to liquidity in order to access the global markets. We leverage our portfolio management systems, analysis and benchmark auto-trading strategies to deliver our execution services to our institutional customers.
     Equity Research
     Encompassed within equity sales and trading is research and research sales. We provide long- and short-term investment ideas. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.

     Equity Derivatives
     We offer equity derivatives for investors seeking to manage risk and optimize returns within the equities market. Our professionals have expertise in listed and over-the-counter transactions and products. We focus on serving the diverse needs of our institutional, corporate and private client base across multiple product lines, offering listed options, ETFs and OTC options and swaps.
     Securities Lending
     In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. In 2007 and 2006, we expanded our securities lending focus internationally, with additional professionals in London and New York. In addition to our securities lending activities, we are a participant in the U.S. and international repurchase agreement (“repo”) markets, providing secured financing for our clients in those regions.
     Prime Brokerage
     We offer prime brokerage services to hedge funds, money managers, and registered investment advisors.
     Fixed Income and Commodities
     Our Fixed Income and Commodities activities consist of our high yield secondary market activities, convertibles department, investment grade fixed income department, research and our commodity trading group.
     High Yield Secondary Market Activities
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
     On April 2, 2007, we reorganized Jefferies High Yield Trading, LLC (“JHYT”) to conduct the secondary market trading activities previously performed by the High Yield division of Jefferies and the High Yield Funds. The activities of JHYT are overseen by Richard Handler, our Chief Executive Officer, and the same long-standing team previously responsible for these trading activities. JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT is a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).

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
     Convertibles
     Our personnel in the U.S., London, Tokyo, and Zurich serve the geographically diverse global convertible markets. We offer sales, trading and analysis of U.S. domestic and international convertible bonds, convertible preferred shares, closed-end funds, warrants and structured products.
     Investment Grade Fixed Income
     We provide fixed income transaction execution for institutions acting as principal through a combination of sales and trading coverage, and a technology trading platform. The division trades corporate bonds, U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, municipal bonds and emerging markets debt.
     Fixed Income Research
     We have expanded our research platform over the last few years and provide long- and short-term investment ideas. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.
     Commodities
     Our commodities group, Jefferies Financial Products, LLC (“JFP”), offers swaps, options and other derivatives typically linked to various commodity indexes and is a significant provider of liquidity in exchange-traded commodity index contracts. JFP provides financial products and commodity index knowledge to pension funds, mutual funds, sovereigns, foundations, endowments and other institutional investors seeking exposure to commodities as an asset class. In 2005, JFP worked with Reuters to modify the benchmark CRB Index, now renamed the Reuters Jefferies CRB Index. In addition, JFP offers proprietary commodity indexes, such as the Jefferies Commodity Performance Index, which are designed to outperform standard benchmark indexes.
Asset Management
     We provide investment management services to various private investment funds. In the United States, investment management services are provided through Jefferies Asset Management, LLC (“JAM”) and Jefferies Capital Management, Inc. (“JCM”). Each of JAM and JCM is registered as an investment adviser with the SEC. Our private fund products consist of long-short equity and fixed income funds, including CLO’s, that focus on specific strategies. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public.
     Our Asset Management business is primarily comprised of operating activities related to our private investment funds.
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
     Principal Transactions
     In the regular course of our business, we take securities positions as a market maker to facilitate customer transactions and for proprietary risk trading. Trading profits or losses and changes in market prices of our proprietary positions are also recorded as principal transactions revenues.
     Investment Banking
     Investment banking revenues are generated by fees from capital markets activities which include debt, equity, and convertible underwriting and placement services, and fees from financial advisory activities including M&A and restructuring services.
     Interest
     We derive a substantial portion of our interest revenues in connection with our securities borrowed / securities lending and repo activity. We also earn interest on our securities portfolio, on our operating and segregated balances, on our margin lending activity and on certain of our investments, including our investment in short-term bond funds.
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
Regulation
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”), are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by foreign regulatory bodies, state securities commissions and state attorneys general in those jurisdictions and states in which they do business.

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
     As registered broker-dealers, Jefferies, JHYT and Jefferies Execution are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. We carry an excess policy that provides additional protection for securities of up to $24.5 million per customer with an aggregate limit of $100 million.
     Net Capital Requirements. U.S. registered broker-dealers doing business with the public are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which specifies minimum net capital requirements. Jefferies Group is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are registered and are subject to the Rule.
     The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the “basic method”) or, alternatively, that it not permit its adjusted net capital to be less than the greater of 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) or $250,000 computed in accordance with such Rule (the “alternative method”). Jefferies, Jefferies Execution and JHYT use the alternative method of calculation.
     Compliance with applicable net capital rules could limit operations of Jefferies, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies, Jefferies Execution, or JHYT to us.
     As of December 31, 2007, Jefferies, Jefferies Execution and JHYT’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$505,080	$483,108
Jefferies Execution	$30,297	$30,047
JHYT	$558,087	$557,837
     NYSE Regulations. Our common stock is listed on the New York Stock Exchange (“NYSE”). As a listed company, we are required to comply with the NYSE’s rules and regulations, including rules pertaining to corporate governance matters. As required by the NYSE on an annual basis, in 2007 our Chief Executive Officer, Richard Handler, certified to the NYSE that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
     Regulation Outside the United States. We are an active participant in the international fixed income and equity markets and also provide investment banking services outside of the United States. Many of our principal subsidiaries that participate in these markets and provide these services are subject to comprehensive regulations in the United States and elsewhere that include some form of capital adequacy rules, other customer protection rules and compliance with other applicable regulations. We provide investment services in and from the United Kingdom under the regulation of the Financial Services Authority (“FSA”).

Business Risks
     As a global investment bank and securities firm, risk is an inherent part of our businesses. Capital markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. We have developed policies and procedures designed to identify, measure and monitor each of the risks involved in our trading, brokerage and investment banking activities on a global basis. Our principal risks are market, credit, operational, legal and compliance, new business risks. Risk management is considered to be of paramount importance to our day-to-day operations. Consequently, we devote significant resources (including investments in personnel and technology) to the measurement, analysis and management of risk.
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
Item 1A. Risk Factors.
Factors Affecting Our Business
     The following factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. In addition to the factors mentioned in this report, we may also be affected by changes in general economic and business conditions, acts of war, terrorism and natural disasters.
Changing conditions in financial markets and the economy could result in decreased revenues.
     Our net revenues are directly related to the number and size of the transactions in which we participate and therefore were adversely affected in the second half of 2007 by the equity and credit market turmoil, and may be further impacted by continued or further credit market dislocations or sustained market downturns. As an investment banking and securities firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways, including the following:
•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.
•	Unfavorable financial or economic conditions could likely reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.
•	Adverse changes in the market could lead to a reduction in revenues from principal transactions and commissions.
•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses from managed funds. Continued increases in our asset management business, especially increases in the amount of our investments in managed funds, would make us more susceptible to adverse changes in the market. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.
•	Increases in interest rates or credit spreads, as well as limitations on the availability of credit, such as occurred in the second half of 2007, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.

Our principal trading and investments expose us to risk of loss.
     A considerable portion of our revenues is derived from trading in which we act as principal. Although a significant portion of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, and equity securities and futures and commodities for our own account and from other program or principal trading. Additionally, we have made substantial investments of our capital in debt securities, equity securities and commodities, including investments managed by us and investments managed by third parties. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, because our inventory is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.
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
     Asset management revenue includes revenues we receive from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third-party managed funds, and investment income from our investments in these funds. These revenues are dependent upon the amount of assets under management and the performance of the funds. If these funds do not perform as well as our asset management clients expect, our clients may withdraw their assets from these funds, which would reduce our revenues. Some of our revenues are derived from our own investments in these funds. We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.
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
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally FINRA and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the CFTC and the NFA. The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and our profitability. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and FINRA’s Trade Reporting and Compliance Engine, or TRACE, has affected and could continue to affect our trading revenue.
Our business is substantially dependent on our Chief Executive Officer.
     Our future success depends to a significant degree on the skills, experience and efforts of Richard Handler, our Chief Executive Officer. We do not have an employment agreement with Mr. Handler which provides for his continued employment. The loss of his services could compromise our ability to effectively operate our business. In addition, in the event that Mr. Handler ceases to actively manage the high yield fund, investors would have the right to withdraw from the fund. Although we have substantial key man life insurance covering Mr. Handler, the proceeds from the policy may not be sufficient to offset any loss in business.
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
     In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties.

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
Derivative transactions may expose us to unexpected risk and potential losses.
     We are party to a large number of derivative transactions that require us to deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery, particularly if default rates increase as we have seen for the second half of 2007 and through the beginning of 2008. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement. We maintain offices throughout the world including New York, Stamford, Jersey City, London, Los Angeles, and Zurich. In addition, we maintain back-up facilities with redundant technologies in Dallas. We lease all of our office space which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 14 of the Notes to Consolidated Financial Statements.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the NYSE under the symbol JEF. On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of our common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All prior period share, share price and per share information has been restated to retroactively reflect the effect of the 2-for-1 stock split.
     The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported by the NYSE, adjusted for the 2-for-1 stock split as appropriate.

	High	Low
2007
Fourth Quarter	$29.67	$22.15
Third Quarter	30.98	22.40
Second Quarter	33.80	25.92
First Quarter	30.42	23.90

2006
Fourth Quarter	$31.76	$26.41
Third Quarter	30.50	21.45
Second Quarter	34.80	24.73
First Quarter	29.58	22.38
     There were approximately 900 holders of record of our common stock at February 7, 2008.
     In 1988, we instituted a policy of paying regular quarterly cash dividends. The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
     In the second quarter of 2006, we announced a 67% increase in our quarterly dividend to $0.125 per share.
     Dividends per share of common stock (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007	$0.125	$0.125	$0.125	$0.125
2006	$0.075	$0.125	$0.125	$0.125

Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)(3)	Plans or Programs
October 1 - October 31, 2007	1,753,435	24.90	1,704,700	2,752,578
November 1 - November 30, 2007	1,739,490	23.56	1,671,200	1,081,378
December 1 - December 31, 2007	58,419	24.01	—	1,081,378

Total	3,551,344	24.23	3,375,900

(1) We repurchased an aggregate of 175,444 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.
(2) On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.
(3) On January 23, 2008, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an additional 15,000,000 shares of our common stock
Shareholder Return Performance Presentation
     Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our common stock, after consideration of all relevant stock splits during the period, against the cumulative total return of the Financial Service Analytics Brokerage (“FSA Composite”) and Standard & Poor’s 500 Indices for the period of five fiscal years, commencing January 1, 2003 (based on prices at December 31, 2002), and ending December 31, 2007 (normalized so that the value of our common stock and each index was $100 on December 31, 2002).

	2002	2003	2004	2005	2006	2007

Jefferies Group Inc.	100	159	195	221	268	235
FSA Composite	100	144	156	188	247	200
S&P 500	100	129	143	150	173	183

     Item 6. Selected Financial Data.
     The selected data presented below as of and for each of the years in the five-year period ended December 31, 2007, are derived from the Consolidated Financial Statements of Jefferies Group, Inc. and its subsidiaries. The data should be read in connection with the Consolidated Financial Statements including the related notes contained on pages 43 through 95. On July 14, 2003, we declared a 2-for-1 split of all outstanding shares of common stock, payable August 15, 2003 to stockholders of record as of July 31, 2003. On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock splits were effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock splits. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except Per Share Amounts)
Earnings Statement Data
Revenues:
Commissions	$355,601	$280,681	$246,943	$258,838	$250,191
Principal transactions	390,374	468,002	349,489	358,213	301,299
Investment banking	750,192	540,596	495,014	352,804	229,608
Asset management fees and investment income from managed funds	23,534	109,550	82,052	81,184	32,769
Interest	1,174,883	528,882	304,053	134,450	102,403
Other	24,311	35,497	20,322	13,150	10,446

Total revenues	2,718,895	1,963,208	1,497,873	1,198,639	926,716
Interest expense	1,150,805	505,606	293,173	140,394	97,102

Revenues, net of interest expense	1,568,090	1,457,602	1,204,700	1,058,245	829,614

Non-interest expenses:
Compensation and benefits	946,309	791,255	669,957	595,887	474,709
Floor brokerage and clearing fees	71,851	62,564	46,644	52,922	48,217
Technology and communications	103,763	80,840	67,666	64,555	58,581
Occupancy and equipment rental	76,765	59,792	47,040	39,553	32,534
Business development	56,594	48,634	42,512	35,006	26,481
Other	67,074	65,863	62,474	43,333	44,559

Total non-interest expenses	1,322,356	1,108,948	936,293	831,256	685,081

Earnings before income taxes, minority interest, and cumulative effect of change in accounting principle	245,734	348,654	268,407	226,989	144,533
Income taxes	93,178	137,541	104,089	83,955	52,851

Earnings before minority interest and cumulative effect of change in accounting principle	152,556	211,113	164,318	143,034	91,682
Minority interest in earnings of consolidated subsidiaries, net	7,891	6,969	6,875	11,668	7,631

Earnings before cumulative effect of change in accounting principle, net	144,665	204,144	157,443	131,366	84,051
Cumulative effect of change in accounting principle, net	—	1,606	—	—	—

Net earnings	$144,665	$205,750	$157,443	$131,366	$84,051

Earnings per share of Common Stock:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$1.02	$1.53	$1.27	$1.14	$0.79
Cumulative effect of change in accounting principle, net	—	0.01	—	—	—

Net earnings	$1.02	$1.54	$1.27	$1.14	$0.79

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.97	$1.41	$1.16	$1.03	$0.71
Cumulative effect of change in accounting principle, net	—	0.01	—	—	—

Net earnings	$0.97	$1.42	$1.16	$1.03	$0.71

Weighted average shares of Common Stock:
Basic	141,515	133,898	123,646	114,906	106,179
Diluted	153,807	147,531	135,569	127,815	118,531
Cash dividends per common share	$0.50	$0.42	$0.26	$0.18	$0.11
Selected Balance Sheet Data
Total assets	$29,793,817	$17,825,457	$12,780,931	$13,824,628	$10,992,283
Long-term debt	$1,764,067	$1,168,562	$779,873	$789,067	$443,148
Mandatorily redeemable convertible preferred stock	$125,000	$125,000	—	—	—
Total stockholders’ equity	$1,761,544	$1,581,087	$1,286,850	$1,039,133	$838,371
Shares outstanding	124,453	119,547	116,220	114,578	113,404
Other Data (Unaudited)
Book value per share of Common Stock	$14.15	$13.23	$11.07	$9.07	$7.40
Fixed charge coverage ratio (1)	3.0X	4.5X	5.5X	5.6X	5.6X

(1)	The ratio of earnings to fixed charges is computed by dividing (a) income from continuing operations before income taxes plus fixed charges by (b) fixed charges. Fixed charges consist of interest expense on all long-term indebtedness and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:
•	the description of our business contained in this report under the caption “Business”;

•	the risk factors contained in this report under the caption “Risk Factors”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the discussion of our risk management policies, procedures and methodologies contained in this report under the caption “Risk Management” included within Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	the notes to the Consolidated Financial Statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
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
     Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most difficult, subjective or complex judgments) are our valuation of financial instruments, impairment of goodwill assessment and our use of estimates related to compensation and benefits during the year.

Valuation of Financial Instruments
Definition of Fair Value - Our financial instruments are primarily recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The use of fair value to measure financial instruments is fundamental to our financial statements and is a critical accounting policy. Unrealized gains or losses are generally recognized in principal transactions in our Consolidated Statements of Earnings. Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.
Fair Value Hierarchy - We adopted FASB 157, Fair Value Measurements (“FASB 157”), as of the beginning of 2007. FASB 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FASB 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level 1 are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments;

Level 2:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds, convertible bonds, municipal bonds and OTC derivatives;

Level 3:	Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain illiquid equity securities, commercial loans and loan commitments, investments, distressed debt, as well as certain highly structured OTC derivative contracts.

Valuation Process for Financial Instruments - The overall valuation process for financial instruments may include adjustments to valuations derived from pricing models. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. An adjustment may be made if a trade of a financial instrument is subject to sales restrictions that would result in a price less than the computed fair value measurement from a quoted market price. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.
Valuation Models Used to Determine Fair Value - Non-derivative financial assets and liabilities presented at fair value and categorized as Level 3 are generally those that are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows models, market-based information, including comparable company transactions, performance multiples and changes in market outlook, among other factors. Derivative financial instruments are generally those that are marked-to-model using relevant empirical data to estimate fair value. The models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. Our valuation models are calibrated to the market on a frequent basis. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements.
Controls Over Valuation of Financial Instruments — Our Risk Management Department, independent of the trading function, plays an important role in asserting that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.
Compensation and Benefits
     The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of equity-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, we have generally accrued interim compensation and benefits based on annual targeted compensation ratios, taking into account the guidance contained in FASB 123R regarding the timing of expense recognition for non-retirement-eligible and retirement-eligible employees. Our fourth quarter reflects the difference between the compensation and benefits we determine at year end and the accruals recorded through the end of the third quarter.
Goodwill Impairment
     At least annually, we are required to assess whether goodwill has been impaired by comparing the estimated fair value, calculated based on earnings and book value multiples, of each business segment with its estimated net book value, by estimating the amount of stockholders’ equity required to support each reporting unit. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our last impairment test on goodwill as of September 30, 2007, and no impairment was identified.
     However, our Jefferies Execution subsidiary recorded a goodwill impairment charge of $26 million during the fourth quarter of 2007. Jefferies Execution is a registered broker-dealer. Therefore, goodwill relating to the acquisition of Jefferies Execution in 2001, formerly Helfant Group, Inc., was “pushed down” from us to Jefferies Execution in accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting.
     We have two reporting units, Capital Markets and Asset Management, as defined by FASB 142, Goodwill and Other Intangible Assets. Jefferies Execution is not a reporting unit of ours and we have not recorded this $26 million goodwill impairment charge to our Consolidated Financial Statements.
Revenues by Source
     The Capital Markets reportable segment includes our securities trading, including the results of our recently reorganized high yield secondary market trading activities, and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
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

     The following provides a summary of revenues by source for the past three years:

	Year Ended December 31,
	2007		2006		2005
		% of		% of		% of
		Net		Net		Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(Dollars in Thousands)
Equity	$597,164	38%	$538,891	37%	$438,080	36%
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	139,274	9	165,170	11	116,801	10
High yield (2)	33,848	2	80,119	6	61,873	5

Total	173,122	11	245,289	17	178,674	15
Investment banking	750,192	48	540,596	37	495,014	41
Asset management fees and investment income from managed funds (3):
Asset management fees	28,533	2	55,462	4	50,943	4
Investment income (loss) from managed funds	(4,999)	(1)	54,088	4	31,109	3

Total	23,534	1	109,550	8	82,052	7
Interest	1,174,883	75	528,882	36	304,053	25

Total revenues	$2,718,895	173%	$1,963,208	135%	$1,497,873	124%
Interest expense	(1,150,805)	(73)	(505,606)	(35)	(293,173)	(24)

Net revenues	$1,568,090	100%	$1,457,602	100%	$1,204,700	100%

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, convertible and commodities product revenue.

(2)	High yield revenue is comprised of revenue generated by our reorganized high yield secondary market trading activities during the second, third, and fourth quarter of 2007 and revenue generated by our pari passu share of high yield revenue during the first quarter of 2007 and the full year of 2006. For the prior year, we recorded 100% of the revenue related to our pari passu share of our high yield revenue.

(3)	First quarter 2007 and prior period amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activities.
Consolidated Results of Operations
2007 Compared to 2006
     Net Revenues
     Net revenues increased $110.5 million, or 8%, to $1,568.1 million, compared to $1,457.6 million for 2006. The increase was primarily due to a $209.6 million, or 39%, increase in investment banking revenues and a $58.3 million, or 11%, increase in equity product revenues; partially offset by a $25.9 million, or 16%, decrease in fixed income (excluding high yield) and commodities revenues, a $46.3 million, or 58%, decrease in high yield revenues and a $86.0 million, or 79%, decrease in asset management fees and investment income (loss) from managed funds.
     Equity Product Revenue
     Equity product revenue is comprised of equity (including principal transactions and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $597.2 million, up 11% from 2006 primarily attributable to strong contributions from our U.S. and international agency cash equity and derivative products offset by principal trading losses from certain derivative and cash proprietary equity trading activities for the later half of the year. These principal trading losses were caused by illiquidity and volatility in the U.S. equity marketplace.

     Fixed Income and Commodities Revenue
     Fixed income and commodities revenue is primarily comprised of high yield secondary market trading activities, investment grade fixed income, convertible and commodities product revenue. Fixed income and commodities revenue was $173.1 million, down 29% over 2006. The decrease was driven by (1) extremely challenging and illiquid U.S. high yield credit markets for the latter half characterized by wider spreads and reduced levels of liquidity, and (2) strong prior period performance in high yield secondary market trading; offset by (1) consistent contributions throughout 2007 from our investment grade fixed income products despite a severe decline in fixed income liquidity and (2) a strong fourth quarter 2007 performance from JFP due to volatility in energy related commodities markets.
     Investment Banking Product Revenue

	Year Ended
	December 31,	December 31,	Percentage
	2007	2006	Change
	(Dollars in Thousands)
Capital markets	$388,675	$231,261	68%
Advisory	361,517	309,335	17%

Total	$750,192	$540,596	39%

     Capital markets revenues, which consists primarily of debt, equity and convertible financing services, were $388.7 million, an increase of 68% from 2006. The increase in capital markets revenues was a result of increased U.S. and international debt underwritings and increased activity from our leverage finance group.
     Revenues from advisory activities were $361.5 million, an increase of 17% from 2006. The increase in advisory revenues was led by services rendered on assignments in the technology, industrial, energy, maritime and shipping, healthcare and aerospace and defense sectors.
     Asset Management Fees and Investment Income from Managed Funds
     Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds, and investment revenue from our investments in these funds. Asset management revenues were $23.5 million, down $86.0 million over 2006. The decrease in asset management revenue was a result of a strong prior period performance from our High Yield Funds, which are no longer included in asset management effective April 2, 2007 and weaker operating performance from our equity funds and managed CLO’s offset by strong operating performance and increased assets under managements from our international global convertible funds.

     Changes in Assets under Management

	Year Ended	Year Ended
	December	December	Percent
Dollars In millions	31, 2007	31, 2006	Change
Balance, beginning of period	$5,282	$4,031	31%

Net cash flow in	269	792
Net market appreciation	224	459

	493	1,251

Balance, end of period	$5,775	$5,282	9%

     The net cash inflow during 2007 is primarily due to the commencement of the Clear Lake CLO and St. James River CLO, Ltd., partially offset by the liquidation of our managed high yield funds due to the commencement of our reorganized high yield secondary market trading activities (which are no longer included in assets under management) and the liquidation of the Jefferies Paragon Fund in June 2007.
     Net Interest
     Interest income increased $646.0 million primarily as a result of increased stock borrowing, securities purchased under agreements to resell activities and increases in interest rates; and interest expense increased by $645.2 million primarily as a result of increased stock lending and securities sold under agreements to repurchase activities, increases in interest rates and the issuance of our $600 million of senior unsecured debentures in June 2007.
     Compensation and Benefits
     Compensation and benefits increased $155.1 million, or 20%, while net revenues increased 8%. The ratio of compensation to net revenues was approximately 60.3% for 2007 as compared to 54.3% for 2006. Average employee headcount increased 12% from 2,140 during 2006 to 2,394 during 2007. Employee headcount increased 13% from 2,275 as of December 31, 2006 to 2,568 as of December 31, 2007.
     Cash Compensation
     Cash compensation and benefits increased $95.7 million, or 14%, while net revenues increased 8%. The ratio of cash compensation to net revenues was approximately 51% for 2007 as compared to 48% for 2006. The ratio of cash compensation to average employee headcount was approximately $334 thousand for 2007 as compared to $329 thousand for 2006. The increase in cash compensation is primarily due to increased business activities and growth initiatives, both domestically and internationally. Specifically, during 2007 we hired numerous senior level employees as part of our growth initiatives requiring us to incur significant upfront cash compensation outflows including sign-on and guaranteed bonuses.
     Issuance of Stock-Based Compensation to Employees
     Restricted stock and restricted stock units (“RSU’s”) are an important component of employee compensation. We believe they motivate employees and encourage long-term commitment to us. Restricted stock and RSU’s are awarded to employees subject to risk of forfeiture and/or vesting conditions. Typically the vesting occurs over a prescribed period of time and requires continued service and employment by the recipient. Restricted stock and RSU’s are valued at the date of grant and are amortized over the requisite service period which is typically five years.

     The following table summarizes selected financial ratios related to the issuance of stock-based compensation to our employees (dollars in thousands):

	2007	2006
Stock based compensation (1)	$145,839	$86,190
Net revenues	$1,568,090	$1,457,602
Compensation and benefits	$946,309	$791,255

Stock based compensation / net revenues	9%	6%
Stock based compensation / compensation and benefits	15%	11%

(1)	Stock based compensation is the pre-tax expense associated with all of our employee stock-based compensation plans, including the discount on DCP deferred shares, restricted stock amortization, discounts on employee stock purchase plans and ESOP contributions.
     The increase in stock-based compensation/net revenues and stock-based compensation/total compensation is primarily due to the increase in the amortization of stock-based awards from prior years. The increase in stock-based compensation is consistent with our change in compensation policies initiated during 2005 whereby we issue greater amounts of stock-based compensation to senior level employees as compared to cash compensation.
     The following table summarizes estimated future amortization expense related to the issuance of stock-based awards to our employees prior to January 1, 2008. This table does not reflect the potential impact of future grants, modifications, if any, or actual forfeitures (in millions):

2008	$104.8
2009	81.5
2010	63.1
2011	35.1
2012	13.2

Total	297.7
     On January 22, 2008 we granted $180 million of RSU’s and restricted stock to our employees. These stock-based awards will generally be amortized into compensation and benefits expense on a straight-line basis over their five year vesting period.
     Additional information relating to issuances pursuant to our employee stock-based compensation plans is contained in Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) on page 50, Stock-Based Compensation included in note 1 of the Notes to the Consolidated Financial Statements, and Defined Benefit Plan included in note 11 of the Notes to the Consolidated Financial Statements.
     Non-Personnel Expenses
     Non-personnel expense was $376.0 million for 2007 versus $317.7 million for 2006 or 24.0% of net revenues for 2007 versus 21.8% of net revenues for 2006. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased compliance, technology and communications costs as well as increased occupancy related to the expansion of our London and New York offices.

     Earnings before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle, Net
     Earnings before income taxes, minority interest and cumulative effect of change in accounting principle, net, were down $102.9 million, or 29.5%, to $245.7 million, compared to $348.7 million for 2006. The effective tax rates were approximately 37.9% for 2007 and 39.4% for 2006. The lower effective tax rate is due to (1) the minority interest holdings in JHYH which are not taxed at the Jefferies Group level (2) a decrease in state and local income taxes and (3) return to provision adjustments for amounts previously deemed to be non-deductible.
     Minority Interest
     Minority interest consists of third party interests in JHYH (effective April 2, 2007) and our consolidated asset management funds. Minority interest was $7.9 million compared to $7.0 million for 2006. The increase is due to the commencement of JHYH. We now consolidate 100% of the operations of JHYH for financial reporting purposes beginning with the second quarter of 2007.
     Earnings per Share
     Diluted net earnings per share were $0.97 for 2007 on 153,807,000 shares compared to $1.42 for 2006 on 147,531,000 shares. The diluted earnings per share calculation for 2007 and 2006 includes an addition of $4.1 and $3.5 million, respectively, to net earnings for preferred dividends.
     Basic net earnings per share were $1.02 for 2007 on 141,515,000 shares compared to $1.54 for 2006 on 133,898,000 shares.
2006 Compared to 2005
     Net Revenues
     Net revenues increased $252.9 million, or 21%, to $1,457.6 million, compared to $1,204.7 million for 2005. The increase was primarily due to a $167.4 million, or 27%, increase in equity and fixed income and commodities revenues, a $27.5 million, or 34%, increase in asset management fees and investment income from managed funds and a $45.6 million, or 9%, increase in investment banking revenue. The 2006 results included an after-tax gain of $1.6 million, or $0.01 per diluted common share, as a cumulative effect of change in accounting principle associated with our adoption of FASB 123R on January 1, 2006.
     Equity Product Revenue
     Equity product revenue is comprised of equity (including principal transactions and commission revenue), correspondent clearing and prime brokerage, and execution product revenues. Equity product revenue was $538.9 million, up 23% from 2005 reflecting higher revenues across most of our core equity businesses. The increase in equity product revenue was due to moderate volatility in the market, several large block and proprietary trading opportunities generated from our investment banking relationships and the continued expansion of our secondary trading activity generated off of our capital markets platform.
     Fixed Income and Commodities Revenue
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
     Changes in Assets under Management (1)

	Year Ended	Year Ended
	December	December	Percent
Dollars In millions	31, 2006	31, 2005	Change
Balance, beginning of period	$4,031	$3,287	23%

Net cash flow in	792	556
Net market appreciation	459	188

	1,251	744

Balance, end of period	$5,282	$4,031	31%

(1)	Excludes certain third party managed funds that are no longer considered assets under management.
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

Compensation and Benefits
     Compensation and benefits, including the amortization of previously awarded equity awards, increased $121.3 million, or 18%, versus the 21% increase in net revenues. The increase was consistent with our increase in headcount and change to our revenue mix offset by changes to FASB 123R guidance regarding the timing of expense recognition for non-retirement-eligible employees. Under FASB 123 we defined the service period (over which compensation costs should be recognized) to generally include the year prior to the grant and the subsequent vesting periods. With the adoption of FASB 123R, our policy regarding the timing of expense recognition for non retirement-eligible employees changed to recognize compensation cost over the period from the service inception date which is the grant date through the date the employee is no longer required to provide service to earn the award.
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
     Minority Interest
     Minority interest was $7.0 million compared to $6.9 million for 2005.
     Earnings per Share
     Diluted net earnings per share were $1.42 for 2006 on 147,531,000 shares compared to $1.16 in 2005 on 135,569,000 shares. The diluted earnings per share calculation for 2006 includes an addition of $3.5 million to net earnings for preferred dividends.
     Basic net earnings per share were $1.54 for 2006 on 133,898,000 shares compared to $1.27 in 2005 on 123,646,000 shares.
     Both the 2006 basic and diluted calculations included an additional $0.01 per share related to the cumulative effect of the change in accounting principle, net.

Liquidity, Financial Condition and Capital Resources
     Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature of our day-to-day business operations, business growth possibilities, regulatory obligations, and liquidity requirements.
     Our actual level of capital, total assets, and financial leverage are a function of a number of factors, including, asset composition, business initiatives, regulatory requirements and cost availability of both long-term and short-term funding. We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. The highly liquid nature of these assets provides us with flexibility in financing and managing our business.
     Liquidity
     The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	December 31, 2007	December 31, 2006
Cash and cash equivalents:
Cash in banks	$248,174	$107,488
Money market investments	649,698	405,553

Total cash and cash equivalents	897,872	513,041
Cash and securities segregated (1)	659,219	508,303
Other (2)	—	71,160

	$1,557,091	$1,092,504

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash in normal market conditions.
     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of December 31, 2007 and 2006. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had $280.4 million and $0 of outstanding unsecured bank loans as of December 31, 2007 and 2006, respectively. Average daily bank loans for the years ended December 31, 2007 and 2006 were $267.1 million and $12.4 million, respectively.
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

     Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with banks for unsecured financing of up to $877.0 million. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. We have always been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. Additionally, we have $308.0 million in letters of credit outstanding as of December 31, 2007, which are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Excess Liquidity
     Our policy is to maintain excess liquidity to cover all expected cash outflows for one year in a stressed liquidity environment. Liquid resources consist of unrestricted cash and unencumbered assets that are readily convertible into cash on a secured basis on short notice. Certain investments are also readily convertible to cash. In addition, we have $1,185.0 million of unsecured, uncommitted lines of credit with various banks.
     Management believes these resources provide sufficient excess liquidity to cover all expected cash outflows for one year during a stressed liquidity environment. Expected cash outflows include:
•	The payment of interest expense (including dividends on our mandatorily redeemable convertible preferred stock) on our long-term debt;
•	The anticipated funding of outstanding investment commitments;
•	The anticipated fixed costs over the next 12 months;
•	Potential stock repurchases; and
•	Certain accrued expenses and other liabilities.
     Analysis of Financial Condition and Capital Resources
     Financial Condition
     As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $11,968.4 million, or 67%, from $17,825.5 million at December 31, 2006 to $29,793.8 million at December 31, 2007 primarily due to increased repo activity. Our financial instruments owned, including securities pledged to creditors, increased $1,092.5 million, while our financial instruments sold, not yet purchased decreased $266.2 million. Our securities borrowed and securities purchased under agreements to resell increased $9,856.4 million, while our securities loaned and securities sold under agreements to repurchase increased $10,119.6 million.
Level 3 assets, as defined by FASB 157, decreased to approximately 6.1% of total financial instruments owned as of December 31, 2007, compared to approximately 7.4% in the trailing quarter. The decrease in Level 3 assets resulted largely from the repayment of $148.1 million in bridge loans from investment-banking clients in acquisition-finance transactions.

     The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	December 31, 2007	December 31, 2006
Stockholders’ equity	$1,761,544	$1,581,087
Less: Goodwill	(344,063)	(257,321)

Tangible stockholders’ equity	$1,417,481	$1,323,766

Stockholders’ equity	$1,761,544	$1,581,087
Add: Projected tax benefit on vested portion of restricted stock	84,729	130,700

Pro forma stockholders’ equity	$1,846,273	$1,711,787

Tangible stockholders’ equity	$1,417,481	$1,323,766
Add: Projected tax benefit on vested portion of restricted stock	84,729	130,700

Pro forma tangible stockholders’ equity	$1,502,210	$1,454,466

Shares outstanding	124,453,174	119,546,914
Add: Shares not issued, to the extent of related expense amortization	22,577,007	24,139,907

Less: Shares issued, to the extent related expense has not been amortized	(4,439,790)	(1,813,423)

Adjusted shares outstanding	142,590,391	141,873,398

Book value per share (1)	$14.15	$13.23

Pro forma book value per share (2)	$12.95	$12.07

Tangible book value per share (3)	$11.39	$11.07

Pro forma tangible book value per share (4)	$10.54	$10.25

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
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

Capital Resources
     We had total long-term capital of $3.7 billion and $2.9 billion resulting in a long-term debt to total capital ratio of 48% and 41%, at year end 2007 and 2006, respectively. Our total capital base as of December 31, 2007 and 2006 was as follows (in thousands):

	December 31,	December 31,
	2007	2006
Long-Term Debt	$1,764,067	$1,168,562
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	1,761,544	1,581,087

Total Capital	$3,650,611	$2,874,649

     Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $1,185.0 million of uncommitted unsecured bank lines. Our ability is further enhanced by the cash proceeds from the $500 million senior unsecured bonds and $125 million in series A preferred stock, both issued in the first quarter of 2006; as well as cash proceeds from our $600 million senior unsecured debt issuance in June 2007.
     At December 31, 2007, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.3 million, $346.2 million, $348.5 million, $248.4 million and $328.6 million due in 2036, 2027, 2016, 2014 and 2012, respectively.
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
     Our long-term debt ratings are as follows:

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

     As of December 31, 2007, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$505,080	$483,108
Jefferies Execution	$30,297	$30,047
Jefferies High Yield Trading	$558,087	$557,837
     Guarantees
     As of December 31, 2007, we had outstanding guarantees of $20.0 million relating to an undrawn bank credit obligation of an associated investment fund in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36.0 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P. (“Fund IV”).
     We have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.5 million) to Jefferies (Japan) Limited. In addition, as of December 31, 2007, we had commitments to invest up to $500.1 million in various investments, including $195.0 million in Jefferies Finance LLC, $18.0 million in Babson-Jefferies Loan Opportunity CLO, $25.9 million in Fund IV, $250.0 million in JHYH and $11.2 million in other investments.
     Leverage Ratios
     The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Total assets	$29,793,817	$17,825,457
Deduct: Securities borrowed	(16,422,130)	(9,711,894)
Securities purchased under agreements to resell	(3,372,294)	(226,176)
Add: Financial instruments sold, not yet purchased	3,334,678	3,600,869
Less derivative liabilities	(331,788)	(240,231)

Subtotal	3,002,890	3,360,638
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(659,219)	(508,303)
Goodwill	(344,063)	(257,321)

Adjusted assets	11,999,001	10,482,401

Total stockholders’ equity	$1,761,544	$1,581,087
Deduct: Goodwill	(344,063)	(257,321)

Tangible stockholders’ equity	1,417,481	1,323,766

Leverage ratio (1)	16.9	11.3

Adjusted leverage ratio (2)	8.5	7.9

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

     Commitments
     The tables below provide information about our commitments related to debt obligations, leases, guarantees, letters of credit and investments as of December 31, 2007. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates. For guarantees and letters of credit, the table presents notional amounts with expected maturity dates.

	Expected Maturity Date
	2008	2009	2010	2011	2012	After 2012	Total
	(Dollars in Millions)
Debt obligations
Senior notes	—	—	—	—	$325.0	$1,450.0	$1,775.0
Mandatorily redeemable convertible preferred stock	—	—	—	—	—	$125.0	$125.0

Leases
Gross lease commitments	$47.5	$48.0	$45.8	$43.6	$37.5	$149.9	$372.3
Sub-leases	10.6	10.7	10.4	10.0	6.7	14.7	63.1

Net lease commitments	$36.9	37.3	$35.4	$33.6	$30.8	$135.2	$309.2

Guarantees	$20.0	—	—	—	$36.0	$4.5	$60.5

Letters of credit	$307.7	$0.1	$0.2	—	—	—	$308.0

Commitments to invest	—	$0.1	—	$0.9	$0.4	$498.7	$500.1

High yield loan commitment	—	—	$5.0	—	—	—	$5.0

Derivative contracts	$392.5	—	—	—	$5.0	—	$397.5
Off Balance Sheet Arrangements
     Information concerning our off balance sheet arrangements are included in note 18 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.
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
Effects of Inflation
     Based on today’s modest inflationary rates and because our assets are primarily monetary in nature, consisting of cash and cash equivalents, financial instruments and receivables, we believe that our assets are not significantly affected by inflation. The rate of inflation, however, can affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges for services provided by us.

Risk Management
     Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness and profitability. We seek to identify, assess, monitor and manage the following principal risks involved in our business activities: market, credit, operational, legal and compliance, new business, reputational and other. Risk management is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification.
     Market Risk. The potential for changes in the value of financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. We make dealer markets in equity securities, debt securities and commodities. We attempt to hedge our exposure to market risk by managing our net long or short positions. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.
     Credit Risk. Credit risk represents the loss that we would incur if a client, counterparty or issuer of financial instruments, such as securities and derivatives, held by us fails to perform its contractual obligations. We follow industry practices to reduce credit risk related to various trading, investing and financing activities by obtaining and maintaining collateral. We adjust margin requirements if we believe the risk exposure is not appropriate based on market conditions. Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed-to-receive, we may purchase the underlying security in the market and seek reimbursement for losses from the counterparty in accordance with standard industry practices.
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

Accounting and Regulatory Developments
     FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of the beginning of 2007. The transition adjustment to beginning retained earnings was a reduction of approximately $0.4 million.
     FASB 157. In September 2006, the FASB issued FASB 157, Fair Value Measurements (“FASB 157”). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 reverses the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to existing derivative financial instruments measured under EITF Issue No. 02-3 and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. We adopted FASB 157 as of the beginning of 2007. To determine the transition adjustment to opening retained earnings, we performed an analysis of existing derivative instruments measured under EITF Issue 02-3 and block discounts, and determined that there was no transition adjustment to opening retained earnings as of January 1, 2007.
     FASB 158. In September 2006, the FASB issued Statement No. 158, Accounting for Uncertainty in Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB 158. FASB 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan on our December 31, 2006 Consolidated Statement of Financial Condition, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As a result of the pension plan being frozen, the projected benefit obligation was equal to the accumulated benefit obligation. Consequently, no additional adjustment to accumulated other comprehensive income was necessary as of December 31, 2006.
     FASB 159. In February 2007, the FASB issued FASB 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB 159 are elective; however, the amendment to FASB 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. FASB 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to opening retained earnings. FASB 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We adopted FASB 159 as of the beginning of 2007. We elected to apply the fair value option on loans and loan commitments made in connection with our investment banking activities (“loans and loan commitments”). Loans and loan commitments are included in financial instruments owned on the Consolidated Statement of Financial Condition. At the time of adoption, we did not have such loans and loan commitments outstanding, therefore there was no transition adjustment recorded to opening retained earnings. In addition, we elected to apply the fair value option on certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. These investments had been accounted for by us at fair value prior to the adoption of FASB 159; therefore, there was no transition adjustment recorded to opening retained earnings related to these investments. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
     FSP FIN 39-1. In April 2007, the FASB issued a Staff Position (“FSP”) FIN No. 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 on January 1, 2008 did not have a material impact on our Consolidated Financial Statements.
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
     SOP No. 07-1 and FSP FIN No. 46R-7. In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the scope of when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). SOP 07-1 also provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company, and includes certain disclosure requirements. In May 2007, the FASB issued FSP FIN 46R-7, Application of FIN 46R to Investment Companies (“FSP FIN 46R-7”). FSP FIN 46R-7 amends FIN 46R to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised Guide under SOP 07-1. FSP FIN 46R-7 is effective upon the adoption of SOP 07-1. In November 2007, the FASB issued a proposed FSP SOP No. 07-1-a, The Effective Date of AICPA Statement of Position 07-1, which proposes to indefinitely defer the effective date for SOP 07-1 and, consequently, FSP FIN 46R-7. We are currently evaluating the potential impact of adopting SOP 07-1 and FSP FIN 46R-7 in light of the proposed FSP SOP No. 07-1-a.
     FASB 141(R). In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 141R effective January 1, 2009.
     FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the Consolidated Financial Statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 160 effective January 1, 2009. We are currently evaluating the impact of FASB 160 on our Consolidated Financial Statements.

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

				Daily VaR (1)
				(in millions)
	Value-at-Risk in trading portfolios
	VaR at		Year Ended 12/31/2007			Year Ended 12/31/2006
Risk Categories	12/31/07	12/31/06	Average	High	Low	Average	High	Low

Interest Rates	$1.70	$1.39	$1.60	$2.24	$0.97	$0.81	$1.50	$0.41
Equity Prices	$16.73	$6.37	$8.42	$17.01	$4.94	$4.35	$13.30	$1.10
Currency Rates	$0.47	$0.34	$0.41	$1.06	$0.13	$0.37	$0.53	$0.24
Commodity Prices	$2.07	$0.80	$1.22	$2.36	$0.27	$1.98	$4.87	$0.61
Diversification Effect (2)	$(7.24)	$(3.36)	$(3.53)			$(2.76)

Firmwide	$13.73	$5.54	$8.12	$14.02	$5.31	$4.75	$13.90	$1.95

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.

     Average firmwide VaR of $8.12 million during 2007 increased from the $4.75 million average during 2006 primarily due to an increase in exposure to equity prices, and interest rates.
     The following table presents our daily VaR over the last four quarters:
VaR Back-Testing
     The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated nineteen outliers when comparing the 95% one-day VaR with the back-testing profit and loss in 2007. Ten of the outliers occurred during the third quarter as result of increased market volatility. A 95% confidence one-day VaR model should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis under normal market conditions. Back-testing profit and loss is a subset of actual trading revenue and includes the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing profit and loss and daily VaR for us in 2007.

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
Daily Trading Net Revenue
($ in millions)
     Trading revenue used in the histogram below entitled “2007 vs. 2006 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for our trading activities:

Maturity Data
     At December 31, 2007, we had $1,775.0 million aggregate principal amount of senior notes outstanding, with fixed interest rates. We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007, we terminated these interest rate swaps and received cash consideration less accrued interest of $8.5 million. The $8.5 million basis difference related to the fair value of the interest rate swaps at the time of the termination is being amortized as a reduction in interest expense of approximately $1.9 million per year over the remaining life of the notes through March 2012.
     The table below provides information about our OTC derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and price movements. For debt obligations and mandatorily redeemable convertible preferred stock, the table presents principal cash flows with expected maturity dates. For OTC derivative financial instruments, the table presents fair value amounts with expected maturity dates.

	Expected Maturity Date
						After		Fair
	2008	2009	2010	2011	2012	2012	Total	Value
				(Dollars in Millions)
Debt obligations
7.75% Senior notes	—	—	—	—	$325.0	—	$325.0	$352.9
5.875% Senior notes	—	—	—	—	—	$250.0	$250.0	$251.5
5.5% Senior notes	—	—	—	—	—	$350.0	$350.0	$333.8
6.45% Senior notes	—	—	—	—	—	$350.0	$350.0	$324.2
6.25% Senior notes	—	—	—	—	—	$500.0	$500.0	$446.9

Mandatorily redeemable convertible preferred stock	—	—	—	—	—	$125.0	$125.0	$113.9

OTC derivatives
Commodity swaps	$(405.7)	$(0.8)	$(0.6)	—	$(0.1)	—	$(407.2)	$(407.2)
Commodity options	$(20.1)	$(29.7)	$(6.7)	$(28.6)	$(1.2)	—	$(86.3)	$(86.3)
Equity options	$(10.6)	$(0.9)	—	—	—	$(22.4)	$(33.9)	$(33.9)
Credit default swaps	$(0.4)	—	—	—	$2.3	$0.1	$2.0	$2.0
Total return swaps	$(9.4)	—	—	—	—	—	$(9.4)	$(9.4)
Forward contracts	$(0.3)	—	—	$0.5	—	—	$0.2	$0.2

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting	44
Report of Independent Registered Public Accounting Firm	45
Report of Independent Registered Public Accounting Firm	46
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	47
Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended December 31, 2007	49
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2007	50
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2007	51
Notes to Consolidated Financial Statements	53

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
     Management evaluated our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jefferies Group, Inc.:
We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As more fully described in note 1 to the Consolidated Financial Statements, in 2006 the company changed its method of accounting for share based payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jefferies Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
New York, New York
February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jefferies Group, Inc.:
We have audited Jefferies Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Jefferies Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

KPMG LLP
New York, New York
February 28, 2008

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$897,872	$513,041
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	659,219	508,303
Financial instruments owned, including securities pledged to creditors of $1,087,906 and $1,481,098 in 2007 and 2006, respectively:
Corporate equity securities	2,266,679	1,737,174
Corporate debt securities	2,162,893	1,918,829
U.S. Government and agency obligations	730,921	592,374
Mortgage-backed securities	26,895	85,040
Asset-backed securities	—	28,009
Derivatives	501,502	234,646
Investments at fair value	104,199	97,289
Other	2,889	10,151

Total financial instruments owned	5,795,978	4,703,512
Investments in managed funds	293,523	372,869
Other investments	78,715	28,244
Securities borrowed	16,422,130	9,711,894
Securities purchased under agreements to resell	3,372,294	226,176
Receivable from brokers, dealers and clearing organizations	508,926	254,580
Receivable from customers	764,833	663,552
Premises and equipment	141,472	91,375
Goodwill	344,063	257,321
Other assets	514,792	494,590

Total Assets	$29,793,817	$17,825,457

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition — (Continued)
December 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans and current portion of long-term debt	$280,378	$99,981
Financial instruments sold, not yet purchased:
Corporate equity securities	1,389,099	1,835,046
Corporate debt securities	1,407,387	1,185,400
U.S. Government and agency obligations	206,090	339,891
Derivatives	331,788	240,231
Other	314	301

Total financial instruments sold, not yet purchased	3,334,678	3,600,869
Securities loaned	7,681,464	6,794,554
Securities sold under agreements to repurchase	11,325,562	2,092,838
Payable to brokers, dealers and clearing organizations	874,028	669,196
Payable to customers	1,415,803	1,010,486
Accrued expenses and other liabilities	627,597	650,974

	25,539,510	14,918,898
Long-term debt	1,764,067	1,168,562
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	603,696	31,910

Total Liabilities	28,032,273	16,244,370

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 155,375,808 shares in 2007 and 145,628,024 shares in 2006	16	14
Additional paid-in capital	1,115,011	876,393
Retained earnings	1,031,764	952,263
Less:
Treasury stock, at cost, 30,922,634 shares in 2007 and 26,081,110 shares in 2006	(394,406)	(254,437)
Accumulated other comprehensive gain:
Currency translation adjustments	10,986	9,764
Additional minimum pension liability	(1,827)	(2,910)

Total accumulated other comprehensive gain	9,159	6,854

Total stockholders’ equity	1,761,544	1,581,087

Total Liabilities and Stockholders’ Equity	$29,793,817	$17,825,457

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
For each of the years in the three-year period ended December 31, 2007
(In thousands, except per share amounts)

	2007	2006	2005
Revenues:
Commissions	$355,601	$280,681	$246,943
Principal transactions	390,374	468,002	349,489
Investment banking	750,192	540,596	495,014
Asset management fees and investment income from managed funds	23,534	109,550	82,052
Interest	1,174,883	528,882	304,053
Other	24,311	35,497	20,322

Total revenues	2,718,895	1,963,208	1,497,873
Interest expense	1,150,805	505,606	293,173

Revenues, net of interest expense	1,568,090	1,457,602	1,204,700

Non-interest expenses:
Compensation and benefits	946,309	791,255	669,957
Floor brokerage and clearing fees	71,851	62,564	46,644
Technology and communications	103,763	80,840	67,666
Occupancy and equipment rental	76,765	59,792	47,040
Business development	56,594	48,634	42,512
Other	67,074	65,863	62,474

Total non-interest expenses	1,322,356	1,108,948	936,293

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	245,734	348,654	268,407
Income taxes	93,178	137,541	104,089

Earnings before minority interest and cumulative effect of change in accounting principle	152,556	211,113	164,318
Minority interest in earnings of consolidated subsidiaries, net	7,891	6,969	6,875

Earnings before cumulative effect of change in accounting principle, net	144,665	204,144	157,443
Cumulative effect of change in accounting principle, net	—	1,606	—

Net earnings	$144,665	$205,750	$157,443

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$1.02	$1.53	$1.27
Cumulative effect of change in accounting principle, net	—	0.01	—

Net earnings	$1.02	$1.54	$1.27

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.97	$1.41	$1.16
Cumulative effect of change in accounting principle, net	—	0.01	—

Net earnings	$0.97	$1.42	$1.16

Weighted average shares of common stock:
Basic	141,515	133,898	123,646
Diluted	153,807	147,531	135,569
See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For each of the years in the three-year period ended December 31, 2007
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Common stock, par value $0.0001 per share
Balance, beginning of year	14	7	7
Issued / stock dividend	2	7	—

Balance, end of year	16	14	7

Additional paid in capital
Balance, beginning of year	876,393	709,447	508,221
Benefit plan share activity (1)	38,053	33,360	13,432
Share-based amortization expense	144,382	83,137	100,217
Proceeds from exercise of stock options	5,233	17,543	33,661
Acquisitions and contingent consideration	9,240	—	26,998
Tax benefits for issuance of stock-based awards	41,710	32,906	26,918

Balance, end of year	1,115,011	876,393	709,447

Retained earnings
Balance, beginning of year	952,263	803,262	677,464
Cumulative effect of adjustment from adoption of FIN 48	(410)	—	—
Net earnings	144,665	205,750	157,443
Dividends	(64,754)	(56,749)	(31,645)

Balance, end of year	1,031,764	952,263	803,262

Treasury stock, at cost
Balance, beginning of year	(254,437)	(220,703)	(149,039)
Purchases	(147,809)	(23,972)	(76,291)
Returns / forfeitures	(7,785)	(9,762)	(6,717)
Issued	15,625	—	11,344

Balance, end of year	(394,406)	(254,437)	(220,703)

Accumulated other comprehensive income (loss)
Balance, beginning of year	6,854	(5,163)	2,480
Currency adjustment, net of tax	1,222	8,802	(8,386)
Pension adjustment, net of tax	1,083	3,215	743

Balance, end of year	9,159	6,854	(5,163)

Total stockholders’ equity	1,761,544	1,581,087	1,286,850

Comprehensive income
Net earnings	144,665	205,750	157,443
Other comprehensive income (loss), net of tax	2,305	12,017	(7,643)

Total comprehensive income	146,970	217,767	149,800

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Director Plan.
See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three years ended December 31, 2007
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$144,665	$205,750	$157,443

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Cumulative effect of accounting change, net	—	(1,606)	—
Depreciation and amortization	27,863	19,891	15,556
Accruals related to various benefit plans, stock issuances, net of forfeitures	174,652	109,505	118,276
Deferred income taxes	(6,269)	(37,982)	(23,475)
Minority interest	7,891	6,969	6,875
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(150,883)	120,862	(75,640)
(Increase) decrease in receivables:
Securities borrowed	(6,710,158)	(1,568,414)	2,089,418
Brokers, dealers and clearing organizations	(296,599)	149,026	(92,263)
Customers	(101,261)	(186,651)	(105,113)
Increase in financial instruments owned	(788,715)	(2,777,970)	(579,779)
Increase in other investments	(35,955)	(16,084)	(12,160)
Decrease (increase) in investments in managed funds	20,653	(94,753)	(82,134)
Increase in securities purchased under agreements to resell	(3,146,118)	(226,176)	—
Increase in other assets	(21,559)	(65,031)	(34,020)
Increase (decrease) in payables:
Securities loaned	920,290	(934,990)	(1,601,436)
Brokers, dealers and clearing organizations	282,117	347,797	(58,856)
Customers	405,368	183,265	127,959
(Decrease) increase in financial instruments sold, not yet purchased	(336,498)	2,300,552	180,144
Increase in securities sold under agreements to repurchase	9,232,724	2,092,838	—
(Decrease) increase in accrued expenses and other liabilities	(51,785)	103,636	182,275

Net cash (used in) provided by operating activities	(429,577)	(269,566)	213,070

Cash flows from investing activities:
Decrease (increase) in short-term bond funds	—	7,037	(176)
Purchase of premises and equipment	(76,893)	(39,342)	(27,186)
Business acquisitions, net of cash received	(33,437)	—	(53,030)
Cash paid for contingent consideration	(25,720)	(19,944)	(8,925)

Net cash flows used in investing activities	(136,050)	(52,249)	(89,317)

Continued on next page.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows — (Continued)
Three years ended December 31, 2007
(Dollars in thousands)

	2007	2006	2005
Cash flows from financing activities:
Tax benefits from the issuance of stock-based awards	41,710	32,906	—
Proceeds from reorganization of high yield secondary market trading	361,735	—	—
Redemptions and distributions related to our reorganization of high yield secondary market trading	(31,858)	—	—
Repayment of long-term debt	(100,000)	—	—
Net proceeds from (payments on):
Bank loans	280,386	—	(70,000)
Issuance of senior notes	593,176	492,155	—
Termination of interest rate swaps	8,452	—	—
Issuance of mandatorily redeemable convertible preferred stock	—	125,000	—
Minority interest holders of consolidated subsidiaries related to asset management activities	3,849	(11,553)	(5,467)
Repurchase of treasury stock	(147,809)	(23,972)	(76,291)
Dividends	(64,754)	(56,749)	(31,645)
Exercise of stock options, not including tax benefits	5,233	17,543	33,661

Net cash provided by (used in) financing activities	950,120	575,330	(149,742)

Effect of foreign currency translation on cash and cash equivalents	338	3,593	(2,189)

Net increase (decrease) in cash and cash equivalents	384,831	257,108	(28,178)
Cash and cash equivalents at beginning of year	513,041	255,933	284,111

Cash and cash equivalents at end of year	$897,872	$513,041	$255,933

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,133,861	$492,179	$283,318
Income taxes	69,973	198,294	87,013

Acquisitions:
Fair value of assets acquired, including goodwill	$61,999		$95,118
Liabilities assumed	(6,150)		(13,854)
Stock issued	(22,412)		(26,998)

Cash paid for acquisition	33,437		54,266
Cash acquired in acquisition	—		1,435

Net cash paid for acquisition	33,437		52,831

Supplemental disclosure of non-cash financing activities:

Non-cash proceeds from reorganization of high yield secondary market trading	230,169	—	—
In 2005, the additional minimum pension liability included in stockholders’ equity of $6,125 resulted from a decrease of $743 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity. In 2006, the additional minimum pension liability included in stockholders’ equity of $2,910 resulted from a decrease of $3,215 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity. In 2007, the additional minimum pension liability included in stockholders’ equity of $1,827 resulted from a decrease of $1,083 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.
See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(1) Organization and Summary of Significant Accounting Policies
     Organization
     The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-K.
Reclassifications
     Starting in the third quarter of 2007, we include investments and investments in managed funds as a component of cash flows from operating activities rather than cash flows from investing activities and accordingly have reclassed the prior period to be consistent with the current presentation. We believe that a change in classification of a cash flow item represents a reclassification of information and not a change in accounting principle. The amounts involved are immaterial to the Consolidated Financial Statements taken as a whole. In addition, the change only affects the presentation within the Consolidated Statements of Cash Flows and does not impact the Consolidated Statements of Financial Condition or the Consolidated Statements of Earnings, debt balances or compliance with debt covenants.
     Certain other reclassifications have been made to previously reported balances to conform to the current presentation.
Common Stock
     On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of our common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information included in this annual report, including the Consolidated Financial Statements and the notes thereto, have been restated to retroactively reflect the effect of the 2-for-1 stock split.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
December 31, 2007 and 2006
     Summary of Significant Accounting Policies
Principles of Consolidation
     Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships. We act as general partner for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by Emerging Issues Task Force (“EITF”) EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
     All material intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition Policies
     Commissions. All customer securities transactions are reported on the Consolidated Statement of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $39.3 million, $32.1 million and $37.7 million for 2007, 2006 and 2005 respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in EITF 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
     Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings on a trade date basis.
     Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the consolidated statement of earnings. Reimbursed expenses totaled approximately $11.2 million, $17.9 million and $16.3 million for the years ended December 31, 2007, 2006 and 2005 respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
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
     Interest Revenue and Expense.  We recognize contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the mark-to-market valuation of these contracts in principal transactions in the Consolidated Statements of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as interest expense. In addition, we recognize interest revenue related to our securities borrowed activities and interest expense related to our securities loaned activities. See accounting policies related to securities borrowed and securities loaned for further explanation.
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
Foreign Currency Translation
     Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the principal transactions in the Consolidated Statements of Earnings.
Financial Instruments Owned and Financial Instruments Sold, not yet Purchased and Fair Value
     Our financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value, either through the fair value option election or as required by other accounting pronouncements. A description of our policies regarding fair value measurement and its application to these financial instruments follows. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses on all of these instruments carried at fair value are reflected in principal transactions.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
Definition of Fair Value
     The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The use of fair value to measure financial instruments is fundamental to our financial statements and is a critical accounting policy. Unrealized gains or losses are generally recognized in principal transactions in our Consolidated Statements of Earnings. Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.
Fair Value Hierarchy
     We adopted FASB 157, Fair Value Measurements (“FASB 157”), as of the beginning of 2007. FASB 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FASB 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level 1 are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments;

Level 2:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds, convertible bonds, municipal bonds and OTC derivatives;

Level 3:	Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain illiquid equity securities, commercial loans and loan commitments, investments, distressed debt, as well as certain highly structured OTC derivative contracts.
Valuation Process for Financial Instruments

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     The overall valuation process for financial instruments may include adjustments to valuations derived from pricing models. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. An adjustment may be made if a trade of a financial instrument is subject to sales restrictions that would result in a price less than the computed fair value measurement from a quoted market price. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.
Valuation Models Used to Determine Fair Value
     Non-derivative financial assets and liabilities presented at fair value and categorized as Level 3 are generally those that are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows models, market-based information, including comparable company transactions, performance multiples and changes in market outlook, among other factors. Derivative financial instruments are generally those that are marked-to-model using relevant empirical data to estimate fair value. The models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an assumed exit price and expected future cash flows. Our valuation models are calibrated to the market on a frequent basis. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not necessarily changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements.
Derivatives
     We have derivative financial instrument positions in exchange traded and over-the-counter option contracts, credit default swaps, foreign exchange forward contracts, index futures contracts, commodities swap and option contracts and commodities futures contracts, which are measured at fair value with gains and losses recognized in principal transactions. The gross contracted or notional amount of these contracts is not reflected in the Consolidated Statements of Financial Condition. We follow FIN 39, Offsetting Amounts Related to Certain Contracts (“FIN 39”) and offset assets and liabilities in the Consolidated Statements of Financial Condition provided that the legal right of offset exists under a master netting agreement and that other requirements of FIN 39 are met. We also offset payables or receivables relating to the fair value of cash collateral received or paid associated with our derivative inventory, on a counterparty basis provided that all FIN 39 criteria are met.
     Prior to the adoption of FASB 157, Fair Value Measurements (“FASB 157”), we followed Emerging Issues Task Force Statement No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). This guidance generally prohibited recognizing profit at the inception of a derivative contract unless the fair value of the derivative was obtained from a quoted market price in an active market or was otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data. Subsequent to the transaction date, we recognized trading profits deferred at inception of the derivative transaction in the period in which the valuation of an instrument became observable. With the adoption of FASB 157, we are no longer applying the revenue recognition criteria of EITF 02-3. However, FASB 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available, which includes the transaction exit price, and therefore this change did not have a significant impact on our results of operations.
Investments in Managed Funds

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     Investments in managed funds includes our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in managed funds are accounted for on the equity method. Gains or losses on our investments in managed funds are included in asset management fees and investment income from managed funds in the Consolidated Statements of Earnings.
Other Investments
     Other investments includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities. Other investments are accounted for on the equity method.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
Securities Borrowed and Securities Loaned
     Due to their short-term nature, securities borrowed and securities loaned are carried at cost which approximates fair value. In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
     Due to their short-term nature, Securities purchased under agreements to resell and securities sold under agreements to repurchase (“repos”) are carried at cost which approximates fair value. Repos are treated as collateralized financing transactions and are recorded at their contracted repurchase amount which approximates fair value. We earn net interest revenues from this activity which is reflected in our Consolidated Statements of Operations.
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
Premises and Equipment
     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter.
Goodwill
     At least annually, we assess whether goodwill has been impaired by comparing the estimated fair value, calculated based on earnings and book value multiples, of each business segment with its estimated net book value, by estimating the amount of stockholders’ equity required to support each business segment. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our last impairment test on goodwill as of September 30, 2007, and no impairment was identified.
     Our Jefferies Execution subsidiary recorded a goodwill impairment charge of $26 million during the fourth quarter of 2007. Jefferies Execution is a registered broker-dealer. Therefore, goodwill relating to the acquisition of Jefferies Execution in 2001, formerly Helfant Group, Inc., was “pushed down” from us to Jefferies Execution in accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     We have two reporting units, Capital Markets and Asset Management, as defined by FASB 142, Goodwill and Other Intangible Assets. Jefferies Execution is not a reporting unit of ours and we have not recorded this $26 million goodwill impairment charge to our Consolidated Financial Statements.
Income Taxes
     We file a consolidated U.S. Federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation, unrealized gains and losses on investments, and tax amortization on intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. Tax credits are recorded as a reduction of income taxes when realized.
Legal Reserves
     We recognize a liability for a contingency when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum of the range of probable loss.
     We record reserves related to legal proceedings in accrued expenses and other liabilities. Such reserves are established and maintained in accordance with FASB 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5. The determination of these reserve amounts requires significant judgment on the part of management. Our management considers many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.
Stock-based Compensation
     Under FASB 123, Accounting for Stock-Based Compensation, we defined the service period (over which compensation cost should be recognized) to generally include the year prior to the grant and the subsequent vesting period. With the adoption of FASB 123R on January 1, 2006, our policy regarding the timing of expense recognition for non-retirement eligible employees changed to recognize compensation cost over the period from the service inception date, which is the grant date, through the date the employee is no longer required to provide service to earn the award.
     In addition, with the adoption of FASB 123R on January 1, 2006, the awards granted to retirement eligible employees where the award does not contain future service requirements must be either expensed on the date of grant or, in certain circumstances, may be accrued in the periods prior to the grant date. Subsequent to the adoption of FASB 123R, we made certain changes to the terms of certain new grants which effectively eliminated accelerated expense recognition upon retirement and/or increased the retirement eligibility age and years of service from those generally provided for in prior grants. During the fourth quarter of 2007, we undertook a comprehensive review of the retirement eligibility requirements of certain share-based awards, examining the impact to both us and our employees. Upon completion of this review during the fourth quarter of 2007, we determined that future share-based grants should contain more stringent provisions that include increased length of service requirements for

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
certain senior level employees to be eligible to retire and retain the award. As a result of this comprehensive review, we reversed $8.2 million of previously accrued compensation and benefits expense during the fourth quarter of 2007. The $8.2 million reversal will be amortized over the subsequent three year period.
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
Accounting and Regulatory Developments
     FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of the beginning of 2007. The transition adjustment to beginning retained earnings was a reduction of approximately $0.4 million.
     FASB 157. In September 2006, the FASB issued FASB 157, Fair Value Measurements (“FASB 157”). FASB 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. FASB 157 reverses the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, FASB 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, FASB 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of FASB 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FASB 157 to existing derivative financial instruments measured under EITF Issue No. 02-3 and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. FASB 157 is effective for fiscal years beginning after November 15, 2007. We adopted FASB 157 as of the beginning of 2007. To determine the transition adjustment to opening retained earnings, we performed an analysis of existing derivative instruments measured under EITF Issue 02-3 and block discounts, and determined that there was no transition adjustment to opening retained earnings as of January 1, 2007.
     FASB 158. In September 2006, the FASB issued Statement No. 158, Accounting for Uncertainty in Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
years ending after December 15, 2008. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB 158. FASB 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan on our December 31, 2006 Consolidated Statement of Financial Condition, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As a result of the pension plan being frozen, the projected benefit obligation was equal to the accumulated benefit obligation. Consequently, no additional adjustment to accumulated other comprehensive income was necessary as of December 31, 2006.
     FASB 159. In February 2007, the FASB issued FASB 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB 159 are elective; however, the amendment to FASB 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. FASB 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to opening retained earnings. FASB 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We adopted FASB 159 as of the beginning of 2007. We elected to apply the fair value option on loans and loan commitments made in connection with our investment banking activities (“loans and loan commitments”). Loans and loan commitments are included in financial instruments owned on the Consolidated Statement of Financial Condition. At the time of adoption, we did not have such loans and loan commitments outstanding, therefore there was no transition adjustment recorded to opening retained earnings. In addition, we elected to apply the fair value option on certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. These investments had been accounted for by us at fair value prior to the adoption of FASB 159; therefore, there was no transition adjustment recorded to opening retained earnings related to these investments. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
     FSP FIN 39-1. In April 2007, the FASB issued a Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 on January 1, 2008 did not have a material impact on our Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
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
     SOP No. 07-1 and FSP FIN No. 46R-7. In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the scope of when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). SOP 07-1 also provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company, and includes certain disclosure requirements. In May 2007, the FASB issued FSP FIN No. 46R-7, Application of FIN 46R to Investment Companies (“FSP FIN 46R-7”). FSP FIN 46R-7 amends FIN 46R to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised Guide under SOP 07-1. FSP FIN 46R-7 is effective upon the adoption of SOP 07-1. In November, the FASB issued a proposed FSP SOP No. 07-1-a, The Effective Date of AICPA Statement of Position 07-1, which proposes to indefinitely defer the effective date for SOP 07-1 and, consequently, FSP FIN 46R-7. We are currently evaluating the potential impact of adopting SOP 07-1 and FSP FIN 46R-7 in light of the proposed FSP SOP No. 07-1-a.
     FASB 141(R). In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 141R effective January 1, 2009.
     FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the Consolidated Financial Statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 160 effective January 1, 2009. We are currently evaluating the impact of FASB 160 on our Consolidated Financial Statements.
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
December 31, 2007 and 2006
(2) Asset Management Fees and Investment Income From Managed Funds
     Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	December 31,	December 31,
	2007	2006
Assets under management:
Fixed Income (1)	$1,802	$1,439
Equities	295	475
Convertibles	2,872	2,486

	4,969	4,400

Assets under management by third parties (2):
Equities, Convertibles and Fixed Income	206	282
Private Equity	600	600

	806	882

Total	$5,775	$5,282

(1)	With the reorganization of our high yield secondary market trading activities, we no longer include high yield assets as assets under management as of April 2, 2007. Prior period amounts include $447 million in assets under management from our high yield funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
     The following summarizes revenues from asset management fees and investment income from managed funds relating to funds managed by us and funds managed by third parties for the years ended December 31, 2007, 2006 and 2005 (in thousands of dollars):

	2007	2006	2005
Asset management fees:
Fixed Income (1)	$12,129	$24,604	$19,556
Equities	4,140	16,366	15,415
Convertibles	12,264	12,256	7,516
Real Assets	—	2,236	8,456

	28,533	55,462	50,943
Investment income (loss) from managed funds(1)	(4,999)	54,088	31,109

Total	$23,534	$109,550	$82,052

(1)	With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities as of April 2, 2007. For the years ended December 31, 2007, 2006 and 2005, asset management fees and investment income from managed funds related to our high yield funds amounted to $3.9 million, $37.5 million and $31.1 million, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     The following tables detail our average investment in managed funds, investment income from managed funds, investment income from managed funds – minority interest portion and net investment income from managed funds relating to funds managed by us and funds managed by third parties for the years ended December 31, 2007 and 2006 (in millions of dollars):
     Year Ended December 31, 2007

				Net
		Investment	Investment	Investment
		Income (Loss)	Income from	Income (Loss)
		from	Managed Funds -	from
	Average	Managed	Minority Interest	Managed
	Investment (2)	Funds	Portion	Funds
Fixed Income (1)	$241.1	$(10.0)	$0.4	$(10.4)
Equities	172.9	3.8	0.9	2.9
Convertibles	34.3	1.2	—	1.2

Total	$448.3	$(5.0)	$1.3	$(6.3)

(1)	Excludes high yield secondary market trading activities for the nine month period ended December 31, 2007.

(2)	Includes our average investment in consolidated asset management entities of $112.3 million for which we are not recognizing asset management fees. Because these entities are consolidated, the financial instruments are reflected in financial instruments owned or financial instruments sold, not yet purchased, in our Consolidated Financial Statements.
     Year Ended December 31, 2006

			Investment	Net
		Investment	Income from	Investment
		Income from	Managed Funds -	Income from
	Average	Managed	Minority Interest	Managed
	Investment (3)	Funds	Portion	Funds
Fixed Income	$198.8	$41.4	$6.9	$34.5
Equities	89.6	10.5	0.2	10.3
Convertibles	12.8	1.5	—	1.5
Real Assets	3.5	0.7	—	0.7

Total	$304.7	$54.1	$7.1	$47.0

(3)	Includes our average investment in consolidated asset management entities of $59.5 million and non-consolidated high yield funds of $52.5 million for which we are not recognizing asset management fees. Because these entities are consolidated, the financial instruments are reflected in financial instruments owned or financial instruments sold, not yet purchased, in our Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(3) Cash, Cash Equivalents, and Short-Term Investments
     We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of December 31, 2007 and 2006 (in thousands of dollars):

	December 31, 2007	December 31, 2006
Cash and cash equivalents:
Cash in banks	$248,174	$107,488
Money market investments	649,698	405,553

Total cash and cash equivalents	897,872	513,041
Cash and securities segregated (1)	659,219	508,303
Other (2)	—	71,160

	$1,557,091	$1,092,504

(1)	In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

(2)	Items are financial instruments utilized in our overall cash management activities and are readily convertible to cash, marginable or accessible for liquidity purposes and are included in financial instruments owned.
(4) Receivable from, and Payable to, Customers
     The following is a summary of the major categories of receivables from customers as of December 31, 2007 and 2006 (in thousands of dollars):

	2007	2006
Customers (net of allowance for uncollectible accounts of $1,493 in 2007 and $1,402 in 2006)	$754,472	$650,590
Officers and directors	10,361	12,962

	$764,833	$663,552

     Receivable from officers and directors represents standard margin loan balances arising from their individual security transactions. These transactions are subject to the same terms and conditions as customer transactions.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(5) Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased
     The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2007 and 2006 (in thousands of dollars):

	December 31, 2007		December 31, 2006
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$2,266,679	$1,389,099	$1,737,174	$1,835,046
Corporate debt securities	2,162,893	1,407,387	1,918,829	1,185,400
U.S. Government and agency obligations	730,921	206,090	592,374	339,891
Mortgage-backed securities	26,895	—	85,040	—
Asset-backed securities	—	—	28,009	—
Derivatives	501,502	331,788	234,646	240,231
Investments at fair value	104,199	—	97,289	—
Other	2,889	314	10,151	301

	$5,795,978	$3,334,678	$4,703,512	$3,600,869

     Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of December 31, 2007 and 2006 (in thousands of dollars):

	December 31, 2007	December 31, 2006
Corporate equity securities	$985,783	$1,068,498
Corporate debt securities	102,123	412,600
	$1,087,906	$1,481,098

     At December 31, 2007 and 2006, the approximate fair value of collateral received by us that may be sold or repledged by us was $19.8 billion and $9.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At December 31, 2007 and 2006, a substantial portion of this collateral received by us had been sold or repledged.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     The following is a summary of our financial assets and liabilities that are accounted for at fair value as of December 31, 2007 by level within the fair value hierarchy (in thousands of dollars):

				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$2,122,640	$2,819,240	$248,397	$—	$5,190,277
Derivative instruments	763,529	118,905	—	(380,932)	501,502
Investments at fair value	—	—	104,199	—	104,199

Total financial instruments owned	2,886,169	2,938,145	352,596	(380,932)	5,795,978
Level 3 assets for which the firm does not bear economic exposure (1)			(106,106)

Level 3 assets for which the firm bears economic exposure			246,490

Liabilities:
Financial instruments sold, not yet purchased:
Securities	1,425,789	1,568,398	8,703	—	3,002,890
Derivative instruments	532,895	642,507	12,929	(856,543)	331,788

Total financial instruments sold, not yet purchased	1,958,684	2,210,905	21,632	(856,543)	3,334,678

(1)	Consists of level 3 assets which are attributable to minority investors or attributable to employee interests in certain consolidated funds.
     The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for year ended December 31, 2007 (in thousands of dollars):

	Non-derivative	Non-derivative	Derivative
	instruments -	instruments –	instruments
	Assets	Liabilities	– Liabilities	Investments
Balance, December 31, 2006	$205,278	$—	$—	$97,289
Total gains/ (losses) (realized and unrealized) (1)	(6,139)	(46)	(22,962)	23,494
Purchases, sales, settlements, and Issuances	(13,492)	(9,154)	26,385	(16,584)
Net transfers in and/or out of Level 3	62,750	497	(16,352)	—

Balance, December 31, 2007	$248,397	$(8,703)	$(12,929)	$104,199

Change in unrealized gains/ (losses) relating to instruments still held at December 31, 2007 (1)	$(7,866)	$—	$(7,384)	$23,474

(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(6) Premises and Equipment
     The following is a summary of premises and equipment as of December 31, 2007 and 2006 (in thousands of dollars):

	2007	2006
Furniture, fixtures and equipment	$189,376	$147,868
Leasehold improvements	109,895	81,923

Total	299,271	229,791
Less accumulated depreciation and amortization	157,799	138,416

	$141,472	$91,375

     Depreciation and amortization expense amounted to $27,047,000, $18,902,000 and $14,705,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
(7) Short-Term Borrowings
     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of December 31, 2007 and 2006. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $280.4 million and $0 of outstanding unsecured bank loans as of December 31, 2007 and 2006, respectively. Average daily bank loans for the years ended December 31, 2007 and 2006 were $267.1 million and $12.4 million, respectively.
(8) Long-Term Debt
     The following summarizes long-term debt outstanding at December 31, 2007 and 2006 (in thousands of dollars):

	2007	2006
7.75% Senior Notes, due 2012, net of unamortized discount of $3,933 (2007)	328,594	328,003
5.875% Senior Notes, due 2014, net of unamortized discount of $1,598 (2007)	248,402	—
5.5% Senior Notes, due 2016, net of unamortized discount of $1,499 (2007)	348,501	348,320
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,764 (2007)	346,236	—
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,666 (2007)	492,334	492,239

	$1,764,067	$1,168,562

     We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7.75% senior notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007 we terminated these interest rate swaps and received cash consideration less accrued interest of $8.5 million. The $8.5 million basis difference related to the fair value of the interest rate swaps at the time of the termination is being amortized as a reduction in interest expense of $1.9 million per year over the remaining life of the notes through March 2012.
     In January 2006, we sold in a registered public offering $500.0 million aggregate principal amount of our unsecured 6.25% 30-year senior debentures due January 15, 2036.
     In June 2007, we sold in a registered public offering $600.0 million aggregate principal amount of our senior debt, consisting of $250.0 million of 5.875% senior notes due June 8, 2014 and $350.0 million of 6.45% senior debentures due June 8, 2027.
(9) Mandatorily Redeemable Convertible Preferred Stock

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,082,538 shares of our common stock at an effective conversion price of approximately $30.62 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of December 31, 2007, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
(10) Income Taxes
     Total income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows (in thousands of dollars):

	2007	2006	2005
Earnings	$93,178	$137,541	$104,089
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(41,710)	(32,906)	(26,918)

	$51,468	$104,635	$77,171

     Income taxes (benefits) for the years ended December 31, 2007, 2006 and 2005 consist of the following (in thousands of dollars):

	2007	2006	2005
Current:
Federal	$78,715	$129,648	$95,341
State and city	9,379	31,557	24,771
Foreign	11,353	14,318	7,452

	99,447	175,523	127,564

Deferred:
Federal	(13,030)	(29,414)	(14,251)
State and city	4,218	(6,938)	(6,344)
Foreign	2,543	(1,630)	(2,880)

	(6,269)	(37,982)	(23,475)

	$93,178	$137,541	$104,089

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2007, 2006 and 2005 as a result of the following (in thousands of dollars):

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Computed expected income taxes	$86,007	35.0%	$122,029	35.0%	$93,944	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	8,838	3.6	16,002	4.6	11,977	4.5
Limited deductibility of meals and entertainment	1,801	0.7	1,972	0.5	1,634	0.6
Minority interest, not subject to tax	(2,762)	(1.1)	(2,439)	(0.7)	(2,887)	(1.1)
Foreign income	2,593	1.1	(143)	(0.1)	(1,086)	(0.4)
Other, net	(3,299)	(1.4)	120	0.1	507	0.2

Total income taxes	$93,178	37.9%	$137,541	39.4%	$104,089	38.8%

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     The following table presents a reconciliation of gross unrecognized tax benefits between January 1, 2007 and December 31, 2007 (in thousands of dollars):

Balance at January 1, 2007	$5,114
Additions for tax positions related to current year	2,167
Additions for tax positions related to prior year	2,839
Reductions for tax positions related to prior year	(153)
Settlements	(1,142)

Balance at December 31, 2007	$8,825

     The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $5.7 million (net of federal benefit of state issues) at December 31, 2007. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other general and administrative expenses. During the years ended December 31, 2007 and 2006, we recognized approximately $1.0 million and $0.3 million, respectively, in interest. We had approximately $1.4 million and $1.0 million for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.
     We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2000. Substantially all material state and local, and foreign income tax matters have been concluded for the years through 1999. New York State and New York City income tax returns for the years 2001 through 2004 and 2000 through 2003, respectively, are currently under examination. The final outcome of these examinations is not yet determinable. We do not expect that unrecognized tax benefits for tax positions taken with respect to 2007 and prior years will significantly change in 2008.
     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below (in thousands of dollars):

	2007	2006
Deferred tax assets:
Long-term compensation	$225,803	$195,079
State income taxes	652	6,359
Pension	1,241	2,102
Net operating loss	5,326	1,483
Other	2,417	5,415

Sub-total	235,439	210,438
Valuation allowance	(2,294)	(1,483)

Total deferred tax assets	$233,145	$208,955

Deferred tax liabilities:
Premises and equipment	2,467	2,787
Goodwill amortization	18,480	13,917
Investments	11,600	5,108
Other	4,041	2,906

Total deferred tax liabilities	$36,588	$24,718

Net deferred tax asset, included in other assets	$196,557	$184,237

     A valuation allowance of $2.3 million and $1.5 million was recorded at December 31, 2007 and 2006, respectively, and represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $0.8 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively. We believe it is more likely than not that we will realize our other deferred tax assets through future earnings.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     As of December 31, 2007 we have net operating losses in certain foreign jurisdictions totaling approximately $16.2 million. These losses begin to expire in the year 2013.
     The current tax receivable, included in other assets, was $37,267,000 and $28,044,000 as of December 31, 2007 and 2006, respectively.
     Withholding and U.S. taxes have not been provided on approximately $66.0 million of unremitted earnings of certain non-U.S. subsidiaries because we reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these non- U.S. subsidiaries or upon the remittance of dividends; however, management does not believe the related tax on such taxable amounts would be material.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(11) Defined Benefit Plan
Pension Plan
     We have a defined benefit pension plan which covers certain of our employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee’s career average pay. Our funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes. Differences in each year, if any, between expected and actual returns in excess of a 10% corridor (as defined in FASB 87, Employers’ Accounting for Pensions) are amortized in net periodic pension calculations. Effective December 31, 2005, benefits under the pension plan have been frozen. Accordingly, there will be no further benefit accruals for future service after December 31, 2005.
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
     The following tables set forth the plan’s funded status and amounts recognized in our accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

	December 31
	2007	2006
Accumulated benefit obligation	$40,828	$42,892

Projected benefit obligation for service rendered to date	$40,828	$42,892
Plan assets, at fair value	41,634	39,484

Funded status	$806	$(3,408)
Unrecognized net loss	3,068	5,013

Prepaid benefit cost	$3,874	$1,605
Adjustment to recognize minimum asset (liability)	(3,068)	(5,013)

Pension asset (liability)	$806	$(3,408)

	Year ended December 31
	2007	2006	2005
Net pension cost included the following components:
Service cost — benefits earned during the period	$275	$275	$2,077
Interest cost on projected benefit obligation	2,378	2,361	2,551
Expected return on plan assets	(2,923)	(2,514)	(2,239)
Net amortization	—	562	1,008

Net periodic pension (income) cost	$(270)	$684	$3,397

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006

	Year ended December 31
	2007	2006
Fair value of assets, beginning of year	$39,484	$33,062
Employer contributions	2,000	2,000
Benefit payments made	(2,394)	(1,061)
Administrative expenses paid	(174)	(267)
Total investment return	2,718	5,750

Fair value of assets, end of year	$41,634	$39,484

	Year ended December 31
	2007	2006
Projected benefit obligation, beginning of year	$42,892	$43,287
Service cost	275	275
Interest cost	2,378	2,361
Actuarial gains and losses	(2,149)	(1,703)
Administrative expenses paid	(174)	(267)
Benefits paid	(2,394)	(1,061)

Projected benefit obligation, end of year	$40,828	$42,892

     The plan assets consist of approximately 56% equities, 41% fixed income and 3% other securities in 2007 versus approximately 60% equities and 40% fixed income in 2006. The target allocation of plan assets for 2008 is approximately 60% equities and 40% fixed income securities.
     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 0.00%, respectively, in 2007, 5.90% and 0.00%, respectively, in 2006, and 5.55% and 4.00%, respectively, in 2005. The expected long-term rate of return on assets was 7.5% in 2007, 2006 and 2005.
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
     We have contributed $2.0 million to our pension plan during 2007. Effective December 31, 2005, benefits under the pension plan have been frozen. There will be no further benefit accruals for service after December 31, 2005. The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $3,068,000 and $5,013,000 as of December 31, 2007 and 2006, respectively.
     During 2008, we do not expect to recognize an amortization of net loss as a component of net periodic benefit cost.
     Expected benefit payments through December 31, 2017 are as follows (in thousands of dollars):

2008	$1,967
2009	2,130
2010	3,126
2011	1,389
2012	2,971
2013 through 2017	12,091

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(12) Minority Interest
     Under FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”), certain minority interests in consolidated entities may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the entity, net of estimated liquidation costs.  Our Consolidated Financial Statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments.  These mandatorily redeemable minority interests represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”).  The mandatorily redeemable minority interests are entitled to a pro rata share of the profits of JHYH, as set forth in JHYH’s organization agreements, and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. The carrying amount of these mandatorily redeemable minority interests are approximately $607.6 million at December 31, 2007, which represents the initial capital and the pro rata share of the profits of JHYH assigned to the holder of the mandatorily redeemable minority interests. A certain portion of these mandatorily redeemable minority interests represents investments from Jefferies Special Opportunities Partners (“JSOP”) and Jefferies Employees Special Opportunities Partners (“JESOP”), and are eliminated in consolidation. The carrying amount of these mandatorily redeemable minority interests eliminated in consolidation is approximately $253.3 million at December 31, 2007, resulting in minority interest related to JHYH on a consolidated basis of approximately $354.3 million at December 31, 2007.
     Minority interest also includes the minority equity holders’ proportionate share of the equity of JSOP and JESOP. At December 31, 2007, minority interest related to JSOP and JESOP was approximately $212.1 million and $26.5 million, respectively.
     At December 31, 2007, we had other minority interests of approximately $10.8 million primarily related to our start-up asset management funds.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(13) Earnings per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2007, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Earnings:
Earnings before cumulative effect of change in accounting principle, net	$144,665	$204,144	$157,443
Cumulative effect of change in accounting principle, net	—	1,606	—

Net earnings	$144,665	$205,750	$157,443
Add: Convertible preferred stock dividends	4,063	3,543	—

Net earnings for diluted earnings per share	$148,728	$209,293	$157,443

Shares:
Average shares used in basic computation	141,515	133,898	123,646
Stock options	388	1,251	2,747
Mandatorily redeemable convertible preferred stock	4,068	3,521	—
Unvested restricted stock / restricted stock units	7,836	8,861	9,176

Average shares used in diluted computation	153,807	147,531	135,569

Earnings per share:
Basic-
Earnings before cumulative effect of change in accounting principle, net	$1.02	$1.53	$1.27
Cumulative effect of change in accounting principle, net	—	0.01	—

Net earnings	$1.02	$1.54	$1.27

Diluted-
Earnings before cumulative effect of change in accounting principle, net	$0.97	$1.41	$1.16
Cumulative effect of change in accounting principle, net	—	0.01	—

Net earnings	$0.97	$1.42	$1.16

     We had no anti-dilutive securities for purposes of the annual earnings per share computations in 2007, 2006 and 2005.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(14) Leases
     As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases . Future minimum lease payments for all noncancelable operating leases at December 31, 2007 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net
2008	$47,494	$10,609	$36,885
2009	48,043	10,667	37,376
2010	45,841	10,427	35,414
2011	43,561	10,002	33,559
2012	37,500	6,716	30,784
Thereafter	149,947	14,704	135,243
     Rental expense amounted to $50,443,000, $43,406,000 and $34,959,000, in 2007, 2006 and 2005, respectively.
(15) Derivative Financial Instruments
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
Derivative Financial Instruments
     Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities.
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
     We record trading derivative contracts at fair value with realized and unrealized gains and losses recognized in principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.
     We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7 3/4% senior notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007 we terminated these interest rate swaps and received cash consideration less accrued interest of $8.5 million. The $8.5 million basis difference related to the fair value of the interest rate swaps at the time of the termination is being amortized as a reduction in interest expense of approximately $1.9 million per year over the remaining life of the notes through March 2012.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     The following table presents the fair value of derivatives at December 31, 2007 and 2006. The fair value of assets/liabilities related to derivative contracts at December 31, 2007 and 2006 represent our receivable/payable for derivative financial instruments, gross of related collateral received and pledged:

	December 31, 2007		December 31, 2006
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Exchange traded futures	$162,723	$4,712	$19,724	$2,116
Swaps (1)	2,424	417,020	173,821	20,251
Option contracts (1)	355,119	404,525	152,361	238,115
Forward contracts	3,348	3,254	820	—

Total	$523,614	$829,511	$346,726	$260,482

Derivative instruments included in other assets:
Interest rate swaps	—	—	7,690	—

(1)	Option and swap contracts in the table above are gross of collateral received and/ or collateral pledged. Option and swap contracts are recorded net of collateral received and/ or collateral pledged on the Consolidated Statement of Financial Condition. At December 31, 2007, collateral received and collateral pledged were $22.1 million and $497.7 million, respectively. At December 31, 2006, collateral received and collateral pledged were $112.1 million and $20.3 million, respectively.
     The following table set forth the fair value of OTC derivative assets and liabilities by contract type as of December 31, 2007:

	0 – 12	1 – 5	5 – 10
(in millions)	Months	Years	Years	Total
Commodity swaps	$(405.7)	$(1.5)	$—	$(407.2)
Commodity options	(20.1)	(66.2)	—	(86.3)
Equity options	(10.6)	(23.3)	—	(33.9)
Credit default swaps	(0.4)	2.4	—	2.0
Total return swaps	(9.4)	—	—	(9.4)
Forward contracts	(0.3)	0.5	—	0.2

Total	$(446.5)	$(88.1)	$—	$(534.6)

     At December 31, 2007, the counterparty credit quality with respect to the fair value of our OTC derivatives was as follows:

December 31,
(in millions)	2007
Counterparty credit quality:
A or higher	$(491.4)
B to BBB	(22.4)
Lower than B	—
Unrated	(20.8)

Total	$(534.6)

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
Jefferies Financial Products, LLC
     Jefferies Financial Products, LLC (“JFP”), a wholly-owned subsidiary of ours, was formed as a limited liability company in November 2003. JFP is a market maker in commodity index products and a trader in commodities futures and options. JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”) and options, where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are highly rated institutional investors, such as pension funds, mutual funds, foundations, endowments, and insurance companies. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield) or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange, individual commodities and commodity indices.
     Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. In addition, swap and option transactions are generally documented under International Swaps and Derivatives Association Master Agreements. We believe that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, JFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated fair values after the application of such netting. JFP has determined that the fair value of its swaps and options approximated $(407.2) million and $(84.0) million, respectively at December 31, 2007 and $156.1 million and $(125.4) million, respectively at December 31, 2006.
     The following table sets forth the fair value of JFP’s outstanding OTC positions and exchange-traded futures and options by remaining contractual maturity as of December 31, 2007:

	0 – 12	1 – 5	5 – 10
(in millions)	Months	Years	Years	Total
Swaps	$(405.7)	$(1.5)	$—	$(407.2)
Options	(16.3)	(67.7)	—	(84.0)
FX forwards	0.6	0.5	—	1.1
Exchange-traded futures	296.4	(133.9)	—	162.5

Total	$(125.0)	$(202.6)	$—	$(327.6)

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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     At December 31, 2007 and 2006, the counterparty credit quality with respect to the fair value of commodities and foreign exchange futures, options and swap portfolios were as follows:

	Fair Value
	December 31,	December 31,
(in millions)	2007	2006
Counterparty credit quality:
A or higher	$(494.4)	$37.5
Exchange-traded futures and options (1)	166.8	13.4

Total	$(327.6)	$50.9

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
     At December 31, 2007 and 2006 the counterparty breakdown by industry with respect to the fair value of JFP’s commodities and foreign exchange futures, options and swap portfolio was as follows:

	Fair Value
	December 31,	December 31,
(in millions)	2007	2006
Foundations, trusts and endowments	$(47.8)	$(6.4)
Financial services	(223.8)	4.7
Sovereign entity	(32.5)	—
Collective investment vehicles (including pension plans, mutual funds and other institutional counterparties)	(190.3)	39.2
Exchanges (1)	166.8	13.4

Total	$(327.6)	$50.9

(1)	Exchange-traded commodities and foreign exchange futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(16) Other Comprehensive Income (Loss)
     The following summarizes other comprehensive income and accumulated other comprehensive income (loss) at December 31, 2007 and for the year then ended (in thousands of dollars):

	Before-Tax	Income Tax	Net-of-Tax
	Amount	or Benefit	Amount
Currency translation adjustments	$1,222	$—	$1,222
Minimum pension liability adjustment	1,945	(862)	1,083

Other comprehensive income	$3,167	$(862)	$2,305

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning balance	$9,764	$(2,910)	$6,854
Change in 2007	1,222	1,083	2,305

Ending balance	$10,986	$(1,827)	$9,159

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
December 31, 2007 and 2006

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning balance	$9,348	$(6,868)	$2,480
Change in 2005	(8,386)	743	(7,643)

Ending balance	$962	$(6,125)	$(5,163)

(17) Net Capital Requirements
     As registered broker-dealers, Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by the Rule.
     As of December 31, 2007, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$505,080	$483,108
Jefferies Execution	$30,297	$30,047
Jefferies High Yield Trading	$558,087	$557,837
(18) Commitments and Guarantees
     The following table summarizes other commitments and guarantees at December 31, 2007:

		Maturity Date
	Notional /			2010	2012	2014
	Maximum			and	and	and
	Payout	2008	2009	2011	2013	Later
	(Dollars in Millions)
Standby letters of credit	$308.0	$307.7	$0.1	$0.2	—	—

Bank credit	$60.5	$20.0	—	—	$36.0	$4.5

Equity commitments	$500.1	—	$0.1	$0.9	$2.1	$497.0

High yield loan commitment	$5.0	—	—	$5.0	—	—

Derivative contracts	$397.5	$392.5	—	—	$5.0	—
     Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $308.0 million at December 31, 2007, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a minimal carrying amount. As of December 31, 2007, there were no draw downs on these letters of credit.
     Bank Credit. As of December 31, 2007, we had outstanding guarantees of $56.0 million relating to bank credit obligations ($33.2 million of which is undrawn) of associated investment vehicles in which we have an interest. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.5 million) to Jefferies (Japan) Limited.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the total committed equity capitalization of Jefferies Finance LLC is $500 million as of December 31, 2007. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2007, we have funded $55.0 million of our aggregate $250.0 million commitment leaving $195.0 million unfunded.
     As of December 31, 2007, we have an aggregate capital commitment to invest in Babson-Jefferies Loan Opportunity CLO, Ltd. of approximately $18.0 million (see note 21 of the Notes to Consolidated Financial Statements for more information related to our commitment to invest in Babson-Jefferies Loan Opportunity CLO, Ltd.).
     As of December 31, 2007, we have an aggregate commitment to invest in Jefferies Capital Partners IV L.P. and its related parallel fund of approximately $25.9 million, a private equity fund managed by a team led by Messrs. Friedman and Luikart.
     As of December 31, 2007, we have funded approximately $350.0 million of our aggregate commitment in JHYH leaving approximately $250.0 million unfunded (see note 22 of the Notes to Consolidated Financial Statements for more information related to our commitment to invest in JHYH).
     As of December 31, 2007, we had other equity commitments to invest up to $11.2 million in various other investments.
     Derivative Contracts.  In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At December 31, 2007, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $397.5 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At December 31, 2007, the fair value of such derivative contracts approximated $13.6 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our risk management policies.
     High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. As of December 31, 2007 we had $5.0 million of high yield loan commitments outstanding.
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
December 31, 2007 and 2006
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
(19) Segment Reporting
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
     The Capital Markets reportable segment includes our traditional securities brokerage, including the results of our recently reorganized high yield secondary market trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises a number of interrelated divisions. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital		Asset
	Markets		Management	Eliminating Items		Total
Twelve months ended December 31, 2007
Net revenues	$1,547.5		$20.6	$—		$1,568.1
Expenses	1,301.7	(1)	46.7	(26.0)	(1)	1,322.4

Income before taxes	$245.8		$(26.1)	$26.0		$245.7

Segment assets	$29,417.2		$350.6	$26.0	(1)	$29,793.8

Twelve months ended December 31, 2006
Net revenues	$1,389.5		$68.1	$—		$1,457.6
Expenses	1,059.6		49.3	—		1,108.9

Income before taxes	$329.9		$18.8	$—		$348.7

Segment assets	$17,676.9		$148.6	$—		$17,825.5

Twelve months ended December 31, 2005
Net revenues	$1,156.1		$48.6	$—		$1,204.7
Expenses	904.4		31.9	—		936.3

Income before taxes	$251.7		$16.7	$—		$268.4

Segment assets	$12,762.2		$18.7	$—		$12,780.9

(1)	Our Jefferies Execution subsidiary recorded a goodwill impairment charge of $26 million during the fourth quarter of 2007. Jefferies Execution is a registered broker-dealer. Therefore, goodwill relating to the acquisition of Jefferies Execution in 2001, formerly Helfant Group, Inc., was “pushed down” from us to Jefferies Execution in accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting.

Jefferies Execution is not one of our “reporting units” as defined by FASB 142, Goodwill and Other Intangible Assets and therefore we have not recorded this $26 million goodwill impairment charge to our Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     Net Revenues by Geographic Region
     Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Americas (1)	$1,357,991	$1,333,745	$1,140,991
Europe	194,034	117,524	51,530
Asia (including Middle East)	16,065	6,333	12,179

Net Revenues	$1,568,090	$1,457,602	$1,204,700

(1)	Substantially all relates to U.S. results.
(20) Goodwill
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
     The following is a summary of goodwill activity for the year ended December 31, 2007 (in thousands of dollars):

Year Ended
December 31, 2007
Balance, at December 31, 2006	$257,321
Add: Acquisition(s)	44,235
Add: Accrued contingent consideration	42,507

Balance, at December 31, 2007	$344,063

     The acquisitions of LongAcre Partners Limited, Helix Associates, Randall & Dewey, and Quarterdeck Investment Partners, LLC (expired December 31, 2007) all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended June 30, 2007, the Broadview International LLC contingency for additional consideration was modified and all remaining contingencies have been accrued for as of June 30, 2007. During the year ended December 31, 2007, we paid approximately $25.7 million in cash related to contingent consideration that had been earned during the current year or prior periods.
     None of the acquisitions listed above were considered material based on the small percentage each represents of our total assets, equity, revenues and net earnings.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(21) Quarterly Dividends
     The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
     Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter	4thQuarter
2007	$0.125	$0.125	$0.125	$0.125
2006	$0.075	$0.125	$0.125	$0.125
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
(22) Variable Interest Entities (“VIEs”)
     Jefferies High Yield Holdings
     Under the provisions of FIN 46(R) we determined that Jefferies High Yield Holdings and Jefferies Employees Special Opportunities Partners meet the definition of a VIE. We are the primary beneficiary of JHYH, and we and our employees (related parties) are the primary beneficiaries of JESOP. Therefore, we consolidate both JHYH and JESOP.
     Managed CLO’s
     We also own significant variable interests in various managed CLO’s and for which are we are not the primary beneficiary and therefore do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $1.4 billion as of December 31, 2007. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in these variable interest entities is $16.7 million at December 31, 2007 and is included in Investments in Managed Funds on our Consolidated Statements of Financial Condition.
     Third Party Managed Warehouse/Special Purpose Entity
     We own a significant variable interest in Babson-Jefferies Loan Opportunity CLO, Ltd., a third party managed warehouse/special purpose entity, in which we have a 33% direct economic interest and a 17% indirect economic interest via Jefferies Finance LLC which we are not the primary beneficiary and therefore do not consolidate this entity. This variable interest entity has assets of approximately $461.9 million as of December 31, 2007. The fair value of our direct and indirect interest in this variable interest entity is $49.2 million ($32.8 million direct interest and $16.4 million indirect interest) at December 31, 2007. The investment in this entity is accounted for at fair value in accordance with FASB 157.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
(23) High Yield Secondary Market Trading
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
     Assets of JHYH were $1.2 billion as of December 31, 2007. JHYH’s net revenue and formula-determined non-interest expenses for the nine month period ended December 31, 2007 (April 2, 2007, date of commencement, to December 31, 2007) amounted to $44.7 million and $30.3 million, respectively. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH.
(24) Jefferies Finance LLC
     On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. JFIN is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. JFIN’s primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans. JFIN can also originate various other debt products such as second lien term, bridge and mezzanine loans as well as related equity co-investments. JFIN also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.
     In February 2006, we and MassMutual reached an agreement to double our equity commitments to JFIN. With an incremental $125 million from each partner, the new total committed equity capitalization of JFIN is $500 million. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2007, we have funded $55.0 million of our aggregate $250.0 million commitment leaving $195.0 million unfunded. Our investment

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
in JFIN is accounted for under the equity method of accounting and is included in other investments in the Consolidated Statements of Financial Condition. Equity method gains and losses on JFIN are included in principal transactions in the Consolidated Statements of Earnings.
     The following is a summary of selected financial information for JFIN as of and for each of the years in the three-year period ended December 31, 2007 (in millions):

	2007	2006	2005
Balance Sheet
Total assets	$1,007.5	$309.9	$139.7
Total liabilities	884.1	253.4	115.4
Total equity	123.4	56.5	24.3
Jefferies share of total equity	61.7	28.2	12.1
(25) Stock-based Compensation
     We sponsor the following non-share based employee incentive plans:
     Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP in 2007, 2006 and 2005.
     Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $8,876,000, $3,774,000, and $3,230,000 in 2007, 2006 and 2005, respectively.
We sponsor the following share based employee incentive plans:
     Incentive Compensation Plan. We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.
     The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the requisite service has been provided. Grants of restricted stock are generally subject to annual ratable vesting over a five year period (i.e., 20% of the number of shares granted vests each year for a five year award) with provisions related to retirement eligibility. In addition, vested shares are subject to transferability restrictions that lapse at the end of the award term. With certain exceptions, the employee must remain with us for several years after the date of grant to receive the full number of shares granted. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of our restricted stock awards. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued.
     Director Plan. We also have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each non-employee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
annual shareholders’ meeting. These grants vest three years after the date of grant and are expensed over the requisite service period.
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
     A total of 2,000,000 shares of our common stock is reserved under the Directors’ Plan.
     Employee Stock Purchase Plan. We also have an Employee Stock Purchase Plan (“ESPP”) which we consider non-compensatory effective January 1, 2007. All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary and are made via payroll deduction. The employee contributions are used to purchase our common stock. The stock price used is 95% of the closing price of our common stock on the last day of the applicable session (monthly).
     The compensation cost related to these plans was $0, $1,604,000 and $1,800,000 in 2007, 2006 and 2005, respectively.
     Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2007, 2006 and 2005, employees with annual compensation of $200,000 or more were eligible to defer compensation by investing it in the Company’s common stock (“DCP shares”), stock options (prior to 2004) or other alternatives on a pre-tax basis. The compensation deferred by our employees is expensed in the period earned. The Company’s common stock can be invested in at a 10% discount through the Deferred Compensation Plan. The Company recognizes additional compensation cost related to this discount. This compensation cost was $1,457,000, $1,449,000 and $1,329,000 for the years ended December 31, 2007, 2006 and 2005, respectively. A total of 16,000,000 shares of our common stock is reserved under the Deferred Compensation Plan. As of December 31, 2007, there were 6,011,000 DCP shares outstanding under the Plan.
        .
     The following table details the activity of DCP shares:

	Year Ended December 31,
	2007	2006	2005
		(Shares in 000s)
DCP deferred shares
Balance, beginning of year	6,730	7,356	6,810
Credits	673	717	552
Withdrawals	(1,392)	(1,343)	(6)

Balance, end of year	6,011	6,730	7,356

Adoption of FASB 123R
     We adopted the fair value recognition provisions for share based awards pursuant to FASB 123R effective January 1, 2006. See Note 1 “Summary of Significant Accounting Policies” for a further discussion. The following disclosures are also being provided pursuant to the requirements of FASB 123R.
     Prior to the adoption of FASB 123R, we presented all tax benefits resulting from share based compensation as cash flows from operating activities in the consolidated statements of cash flows. FASB 123R requires cash flows

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $41.7 million and $32.9 million related to share based compensation in cash flows from financing activities in the years ended December 31, 2007 and 2006, respectively.
     In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of December 31, 2007, there was $313.3 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.7 years. The unrecognized compensation cost related to nonvested share based awards was recorded as unearned compensation in stockholders’ equity at December 31, 2005. As part of the adoption of FASB 123R, the additional paid-in capital was reduced by the amount of unrecognized compensation cost related to nonvested share based awards granted prior to January 1, 2006.
     The total compensation cost of all share based awards, including awards under the Deferred Compensation Plan, was $145.8 million, $86.2 million and $82.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.
     During the year ended December 31, 2007, we granted stock-based awards with a fair value of $9.2 million, which was accrued in the year prior to the grant date.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
     The following tables detail the activity of restricted stock and restricted stock units:

	Year Ended December 31,
	2007	2006	2005
	(Shares in 000s)
Restricted stock
Balance, beginning of year	4,336	7,358	10,541
Grants	5,417	395	2,597
Forfeited	(476)	(836)	(620)
RSU conversion	—	—	(3,112)
Vested	(1,960)	(2,581)	(2,048)

Balance, end of year	7,317	4,336	7,358

Restricted stock units (RSU)
Balance, beginning of year	28,718	24,662	12,058
Grants, includes dividends	5,723	4,403	9,477
Restricted stock conversion	—	—	3,112
Deferral expiration	(2,060)	(669)	(536)
Forfeited	(862)	(365)	(118)
Deferral of option gains	606	687	669

Balance, end of year	32,125	28,718	24,662

		Weighted
	Year Ended	Average Grant
	December 31, 2007	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	4,336	$18.54
Grants	5,417	$28.06
Forfeited	(476)	$25.03
Vested	(1,960)	$18.09

Balance, end of period	7,317	$25.34

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006

			Weighted
	Year Ended		Average Grant
	December 31, 2007		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required (2)	Required	Required
Restricted stock units
Balance, beginning of year	14,813	13,905	$19.18	$8.33
Grants, includes dividends	5,198	525 (1)	$24.12	$— (1)
Deferral expiration	—	(2,060)	$—	$12.78
Forfeited	(503)	(359)	$21.10	$18.57
Vested	(4,629)	4,629	$18.22	$18.22
Grants related to stock option exercises	—	606	$—	$11.35

Balance, end of period	14,879	17,246	$21.18	$10.18

(1)	Represents dividend equivalents on restricted stock units declared during the twelve month period ending December 31, 2007.

(2)	Represents fully vested restricted stock units which are still subject to transferability restrictions.
     The compensation cost associated with restricted stock and restricted stock units amounted to $144,382,000, $83,137,000, and $79,762,000 in 2007, 2006, and 2005, respectively. The average fair value of the vested awards during 2007 was approximately $27.25 per share. The conversion of restricted stock into restricted stock units in 2005 did not impact compensation expenses because such conversation is a result of employee deferral elections under Section 409A of the Internal Revenue Code.
     Stock Options
     The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option grants during 2007, 2006 or 2005. A summary of our stock option activity for the years ended December 31, 2007, 2006 and 2005 is presented below (shares in thousands):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,688	$11.02	4,533	$9.75	9,782	$8.87
Granted	—	—	—	—	—	—
Exercised	(1,484)	11.18	(2,826)	8.98	(4,988)	8.23
Canceled	—	—	(19)	11.53	(261)	5.99

Outstanding at end of year	204	9.87	1,688	11.02	4,533	9.75

Options exercisable at year-end	204	9.87	1,688	11.02	4,533	9.75

     The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $8.2 million, $51.9 million and $46.2 million, respectively. Cash received from the exercise of stock options during 2007, 2006 and 2005 totaled $5.2 million, $17.5 million and $33.7 million, respectively, and the tax benefit realized from stock options exercised during 2007, 2006 and 2005 was $3.3 million, $18.1 million and $18.3 million, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2007 and 2006
     The table below provides additional information related to stock options outstanding at December 31, 2007:
     Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
December 31, 2007	Forfeitures	Exercisable
Number of options	204	204
Weighted-average exercise price	$9.87	$9.87
Aggregate intrinsic value	$2,687	$2,687
Weighted-average remaining contractual term, in years	2.45	2.45
     At December 31, 2007, the intrinsic value of vested options was approximately $2.7 million for which tax benefits expected to be recognized in equity upon exercise are approximately $1.1 million.
(26) Selected Quarterly Financial Data (Unaudited)
     The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2007 and 2006 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year
2007
Revenues	$623,284	$766,345	$666,964	$662,302	$2,718,895
Earnings/(loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	103,493	128,391	55,321	(41,471)	245,734
Net earnings/ (loss)	62,259	67,835	38,773	(24,202)	144,665
Net earnings/ (loss) per share:
Basic	$0.44	$0.48	$0.27	$(0.17)	$1.02

Diluted	$0.42	$0.45	$0.26	$(0.17)	$0.97

2006
Revenues	$524,077	$457,119	$468,664	$513,348	$1,963,208
Earnings before income taxes, minority interest, and cumulative effect of change in accounting principle	97,407	80,715	76,337	94,195	348,654
Net earnings	58,447	45,580	45,940	55,783	205,750
Net earnings per share:
Basic	$0.45	$0.34	$0.34	$0.41	$1.54

Diluted	$0.41	$0.32	$0.32	$0.38	$1.42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     No change in our internal control over financial reporting occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this report.
     Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2007 and are filing as exhibits to this report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
Item 9B. Other Information.
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 11. Executive Compensation.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
     Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

Pages
(a)1. Financial Statements
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	46
Consolidated Statements of Financial Condition	47
Consolidated Statements of Earnings	49
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income	50
Consolidated Statements of Cash Flows	51
Notes to Consolidated Financial Statements	53
(a)2. Financial Statement Schedules
     All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.
(a)3. Exhibits

2*	Amendment No. 1 dated as of November 1, 2007 to the Share and Membership Interest Purchase Agreement dated as of July 18, 2005, among Brian P. Friedman, James L. Luikart, 2055 Partners L.P., Jefferies Capital Partners IV LLC, JCP IV LLC, and Jefferies Group, Inc.

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on July 14, 2003.

10.2	Amendment No. 1, dated as of December 1, 2005, to the Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2003 is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 1, 2006.

10.3	Jefferies Group, Inc. 2003 Incentive Compensation Plan is incorporated by reference to Appendix 4 of Registrant’s Proxy Statement filed on April 4, 2003.

10.4	Jefferies Group, Inc. Stock Option Gain and Stock Award Deferral Program effective as of January 21, 2003 is incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 9, 2003.

10.5	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 filed on April 20, 1999.

10.6*	Form of Restricted Stock Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.7*	Form of Restricted Stock Units Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.8	Summary of Non-Employee Director Compensation (as amended on January 17, 2006) pursuant to the Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 18, 2006.

10.9	Summary of the 2007 and 2008 Executive Compensation for Messrs. Handler and Friedman is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on August 25, 2006.

10.10	Summary of the 2007 Executive Compensation for Messrs. Schenk and Feller and Ms. Syrjamaki is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 9, 2007.

10.11	Deferred Compensation Agreement, as amended and restated as of December 29, 2005, between Jefferies & Company, Inc. and Richard B. Handler is incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 1, 2006.

10.12*	Letter Agreement dated October 8, 2007between Peregrine C. Broadbent and Jefferies Group, Inc.

10.13	Letter agreement dated June 1, 2007 between Joseph A. Schenk and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on August 9, 2007.

10.14	Letter agreement dated April 16, 2007 between Maxine Syrjamaki and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 9, 2007.

10.15	Consulting Agreement dated August 1, 2007 between Maxine Syrjamaki and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q filed on August 9, 2007.

10.16	Letter agreement dated April 19, 2006 between Charles J. Hendrickson and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-Q filed on August 9, 2007.

10.17	Purchase Agreement dated June 4, 2007 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., BNY Capital Markets, Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Greenwich Capital Markets, Inc., Banc of America Securities LLC, Fox-Pitt, Kelton Incorporated, Keefe, Bruyette & Woods, Inc., and SG Americas Securities, LLC is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 5, 2007.

10.18	Master Agreement for the Formation of a Limited Liability Company, dated as of February 28, 2007 among Jefferies Group, Inc., Jefferies & Company, Inc. and Leucadia National Corporation is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on May 9, 2007.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries.

23*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
     Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15 and 10.16 are management contracts or compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.
By	/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors, Chief Executive Officer

Dated: February 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER	Chairman of the Board of Directors,	February 28, 2008
Richard B. Handler	Chief Executive Officer

/s/ PEREGRINE C. BROADBENT	Executive Vice President and	February 28, 2008
Peregrine C. Broadbent	Chief Financial Officer

/s/ BRIAN P. FRIEDMAN	Director and	February 28, 2008
Brian P. Friedman	Chairman, Executive Committee

/s/ W. PATRICK CAMPBELL	Director	February 22, 2008
W. Patrick Campbell

/s/ RICHARD G. DOOLEY	Director	February 28, 2008
Richard G. Dooley

/s/ ROBERT E. JOYAL	Director	February 26, 2008
Robert E. Joyal

/s/ FRANK J. MACCHIAROLA	Director	February 24, 2008
Frank J. Macchiarola

/s/ MICHAEL T. O’KANE	Director	February 28, 2008
Michael T. O’Kane