Form 10-Q
period 2008-03-31
JEFFERIES GROUP INC /DE/
filed 2008-05-12
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 160,631,735 shares as of the close of business May 6, 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$452,831	$897,872
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,156,630	659,219
Financial instruments owned, including securities pledged to creditors of $1,200,651 and $1,087,906 in 2008 and 2007, respectively:
Corporate equity securities	2,411,426	2,266,679
Corporate debt securities	2,115,588	2,162,893
U.S. Government and agency obligations	780,800	730,921
Mortgage and asset backed securities	11,963	26,895
Loans and loan commitments	13,711	¯
Derivatives	283,838	501,502
Investments at fair value	95,332	104,199
Other	109	2,889

Total financial instruments owned	5,712,767	5,795,978
Investments in managed funds	241,304	293,523
Other investments	78,432	78,715
Securities borrowed	11,679,630	16,422,130
Securities purchased under agreements to resell	1,831,675	3,372,294
Receivable from brokers, dealers and clearing organizations	649,604	508,926
Receivable from customers	682,489	764,833
Premises and equipment	145,686	141,472
Goodwill	343,894	344,063
Other assets	696,063	514,792

Total assets	$23,671,005	$29,793,817

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$17,054	$280,378
Financial instruments sold, not yet purchased:
Corporate equity securities	1,969,278	1,389,099
Corporate debt securities	1,444,802	1,407,387
U.S. Government and agency obligations	211,982	206,090
Derivatives	440,958	331,788
Other	318	314

Total financial instruments sold, not yet purchased	4,067,338	3,334,678
Securities loaned	7,696,914	7,681,464
Securities sold under agreements to repurchase	4,822,639	11,325,562
Payable to brokers, dealers and clearing organizations	1,018,411	874,028
Payable to customers	1,413,100	1,415,803
Accrued expenses and other liabilities	450,457	627,597

	19,485,913	25,539,510
Long-term debt	1,764,498	1,764,067
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	565,323	603,696

Total liabilities	21,940,734	28,032,273

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 164,216,568 shares in 2008 and 155,375,808 shares in 2007	16	16
Additional paid-in capital	1,169,480	1,115,011
Retained earnings	954,694	1,031,764
Less:
Treasury stock, at cost, 31,454,686 shares in 2008 and 30,922,634 shares in 2007	(405,328)	(394,406)

Accumulated other comprehensive gain:
Currency translation adjustments	13,236	10,986
Additional minimum pension liability	(1,827)	(1,827)

Total accumulated other comprehensive gain	11,409	9,159

Total stockholders’ equity	1,730,271	1,761,544

Total liabilities and stockholders’ equity	$23,671,005	$29,793,817

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended
	Mar. 31,	Mar. 31,
	2008	2007
Revenues:
Commissions	$113,651	$77,032
Principal transactions	54	144,449
Investment banking	99,207	170,115
Asset management fees and investment (loss) income from managed funds	(27,796)	22,485
Interest	204,891	201,162
Other	6,480	8,041

Total revenues	396,487	623,284
Interest expense	195,291	204,475

Revenues, net of interest expense	201,196	418,809

Non-interest expenses:
Compensation and benefits	259,951	227,666
Floor brokerage and clearing fees	12,948	14,582
Technology and communications	30,916	22,157
Occupancy and equipment rental	17,257	18,171
Business development	12,900	13,109
Other	20,481	19,631

Total non-interest expenses	354,453	315,316

(Loss) earnings before income taxes and minority interest	(153,257)	103,493
Income taxes	(57,892)	40,658

(Loss) earnings before minority interest	(95,365)	62,835
Minority interest in (loss) earnings of consolidated subsidiaries, net	(34,828)	576

Net (loss) earnings	$(60,537)	$62,259

(Loss) earnings per share:
Basic	$(0.43)	$0.44
Diluted	$(0.43)	$0.42

Weighted average shares:
Basic	141,784	140,897
Diluted	141,784	152,058
Fixed charge coverage ratio (1)	— X	5.0X

(1)	Earnings in the quarter ended March 31, 2008 were insufficient to cover fixed charges by approximately $119.9 million.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months
	ended	Year ended
	March 31, 2008	December 31, 2007

Common stock, par value $0.0001 per share
Balance, beginning of year	$16	$14
Issued / stock dividend	—	2

Balance, end of year	16	16

Additional paid in capital
Balance, beginning of year	1,115,011	876,393
Benefit plan share activity (1)	7,391	38,053
Share-based amortization expense	43,015	144,382
Proceeds from exercise of stock options	120	5,233
Acquisitions and contingent consideration	1,566	9,240
Tax benefits for issuance of stock-based awards	2,377	41,710

Balance, end of year	1,169,480	1,115,011

Retained earnings
Balance, beginning of year	1,031,764	952,263
Cumulative effect of adjustment from adoption of FIN 48	—	(410)
Net (loss) earnings	(60,537)	144,665
Dividends	(16,533)	(64,754)

Balance, end of year	954,694	1,031,764

Treasury stock, at cost
Balance, beginning of year	(394,406)	(254,437)
Purchases	(6,326)	(147,809)
Returns / forfeitures	(4,596)	(7,785)
Issued	—	15,625

Balance, end of year	(405,328)	(394,406)

Accumulated other comprehensive income (loss)
Balance, beginning of year	9,159	6,854
Currency adjustment, net of tax	2,250	1,222
Pension adjustment, net of tax	—	1,083

Balance, end of year	11,409	9,159

Total stockholders’ equity	$1,730,271	$1,761,544

Comprehensive income
Net (loss) earnings	$(60,537)	$144,665
Other comprehensive income, net of tax	2,250	2,305

Total comprehensive income	$(58,287)	$146,970

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Director Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Cash flows from operating activities:
Net (loss)/ earnings	$(60,537)	$62,259

Adjustments to reconcile net (loss)/ earnings to net cash used in operating activities:
Depreciation and amortization	13,844	5,693
Accruals related to various benefit plans, stock issuances, net of forfeitures	45,974	42,804
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(497,216)	(184,458)
Minority interest	(34,828)	576
Decrease (increase) in receivables:
Securities borrowed	4,743,141	(5,241,270)
Brokers, dealers and clearing organizations	(139,992)	(468,817)
Customers	82,009	136,652
Decrease (increase) in financial instruments owned	83,887	(2,234,120)
Decrease (increase) in other investments	282	(9,190)
Decrease (increase) in investments in managed funds	52,219	(58,496)
Decrease (increase) in securities purchased under agreements to resell	1,540,619	(31,036)
Increase in other assets	(180,334)	(58,156)
Increase (decrease) in payables:
Securities loaned	15,450	3,281,950
Brokers, dealers and clearing organizations	143,946	313,719
Customers	(2,701)	207,233
Increase in financial instruments sold, not yet purchased	732,660	1,339,392
(Decrease) increase in securities sold under agreements to repurchase	(6,502,923)	2,596,151
Decrease in accrued expenses and other liabilities	(145,728)	(196,884)

Net cash used in operating activities	(110,228)	(495,998)

Cash flows from investing activities:
Cash paid for contingent consideration	(30,329)	(14,567)
Purchase of premises and equipment	(17,579)	(14,236)

Net cash used in investing activities	(47,908)	(28,803)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Cash flows from financing activities
Tax benefit from the issuance of stock based awards	2,377	30,896
Net (payments on) proceeds from:
Bank loans	(263,375)	231,927
Minority interest holders of consolidated subsidiaries related to high yield secondary market trading	(3,304)	—
Minority interest holders of consolidated subsidiaries related to asset management activities	(241)	(5,060)
Repurchase of treasury stock	(6,326)	(16,657)
Dividends	(16,533)	(16,206)
Exercise of stock options, not including tax benefits	120	1,720

Net cash (used in) provided by financing activities	(287,282)	226,620

Effect of foreign currency translation on cash and cash equivalents	377	1,717

Net decrease in cash and cash equivalents	(445,041)	(296,464)

Cash and cash equivalents — beginning of period	897,872	513,041

Cash and cash equivalents — end of period	$452,831	$216,577

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$218,510	$212,192
Income taxes	$(19,702)	$7,104
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary,” including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $9.6 million and $7.7 million for the period ended March 31, 2008 and 2007, respectively. We are accounting for the cost of these arrangements on an accrual basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with unrealized gains and losses reflected in principal transactions in the Consolidated Statements of Earnings on a trade date basis, except for unrealized gains and losses on financial instruments held by consolidated asset management entities, which are presented in asset management fees and investment (loss) income from managed funds.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $3.3 million and $2.2 million for the period ended March 31, 2008 and 2007, respectively.
Asset Management Fees and Investment (loss) Income From Managed Funds. Asset management fees and investment (loss) income from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds and investment (loss) income from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending net asset value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.
Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts in principal transactions in the Consolidated Statements of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as interest expense. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities.

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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in other comprehensive income. Gains or losses resulting from foreign currency transactions are included in principal transactions in the Consolidated Statements of Earnings.
Financial Instruments Owned and Financial Instruments Sold, not yet Purchased and Fair Value
Financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value, either through the fair value option election or as required by other accounting pronouncements. These instruments primarily represent our trading activities and include both cash and derivative products. Realized and unrealized gains or losses are generally recognized in principal transactions in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
Fair Value Hierarchy
We adopted FASB 157, Fair Value Measurements (“FASB 157”), as of the beginning of 2007. FASB 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FASB 157 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:
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
Valuation Process for Financial Instruments
Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value.
The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuations models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quotes prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, commercial loans and loan commitments, private equity and hedge fund investments and distressed debt instruments as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and analysis and market liquidity.
Derivative products — Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, commodity swaps and debt and equity option

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
contracts. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.
Investments in Managed Funds
Investments in managed funds includes our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for on the equity method. Gains or losses on our investments in managed funds are included in asset management fees and investment (loss) income from managed funds in the Consolidated Statements of Earnings.
Other Investments
Other investments includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities. Other investments are accounted for on the equity method.
Receivable from and Payable to Customers
Receivable from and payable to customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors represents balances arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions and are provided on substantially the same terms.
Securities Borrowed and Securities Loaned
Securities borrowed and securities loaned are carried at cost. In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than, the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Securities purchased under agreements to resell and securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amount. We earn net interest revenues from this activity which is reflected in our Consolidated Statements of Earnings.
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
Income Taxes
We file a consolidated U.S. Federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of stock-based compensation, deferred compensation, unrealized gains and losses on investments, and tax amortization on intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. Tax credits are recorded as a reduction of income taxes when realized.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), as of January 1, 2008. EITF 06-11 requires that the tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options should be recognized as an increase to additional paid in capital. Prior to EITF 06-11, such income tax benefit was recognized as a reduction of income tax expense. As a result of the adoption of EITF 06-11, additional paid in capital was increased by $0.5 million during the three months ended March 31, 2008 for the income tax benefit realized on dividends paid. These amounts are included in tax benefits for issuance of stock-based awards on the Consolidated Statement of Changes in Stockholders’ Equity.
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
Stock Based Compensation
Under FASB 123, Accounting for Stock-Based Compensation, we defined the service period (over which compensation cost should be recognized) to generally include the year prior to the grant and the subsequent vesting period. With the adoption of FASB 123R, Share-Based Payment (“FASB 123R), on January 1, 2006, the timing of expense recognition for non-retirement eligible employees changed to recognize compensation cost over the period from the service inception date, which is the grant date, through the date the employee is no longer required to provide service to earn the award.
In addition, with the adoption of FASB 123R on January 1, 2006, the awards granted to retirement eligible employees where the award does not contain future service requirements must be either expensed on the date of grant or, in certain circumstances, may be accrued in the periods prior to the grant date. Subsequent to the adoption of FASB 123R, we made certain changes to the terms of certain new grants which effectively eliminated accelerated expense recognition upon retirement and/or increased the retirement eligibility age and years of service from those generally provided for in prior grants. During the fourth quarter of 2007, we undertook a comprehensive review of the retirement eligibility requirements of certain share-based awards, examining the impact to both us and our employees. Upon completion of this review during the fourth quarter of 2007, we determined that future share-based grants should contain more stringent provisions that include increased length of service requirements for certain senior level employees to be eligible to retire and retain the award. As a result of changes made to these share based awards in 2008, we accrue compensation expense related to retirement eligible employees on the grant date.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Earnings per Common Share
Basic earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding and certain other shares committed to be, but not yet issued. Basic earnings per share include restricted stock and restricted stock units (“RSUs”) for which no future service is required. Diluted earnings per share of common stock are computed by dividing net earnings plus dividends on dilutive mandatorily redeemable convertible preferred stock divided by the average number of shares outstanding of common stock and all dilutive common stock equivalents outstanding during the period. Diluted earnings per share include the dilutive effects of restricted stock and RSUs for which future service is required.
Accounting and Regulatory Developments
FSP FIN 39-1. In April 2007, the FASB issued a Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, FSP FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. These provisions were consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 on January 1, 2008 did not have an impact on our Consolidated Financial Statements.
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
FASB 141R. In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 141R effective January 1, 2009.
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
FSP FAS 140-3. In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FASB No. 140”) unless certain criteria are met. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. FSP FAS 140-3 is to be applied prospectively for new transactions entered into after the adoption date. We are currently evaluating the impact of FSP FAS 140-3 on our consolidated financial statements.
FASB 161. In March 2008, the FASB issued FASB 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Accordingly, we will adopt FASB 161 effective January 1, 2009.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2. Asset Management Fees and Investment Income (Loss) From Managed Funds
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	March 31,	March 31,
	2008	2007
Assets under management:
Fixed Income (1)	$1,663	$1,838
Equities	239	388
Convertibles	2,746	2,715
Real assets	2	—

	4,650	4,941

Assets under management by third parties (2):
Equities, Convertibles and Fixed Income	—	291
Private Equity	600	600

	600	891

Total	$5,250	$5,832

(1)	With the reorganization of our high yield secondary market trading activities, we no longer include high yield assets as assets under management as of April 2, 2007. Prior period amounts include $353 million in assets under management from our high yield funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
The following summarizes revenues from asset management fees and investment (loss) income from managed funds relating to funds managed by us and funds managed by third parties for the three-month period ended March 31, 2008 and 2007 (in thousands of dollars):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2008	2007
Asset management fees:
Fixed Income (1)	$2,591	$4,440
Equities	552	2,180
Convertibles	3,142	2,831

	6,285	9,451
Investment income (loss) from managed funds (1)	(34,081)	13,034

Total	$(27,796)	$22,485

(1)	With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities as of April 2, 2007. For the three-month period ending March 31, 2007 asset management fees and investment income from managed funds related to our high yield funds amounted to $1.7 million and $2.3 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following tables detail our average investment in managed funds, investment (loss) income from managed funds, investment (loss) income from managed funds — minority interest portion and net investment (loss) income from managed funds relating to funds managed by us and funds managed by third parties for the three months ended March 31, 2008 and 2007 (in millions of dollars):
Three Months Ended March 31, 2008

			Investment (Loss)
		Investment (Loss)	Income from Managed	Net Investment
	Average	Income from Managed	Funds — Minority	(Loss) Income from
	Investment (2)	Funds	Interest Portion	Managed Funds

Fixed Income (1)	$166.8	$(23.8)	$—	$(23.8)
Equities	206.3	(9.1)	(0.8)	(8.3)
Convertibles	34.4	(1.9)	—	(1.9)
Real Assets	7.9	0.7	—	0.7

Total	$415.4	$(34.1)	$(0.8)	$(33.3)

(1)	Excludes high yield secondary market trading activities.

(2)	Includes our average investment in consolidated asset management entities of $117.8 million for which we are not recognizing asset management fees. Because these entities are consolidated, the financial instruments are reflected in financial instruments owned or financial instruments sold, not yet purchased, in our consolidated financial statements.
Three Months Ended March 31, 2007

			Investment Income
			from Managed Funds —	Net Investment
	Average	Investment Income	Minority	Income from Managed
	Investment (3)	from Managed Funds	Interest Portion	Funds

Fixed Income	$274.7	$7.4	$0.4	$7.0
Equities	161.7	5.1	0.1	5.0
Convertibles	33.5	0.5	—	0.5

Total	$469.9	$13.0	$0.5	$12.5

(3)	Includes our average investment in consolidated asset management entities of $91.4 million for which we are not recognizing asset management fees. Because these entities are consolidated, the financial instruments are reflected in financial instruments owned or financial instruments sold, not yet purchased, in our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of March 31, 2008 and December 31, 2007 (in thousands of dollars):

	March 31, 2008	December 31, 2007

Cash and cash equivalents:
Cash in banks	$98,336	$248,174
Money market investments	354,495	649,698

Total cash and cash equivalents	452,831	897,872
Cash and securities segregated (1)	1,156,630	659,219

	$1,609,461	$1,557,091

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
Note 4. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of March 31, 2008 and December 31, 2007 (in thousands of dollars):

	March 31, 2008		December 31, 2007
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$2,411,426	$1,969,278	$2,266,679	$1,389,099
Corporate debt securities	2,115,588	1,444,802	2,162,893	1,407,387
U.S. Government and agency obligations	780,800	211,982	730,921	206,090
Mortgage and asset backed securities	11,963	—	26,895	—
Loans and loan commitments	13,711	—	—	—
Derivatives	283,838	440,958	501,502	331,788
Investments at fair value	95,332	—	104,199	—
Other	109	318	2,889	314

	$5,712,767	$4,067,338	$5,795,978	$3,334,678

We elected to apply the fair value option on loans and loan commitments made in connection with our investment banking activities (“loans and loan commitments”) and certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. Loans and loan commitments and investments at fair value are included in financial instruments owned on the Consolidated Statement of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of March 31, 2008 and December 31, 2007 (in thousands of dollars):

	March 31, 2008	December 31, 2007

Corporate equity securities	$1,093,383	$985,783
Corporate debt securities	107,268	102,123

	$1,200,651	$1,087,906

At March 31, 2008 and December 31, 2007, the approximate fair value of collateral received by us that may be sold or repledged by us was $13.4 billion and $19.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At March 31, 2008 and December 31, 2007, a substantial portion of this collateral received by us had been sold or repledged.
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of March 31, 2008 and December 31, 2007 by level within the fair value hierarchy (in thousands of dollars):

	As of March 31, 2008
				Counterparty and
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total

Assets:
Financial instruments owned:
Securities	$2,257,231	$2,787,410	$275,245	$—	$5,319,886
Loans and loan commitments (1)	—	—	13,711	—	13,711
Derivative instruments	538,385	434,919	—	(689,466)	283,838
Investments at fair value	—	—	95,332	—	95,332

Total financial instruments owned	2,795,616	3,222,329	384,288	(689,466)	5,712,767
Level 3 assets for which the firm does not bear economic exposure (2)			(115,278)

Level 3 assets for which the firm bears economic exposure			269,010

Liabilities:
Financial instruments sold, not yet purchased:
Securities	2,024,990	1,594,807	6,583	—	3,626,380
Derivative instruments	752,731	676,767	23,257	(1,011,797)	440,958

Total financial instruments sold, not yet purchased	2,777,721	2,271,574	29,840	(1,011,797)	4,067,338

(1)	No gains or losses were recorded for loans and loan commitments during the three months ended March 31, 2008.

(2)	Consists of level 3 assets which are attributable to minority investors or attributable to employee interests in certain consolidated funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2007
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
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2008 and 2007 (in thousands of dollars):

	Three Months Ended March 31, 2008
	Non-derivative	Non-derivative	Derivative
	instruments —	instruments —	instruments —
	Assets	Liabilities	Liabilities	Investments

Balance, December 31, 2007	$248,397	$(8,703)	$(12,929)	$104,199
Total gains/ (losses) (realized and unrealized) (1)	(21,554)	—	304	(5,539)
Purchases, sales, settlements, and issuances	21,418	2,120	11,726	(3,328)
Net transfers in and/or (out) of Level 3	40,695	—	(22,358)	—

Balance, March 31, 2008	$288,956	$(6,583)	$(23,257)	$95,332

Change in unrealized gains/ (losses) relating to instruments still held at March 31, 2008 (1)	$(11,391)	$—	$938	$(5,539)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended March 31, 2007
	Non-derivative
	instruments —
	Assets	Investments

Balance, December 31, 2006	$205,278	$97,289
Total gains/ (losses) (realized and unrealized) (1)	(3,043)	5,354
Purchases, sales, settlements, and issuances	(27,422)	(4,990)
Net transfers in and/or (out) of Level 3	(14,436)	—

Balance, March 31, 2007	$160,377	$97,653

Change in unrealized gains/ (losses) relating to instruments still held at March 31, 2007 (1)	$(3,620)	5,354

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
Note 5. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of March 31, 2008 and December 31, 2007. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $17.1 million and $280.4 of outstanding unsecured bank loans as of March 31, 2008 and December 31, 2007, respectively. Average daily bank loans for the quarter ended March 31, 2008 and the year ended December 31, 2007 were $189.8 million and $267.1 million, respectively.
Note 6. Long-Term Debt
The following summarizes long-term debt outstanding at March 31, 2008 and December 31, 2007 (in thousands of dollars):

	March 31, 2008	December 31, 2007

7.75% Senior Notes, due 2012, net of unamortized discount of $4,206 (2008)	$328,872	328,594
5.875% Senior Notes, due 2014, net of unamortized discount of $1,542 (2008)	248,458	248,402
5.5% Senior Notes, due 2016, net of unamortized discount of $1,453 (2008)	348,547	348,501
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,738 (2008)	346,262	346,236
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,641 (2008)	492,359	492,334

	$1,764,498	$1,764,067

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
Note 7. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,093,500 shares of our common stock at an effective conversion price of approximately $30.54 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of March 31, 2008, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 8. Income Taxes
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of adoption, we recognized a $0.4 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statement of Financial Condition. As of March 31, 2008 and December 31, 2007, we had approximately $12.5 million and $8.8 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.1 million and $5.7 million (net of federal benefit of state issues) at March 31, 2008 and December 31, 2007, respectively.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2000. Substantially all material state and local, and foreign income tax matters have been concluded for the years through 2000. New York State and New York City income tax returns for the years 2001 through 2004 and 2000 through 2002, respectively, are currently under examination. The final outcome of these examinations is not yet determinable. However, management anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of March 31, 2008 and December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $2.2 million and $1.4 million, respectively.
Note 9. Benefit Plans
The following summarizes the net periodic pension cost for the three-month periods ended March 31, 2008 and 2007 (in thousands of dollars):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2008	2007
Net pension cost included the following components:
Service cost (1)	$69	$69
Interest cost on projected benefit obligation	595	590
Expected return on plan assets	(731)	(628)
Amortization of net loss	—	141

Net periodic pension (income)/ cost	$(67)	$172

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(1)	Service costs relates to administrative expenses incurred during the three month periods.
We did not contribute to our pension plan during the quarter ended March 31, 2008 and do not anticipate any contributions during 2008. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.
Note 10. Minority Interest
Under FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”), certain minority interests in consolidated entities may meet the definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the entity, net of estimated liquidation costs. Our consolidated financial statements include certain minority interests that meet the definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”). The mandatorily redeemable minority interests are entitled to a pro rata share of the profits and losses of JHYH, as set forth in JHYH’s organization agreements, and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. The carrying amount of these mandatorily redeemable minority interests are approximately $564.3 million at March 31, 2008, which represents the initial capital and the pro rata share of the profits and losses of JHYH assigned to the holder of the mandatorily redeemable minority interests. A certain portion of these mandatorily redeemable minority interests represents investments from Jefferies Special Opportunities Partners (“JSOP”) and Jefferies Employees Special Opportunities Partners (“JESOP”), and are eliminated in consolidation. The carrying amount of these mandatorily redeemable minority interests eliminated in consolidation is approximately $235.3 million at March 31, 2008, resulting in minority interest related to JHYH on a consolidated basis of approximately $329.0 million at March 31, 2008.
Minority interest also includes the minority equity holders’ proportionate share of the equity of JSOP and JESOP. At March 31, 2008, minority interest related to JSOP and JESOP was approximately $199.5 million and $25.7 million, respectively.
At March 31, 2008, we had other minority interests of approximately $11.1 million primarily related to our consolidated asset management entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net (loss)/ earnings	$(60,537)	$62,259
Add: Convertible preferred stock dividends	—	1,016

Net (loss)/ earnings for diluted earnings per share	$(60,537)	$63,275

Shares:
Average shares used in basic computation	141,784	140,897
Unvested restricted stock / restricted stock units	—	6,457
Stock options	—	647
Mandatorily redeemable convertible preferred stock	—	4,057

Average shares used in diluted computation	141,784	152,058

(Loss)/ earnings per share:
Basic	$(0.43)	$0.44
Diluted	$(0.43)	$0.42
As a result of the net loss that was recorded in the first quarter of 2008, our diluted share count for the first quarter does not assume the dilutive effects of unvested restricted stock and restricted stock units, the exercise of stock options or the conversion of our mandatorily redeemable convertible preferred stock as this would result in an antidilutive per-share amount. Therefore, our diluted shares equal our basic shares for the first quarter of 2008.
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
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition, with realized and unrealized gains and losses recognized in principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities.
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
A significant portion of our derivative activities are performed by Jefferies Financial Products, LLC (“JFP”). JFP, a wholly-owned subsidiary of ours, was formed as a limited liability company in November 2003. JFP is a market maker in commodity index products and a trader in commodities futures and options. JFP offers customers exposure to over-the-counter commodity indices and other commodity baskets in the form of fixed-for-floating swaps (“swaps”) and options, where the return is based on a specific commodity or basket of commodities (e.g., Jefferies Commodity Performance Index (“JCPI”)). The primary end users in this market are highly rated institutional investors, such as pension funds, mutual funds, foundations, endowments, and insurance companies. These investors generally seek exposure to commodities in order to diversify their existing stock and bond portfolios. Generally, JFP will enter into swaps whereby JFP receives a stream of fixed cash flows against paying the return of a given commodity or index plus a spread or fee (“fee”). The fee is meant to compensate JFP for the costs of replicating the commodity or index exposure in the underlying exchange traded futures markets. The floating return can be either the total return on the index (inclusive of implied collateral yield) or the excess return. JFP also enters into swap, forward and option transactions on foreign exchange, individual commodities and commodity indices. Generally, the swap and option contract tenors range from 1 month to 2 years, and in some transactions both parties may settle the changes in the mark-to-market value of the transaction on a monthly basis. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure.
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
The following table presents the fair value of derivatives at March 31, 2008 and December 31, 2007. The fair value of assets/liabilities related to derivative contracts at March 31, 2008 and December 31, 2007 represent our receivable/payable for derivative financial instruments, gross of related collateral received and pledged:

	March 31, 2008		December 31, 2007
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Exchange traded futures	$56	$260,266	$162,723	$4,712
Swaps (1)	73,467	182,007	2,424	417,020
Option contracts (1)	224,973	337,164	355,119	404,525
Forward contracts	1,989	499	3,348	3,254

Total	$300,485	$779,936	$523,614	$829,511

(1)	Option and swap contracts in the table above are gross of collateral received and/ or collateral pledged. Option and swap contracts are recorded net of collateral received and/ or collateral pledged on the Consolidated Statement of Financial Condition. At March 31, 2008, collateral received and collateral pledged were $16.7 million and $338.9 million, respectively. At December 31, 2007, collateral received and collateral pledged were $22.1 million and $497.7 million, respectively

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of March 31, 2008 (in thousands):

	OTC derivative assets
	0 - 12 Months	1 - 5 Years	5 - 10 Years	Cross-Maturity Netting	Total
Commodity swaps	$50,408	$—	$—	$—	$50,408
Commodity options	6,411	21,513	—	(533)	27,391
Equity options	—	—	—	—	—
Credit default swaps	—	1,631	—	—	1,631
Total return swaps	5,738	15,690	—	—	21,428
Forward contracts	1,439	1,785	—	(1,235)	1,989

Total	$63,996	$40,619	$—	$(1,768)	$102,847

	OTC derivative liabilities
	0 - 12 Months	1 - 5 Years	5 - 10 Years	Cross-Maturity Netting	Total
Commodity swaps	$179,746	$1,515	$—	$—	$181,261
Commodity options	51,934	106,671	—	(533)	158,072
Equity options	7,646	—	22,022	—	29,668
Credit default swaps	193	184	—	—	377
Total return swaps	—	369	—	—	369
Forward contracts	1,734	—	—	(1,235)	499

Total	$241,253	$108,739	$22,022	$(1,768)	$370,246

At March 31, 2008, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

	Total pre-credit
	enhancement	Credit enhancement	Total post- credit
	nettting	netting (1)	enhancement netting
Counterparty credit quality:
A or higher	$208,973	(122,993)	85,980
B to BBB	369	—	369
Lower than B	—	—	—
Unrated	16,498	—	16,498

Total	$225,840	(122,993)	102,847

(1)	Credit enhancement netting relates to the JFP credit intermediation facility with a AA-rated European bank.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 13. Other Comprehensive Gain (Loss), Net Of Tax
The following summarizes accumulated other comprehensive gain (loss) at March 31, 2008 and other comprehensive income (loss) for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Gain
Beginning at December 31, 2007	$10,986	$(1,827)	$9,159
Change in first quarter of 2008	2,250	—	2,250

Ending at March 31, 2008	$13,236	$(1,827)	$11,409

The following summarizes accumulated other comprehensive gain (loss) at March 31, 2007 and other comprehensive income (loss) for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	(Loss) Gain
Beginning at December 31, 2006	$9,764	$(2,910)	$6,854
Change in first quarter of 2007	3,666	—	3,666

Ending at March 31, 2007	$13,430	$(2,910)	$10,520

Comprehensive (loss)/ income for the three months ended March 31, 2008 and 2007 was as follows (in thousands of dollars):

	March 31,	March 31,
	2008	2007
Net (loss)/ earnings	$(60,537)	$62,259
Other comprehensive income	2,250	3,666

Comprehensive (loss)/ income	$(58,287)	$65,925

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
As of March 31, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$638,503	$613,395
Jefferies Execution	$32,735	$32,485
Jefferies High Yield Trading	$572,662	$572,412

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 15. Commitments, Contingencies and Guarantees
     The following table summarizes other commitments and guarantees at March 31, 2008:

		Maturity Date
				2010	2012	2014
	Notional / Maximum			and	and	and
	Payout	2008	2009	2011	2013	Later
	(Dollars in Millions)
Standby letters of credit	$288.5	$288.1	$0.4	—	—	—
Bank credit	$61.0	$20.0	—	—	$36.0	$5.0
Equity commitments	$481.9	—	$0.1	$1.0	$1.9	$478.9
High yield loan commitment	$6.6	—	—	$6.6	—	—
Derivative contracts	$1,062.4	$868.7	$176.2	$2.5	$15.0	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $288.5 million at March 31, 2008, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a minimal carrying amount. As of March 31, 2008, there were no draw downs on these letters of credit.
Bank Credit. As of March 31, 2008, we had outstanding guarantees of $56.0 million relating to bank credit obligations ($33.2 million of which is undrawn) of associated investment vehicles in which we have an interest. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $5.0 million) to Jefferies (Japan) Limited.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the total committed equity capitalization of Jefferies Finance LLC is $500 million as of March 31, 2008. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of March 31, 2008, we have funded $55.0 million of our aggregate $250.0 million commitment leaving $195.0 million unfunded.
As of March 31, 2008, we have an aggregate commitment to invest in Jefferies Capital Partners IV L.P. and its related parallel fund of approximately $23.8 million, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee), and James L. Luikart.
We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of March 31, 2008, leaving $250.0 million unfunded.
As of March 31, 2008, we had other equity commitments to invest up to $13.1 million in various other investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At March 31, 2008, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $1,062.4 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At March 31, 2008, the fair value of such derivative contracts approximated $93.9 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the FIN 45 definition of a guarantee consistent with our risk management policies.
High Yield Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) as debt securities or loan commitments to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. As of March 31, 2008 we had $6.6 million of high yield loan commitments outstanding.
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
The Capital Markets reportable segment includes our traditional securities brokerage, including the results of our recently reorganized high yield secondary market trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises a number of interrelated divisions. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total

Three months ended March 31, 2008
Net revenues	$211.2	$(10.0)	$201.2
Expenses	340.2	14.3	354.5

Earnings before income taxes and minority interest	$(129.0)	$(24.3)	$(153.3)

Segment assets	$23,434.1	$236.9	$23,671.0

Three months ended March 31, 2007
Net revenues	$401.3	$17.5	$418.8
Expenses	304.2	11.1	315.3

Earnings before income taxes and minority interest	$97.1	$6.4	$103.5

Segment assets	$25,497.9	$197.6	$25,695.5

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	Three months ended:
	March 31,	March 31,
	2008	2007

Americas (1)	$159,251	$372,340
Europe	37,580	44,139
Asia (including Middle East)	4,365	2,330

Net Revenues	$201,196	$418,809

(1)	Substantially all relates to U.S. results.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of goodwill activity for the period ended March 31, 2008 (in thousands of dollars):

Three Months Ended
March 31, 2008
Balance, at December 31, 2007	$344,063
Less: Purchase price adjustment	(169)

Balance, at March 31, 2008	$343,894

The acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended June 30, 2007, the Broadview International LLC contingency for additional consideration was modified and all remaining contingencies have been accrued for as of June 30, 2007. The Quarterdeck Investment Partners, LLC contingency expired on December 31, 2007. During the three month period ended March 31, 2008, we paid approximately $30.3 million in cash related to contingent consideration that had been earned during the current year or prior periods.
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
Dividends per Common Share (declared and paid):

1st Quarter
2008	$0.125
2007	$0.125
Note 19. Variable Interest Entities (“VIEs”)
Jefferies High Yield Holdings
Under the provisions of FIN 46(R) we determined that Jefferies High Yield Holdings and Jefferies Employees Special Opportunities Partners meet the definition of a VIE. We are the primary beneficiary of JHYH, and we and our employees (related parties) are the primary beneficiaries of JESOP. Therefore, we consolidate both JHYH and JESOP. (See footnote 20 for additional discussion of the activities of JHYH and JESOP.)
Managed CLOs
We also own significant variable interests in various managed CLOs for which we are not the primary beneficiary, and therefore, do not consolidate these entities. In aggregate, these variable interest entities have assets approximating $1.3 billion as of March 31, 2008. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in these variable interest entities is $13.9 million at March 31, 2008 and is included in Investments in Managed Funds on our Consolidated Statements of Financial Condition.
Third Party Managed CLO

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We have a significant variable interest in Babson Loan Opportunity CLO, Ltd., a third party managed CLO, for which we are not the primary beneficiary and therefore do not consolidate this entity. This variable interest entity has assets of approximately $576.3 million as of March 31, 2008, consisting primarily of senior secured loans, unsecured loans and high yield bonds. The fair value of our interest in this variable interest entity is $26.7 million ($17.8 million direct interest and $8.9 million indirect interest via Jefferies Finance) at March 31, 2008, in the form of debt securities. The investment in this entity is accounted for at fair value.
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
On April 2, 2007, we reorganized Jefferies High Yield Trading, LLC (“JHYT”) to conduct the secondary market trading activities previously performed by the High Yield division of Jefferies and the High Yield Funds. The activities of JHYT are overseen by our Chief Executive Officer and the same long-standing team previously responsible for these trading activities. JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT is a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).
We and Leucadia National Corporation (“Leucadia”) each have the right to nominate two of a total of four directors to JHYH’s board of directors and each respectively own 50% of the voting securities of JHYH. JHYH provides the opportunity for additional capital investments over time from third party investors through two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”). The term of the arrangement is for six years, with an option to extend. We and Leucadia expected to increase our respective investments in JHYH to $600 million each over time. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. (See Note 22, Subsequent Events, herein for additional discussion of agreements entered into with Leucadia.)
Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that JHYH meets the definition of a variable interest entity. We are the primary beneficiary of JHYH and consolidate JHYH.
Assets of JHYH were $1.2 billion as of March 31, 2008. JHYH’s net revenue and formula-determined non-interest expenses for the three month period ended March 31, 2008 amounted to $(44.9) million and $11.9 million, respectively. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 21. Stock Based Compensation
We sponsor the following non-share based employee incentive plans:
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP for the three-month period ended March 31, 2008 and 2007, respectively.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $4.9 million and $3.9 million, for the three-month period ended March 31, 2008 and 2007, respectively.
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
Directors’ Plan. We also have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each non-employee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our annual shareholders’ meeting. These grants vest three years after the date of grant and are expensed over the requisite service period.
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
Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2008, 2007 and 2006, employees with annual compensation of $200,000 or more were eligible to defer compensation by investing it in our common stock (“DCP shares”), stock options (prior to 2004) or other alternatives on a pre-tax basis. The compensation deferred by our employees is expensed in the period earned. Our common stock can be invested in at a 10% discount through the Deferred Compensation Plan. We recognize additional compensation cost related to this discount. This compensation cost was $0.3 million and $0.2 million for the three-month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there were 4,827,000 DCP shares outstanding under the Plan.
FASB 123R
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of March 31, 2008, there was $448.0 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.7 years.
FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $2.4 million and $30.9 million related to share based compensation in cash flows from financing activities for the three-month periods ended March 31, 2008 and 2007, respectively.
The total compensation cost of all share based awards, including awards under the Deferred Compensation Plan, was $43.3 million and $29.4 million for the three month periods ended March 31, 2008 and 2007, respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following tables detail the activity of restricted stock and restricted stock units:

		Weighted
	Three Months Ended	Average Grant
	March 31, 2008	Date Fair Value
	(Shares in 000s)

Restricted stock
Balance, beginning of year	7,317	$25.34
Grants	7,689	$16.89
Forfeited	(135)	$26.08
Vested	(1,036)	$24.29

Balance, end of period	13,835	$20.72

			Weighted
	Three Months Ended		Average Grant
	March 31, 2008		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required (2)	Required	Required
Restricted stock units
Balance, beginning of year	14,879	17,246	$21.18	$10.18
Grants, includes dividends	3,629	211 (1)	$14.64	$—	(1)
Deferral expiration	—	(643)	$—	$11.69
Forfeited	(167)	(10)	$20.55	$21.52
Vested	(1,037)	1,037	$20.99	$20.99

Balance, end of period	17,304	17,841	$19.83	$10.65

(1)	Represents dividend equivalents on restricted stock units declared during the three month period ending March 31, 2008.

(2)	Represents fully vested restricted stock units which are still subject to transferability restrictions.
The compensation cost associated with restricted stock and restricted stock units amounted to $43.0 million and $29.2 million for the three-month period ended March 31, 2008 and 2007, respectively. The average fair value of the vested awards during the first three months of 2008 was approximately $17.92 per share.
Stock Options
The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option grants during 2008 or 2007. A summary of our stock option activity as of March 31, 2008 and changes during the three-month period then ended is presented below:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

		Weighted-
Dollars and shares in thousands, except per share data		Average
	Options	Exercise Price
Outstanding, December 31, 2007	204	$9.87
Granted	—	—
Exercised	(23)	$5.11
Canceled	—	—

Outstanding, March 31, 2008	181	$10.49

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $0.3 million and $3.0 million, respectively. Cash received from the exercise of stock options during the three-months ended March 31, 2008 and 2007 totaled $0.1 million and $1.7 million, respectively, and the tax benefit realized from stock options exercised during the three-months ended March 31, 2008 and 2007 was $0.1 million and $1.2 million, respectively.
The table below provides additional information related to stock options outstanding at March 31, 2008:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
March 31, 2008	Forfeitures	Exercisable
Number of options	181	181
Weighted-average exercise price	$10.49	$10.49
Aggregate intrinsic value	$1,021	$1,021
Weighted-average remaining contractual term, in years	2.44	2.44
At March 31, 2008, the intrinsic value of vested options was approximately $1.0 million for which tax benefits expected to be recognized in equity upon exercise are approximately $0.4 million.
Note 22. Subsequent Events
On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation (“Leucadia”) of approximately $100 million. In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. As a result of this transaction, stockholders’ equity was increased by approximately $434 million and book value per share and tangible book value per share would have been increased from $13.03 to $13.58 and from $10.44 to $11.42, respectively, at March 31, 2008.
During April 2008, we terminated certain employees as part of evaluating our ongoing business strategy. Terminated employees are to receive cash severance and any unvested stock-based compensation awards were immediately vested pending an employee’s acceptance of the terms of the termination agreements. Accordingly, we will recognize compensation expense of approximately $15 million during the second quarter of 2008 due to these staff reductions.

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
•	the description of our business and risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the SEC on February 29, 2008;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
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
Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most subjective or complex judgments) are our valuation of financial instruments, assessment of goodwill impairment and our use of estimates related to compensation and benefits during the year. For further discussion of these and other significant accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Valuation of Financial Instruments
Financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Unrealized gains or losses are generally recognized in principal transactions in our Consolidated Statements of Earnings.
Fair Value Hierarchy — We adopted FASB 157, Fair Value Measurements (“FASB 157”), as of the beginning of 2007. FASB 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FASB 157 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:
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
The availability of observable inputs can vary for different products. Greater judgment in valuation is required when inputs are less observable or unobservable in the marketplace; thus, the valuation of financial instruments classified in Level 3 of the fair value hierarchy involve the greatest amount of management judgment.
Level 3 assets were $384.3 million and $352.6 million as of March 31, 2008 and December 31, 2007, respectively, and represented approximately 6.7% and 6.1%, respectively, of total assets measured at fair value. Level 3 liabilities were $29.8 million and $21.6 million as of March 31, 2008 and December 31, 2007, respectively, and represented approximately 0.7% and 0.6%, respectively, of total liabilities measured at fair value.
During the quarter ended March 31, 2008, we had net transfers of assets of $40.7 million from Level 2 to Level 3. These reclassifications were primarily related to equity warrants and corporate bonds and auction-rate securities, which are held in connection with our private client services business. The reclassification of these assets from Level 2 to Level 3 was due to a decrease in market price quotations for these instruments such that the inputs for these instruments became less observable and also due to a reduction in recently executed transactions.
During the quarter ended March 31, 2008, we had net transfers of liabilities of $22.4 million from Level 2 to Level 3. These reclassifications were primarily related to equity derivatives and were due to a decrease in market price quotations for these instruments such that the inputs for these instruments became less observable.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
See Note 4, “Financial Instruments,” to the consolidated financial statements for the information regarding classification of our assets and liabilities measured at fair value.
Valuation Process for Financial Instruments —Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the loan and short positions.
The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuations models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.
Cash products - Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quotes prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, commercial loans and loan commitments, private equity and hedge fund investments and distressed debt instruments as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and analysis and market liquidity.
Derivative products — Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, commodity swaps and debt and equity option contracts. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Controls Over Valuation of Financial Instruments — Our Risk Management Department, independent of the trading function, plays an important role in asserting that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. An independent price verification process, separate from the trading process, is in place to ensure that observable market prices and market-based inputs are applied in valuation where possible.
Compensation and Benefits
The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of stock based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, we have generally accrued interim compensation and benefits based on annual targeted compensation ratios, taking into account the guidance contained in FASB 123R regarding the timing of expense recognition for non-retirement-eligible and retirement-eligible employees.
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
Our earnings are subject to fluctuation since many economic factors and market events over which we have little or no control, particularly the overall volume of trading, the volatility and general level of market prices, and the number and size of investment banking transactions, may significantly affect our operations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the three-month period ended March 31, 2008 and 2007 (in thousands of dollars):

	Three Months Ended
	March 31, 2008		March 31, 2007
		% of		% of
		Net		Net
	Amount	Revenues	Amount	Revenues

Equity	$138,193	69%	$173,057	41%
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	33,668	17	46,128	11
High yield (2)	(51,676)	(26)	10,337	3

Total	(18,008)	(9)	56,465	14
Investment banking	99,207	49	170,115	41
Asset management fees and investment income (loss) from managed funds (3):
Asset management fees	6,285	3	9,451	2
Investment income (loss) from managed funds	(34,081)	(17)	13,034	3

Total	(27,796)	(14)	22,485	5
Interest revenue	204,891	102	201,162	48

Total revenues	$396,487	197	$623,284	149
Interest expense	195,291	(97)	204,475	(49)

Net revenues	201,196	100%	418,809	100%

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, convertible and commodities product revenue.

(2)	High yield revenue is comprised of revenue generated by our reorganized high yield secondary market trading activities during the first quarter of 2008 and revenue generated by our pari passu share of high yield revenue during the first quarter of 2007.

(3)	Prior period amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activities.
Consolidated Results of Operations
A net loss of $60.5 million was recorded for the quarter ended March 31, 2008 compared to net income of $62.3 million for the comparable first quarter of 2007. Net revenues (total revenues, net of interest expense) declined 52% to $201.2 million. Non-interest expenses of $354.5 million increased 12% from the first quarter of last year primarily due to increased compensation and benefit costs and technology and communications costs. Diluted loss per share was $0.43 for the quarter ended March 31, 2008 as compared to diluted earnings per share of $0.42 for the first quarter of 2007.
The effective tax rate was 37.8% for the first quarter of 2008 compared with 39.3% for the first quarter of 2007.
In April 2008, we sold 26,585,310 shares of our common stock to Leucadia National Corporation (“Leucadia”) (see Note 22, “Subsequent Events,” to the consolidated financial statements for additional discussion).
At March 31, 2008, we had 2,499 employees globally compared to 2,311 employees at the end of the first quarter of 2007 and 2,568 at December 31, 2007.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues decreased $217.6 million, or 52%, to $201.2 million, compared to $418.8 million for the first quarter of 2007. The decrease was primarily due to a $70.9 million, or 42%, decrease in investment banking revenues, a $34.9 million, or 20%, decrease in equity revenues, a decrease of $74.5 million in fixed income and commodities revenue and a decrease of $50.3 million decrease in asset management fees and investment income (loss) from managed funds, partially offset by an increase in net interest revenues.
Equity Revenues
Equity product revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing and prime brokerage, and execution product revenues. Total equity revenue was $138.2 million, down 20% from the first quarter of 2007 primarily driven by a 54% increase in equity commissions due to strong customer activity in cash and derivative equity products driven by volatility in the global equity markets, which was more than offset by principal transaction losses due to trading volatility and net writedowns in proprietary equity trading positions.
Fixed Income and Commodities Revenue
Fixed income and commodities revenue is primarily comprised of commissions and principal transactions revenue from high yield secondary market, investment grade fixed income, convertible debt and commodities trading activities. Fixed income and commodities revenue (excluding high yield) was $33.7 million, down from revenue of $46.1 million in the first quarter of 2007 primarily attributed to losses on our interests in the New York Mercantile Exchange and certain commodity products due to volatility experienced in commodity markets during the quarter. High yield revenues were a negative $51.7 million for the quarter ended March 31, 2008 compared to high yield revenues of $10.3 million for the comparable period of 2007. Deterioration in the distressed trading markets and lack of market liquidity contributed to writedowns of certain high yield trading securities of approximately $58.5 million during the first quarter of 2008.
Investment Banking Product Revenue

	Quarter Ended
	March 31,	March 31,	Percentage
	2008	2007	Change
	(Dollars in Thousands)
Capital markets	$33,398	$90,300	(63)%
Advisory	65,809	79,815	(18)%

Total	$99,207	$170,115	(42)%

Capital markets revenues, which consist primarily of debt, equity and convertible financing services, were $33.4 million, a decrease of 63% from the first quarter of 2007 reflecting the weak market conditions for both equity and debt underwritings. Revenues from advisory activities, including merger, acquisition and restructuring transactions, decreased 18% from the first quarter of 2007 to $65.8 million due to an overall decline in completed deal volume in the first quarter of 2008 as compared to the first quarter of 2007 in which a relatively robust market for the investment banking advisory sector as a whole existed.
Asset Management Fees and Investment Income (Loss) from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds and investment income (loss) from our investments in these funds. Asset management recorded a loss before income taxes of $27.8 million compared with income before taxes of $22.5 million in the first quarter of 2007. The decrease in asset management revenue was primarily a result of (1) a strong prior period performance from our High Yield

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Funds, which are no longer included in asset management effective April 2, 2007, (2) weaker operating performances from our equity funds and (3) net depreciation in our equity funds and investments in managed CLOs, partially offset by appreciation in our convertible bond asset funds.
Changes in Assets under Management

	Three	Three
	Month	Month
	Period	Period
	Ending	Ending
	March 31,	March 31,	Percent
In millions	2008	2007	Change

Balance, beginning of period	$5,775	$5,282	9%

Net cash flow (out) in	(413)	439
Net market (depreciation) appreciation	(112)	111

	(525)	550

Balance, end of period	$5,250	$5,832	(10%)

The net cash outflow during the first quarter of 2008 is primarily attributable to losses incurred upon redemption of our investments in the Andover Funds and customer redemptions from our convertible bond asset funds.
Net Interest
Interest income increased $3.7 million for the first quarter of 2008 as compared to the first quarter of 2007 primarily as a result of an increased activity in securities purchased under agreements to resell and increased activity in interest-bearing trading products, partially offset by the overall decline in market interest rates across all products. Interest expense decreased by $9.2 million for the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the overall decline in market interest rates, offset by an increase in interest expense due to the issuance of $600 million of senior unsecured debentures in June 2007.
Compensation and Benefits
Compensation and benefits for the first quarter of 2008 increased 14% to $260.0 million as compared with the first quarter of 2007 partially attributed to additional compensation expense incurred related to employee terminations in 2008, the amortization of stock-based compensation awards and overall increased global employee headcount. The ratio of compensation to net revenues was approximately 129% for the first quarter of 2008 as compared to 54% for the first quarter of 2007. Average employee headcount increased 10% from 2,265 during the first quarter of 2007 to 2,486 during the first quarter of 2008. The growth in headcount is primarily due to increased business activities and growth initiatives, both domestically and internationally.
Non-Personnel Expenses
Non-personnel expenses were $94.5 million for the first quarter of 2008 versus $87.7 million for the first quarter of 2007 or 47% of net revenues for the first quarter of 2008 versus 21% of net revenues for the first quarter of 2007. The increase in non-personnel expenses is consistent with our increase in headcount combined with increased technology and communications costs to support the expansion of the London and New York offices and growing business, partially offset by a reduction in floor brokerage and clearing fees in 2008 from 2007 due to the change in certain clearing arrangements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
(Loss)/Earnings before Income Taxes and Minority Interest
(Loss)/earnings before income taxes and minority interest was $(153.3) million down from earnings before income taxes and minority interest of $103.5 million for the first quarter of 2007.
Minority Interest
Minority interest in (loss)/earnings of consolidated subsidiaries was $(34.8) million for the quarter ended March 31, 2008 compared to minority interest in earnings of consolidated subsidiaries of $0.6 million for the first quarter of 2007. The decrease is primarily due to the net loss for the third quarter of 2007 recorded by Jefferies High Yield Holdings, LLC, which is consolidated by us.
Earnings per Share
Diluted net (loss) per share was $(0.43) for the first quarter of 2008 on 141,784,000 shares compared to diluted net earnings per share of $0.42 in the first quarter of 2007 on 152,058,000 shares. The diluted (loss) earnings per share calculation for the first quarter of 2008 and 2007 includes an addition to net (loss) earnings for convertible preferred stock dividends of $0.0 million and $1.0 million, respectively. Convertible preferred stock dividends were not included in the calculation of diluted (loss) per share for the first quarter of 2008 due to their anti-dilutive effect on loss per share.
Basic net (loss) per share was $(0.43) for the first quarter of 2008 on 141,784,000 shares compared to basic earnings per share of $0.44 in the first quarter of 2007 on 140,897,000 shares.

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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	March 31, 2008	December 31, 2007
Cash and cash equivalents:
Cash in banks	$98,336	$248,174
Money market investments	354,495	649,698

Total cash and cash equivalents	452,831	897,872
Cash and securities segregated (1)	1,156,630	659,219

	$1,609,461	$1,557,091

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of March 31, 2008 and December 31, 2007. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $17.1 million and $280.4 of outstanding unsecured bank loans as of March 31, 2008 and December 31, 2007, respectively. Average daily bank loans for the quarter ended March 31, 2008 and the year ended December 31, 2007 were $189.8 million and $267.1 million, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with various banks for financing of up to $1,201.5 million, including $913.0 million of bank loans and $288.5 million of letters of credit. Of the $1,201.5 million of uncommitted lines of credit, $791.5 million is unsecured and $410.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
Liquidity Management Policies
The primary goal of our liquidity management activities is to ensure adequate funding over a range of market environments. The key objectives of the liquidity management framework are to support the successful execution of our business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial distress. Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material franchise or business impact.
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher haircuts on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and principal investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., stressed haircuts) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $1,730.3 million, preferred stock of $125.0 million and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $1,764.5 million comprise our total capital of $3,619.8 million as of March 31, 2008, which exceeded cash capital requirements.
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets decreased $6,122.8 million, or 21%, from $29,793.8 million at December 31, 2007 to $23,671.0 million at March 31, 2008 primarily due to decreased securities borrowed and repo activity. Our financial instruments owned, including securities pledged to creditors, decreased $83.2 million, while our financial instruments sold, not yet purchased increased $732.7 million. Our securities borrowed and securities purchased under agreements to resell decreased $6,283.1 million, while our securities loaned and securities sold under agreements to repurchase decreased $6,487.5 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	March 31, 2008	December 31, 2007

Stockholders’ equity	$1,730,271	$1,761,544
Less: Goodwill	(343,894)	(344,063)

Tangible stockholders’ equity	$1,386,377	$1,417,481

Stockholders’ equity	$1,730,271	$1,761,544
Add: Projected tax benefit on vested portion of restricted stock	8,746	84,729

Pro forma stockholders’ equity	$1,739,017	$1,846,273

Tangible stockholders’ equity	$1,386,377	$1,417,481
Add: Projected tax benefit on vested portion of restricted stock	8,746	84,729

Pro forma tangible stockholders’ equity	$1,395,123	$1,502,210

Shares outstanding	132,761,882	124,453,174
Add: Shares not issued, to the extent of related expense amortization	21,282,479	22,577,007

Less: Shares issued, to the extent related expense has not been amortized	(10,366,564)	(4,439,790)

Adjusted shares outstanding	143,677,797	142,590,391

Book value per share (1)	$13.03	$14.15

Pro forma book value per share (2)	$12.10	$12.95

Tangible book value per share (3)	$10.44	$11.39

Pro forma tangible book value per share (4)	$9.71	$10.54

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
Tangible stockholders’ equity, pro forma book value per share, tangible book value per share and pro forma tangible book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets. We calculate pro forma book value per share as stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We calculate pro forma tangible book value per share by dividing tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We consider these ratios as meaningful measurements of our financial condition and believe they provide investors with additional metrics to comparatively assess the value of our stock against market expectations, which we believe factor in these dilutive effects.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long-term capital of $3.6 billion and $3.7 billion resulting in a long-term debt to total capital ratio of 49% and 48%, respectively. Our total capital base as of March 31, 2008 and December 31, 2007 was as follows (in thousands):

	March 31,	December 31,
	2008	2007

Long-Term Debt	$1,764,498	$1,764,067
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	1,730,271	1,761,544

Total Capital	$3,619,769	$3,650,611

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $791.5 million of uncommitted unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $600 million senior unsecured debt issuance in June 2007.
At March 31, 2008, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.4 million, $346.3 million, $348.5 million, $248.5 million and $328.9 million due in 2036, 2027, 2016, 2014 and 2012, respectively. At March 31, 2008, contractual interest payment obligations related to our senior long-term debt are $113.0 million for each of the years 2008 through 2011, $93.0 million for 2012 and $1,128.9 million for all of the remaining periods after 2012.
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
Our long-term debt ratings as of May 9, 2008 are as follows:

Rating

Moody’s Investors Services	Baa1
Standard and Poor’s	BBB+
Fitch Ratings	BBB
In April 2008, we sold 26,585,310 shares of our common stock to Leucadia National Corporation (“Leucadia”) (see Note 22, “Subsequent Events,” to the consolidated financial statements for additional discussion).
Net Capital

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.
As of March 31, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$638,503	$613,395
Jefferies Execution	$32,735	$32,485
Jefferies High Yield Trading	$572,662	$572,412
Guarantees
As of March 31, 2008, we had outstanding guarantees of $20.0 million relating to an undrawn bank credit obligation of an associated investment fund in which we have an interest. In addition, we guarantee up to an aggregate of approximately $36.0 million in bank loans committed to an employee parallel fund of Jefferies Capital Partners IV L.P. (“Fund IV”).
We have guaranteed the performance of JIL and JFP to their trading counterparties and various banks and other entities, which provide clearing and credit services to JIL and JFP. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $5.0 million) to Jefferies (Japan) Limited. In addition, as of March 31, 2008, we had commitments to invest up to $481.9 million in various investments, including $195.0 million in Jefferies Finance LLC, $23.8 million in Fund IV, $250.0 million in JHYH and $13.1 million in other investments.
In the normal course of business, we engage in a variety of off-balance sheet arrangements, which meet the definition of a guarantee under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and may require future payments. For additional information on these guarantees and off-balance sheet arrangements, see Note 15 “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.
Leverage Ratios

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Total assets	$23,671,005	$29,793,817
Deduct: Securities borrowed	(11,679,630)	(16,422,130)
Securities purchased under agreements to resell	(1,831,675)	(3,372,294)
Add: Financial instruments sold, not yet purchased	4,067,338	3,334,678
Less derivative liabilities	(440,958)	(331,788)

Subtotal	3,626,380	3,002,890
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,156,630)	(659,219)
Goodwill	(343,894)	(344,063)

Adjusted assets	12,285,556	11,999,001

Total stockholders’ equity	$1,730,271	$1,761,544
Deduct: Goodwill	(343,894)	(344,063)

Tangible stockholders’ equity	1,386,377	1,417,481

Leverage ratio (1)	13.7	16.9

Adjusted leverage ratio (2)	8.9	8.5

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We use a number of quantitative tools to manage our exposure to market risk. These tools include:
•	inventory position and exposure limits, on a gross and net basis;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	risk limits based on a summary measure of risk exposure referred to as Value-at-Risk (“VaR”).
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

	Daily VaR (1)
	(in millions)
	Value-at-Risk in trading portfolios
	VaR at			Average VaR Three Months Ended
Risk Categories	3/31/08	12/31/07	9/30/07	3/31/08	12/31/07	9/30/07

Interest Rates	$1.71	$1.70	$1.48	$1.54	$1.55	$1.78
Equity Prices	$6.10	$16.73	$10.37	$7.87	$10.28	$8.34
Currency Rates	$0.76	$0.47	$0.46	$0.58	$0.53	$0.47
Commodity Prices	$2.32	$2.07	$1.20	$1.51	$1.46	$1.29
Diversification Effect (2)	$(4.66)	$(7.24)	$(3.39)	$(3.87)	$(4.31)	$(4.03)

Firmwide	$6.23	$13.73	$10.12	$7.63	$9.51	$7.85

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily VaR (1)
(in millions)

	Value-At-Risk Highs and Lows for Three Months Ended
	03/31/08		12/31/07		09/30/07
Risk Categories	High	Low	High	Low	High	Low

Interest Rates	$1.90	$1.13	$2.24	$1.19	$2.24	$1.37
Equity Prices	$16.23	$3.40	$17.01	$5.82	$12.40	$6.59
Currency Rates	$0.80	$0.42	$1.06	$0.21	$0.54	$0.30
Commodity Prices	$2.93	$0.65	$2.36	$0.60	$2.36	$0.78

Firmwide	$14.21	$4.03	$14.02	$5.45	$11.35	$5.95

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.
Average VaR of $7.63 million during the first quarter of 2008 decreased from the $9.51 million average during the fourth quarter of 2007 due mainly to a decrease in exposure to equity prices.
The following table presents our daily VaR over the last four quarters:
Daily VaR Trend

JEFFERIES GROUP, INC. AND SUBSIDIARIES
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated five outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the first quarter of 2008. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the first quarter of 2008.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “First Quarter 2008 vs. First Quarter 2007 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on February 29, 2008. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number of		Part of Publicly	Yet Be Purchased
	Shares Purchased	(b) Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs(2)(3)	Programs
January 1 — January 31, 2008	313,825	18.51	4,400	16,076,978
February 1 — February 29, 2008	26,286	18.24	3,400	16,073,578
March 1 — March 31, 2008	1,492	26.34	—	16,073,578

Total	341,603	18.52	7,800

(1)	We repurchased an aggregate of 333,803 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

(3)	On January 23, 2008, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an additional 15,000,000 shares of our common stock

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10*	Summary of the 2008 Executive Compensation Total Direct Pay Program for Messrs. Handler, Friedman, Broadbent and Feller.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: May 9, 2008	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)