Form 10-Q
period 2008-06-30
JEFFERIES GROUP INC /DE/
filed 2008-08-11
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 162,269,107 shares as of the close of business August 6, 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$1,073,196	$897,872
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,336,826	659,219
Financial instruments owned, including securities pledged to creditors of $863,292 and $1,087,906 in 2008 and 2007, respectively:
Corporate equity securities	1,852,260	2,266,679
Corporate debt securities	2,179,172	2,162,893
U.S. Government and agency obligations	245,395	730,921
Mortgage- and asset-backed securities	1,082,113	26,895
Loans	5,144	¯
Derivatives	309,861	501,502
Investments at fair value	90,111	104,199
Other	309	2,889

Total financial instruments owned	5,764,365	5,795,978
Investments in managed funds	104,841	293,523
Other investments	104,365	78,715
Securities borrowed	9,731,455	16,422,130
Securities purchased under agreements to resell	4,661,564	3,372,294
Receivable from brokers, dealers and clearing organizations	565,953	508,926
Receivable from customers	791,943	764,833
Premises and equipment	147,508	141,472
Goodwill	352,442	344,063
Other assets	585,378	514,792

Total assets	$25,219,836	$29,793,817

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$16,010	$280,378
Financial instruments sold, not yet purchased:
Corporate equity securities	1,628,814	1,389,099
Corporate debt securities	1,557,621	1,407,387
U.S. Government and agency obligations	411,297	206,090
Derivatives	291,464	331,788
Other	563	314

Total financial instruments sold, not yet purchased	3,889,759	3,334,678
Securities loaned	5,697,699	7,681,464
Securities sold under agreements to repurchase	7,769,172	11,325,562
Payable to brokers, dealers and clearing organizations	822,476	874,028
Payable to customers	1,797,199	1,415,803
Accrued expenses and other liabilities	552,226	627,597

	20,544,541	25,539,510
Long-term debt	1,764,440	1,764,067
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	580,904	603,696

Total liabilities	23,014,885	28,032,273

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 167,827,972 shares in 2008 and 155,375,808 shares in 2007	17	16
Additional paid-in capital	1,381,128	1,115,011
Retained earnings	893,655	1,031,764
Less:
Treasury stock, at cost, 5,706,578 shares in 2008 and 30,922,634 shares in 2007	(80,933)	(394,406)
Accumulated other comprehensive gain:
Currency translation adjustments	12,911	10,986
Additional minimum pension liability	(1,827)	(1,827)

Total accumulated other comprehensive income	11,084	9,159

Total stockholders’ equity	2,204,951	1,761,544

Total liabilities and stockholders’ equity	$25,219,836	$29,793,817

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share and ratio amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Commissions	$102,521	$83,094	$216,172	$160,126
Principal transactions	141,679	129,030	141,733	273,479
Investment banking	109,372	223,093	208,579	393,208
Asset management fees and investment income (loss) from managed funds	13,479	13,384	(14,317)	35,869
Interest	210,540	310,739	415,431	511,901
Other	6,434	7,005	12,914	15,046

Total revenues	584,025	766,345	980,512	1,389,629
Interest expense	191,943	300,885	387,234	505,360

Revenues, net of interest expense	392,082	465,460	593,278	884,269

Non-interest expenses:
Compensation and benefits	277,514	251,602	537,465	479,268
Floor brokerage and clearing fees	18,588	16,527	31,536	31,109
Technology and communications	29,478	23,703	60,394	45,860
Occupancy and equipment rental	20,436	17,864	37,693	36,035
Business development	10,978	12,080	23,878	25,189
Other	20,617	15,293	41,098	34,924

Total non-interest expenses	377,611	337,069	732,064	652,385

Earnings (loss) before income taxes and minority interest	14,471	128,391	(138,786)	231,884
Income taxes	4,016	45,046	(53,876)	85,704

Earnings (loss) before minority interest	10,455	83,345	(84,910)	146,180
Minority interest in earnings (loss) of consolidated subsidiaries, net	14,840	15,510	(19,988)	16,086

Net (loss) earnings	$(4,385)	$67,835	$(64,922)	$130,094

(Loss) earnings per share:
Basic	$(0.03)	$0.48	$(0.42)	$0.92
Diluted	$(0.03)	$0.45	$(0.42)	$0.86
Weighted average shares:
Basic	165,694	142,092	153,739	141,498
Diluted	165,694	154,301	153,739	153,183
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Six months
	ended	Year ended
	June 30, 2008	December 31, 2007

Common stock, par value $0.0001 per share
Balance, beginning of period	$16	$14
Issued / stock dividend	1	2

Balance, end of period	17	16

Additional paid in capital
Balance, beginning of period	1,115,011	876,393
Benefit plan share activity (1)	29,793	38,053
Share-based amortization expense	101,403	144,382
Proceeds from exercise of stock options	679	5,233
Acquisitions and contingent consideration	5,647	9,240
Tax benefits for issuance of stock-based awards	4,082	41,710
Issuance of treasury stock	90,160	—
Dividend equivalents on restricted stock units	34,353	—

Balance, end of period	1,381,128	1,115,011

Retained earnings
Balance, beginning of period	1,031,764	952,263
Cumulative effect of adjustment from adoption of FIN 48	—	(410)
Net (loss) earnings	(64,922)	144,665
Dividends and dividend equivalents	(73,187)	(64,754)

Balance, end of period	893,655	1,031,764

Treasury stock, at cost
Balance, beginning of period	(394,406)	(254,437)
Purchases	(9,660)	(147,809)
Returns / forfeitures	(20,286)	(7,785)
Issued	343,419	15,625

Balance, end of period	(80,933)	(394,406)

Accumulated other comprehensive income (loss)
Balance, beginning of period	9,159	6,854
Currency adjustment, net of tax	1,925	1,222
Pension adjustment, net of tax	—	1,083

Balance, end of period	11,084	9,159

Total stockholders’ equity	$2,204,951	$1,761,544

Comprehensive income
Net (loss) earnings	$(64,922)	$144,665
Other comprehensive income, net of tax	1,925	2,305

Total comprehensive income	$(62,997)	$146,970

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Director Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(64,922)	$130,094

Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	16,270	13,173
Accruals related to various benefit plans, stock issuances, net of forfeitures	110,911	95,374
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(677,434)	(248,279)
Minority interest	(19,988)	16,086
Decrease (increase) in receivables:
Securities borrowed	6,690,869	(9,967,303)
Brokers, dealers and clearing organizations	(49,082)	(632,768)
Customers	(27,534)	(113,390)
Decrease (increase) in financial instruments owned	72,716	(1,712,018)
Increase in other investments	(25,650)	(19,602)
Decrease (increase) in investments in managed funds	136,008	(13,216)
Increase in securities purchased under agreements to resell	(1,289,270)	(1,479,517)
Increase in other assets	(57,886)	(38,559)
(Decrease) increase in payables:
Securities loaned	(1,983,765)	3,110,333
Brokers, dealers and clearing organizations	(51,725)	624,170
Customers	381,374	4,678
Increase in financial instruments sold, not yet purchased	554,413	1,136,303
(Decrease) increase in securities sold under agreements to repurchase	(3,556,390)	8,465,137
Decrease in accrued expenses and other liabilities	(48,066)	(59,865)

Net cash provided by (used in) operating activities	110,849	(689,169)

Cash flows from investing activities:
Cash paid for contingent consideration	(33,995)	(25,720)
Business acquisitions, net of cash received	—	(17,185)
Purchase of premises and equipment	(21,816)	(30,409)

Net cash used in investing activities	(55,811)	(73,314)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from financing activities
Tax benefit from the issuance of share based awards	4,082	36,167
Proceeds from reorganization of high yield secondary market trading	—	354,256
Redemption of capital units related to our reorganization of high yield secondary market trading	—	(25,780)
Net proceeds from (payments on):
Equity financing	433,579	—
Bank loans	(264,268)	63,801
Issuance of senior notes	—	593,176
Minority interest holders of consolidated subsidiaries related to high yield secondary market trading	(5,700)	—
Minority interest holders of consolidated subsidiaries related to asset management activities	(10)	525
Repurchase of treasury stock	(9,660)	(32,720)
Dividends	(38,834)	(32,624)
Exercise of stock options, not including tax benefits	679	2,391

Net cash provided by financing activities	119,868	959,192

Effect of foreign currency translation on cash and cash equivalents	418	(89)

Net increase in cash and cash equivalents	175,324	196,620

Cash and cash equivalents — beginning of period	897,872	513,041

Cash and cash equivalents — end of period	$1,073,196	$709,661

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$394,688	$485,991
Income taxes	$(28,733)	$27,112
Non-cash proceeds from reorganization of high yield secondary market trading	$—	$230,169
On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation (“Leucadia”) of approximately $100 million. In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. During the second quarter, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary,” including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.
On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation (“Leucadia”) of approximately $100 million. In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. During the second quarter, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.
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
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $10.7 million and $8.9 million for the three month period ended June 30, 2008 and 2007, respectively, and $20.3 million and $16.6 million for the six month period ended June 30, 2008 and 2007, respectively. We account for the cost of these arrangements on an accrual basis. Our accounting policy for commission revenues incoporates the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with unrealized gains and losses reflected in principal transactions in the Consolidated Statements of Earnings on a trade date basis, except for unrealized gains and losses on financial instruments held by consolidated asset management entities, which are presented in asset management fees and investment income (loss) from managed funds.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $4.3 million and $3.6 million for the three month period ended June 30, 2008 and 2007, respectively, and totaled approximately $7.6 million and $5.8 million, for the six month period ended June 30, 2008 and 2007, respectively.
Asset Management Fees and Investment Income (Loss) From Managed Funds. Asset management fees and investment income (loss) from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds and investment income (loss) from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending net asset value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

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
Financial Instruments Owned and Financial Instruments Sold, not yet Purchased and Fair Value
Financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value, either through the fair value option election or as required by other accounting pronouncements. These instruments primarily represent our trading activities and include both cash and derivative products. Realized and unrealized gains or losses are recognized in principal transactions in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quotes prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds and agency and non-agency mortgage-backed securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, commercial loans and loan commitments, private equity and hedge fund investments, distressed debt instruments and Alt-A and subprime non-agency mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and analysis and market liquidity as well as prepayment assumptions for mortgage-backed securities.
Derivative products — Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, commodity swaps, debt and equity option contracts and to-be-announced (“TBA”) securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include loan commitments and equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.
Investments in Managed Funds
Investments in managed funds include our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for on the equity method. Gains or losses on our investments in managed funds are included in asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.
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
Goodwill
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value, calculated based on earnings and book value multiples, of each reporting unit with its estimated net book value, by estimating the amount of stockholders’ equity required to support each reporting unit. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. As of June 30, 2008, no impairment has been identified.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Income Taxes
We file a consolidated U.S. Federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation, deferred compensation, unrealized gains and losses on investments and tax amortization on intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. Tax credits are recorded as a reduction of income taxes when realized.
We adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), as of January 1, 2008. EITF 06-11 requires that the tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options should be recognized as an increase to additional paid in capital. Prior to EITF 06-11, such income tax benefit was recognized as a reduction of income tax expense. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statement of Changes in Stockholders’ Equity.
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
Share-Based Compensation
We account for share-based compensation under the guidance of FASB 123R, Share-Based Payment (“FASB 123R”). Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Expected forfeitures are included in determining share-based compensation expense.
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
SOP No. 07-1 and FSP FIN No. 46R-7. In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the scope of when an entity may apply the provisions of the AICPA Audit and Accounting Guide, Investment Companies (“the Guide”). SOP 07-1 also provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company, and includes certain disclosure requirements. In May 2007, the FASB issued FSP FIN No. 46R-7, Application of FIN 46R to Investment Companies (“FSP FIN 46R-7”). FSP FIN 46R-7 amends FIN 46R to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised Guide under SOP 07-1. FSP FIN 46R-7 is effective upon the adoption of SOP 07-1. In November, the FASB issued a proposed FSP SOP No. 07-1-a, The Effective Date of AICPA Statement of Position 07-1, which proposes to indefinitely defer the effective date for SOP 07-1 and, consequently, FSP FIN 46R-7.
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
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB 128, Earnings per Share. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 31, 2008. All prior-period EPS data presented will be adjusted retrospectively. We are currently evaluating the impact of FSP EITF 03-6-1 on our presentation of earnings per share.
FSP APB 14-1. In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 31, 2008. We are currently evaluating the impact of FSP APB 14-1 on our financial condition and results of operations.
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
Note 2. Cash, Cash Equivalents and Short-Term Investments

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of June 30, 2008 and December 31, 2007 (in thousands of dollars):

	June 30, 2008	December 31, 2007

Cash and cash equivalents:
Cash in banks	$469,104	$248,174
Money market investments	604,092	649,698

Total cash and cash equivalents	1,073,196	897,872
Cash and securities segregated (1)	1,336,826	659,219

	$2,410,022	$1,557,091

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
Note 3. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of June 30, 2008 and December 31, 2007 (in thousands of dollars):

	June 30, 2008		December 31, 2007
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$1,852,260	$1,628,814	$2,266,679	$1,389,099
Corporate debt securities	2,179,172	1,557,621	2,162,893	1,407,387
U.S. Government and agency obligations	245,395	411,297	730,921	206,090
Mortgage- and asset-backed securities	1,082,113	—	26,895	—
Loans	5,144	—	—	—
Derivatives	309,861	291,464	501,502	331,788
Investments at fair value	90,111	—	104,199	—
Other	309	563	2,889	314

	$5,764,365	$3,889,759	$5,795,978	$3,334,678

We elected to apply the fair value option on loans and loan commitments made in connection with our investment banking activities and certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. Loans and investments at fair value are included in financial instruments owned and loan commitments are included in financial instruments sold, not yet purchased — derivatives on the Consolidated Statement of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of June 30, 2008 and December 31, 2007 (in thousands of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
dollars):

	June 30, 2008	December 31, 2007

Corporate equity securities	$767,431	$985,783
Corporate debt securities	95,861	102,123

	$863,292	$1,087,906

At June 30, 2008 and December 31, 2007, the approximate fair value of collateral received by us that may be sold or repledged by us was $14.4 billion and $19.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At June 30, 2008 and December 31, 2007, a substantial portion of this collateral received by us had been sold or repledged.
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of June 30, 2008 and December 31, 2007 by level within the fair value hierarchy (in thousands of dollars):

	As of June 30, 2008
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$1,630,456	$3,328,087	$400,706	$—	$5,359,249
Loans	—	—	5,144	—	5,144
Derivative instruments	963,027	324,514	727	(978,407)	309,861
Investments at fair value	—	—	90,111	—	90,111

Total financial instruments owned	2,593,483	3,652,601	496,688	(978,407)	5,764,365
Level 3 assets for which the firm does not bear economic exposure (1)			(154,094)

Level 3 assets for which the firm bears economic exposure			342,594

Liabilities:
Financial instruments sold, not yet purchased:
Securities	1,716,072	1,834,419	47,804	—	3,598,295
Derivative instruments	434,499	2,042,180	33,921	(2,219,136)	291,464

Total financial instruments sold, not yet purchased	2,150,571	3,876,599	81,725	(2,219,136)	3,889,759

(1)	Consists of Level 3 assets which are attributable to minority investors or attributable to employee interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2007
				Counterparty and
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$2,122,640	$2,819,240	$248,397	$—	$5,190,277
Derivative instruments	763,529	118,905	—	(380,932)	501,502
Investments at fair value	—	—	104,199	—	104,199

Total financial instruments owned	2,886,169	2,938,145	352,596	(380,932)	5,795,978
Level 3 assets for which the firm does not bear economic exposure (1)			(106,106)

Level 3 assets for which the firm bears economic exposure			246,490

Liabilities:
Financial instruments sold, not yet purchased:
Securities	1,425,789	1,568,398	8,703	—	3,002,890
Derivative instruments	532,895	642,507	12,929	(856,543)	331,788

Total financial instruments sold, not yet purchased	1,958,684	2,210,905	21,632	(856,543)	3,334,678

(1)	Consists of Level 3 assets which are attributable to minority investors or attributable to employee interests in certain consolidated entities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended June 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended June 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments—	instruments—	instruments—	instruments—
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, March 31, 2008	$288,956	$(6,583)	$—	$(23,256)	$95,332
Total gains/ (losses) (realized and unrealized) (1)	11,164	340	184	(7,516)	863
Purchases, sales, settlements, and Issuances	98,219	(41,815)	—	(3,149)	(6,084)
Net transfers in and/or (out) of Level 3	7,511	252	543	—	—

Balance, June 30, 2008	$405,850	$(47,804)	$727	$(33,921)	$90,111

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2008 (1)	$15,760	$9	$184	$(8,981)	863

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended June 30, 2007
	Non-derivative	Non-derivative
	instruments—	instruments—
	Assets	Liabilities	Investments
Balance, March 31, 2007	$160,377	$—	$97,653
Total gains/ (losses) (realized and unrealized) (1)	260	—	3,307
Purchases, sales, settlements, and Issuances	77,055	(1,318)	(8,037)
Net transfers in and/or out of Level 3	15,003	(1,517)	—

Balance, June 30, 2007	$252,695	$(2,835)	$92,923

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2007 (1)	$(17,744)	$—	$3,307

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the six months ended June 30, 2008 and 2007 (in thousands of dollars):

	Six Months Ended June 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments—	instruments—	instruments—	instruments—
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, December 31, 2007	$248,397	$(8,703)	$—	$(12,929)	$104,199
Total gains/ (losses) (realized and unrealized) (1)	(10,389)	342	184	(7,211)	(4,676)
Purchases, sales, settlements, and Issuances	119,637	(39,695)	—	8,577	(9,412)
Net transfers in and/or (out) of Level 3	48,205	252	543	(22,358)	—

Balance, June 30, 2008	$405,850	$(47,804)	$727	$(33,921)	$90,111

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2008 (1)	$42,756	$9	$294	$(8,413)	(4,677)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Six Months Ended June 30, 2007
	Non-derivative	Non-derivative
	instruments—	instruments—
	Assets	Liabilities	Investments

Balance, December 31, 2006	$205,278	$—	$97,289
Total gains/ (losses) (realized and unrealized) (1)	(2,783)	—	8,661
Purchases, sales, settlements, and Issuances	49,633	(1,318)	(13,027)
Net transfers in and/or out of Level 3	567	(1,517)	—

Balance, June 30, 2007	$252,695	$(2,835)	$92,923

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2007 (1)	$(21,364)	$—	$8,661

(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.
Note 4. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of June 30, 2008 and December 31, 2007. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $16.0 million and $280.4 of outstanding unsecured bank loans as of June 30, 2008 and December 31, 2007, respectively. Average daily bank loans for the six month period ended June 30, 2008 and the year ended December 31, 2007 were $157.8 million and $267.1 million, respectively.
Note 5. Long-Term Debt
The following summarizes long-term debt outstanding at June 30, 2008 and December 31, 2007 (in thousands of dollars):

	June 30, 2008	December 31, 2007

7.75% Senior Notes, due 2012, net of unamortized discount of $4,003 (2008)	$328,660	328,594
5.875% Senior Notes, due 2014, net of unamortized discount of $1,485 (2008)	248,515	248,402
5.5% Senior Notes, due 2016, net of unamortized discount of $1,408 (2008)	348,592	348,501
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,711 (2008)	346,289	346,236
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,616 (2008)	492,384	492,334

	$1,764,440	$1,764,067

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
Note 6. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of June 30, 2008, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 7. Income Taxes
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of adoption, we recognized a $0.4 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statement of Financial Condition. As of June 30, 2008 and December 31, 2007, we had approximately $12.6 million and $8.8 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.2 million and $5.7 million (net of federal benefit of state issues) at June 30, 2008 and December 31, 2007, respectively.
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
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of June 30, 2008 and December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.4 million and $1.4 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 8. Benefit Plans
The following summarizes the net periodic pension cost for the three-month and six-month periods ended June 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net pension cost included the following components:
Service cost (1)	$69	$69	$138	$138
Interest cost on projected benefit obligation	595	590	1,189	1,180
Expected return on plan assets	(731)	(628)	(1,462)	(1,256)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	—	141	—	282

Net periodic pension (income) cost	$(67)	$172	$(135)	$344

(1)	Service costs relates to administrative expenses incurred during the three and six month periods.
We did not contribute to our pension plan during the six months ended June 30, 2008. We anticipate contributing approximately $2.0 million during the remainder of 2008. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.
Note 9. Minority Interest
Under FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”), certain minority interests in consolidated entities may meet the definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the entity, net of estimated liquidation costs. Our consolidated financial statements include certain minority interests that meet the definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”). The mandatorily redeemable minority interests are entitled to a pro rata share of the profits and losses of JHYH, as set forth in JHYH’s organization agreements, and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. A certain portion of these mandatorily redeemable minority interests represents investments from Jefferies Special Opportunities Partners (“JSOP”) and Jefferies Employees Special Opportunities Partners (“JESOP”), and are eliminated in consolidation as JSOP and JESOP are included within our consolidated group. The carrying amount of the mandatorily redeemable minority interests, after consolidation, was approximately $338.1 million at June 30, 2008.
Minority interest also includes the minority equity holders’ proportionate share of the equity of JSOP and JESOP. At June 30, 2008, minority interest related to JSOP and JESOP was approximately $202.7 million and $26.1 million, respectively.
At June 30, 2008, we had other minority interests of approximately $14.0 million primarily related to our consolidated asset management entities.
Note 10. Earnings Per Share

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net (loss)/ earnings	$(4,385)	$67,835	$(64,922)	$130,094
Add: Convertible preferred stock dividends	—	1,016	—	2,032

Net earnings for diluted earnings per share	$(4,385)	$68,851	$(64,922)	$132,126

Shares:
Average shares used in basic computation	165,694	142,092	153,739	141,498
Unvested restricted stock / restricted stock units	—	7,577	—	7,017
Stock options	—	568	—	608
Convertible preferred stock	—	4,064	—	4,060

Average shares used in diluted computation	165,694	154,301	153,739	153,183

(Loss)/ earnings per share:
Basic	$(0.03)	$0.48	$(0.42)	$0.92
Diluted	$(0.03)	$0.45	$(0.42)	$0.86
As a result of the net loss that was recorded in the three month and six month periods ended June 30, 2008, our diluted share count for those periods does not assume the dilutive effects of unvested restricted stock and restricted stock units, the exercise of stock options or the conversion of our mandatorily redeemable convertible preferred stock as this would result in an antidilutive per-share amount. Therefore, our diluted shares equal our basic shares for the three month and six month periods ended June 30, 2008.
Note 11. Derivative Financial Instruments
Off-Balance Sheet Risk
We have contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
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
JFP maintains credit intermediation facilities with highly rated European banks (the “Banks”),which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Banks. The Banks simultaneously enters into offsetting transactions with JFP and receives a fee from JFP for providing credit support. In certain cases, JFP is responsible to the Banks for the performance of JFP’s customers.
The following table presents the fair value of derivatives at June 30, 2008 and December 31, 2007. The fair value of assets/liabilities related to derivative contracts at June 30, 2008 and December 31, 2007 represent our receivable/payable for derivative financial instruments, gross of related collateral received and pledged:

	June 30, 2008		December 31, 2007
(in thousands)	Assets	Liabilities	Assets	Liabilities

Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Exchange traded futures	$12,196	$22,101	$162,723	$4,712
Swaps (1)	88,205	1,097,221	2,424	417,020
Option contracts (1)	288,427	433,268	355,119	404,525
Forward contracts	7,638	5,830	3,348	3,254

Total	$396,466	$1,558,420	$523,614	$829,511

(1)	Option and swap contracts in the table above are gross of collateral received and/ or collateral pledged. Option and swap contracts are recorded net of collateral received and/ or collateral pledged on the Consolidated Statements of Financial Condition. At June 30, 2008, collateral received and collateral pledged were $86.6 million and $1,266.9 million, respectively. At December 31, 2007, collateral received and collateral pledged were $22.1 million and $497.7 million, respectively
The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of June 30, 2008 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative assets
				Cross-
	0 — 12	1 — 5	5 — 10	Maturity
	Months	Years	Years	Netting	Total

Commodity swaps	$18,833	$—	$—	$—	$18,833
Commodity options	5,082	30,135	—	—	35,217
Credit default swaps	—	1,374	—	—	1,374
Total return swaps	631	67,367	—	—	67,998
Forward contracts	7,638	2,070	—	(2,070)	7,638

Total	$32,184	$100,946	$—	$(2,070)	$131,060

	OTC derivative Liabilities
				Cross-
	0 — 12	1 — 5	5 — 10	Maturity
	Months	Years	Years	Netting	Total

Commodity swaps	$1,067,243	$3,192	$—	$—	$1,070,435
Commodity options	55,389	145,171	—	—	200,560
Equity options	4,530	51	33,197	—	37,778
Loan commitments	724	—	—	—	724
Credit default swaps	275	146	—	—	421
Total return swaps	26,365	—	—	—	26,365
Forward contracts	7,900	—	—	(2,070)	5,830

Total	$1,162,426	$148,560	$33,197	$(2,070)	$1,342,113

At June 30, 2008, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

	Total pre-credit	Credit	Total post- credit
	enhancement	enhancement	enhancement
	nettting	netting (1)	netting
Counterparty credit quality:
A or higher	$70,794	(147)	70,647
B to BBB	—	—	—
Lower than B	—	—	—
Unrated	60,413	—	60,413

Total	$131,207	(147)	131,060

(1)	Credit enhancement netting relates to JFP credit intermediation facilities with AA-rated European banks.
Note 12. Other Comprehensive Income (Loss), Net Of Tax

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following summarizes accumulated other comprehensive income (loss) at June 30, 2008 and other comprehensive income (loss) for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income
Beginning at March 31, 2008	$13,236	$(1,827)	$11,409
Change in second quarter of 2008	(325)	—	(325)

Ending at June 30, 2008	$12,911	$(1,827)	$11,084

The following summarizes accumulated other comprehensive income (loss) at June 30, 2007 and other comprehensive income (loss) for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning at March 31, 2007	$13,430	$(2,910)	$10,520
Change in second quarter of 2007	(2,277)	—	(2,277)

Ending at June 30, 2007	$11,153	$(2,910)	$8,243

Comprehensive (loss)/ income for the three months ended June 30, 2008 and 2007 was as follows (in thousands of dollars):

	June 30,	June 30,
	2008	2007
Net (loss)/ earnings	$(4,385)	$67,835
Other comprehensive loss	(325)	(2,277)

Comprehensive (loss)/ income	$(4,710)	$65,558

The following summarizes accumulated other comprehensive income (loss) at June 30, 2008 and other comprehensive income (loss) for the six months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income
Beginning at December 31, 2007	$10,986	$(1,827)	$9,159
Change in first half of 2008	1,925	—	1,925

Ending at June 30, 2008	$12,911	$(1,827)	$11,084

The following summarizes accumulated other comprehensive income (loss) at June 30, 2007 and other comprehensive income (loss) for the six months then ended (in thousands of dollars):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning at December 31, 2006	$9,764	$(2,910)	$6,854
Change in first half of 2007	1,389	—	1,389

Ending at June 30, 2007	$11,153	$(2,910)	$8,243

Comprehensive (loss)/ income for the six months ended June 30, 2008 and 2007 was as follows (in thousands of dollars):

	June 30,	June 30,
	2008	2007
Net (loss)/ earnings	$(64,922)	$130,094
Other comprehensive income	1,925	1,389

Comprehensive (loss)/ income	$(62,997)	$131,483

Note 13. Net Capital Requirements
As registered broker-dealers, Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by the Rule.
As of June 30, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$421,140	$392,510
Jefferies Execution	$16,298	$16,048
Jefferies High Yield Trading	$570,667	$570,417
Note 14. Commitments, Contingencies and Guarantees
     The following table summarizes other commitments and guarantees at June 30, 2008:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

		Maturity Date
	Notional /			2010	2012	2014
	Maximum			and	and	and
	Payout	2008	2009	2011	2013	Later
	(Dollars in Millions)
Standby letters of credit	$213.5	$213.1	$0.4	—	—	—
Bank credit	$40.7	—	—	—	$36.0	$4.7
Equity commitments	$456.4	—	$0.1	$1.6	$2.0	$452.7
Loan commitments	$321.4	$315.0	—	$6.4	—	—
Derivative contracts	$1,498.0	$1,123.9	$342.4	$16.7	$15.0	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $213.5 million at June 30, 2008, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a minimal carrying amount. As of June 30, 2008, there were no draw downs on these letters of credit.
Bank Credit. As of June 30, 2008, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($12.8 million of which is undrawn) of associated investment vehicles in which we have an interest. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.7 million) to Jefferies (Japan) Limited.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. In February 2006, we and MassMutual reached an agreement to double our equity commitments to Jefferies Finance LLC. With an incremental $125 million from each partner, the total committed equity capitalization of Jefferies Finance LLC is $500 million as of June 30, 2008. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services. As of June 30, 2008, we have funded $80.0 million of our aggregate $250.0 million commitment leaving $170.0 million unfunded.
As of June 30, 2008, we have an aggregate commitment to invest approximately $23.3 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).
We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of June 30, 2008, leaving $250.0 million unfunded.
As of June 30, 2008, we had other equity commitments to invest up to $13.1 million in various other investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At June 30, 2008, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $1,498.0 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At June 30, 2008, the fair value of such derivative contracts approximated $138.5 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the FIN 45 definition of a guarantee consistent with our risk management policies.
Loan Commitments. From time to time we make commitments to extend credit to investment-banking clients in loan syndication and acquisition-finance transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of June 30, 2008, we had $321.4 million of loan commitments outstanding.
Jefferies Financial Products, LLC. In July 2004, JFP entered into a credit intermediation facility with a highly rated European bank (the “Bank”). This facility allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into an offsetting transaction with JFP and receives a fee from JFP for providing credit support. Subject to the terms of the agreement between JFP and the Bank, JFP is responsible to the Bank for the performance of JFP’s customers.
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
Note 15. Segment Reporting
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total

Three months ended June 30, 2008
Net revenues	$381.1	$11.0	$392.1
Expenses	363.3	14.3	377.6

Earnings (loss) before income taxes and minority interest	$17.8	$(3.3)	$14.5

Six months ended June 30, 2008
Net revenues	$592.2	$1.1	$593.3
Expenses	703.6	28.5	732.1

Loss before income taxes and minority interest	$(111.4)	$(27.4)	$(138.8)

Segment assets	$24,909.7	$310.1	$25,219.8

Three months ended June 30, 2007
Net revenues	$449.6	$15.9	$465.5
Expenses	326.6	10.5	337.1

Earnings before income taxes and minority interest	$123.0	$5.4	$128.4

Six months ended June 30, 2007
Net revenues	$851.0	$33.3	$884.3
Expenses	630.7	21.7	652.4

Earnings before income taxes and minority interest	$220.3	$11.6	$231.9

Segment assets	$32,286.0	$227.1	$32,513.1

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the three-month and six-month periods ended June 30, 2008 and 2007 (amounts in thousands):

	Three months		Six months
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Americas (1)	$319,838	$398,482	$479,089	$770,822
Europe	69,943	60,210	107,523	104,349
Asia (including Middle East)	2,301	6,768	6,666	9,098

Net Revenues	$392,082	$465,460	$593,278	$884,269

(1)	Substantially all relates to U.S. results.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 16. Goodwill
The following is a summary of goodwill activity for the six months ended June 30, 2008 (in thousands of dollars):

Six Months Ended
June 30, 2008

Balance, at December 31, 2007	$344,063
Add: Contingent consideration	8,379

Balance, at June 30, 2008	$352,442

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
The acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended June 30, 2007, the Broadview International LLC contingency for additional consideration was modified and all remaining contingencies have been accrued as of June 30, 2007. The Quarterdeck Investment Partners, LLC contingency expired on December 31, 2007. During the six month period ended June 30, 2008, we paid approximately $34.0 million in cash related to contingent consideration that had been earned during the current year or prior periods.
None of the acquisitions listed above were considered material based on the small percentage each represents of our total assets, equity, revenues and net earnings.
Note 17. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter
2008	$0.125	$0.125
2007	$0.125	$0.125
No dividends have been declared or paid in the third quarter.
During the three months ended June 30, 2008, we recognized dividend equivalents of $34.4 million distributed on restricted stock units that were granted in prior periods, but which had not previously been charged against retained earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 18. Variable Interest Entities (“VIEs”)
Jefferies High Yield Holdings
Under the provisions of FIN 46(R) we determined that Jefferies High Yield Holdings and Jefferies Employees Special Opportunities Partners meet the definition of a VIE. We are the primary beneficiary of JHYH, and we and our employees (related parties) are the primary beneficiaries of JESOP. Therefore, we consolidate both JHYH and JESOP. (See Note 19 for additional discussion of the activities of JHYH and JESOP.)
Managed CLOs
We own significant variable interests in various collateralized loan obligations (“CLOs”) managed by us for which we are not the primary beneficiary, and therefore, do not consolidate these entities. In aggregate, these variable interest entities have assets, consisting primarily of senior secured loans, approximating $1.3 billion as of June 30, 2008. Our exposure to loss is limited to our capital contributions. The carrying value of our aggregate investment in these variable interest entities is $13.4 million at June 30, 2008 and is included in investments in managed funds on our Consolidated Statements of Financial Condition.
Third Party Managed CLO
We have a significant variable interest in Babson Loan Opportunity CLO, Ltd., a third party managed CLO, for which we are not the primary beneficiary and therefore do not consolidate this entity. This variable interest entity has assets of approximately $571.5 million as of June 30, 2008, consisting primarily of senior secured loans, unsecured loans and high yield bonds. The fair value of our interest in this variable interest entity is $35.3 million ($23.5 million direct interest and $11.8 million indirect interest via Jefferies Finance) at June 30, 2008, in the form of debt securities. The direct investment in this entity is accounted for at fair value and included in financial instruments owned on our Consolidated Statements of Financial Condition.
Note 19. High Yield Secondary Market Trading
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We and Leucadia National Corporation (“Leucadia”) each have the right to nominate two of a total of four directors to JHYH’s board of directors and each respectively own 50% of the voting securities of JHYH. JHYH provides the opportunity for additional capital investments over time from third party investors through two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”). The term of the arrangement is for six years, with an option to extend. We and Leucadia expected to increase our respective investments in JHYH to $600 million each over time. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. (See Note 1, Organization and Summary of Significant Accounting Policies, herein for additional discussion of agreements entered into with Leucadia.)
Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that JHYH meets the definition of a variable interest entity. We are the primary beneficiary of JHYH and consolidate JHYH. Assets of JHYH were $1.3 billion as of June 30, 2008. JHYH’s net revenue and formula-determined non-interest expenses for the three month period ended June 30, 2008 amounted to $35.4 million and $11.0 million, respectively. JHYH’s net revenue and formula-determined non-interest expenses for the six month period ended June 30, 2008 amounted to $(9.5) million and $22.9 million, respectively. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH.
Note 20. Compensation Plans
We sponsor the following non-share-based employee incentive plans:
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.7 million and $2.0 million for the three-month periods and $6.7 million and $5.9 million for the six-month periods ended June 30, 2008 and 2007, respectively.
We sponsor the following share-based employee incentive plans:
Incentive Compensation Plan. We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.
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
Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2008, 2007 and 2006, employees with annual compensation of $200,000 or more were eligible to defer compensation by investing it in our common stock (“DCP shares”), stock options (prior to 2004) or other alternatives on a pre-tax basis. The compensation deferred by our employees is expensed in the period earned. Our common stock can be invested in at a 10% discount through the Deferred Compensation Plan. We recognize additional compensation cost related to this discount. This compensation cost for the three month period ended June 30, 2008 and 2007 was $0.4 million and $1.0 million, respectively, and for the six month period ended June 30, 2008 and 2007 was $0.6 million and $1.2 million, respectively. As of June 30, 2008, there were 5,122,000 DCP shares outstanding under the Plan.
FASB 123R
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of June 30, 2008, there was $391.3 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.9 years.
FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $4.1 million and $36.2 million related to share based compensation in cash flows from financing activities for the six-month periods ended June 30, 2008 and 2007, respectively.
The total compensation cost of all share based awards, including awards under the Deferred Compensation Plan, was $58.8 million and $44.9 million for the three month periods ended June 30, 2008 and 2007, respectively, and $102.0 million and $74.3 million for the six month periods ended June 30, 2008 and 2007, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following tables detail the activity of restricted stock and restricted stock units:

		Weighted
	Six Months Ended	Average Grant
	June 30, 2008	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,317	$25.34
Grants	8,569	$16.75
Forfeited	(956)	$23.27
Vested	(1,528)	$23.89

Balance, end of period	13,402	$20.15

			Weighted
	Six Months Ended		Average Grant
	June 30, 2008		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required (2)	Required	Required
Restricted stock units
Balance, beginning of year	14,879	17,246	$21.18	$10.18
Grants, includes dividends	4,725	676 (1)	$14.19	$2.93 (1)
Deferral expiration	—	(2,614)	$—	$14.68
Forfeited	(743)	(30)	$19.59	$20.16
Vested	(2,986)	2,986	$18.76	$18.76

Balance, end of period	15,875	18,264	$19.63	$10.64

(1)	Represents dividend equivalents on restricted stock units declared during the six month period ending June 30, 2008.

(2)	Represents fully vested restricted stock units which are still subject to transferability restrictions.
The compensation cost associated with restricted stock and restricted stock units amounted to $58.4 million and $43.9 million for the three month period ended June 30, 2008 and 2007, respectively, and $101.4 million and $73.0 million for the six month period ended June 30, 2008 and 2007, respectively.
Stock Options
The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
grants during 2008 or 2007. A summary of our stock option activity as of June 30, 2008 and changes during the six-month period then ended is presented below:

		Weighted-Average
Dollars and shares in thousands, except per share data	Options	Exercise Price
Outstanding, December 31, 2007	204	$9.87
Exercised	(78)	$8.68

Outstanding, June 30, 2008	126	$10.62

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $0.7 million and $4.1 million, respectively. Cash received from the exercise of stock options during the six-months ended June 30, 2008 and 2007 totaled $0.7 million and $2.4 million, respectively, and the tax benefit realized from stock options exercised during the six-months ended June 30, 2008 and 2007 was $0.3 million and $1.7 million, respectively.
The table below provides additional information related to stock options outstanding at June 30, 2008:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
June 30, 2008	Forfeitures	Exercisable
Number of options	126	126
Weighted-average exercise price	$10.62	$10.62
Aggregate intrinsic value	$781	$781
Weighted-average remaining contractual term, in years	2.91	2.91
At June 30, 2008, the intrinsic value of vested options was approximately $0.8 million for which tax benefits expected to be recognized in equity upon exercise are approximately $0.3 million.

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
Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most subjective or complex judgments) are our valuation of financial instruments and our use of estimates related to compensation and benefits during the year. For further discussion of these and other significant accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements.

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
Level 3 assets were $496.7 million and $352.6 million as of June 30, 2008 and December 31, 2007, respectively, and represented approximately 8.6% and 6.1%, respectively, of total assets measured at fair value. Level 3 liabilities were $81.7 million and $21.6 million as of June 30, 2008 and December 31, 2007, respectively, and represented approximately 2.0% and 0.6%, respectively, of total liabilities measured at fair value.
During the quarter ended June 30, 2008, we had net transfers of assets of $8.1 million from Level 2 to Level 3. These reclassifications were primarily related to high yield corporate bonds, which was due to a decrease in available market price quotations for these instruments and due to limited trading activity in these securities such that the inputs for these instruments became less observable. During the quarter ended June 30, 2008, we had net transfers of liabilities of $0.2 million from Level 2 to Level 3. Total net unrealized gains on Level 3 assets of $11.3 million for the quarter ended June 30, 2008 are attributed primarily to equity warrants due to increases in underlying equity prices and are attributed to collateralized loan obligations due to somewhat improved liquidity and credit spreads for these securities during the quarter, partially offset by unrealized losses on unsecured corporate loans. Total net unrealized losses on Level 3 liabilities of $7.2 million for the quarter ended June 30, 2008 are attributed primarily to unrealized losses on short equity options due to increases in underlying equity prices, partially offset by unrealized gains on certain derivative loan commitments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
As of June 30, 2008, we have classified approximately $20.9 million of mortgage-backed securities as Level 3 assets, which constitutes 0.4% of total assets measured at fair value. These mortgage-backed securities were issued primarily during the period from 2005 to 2007 and the underlying assets comprising these mortgage-backed securities consist primarily of subprime and Alt-A mortgage loans and home equity lines of credit.
See Note 3, “Financial Instruments,” to the consolidated financial statements for the information regarding classification of our assets and liabilities measured at fair value.
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
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds and agency and certain non-agency mortgage-backed securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, commercial loans and loan commitments, private equity and hedge fund investments, distressed debt instruments and Alt-A and subprime non-agency mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and analysis and market liquidity, as well as prepayment assumptions with respect to mortgage-backed securities.
Derivative products — Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, commodity swaps, debt and equity option contracts and to-be-announced (“TBA”) securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include loan commitments and equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.
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
Compensation and Benefits
The use of estimates is important in determining compensation and benefits expenses for interim and year end periods. A substantial portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, we have generally accrued interim compensation and benefits based on annual targeted compensation ratios, taking into account the guidance contained in FASB 123R regarding the timing of expense recognition for non-retirement-eligible and retirement-eligible employees.
Revenues by Source
The Capital Markets reportable segment includes our securities trading, including the results of our reorganized high yield secondary market trading activities of the second quarter of 2007, and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the three-month and six month periods ended June 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Equity	$149,142	144,563	$287,335	317,620
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	69,499	40,443	103,167	86,571
High yield (2)	31,993	34,123	(19,683)	44,460

Total	101,492	74,566	83,484	131,031
Investment banking	109,372	223,093	208,579	393,208
Asset management fees and investment income (loss) from managed funds (3):
Asset management fees	4,758	7,294	11,043	16,745
Investment income (loss) from managed funds	8,721	6,090	(25,360)	19,124

Total	13,479	13,384	(14,317)	35,869
Interest revenue	210,540	310,739	415,431	511,901

Total revenues	$584,025	766,345	$980,512	1,389,629
Interest expense	191,943	300,885	387,234	505,360

Net revenues	$392,082	465,460	$593,278	884,269

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, mortgage-backed securities, convertible and commodities product revenue.

(2)	High yield revenue is comprised of revenue generated by our reorganized high yield secondary market trading activities during the first half of 2008 and second quarter of 2007 and revenue generated by our pari passu share of high yield revenue during the first quarter of 2007.

(3)	Prior period amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activities.
Consolidated Results of Operations
We recorded a net loss of $4.4 million for the quarter ended June 30, 2008, compared to net income of $67.8 million for the comparable second quarter of 2007. Net revenues (total revenues, net of interest expense) declined 16% to $392.1 million. Non-interest expenses of $377.6 million increased 12% from the second quarter of last year primarily due to increased compensation and benefit costs, and technology and communications costs. Diluted loss per share was $0.03 for the quarter ended June 30, 2008 as compared to diluted earnings per share of $0.45 for the second quarter of 2007.
For the six month period ended June 30, 2008, a net loss of $64.9 million was recorded, as compared to net income of $130.1 million for the six months ended June 30, 2007. Net revenues decreased 33% to $593.3 million and non-interest expenses, including severance expense of approximately $25.0 million related to staff reductions, increased to $732.1 million from $652.4 million for the comparable prior six months. Diluted loss per share was $0.42 compared with diluted earnings per share of $0.86 a year ago.
The effective tax rate was 27.8% for the second quarter of 2008, a decline in comparison to an effective tax rate of 35.1% for the second quarter of 2007, which is reflective of the tax benefit recorded as a result of the net loss recognized for the six months ended June 30, 2008.
In April 2008, we sold 26,585,310 shares of our common stock to Leucadia National Corporation (“Leucadia”) (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion).

JEFFERIES GROUP, INC. AND SUBSIDIARIES
At June 30, 2008, we had 2,451 employees globally compared to 2,347 employees at the end of the second quarter of 2007 and 2,568 at December 31, 2007.
Net Revenues
Net revenues for the second quarter of 2008 decreased $73.4 million, or 16%, to $392.1 million, compared to $465.5 million for the same quarter of 2007. The decrease was primarily due to a $113.7 million, or 51%, decrease in investment banking revenues, offset by record sales and trading revenues due to fixed income and commodities revenues of $101.5 million, an increase of 36% from the comparable prior year quarter, and an increase in Equities revenues of 3% to $149.1 million for the 2008 second quarter. Net revenues were also impacted by an increase in net interest revenues (interest revenues net of interest expense) of $8.7 million for the second quarter to $18.6 million.
Net revenues were $593.3 million for the six months ended June 30, 2008 and $884.3 million for the six months ended June 30, 2007, a 33% decline, which is attributed to declines in equities revenues of $30.3 million, high yield revenues of $64.1 million, investment banking revenues of $184.6 million and asset management revenues of $50.2 million, partially offset by an increase of $16.6 million in fixed income(excluding high yield) and commodities revenues and an increase of $21.7 million in net interest revenues.
Equity Revenues
Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing and prime brokerage, and execution product revenues. Total equities revenue for the second quarter of 2008 was $149.1 million, up 3% from $144.6 million for the second quarter of 2007, primarily driven by a continued increase in equity commissions of 24% due to strong customer activity in cash and derivative equity products driven by volatility in the global equity markets, partially offset by principal transaction losses due to trading volatility and net writedowns in equity trading positions.
Total equities revenue was $287.3 million for the six months ended June 30, 2008, as compared to $317.6 million for the comparable 2007 period, a 10% decrease. Equity commissions revenue for the 2008 six months increased by 38% from the prior 2007 six months reflecting strong customer activity in cash and derivative equity products and flows from prime brokerage activity, which was more than offset by principal transaction losses given the overall decline in valuations in the global equity markets.
Fixed Income and Commodities Revenue
Fixed income and commodities revenue is primarily comprised of commissions and principal transactions revenue from high yield and distressed securities, investment grade fixed income, convertible debt, mortgage-backed securities and commodities trading activities. Fixed income and commodities revenue (excluding high yield) was $69.5 million, up from revenue of $40.4 million in the second quarter of 2007 primarily attributed to increased activity in our fixed income businesses as a result of recent investments and headcount additions, partially offset by net principal transaction losses in our commodities trading activities given market volatility in that sector for the quarter. High yield revenues were $32.0 million for the quarter ended June 30, 2008, a slight decline compared to high yield revenues of $34.1 million for the comparable period of 2007.
For the six months ended June 30, 2008, fixed income and commodities revenue was $83.5 million, down from revenue of $131.0 million for the six month 2007 comparable period attributed primarily to principal transaction trading losses in our high yield, distressed securities and convertible debt trading activities, which was offset by increased principal transaction trading revenues in investment grade fixed income bonds and mortgage-backed securities. Deterioration in the distressed trading markets and lack of market liquidity contributed to writedowns of certain high yield trading securities of approximately $19.7 million during the first six months of 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Investment Banking Product Revenue

	Three Months Ended
	June 30,	June 30,	Percentage
	2008	2007	Change
	(Dollars in Thousands)
Capital markets	$24,507	$135,635	(82)%
Advisory	84,865	87,458	(3)%

Total	$109,372	$223,093	(51)%

	Six Months Ended
	June 30, 2008	June 30, 2007	Percentage Change
	(Dollars in Thousands)
Capital markets	$57,905	$225,935	(74)%
Advisory	150,674	167,273	(10)%

Total	$208,579	$393,208	(47)%

Capital markets revenues, which consist primarily of leverage finance, equity and convertible financing services, were $24.5 million for the quarter ended June 30, 2008, a decrease of 82% from the second quarter of 2007 reflecting the overall subdued market activity for both equity and debt underwritings. Revenues from our advisory business, including merger, acquisition and restructuring transactions, of $84.9 million for the second quarter of 2008 remained relatively constant compared to the comparable prior year period revenues of $87.5 million, reflecting the continuing strength of our franchise. These results are of particular note given the general industry-wide decrease in advisory activity and completed deal volume as of the second quarter of 2008 versus the relatively robust market for the investment banking advisory sector as a whole in the second quarter of 2007.
Capital markets revenues totaled $57.9 million and $225.9 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of 74% over the periods, due to lower transaction volume in both leveraged finance and equity capital raising. Advisory revenues decreased 10% from the comparable six month 2007 period due to a general decline in completed merger, acquisition and restructuring transactions for the investment banking sector as whole.
Asset Management Fees and Investment Income (Loss) from Managed Funds
The following summarizes revenues from asset management fees and investment (loss) income from managed funds relating to funds managed by us and funds managed by third parties for the three-month and six-month periods ended June 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Asset management fees (2):
Fixed Income	$2,023	$3,162	$4,614	$7,602
Equities	145	965	697	3,145
Convertibles	2,575	3,167	5,717	5,998
Real Assets	15	—	15	—

	4,758	7,294	11,043	16,745
Investment income (loss) from managed funds (1)(2)	8,721	6,090	(25,360)	19,124

Total	$13,479	$13,384	$(14,317)	$35,869

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(1)	Of the total investment income (loss) from managed funds, $(0.2) million and $(1.0) million is attributed to minority interest holders for the three and six month periods ended June 30, 2008, respectively, and $0.3 million and $0.8 million is attributed to minority interest holders for the three and six month periods ended June 30, 2007, respectively.

(2)	With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities as of April 2, 2007. For the six-month period ending June 30, 2007 asset management fees and investment income from managed funds related to our high yield funds amounted to $1.7 million and $2.3 million, respectively.
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds and investment income (loss) from our investments in these funds. Asset management recorded net income before income taxes of $13.4 million and $13.4 million for the second quarter of 2008 and 2007, respectively. Increases in investment income from managed funds for the second quarter of 2008 as compared to the prior year period were offset by a decline in asset management fees, primarily due to a decline in third party assets under management. Asset management revenues declined to a net loss before income taxes of $14.3 million for the six months ended June 30, 2008 as compared to net income before taxes of $35.9 million for the comparable 2007 period. The decrease in asset management revenue was primarily a result of (1) a strong prior period performance from our High Yield Funds, which are no longer included in asset management effective April 2, 2007, (2) weaker operating performances from our equity funds and (3) net depreciation in our equity funds and investments in managed CLOs, partially offset by appreciation in our global convertible bond funds.
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	June 30, 2008	June 30, 2007
Assets under management (1)(2):
Fixed Income	$1,674	$1,481
Equities	205	235
Convertibles	2,504	2,872
Real assets	2	—

	4,385	4,588

Assets under management by third parties (3):
Equities, Convertibles and Fixed Income	—	303
Private Equity	600	600

	600	903

Total	$4,985	$5,491

(1)	Assets under management represent assets actively managed by us and third parties including hedge funds, collateralized loan obligations, managed accounts and other private investment funds.

(2)	Of the total assets under management, $192.6 million and $95.2 million is consolidated at June 30, 2008 and June 30, 2007, respectively, and we are therefore not recognizing the related asset management fees. Because these entities are consolidated, the financial instruments are reflected in financial instruments owned or financial instruments sold, not yet purchased, in our consolidated financial statements.

(3)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
Change in Assets under Management

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Month Period Ending			Six Month Period Ending
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
In millions	2008	2007	Change	2008	2007	Change

Balance, beginning of period	$5,250	$5,832	(10%)	$5,775	$5,282	9%

Net cash flow (out) in	(296)	(425)		(709)	14
Net market appreciation (depreciation)	31	84		(81)	195

	(265)	(341)		(790)	209

Balance, end of period	$4,985	$5,491	(9%)	$4,985	$5,491	(9%)

The net cash outflow during the first six months of 2008 is primarily attributable to losses incurred upon redemption of our investments in the Andover Funds and customer redemptions from our global convertible bond funds.
Net Interest
Interest income decreased $100.2 million for the second quarter of 2008 as compared to the second quarter of 2007 primarily due to the overall decline in market interest rates across all products, partially offset by growth in interest-bearing trading assets and deposit margins and increased activity in securities purchased under agreements to resell and securities lending. Interest expense decreased by $108.9 million for the second quarter of 2008 as compared to the second quarter of 2007 primarily due to the overall decline in market interest rates, offset by an increase in interest expense due to the issuance of $600 million of senior unsecured debentures in June 2007.
Interest income decreased by $96.5 million in the six months ended 2008 from the comparable 2007 six months and interest expense similarly decreased by $118.1 million. This is reflective of the overall decline in market interest rates across all products, partially offset by growth in interest-bearing trading assets and deposit margins and increased activity in securities purchased under agreements to resell and securities lending.
Compensation and Benefits
Compensation and benefits totaled $277.5 million and $537.5 million for the three and six months ended June 30, 2008, respectively compared to $251.6 million and $479.3 million for the comparable 2007 periods, increases of 10% and 12%. The ratio of compensation to net revenues was approximately 71% for the second quarter of 2008 as compared to 54% for the second quarter of 2007 and 91% for six months ended 2008 and 54% for the comparable 2007 six months. The ratio of compensation to net revenues was partially attributed to additional compensation expense incurred related to employee terminations in 2008 and the amortization of share-based compensation awards. Average employee headcount was 2,327 for the second quarter of 2008 compared to 2,319 for the second quarter of 2007. Reductions in employee headcount related to employee terminations during the first six months of 2008 were primarily offset by headcount growth for new business initiatives, both domestically and internationally.
Non-Personnel Expenses
Non-personnel expenses increased 17% and 12% for the three and six month periods ended June 30, 2008, respectively, primarily reflecting increased technology and communication costs and occupancy and equipment rental costs to support the expansion of the London and New York offices and growing businesses. Nonpersonnel expenses also increased for the quarter and six month periods with respect to the related 2007 periods due to write-offs of certain customer receivables and reduced litigation costs in the second quarter of 2007.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Earnings/ (Loss) before Income Taxes and Minority Interest
Earnings before income taxes and minority interest was $14.5 million for the second quarter of 2008 down from earnings before income taxes and minority interest of $128.4 million for the second quarter of 2007. For the six months ended June 30, 2008, we recorded a (loss) before income taxes and minority interest of $(138.8) as compared to earnings before income taxes of $231.9 for the six months ended June 30, 2007.
Minority Interest
Minority interest in earnings of consolidated subsidiaries was $14.8 million for the 2008 second quarter compared to minority interest in earnings of consolidated subsidiaries of $15.5 million for the second quarter of 2007. Minority interest in (loss) of consolidated subsidiaries was $(20.0) million for the 2008 six month period as compared to minority interest in earnings of consolidated subsidiaries of $16.1 for the comparable 2007 six month period. The decrease is primarily due to the net loss for the first quarter of 2008 recorded by Jefferies High Yield Holdings, LLC, which is consolidated by us.
Earnings per Share
Diluted (loss) per share was $(0.03) for the second quarter of 2008 on 165,694,000 shares compared to diluted earnings per share of $0.45 in the second quarter of 2007 on 154,301,000 shares. Diluted (loss) per share was $(0.42) for the six months ended June 30, 2008 on 153,739,000 shares compared to diluted earnings per share of $0.86 for the comparable 2007 period on 153,183,000 shares. The diluted earnings per share calculation for the three month and six month period ended June 30, 2007 includes an addition to net earnings for convertible preferred stock dividends of $1.0 million and $2.0 million, respectively. Convertible preferred stock dividends were not included in the calculation of diluted (loss) per share for the three month and six month period ended June 30, 2008 due to their anti-dilutive effect on loss per share.
Basic (loss) per share was $(0.03) for the second quarter of 2008 on 165,694,000 shares compared to basic earnings per share of $0.48 in the second quarter of 2007 on 142,092,000 shares. Basic (loss) per share was $(0.42) for the six months ended June 30, 2008 on 153,739,000 shares compared to basic earnings per share of $0.92 for the comparable 2007 period on 141,498,000 shares.
Liquidity, Financial Condition and Capital Resources

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	June 30, 2008	December 31, 2007

Cash and cash equivalents:
Cash in banks	$469,104	$248,174
Money market investments	604,092	649,698

Total cash and cash equivalents	1,073,196	897,872
Cash and securities segregated (1)	1,336,826	659,219

	$2,410,022	$1,557,091

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of June 30, 2008 and December 31, 2007. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $16.0 million and $280.4 of outstanding unsecured bank loans as of June 30, 2008 and December 31, 2007, respectively. Average daily bank loans for the six month period ended June 30, 2008 and the year ended December 31, 2007 were $157.8 million and $267.1 million, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with various banks for financing of up to $1,055.5 million, including $842.0 million of bank loans and $213.5 million of letters of credit. Of the $1,055.5 million of uncommitted lines of credit, $645.5 million is unsecured and $410.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher haircuts on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and principal investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., stressed haircuts) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $2,205.0 million, preferred stock of $125.0 million and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $1,764.4 million comprise our total capital of $4,094.4 million as of June 30, 2008, which exceeded cash capital requirements.
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets decreased $4,574.0 million, or 15%, from $29,793.8 million at December 31, 2007 to $25,219.8 million at June 30, 2008 primarily due to decreased securities borrowed and repo activity. Our financial instruments owned, including securities pledged to creditors, decreased $31.6 million, while our financial instruments sold, not yet purchased increased $555.1 million. Our securities borrowed and securities purchased under agreements to resell decreased $5,401.4 million, while our securities loaned and securities sold under agreements to repurchase decreased $5,540.2 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	June 30, 2008	December 31, 2007

Stockholders’ equity	$2,204,951	$1,761,544
Less: Goodwill	(352,442)	(344,063)

Tangible stockholders’ equity	$1,852,509	$1,417,481

Stockholders’ equity	$2,204,951	$1,761,544
Add: Projected tax benefit on vested portion of restricted stock	15,941	84,729

Pro forma stockholders’ equity	$2,220,892	$1,846,273

Tangible stockholders’ equity	$1,852,509	$1,417,481
Add: Projected tax benefit on vested portion of restricted stock	15,941	84,729

Pro forma tangible stockholders’ equity	$1,868,450	$1,502,210

Shares outstanding	162,121,394	124,453,174
Add: Shares not issued, to the extent of related expense amortization	22,259,989	22,577,007

Less: Shares issued, to the extent related expense has not been amortized	(9,198,563)	(4,439,790)

Adjusted shares outstanding	175,182,820	142,590,391

Book value per share (1)	$13.60	$14.15

Tangible book value per share (2)	$11.43	11.39

Pro forma book value per share (3)	$12.68	$12.95

Pro forma tangible book value per share (4)	$10.67	$10.54

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(3)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
Tangible stockholders’ equity, tangible book value per share, pro forma book value per share and pro forma tangible book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets, specifically goodwill. Goodwill is subtracted from stockholders’ equity in determining tangible stockholders’ equity as we believe that goodwill does not constitute an operating asset, which can be deployed in a liquid manner. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We calculate pro forma book value per share as stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We calculate pro forma tangible book value per share by dividing tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. These financial measures adjust stockholders’ equity for the projected tax benefit of vested restricted stock as this represents current funding of a future reduction in cash outflows resulting in an enhanced financial condition. Shares not yet issued to the extent of the related expense amortization primarily represent vested restricted stock units and shares to be issued to the deferred compensation plan. Shares issued to the extent the related expense has not been amortized primarily

JEFFERIES GROUP, INC. AND SUBSIDIARIES
represents unvested restricted stock. We believe these adjustments to outstanding shares reflect potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors.
Capital Resources
We had total long-term capital of $4.1 billion and $3.7 billion resulting in a long-term debt to total capital ratio of 43% and 48%, respectively. Our total capital base as of June 30, 2008 and December 31, 2007 was as follows (in thousands):

	June 30,	December 31,
	2008	2007

Long-Term Debt	$1,764,440	$1,764,067
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	2,204,951	1,761,544

Total Capital	$4,094,391	$3,650,611

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $1,055.5 million of uncommitted secured and unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $600 million senior unsecured debt issuance in June 2007. We had $16.0 million and $280.4 of outstanding unsecured bank loans as of June 30, 2008 and December 31, 2007, respectively. Average daily bank loans for the six month period ended June 30, 2008 and the year ended December 31, 2007 were $157.8 million and $267.1 million, respectively. We did not declare a dividend to be paid during the third quarter of 2008 to maintain financial flexibility in managing capital and liquidity.
At June 30, 2008, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.4 million, $346.3 million, $348.6 million, $248.5 million and $328.7 million due in 2036, 2027, 2016, 2014 and 2012, respectively. At June 30, 2008, contractual interest payment obligations related to our senior long-term debt are $113.0 million for each of the years 2008 through 2011, $93.0 million for 2012 and $1,128.9 million for all of the remaining periods after 2012.
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
Our long-term debt ratings are as follows:

Rating

Moody’s Investors Services	Baa1
Standard and Poor’s	BBB	+
Fitch Ratings	BBB

JEFFERIES GROUP, INC. AND SUBSIDIARIES
In April 2008, we sold 26,585,310 shares of our common stock to Leucadia National Corporation (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion).
Net Capital
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.
As of June 30, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$421,140	$392,510
Jefferies Execution	$16,298	$16,048
Jefferies High Yield Trading	$570,667	$570,417
Commitments
The following table summarizes other commitments and guarantees at June 30, 2008:

		Maturity Date
	Notional /			2010	2012	2014
	Maximum			and	and	and
	Payout	2008	2009	2011	2013	Later
	(Dollars in Millions)

Standby letters of credit	$213.5	$213.1	$0.4	—	—	—

Bank credit	$40.7	—	—	—	$36.0	$4.7

Equity commitments	$456.4	—	$0.1	$1.6	$2.0	$452.7

Loan commitments	$321.4	$315.0	—	$6.4	—	—

Derivative contracts	$1,498.0	$1,123.9	$342.4	$16.7	$15.0	—
For additional information on these commitments, see Note 14 “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Total assets	$25,219,836	$29,793,817
Deduct: Securities borrowed	(9,731,455)	(16,422,130)
Securities purchased under agreements to resell	(4,661,564)	(3,372,294)
Add: Financial instruments sold, not yet purchased	3,889,759	3,334,678
Less derivative liabilities	(291,464)	(331,788)

Subtotal	3,598,295	3,002,890
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,336,826)	(659,219)
Goodwill	(352,442)	(344,063)

Adjusted assets	$12,735,844	$11,999,001

Total stockholders’ equity	$2,204,951	$1,761,544
Deduct: Goodwill	(352,442)	(344,063)

Tangible stockholders’ equity	1,852,509	1,417,481

Leverage ratio (1)	11.4	16.9

Adjusted leverage ratio (2)	6.9	8.5

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets excludes certain assets that are considered self-funded and, therefore, of lower risk, which are generally financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage as a more relevant measure of financial risk when comparing financial services companies.

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

	Daily VaR (1)
	(in millions)
	Value-at-Risk in trading portfolios
	VaR at			Average VaR Three Months Ended
Risk Categories	6/30/08	3/31/08	12/31/07	6/30/08	3/31/08	12/31/07

Interest Rates	$2.20	$1.71	$1.70	$1.81	$1.54	$1.55
Equity Prices	$5.88	$6.10	$16.73	$11.18	$7.87	$10.28
Currency Rates	$0.48	$0.76	$0.47	$0.74	$0.58	$0.53
Commodity Prices	$1.56	$2.32	$2.07	$1.44	$1.51	$1.46
Diversification Effect (2)	$(5.17)	$(4.66)	$(7.24)	$(4.39)	$(3.87)	$(4.31)

Firmwide	$4.95	$6.23	$13.73	$10.78	$7.63	$9.51

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(in millions)
	Value-At-Risk Highs and Lows for Three Months Ended
	06/30/08		03/31/08		12/31/07
Risk Categories	High	Low	High	Low	High	Low

Interest Rates	$3.22	$1.18	$1.90	$1.13	$2.24	$1.19
Equity Prices	$24.01	$4.18	$16.23	$3.40	$17.01	$5.82
Currency Rates	$0.98	$0.40	$0.80	$0.42	$1.06	$0.21
Commodity Prices	$3.21	$0.44	$2.93	$0.65	$2.36	$0.60

Firmwide	$23.35	$4.26	$14.21	$4.03	$14.02	$5.45

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.
Average VaR of $10.78 million during the second quarter of 2008 increased from the $7.63 million average during the second quarter of 2008 due mainly to an increase in exposure to equity prices, primarily as a result of our temporary ownership of shares of Leucadia National Corporation, which elevated VaR levels. VaR levels were elevated for a period of time after the purchase of common shares of Leucadia in April.
The following table presents our daily VaR over the last four quarters:
VaR Back-Testing

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated one outlier when comparing the 95% one-day VaR with the back-testing profit and loss in the second quarter of 2008. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the second quarter of 2008.
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

Daily Trading Net Revenue
JEFFERIES GROUP, INC. AND SUBSIDIARIES
($ in millions)
Trading revenue used in the histogram below entitled “Second Quarter 2008 vs. Second Quarter 2007 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number of		Part of Publicly	Yet Be Purchased
	Shares Purchased	(b) Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs(2)(3)	Programs
April 1 — April 30, 2008	11,529	17.27	—	16,073,578
May 1 — May 31, 2008	104,381	18.44	—	16,073,578
June 1 — June 30, 2008	62,223	19.44	—	16,073,578

Total	178,133	18.72	—

(1)	We repurchased an aggregate of 178,133 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our share-based compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our share-based compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

(3)	On January 23, 2008, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an additional 15,000,000 shares of our common stock
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual shareholders’ meeting on May 19, 2008.
     The following individuals were elected to serve as Directors by the votes set forth below:

Director	For Votes	Withheld Votes
Richard B. Handler	105,419,190	9,216,988
Brian P. Friedman	105,572,308	10,063,870
W. Patrick Campbell	98,660,493	16,975,685
Richard G. Dooley	96,943,523	18,692,655
Robert E. Joyal	101,183,671	14,452,507
Michael T. O’Kane	101,241,824	14,394,354
Ian Cumming	111,236,313	4,399,865
Joseph Steinberg	111,566,469	4,069,709
     The Amended and Restated 2003 Incentive Compensation Plan was approved by the votes set forth below.

For Votes 67,051,605	Votes Against 46,840,681	Votes Abstain 1,743,893

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1	Summary of the 2008 Executive Compensation Total Direct Pay Program for Messrs. Handler, Friedman, Broadbent and Feller is incorporated herein by reference to Exhibit 10 of Registrant’s Form 10-Q filed on May 12, 2008.

10.2	Investment Agreement by and between Leucadia National Corporation and Jefferies Group, Inc. dated as of April 20, 2008 is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 21, 2008.

10.3	Standstill Agreement by and between Leucadia National Corporation and Jefferies Group, Inc. dated as of April 20, 2008 is incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on April 21, 2008.

10.4	Amended and Restated 2003 Incentive Compensation Plan is incorporated herein by reference to Appendix 1 of Registrant’s proxy statement filed on April 16, 2008.

10.5*	Stock Purchase Agreement dated as of June 4, 2008 by and between Ian M. Cumming and Jefferies Group, Inc.

10.6*	Stock Purchase Agreement dated as of June 4, 2008 by and between STH Company, Inc.-A and Jefferies Group, Inc.

10.7*	Stock Purchase Agreement dated as of June 4, 2008 by and between The Joseph S. and Diane H. Steinberg 1992 Charitable Trust and Jefferies Group, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: August 11, 2008	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)