Form 10-Q
period 2008-09-30
JEFFERIES GROUP INC /DE/
filed 2008-11-10
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐       No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 163,473,293 shares as of the close of business November 5, 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$919,566	$897,872
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,226,233	614,949
Financial instruments owned, including securities pledged to creditors of $577,861 and $1,087,906 in 2008 and 2007, respectively:
Corporate equity securities	1,721,068	2,266,679
Corporate debt securities	2,184,513	2,162,893
U.S. Government, federal agency and other sovereign obligations	289,086	730,921
Mortgage- and asset-backed securities	1,143,411	26,895
Loans	43,504	—
Derivatives	456,872	338,779
Investments at fair value	91,745	104,199
Other	328	2,889

Total financial instruments owned	5,930,527	5,633,255
Investments in managed funds	129,610	293,523
Other investments	129,805	78,715
Securities borrowed	8,281,663	16,422,130
Securities purchased under agreements to resell	3,496,365	3,372,294
Receivable from brokers, dealers and clearing organizations	2,092,531	715,919
Receivable from customers	744,559	764,833
Premises and equipment	146,056	141,472
Goodwill	352,275	344,063
Other assets	541,678	514,792

Total assets	$23,990,868	$29,793,817

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$16,033	$280,378
Financial instruments sold, not yet purchased:
Corporate equity securities	1,277,834	1,389,099
Corporate debt securities	1,562,253	1,407,387
U.S. Government, federal agency and other sovereign obligations	320,400	206,090
Derivatives	398,359	327,076
Other	221	314

Total financial instruments sold, not yet purchased	3,559,067	3,329,966
Securities loaned	4,934,717	7,681,464
Securities sold under agreements to repurchase	6,678,345	11,325,562
Payable to brokers, dealers and clearing organizations	1,537,273	878,740
Payable to customers	1,983,685	1,415,803
Accrued expenses and other liabilities	666,193	627,597

	19,375,313	25,539,510
Long-term debt	1,764,353	1,764,067
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	539,691	603,696

Total liabilities	21,804,357	28,032,273

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 170,304,533 shares in 2008 and 155,375,808 shares in 2007	17	16
Additional paid-in capital	1,444,654	1,115,011
Retained earnings	857,883	1,031,764
Less:
Treasury stock, at cost, 6,875,479 shares in 2008 and 30,922,634 shares in 2007	(103,914)	(394,406)
Accumulated other comprehensive (loss) income:
Currency translation adjustments	(10,302)	10,986
Additional minimum pension liability	(1,827)	(1,827)

Total accumulated other comprehensive (loss) income	(12,129)	9,159

Total stockholders’ equity	2,186,511	1,761,544

Total liabilities and stockholders’ equity	$23,990,868	$29,793,817

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Commissions	$113,416	$95,652	$329,588	$255,778
Principal transactions	(3,430)	47,325	138,303	320,804
Investment banking	130,125	189,780	338,704	582,988
Asset management fees and investment (loss) income from managed funds	(3,431)	(6,283)	(17,748)	29,586
Interest	209,183	334,056	624,614	845,957
Other	7,388	6,434	20,302	21,480

Total revenues	453,251	666,964	1,433,763	2,056,593
Interest expense	178,605	332,540	565,839	837,900

Revenues, net of interest expense	274,646	334,424	867,924	1,218,693

Non-interest expenses:
Compensation and benefits	246,186	183,503	783,651	662,771
Floor brokerage and clearing fees	18,946	19,155	50,482	50,264
Technology and communications	31,500	26,120	91,894	71,980
Occupancy and equipment rental	19,205	20,280	56,898	56,315
Business development	11,228	13,791	35,106	38,980
Other	25,342	16,254	66,440	51,178

Total non-interest expenses	352,407	279,103	1,084,471	931,488

(Loss) earnings before income taxes and minority interest	(77,761)	55,321	(216,547)	287,205
Income taxes	(6,090)	21,608	(59,966)	107,312

(Loss) earnings before minority interest	(71,671)	33,713	(156,581)	179,893
Minority interest in (loss) earnings of consolidated subsidiaries, net	(40,367)	(5,060)	(60,355)	11,026

Net (loss) earnings	$(31,304)	$38,773	$(96,226)	$168,867

(Loss) earnings per share:
Basic	$(0.18)	$0.27	$(0.60)	$1.19
Diluted	$(0.18)	$0.26	$(0.60)	$1.12

Weighted average shares:
Basic	173,757	142,822	160,458	141,905
Diluted	173,757	155,480	160,458	153,911
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	Nine months	Year
	ended	ended
	September 30, 2008	December 31, 2007
Common stock, par value $0.0001 per share
Balance, beginning of period	$16	$14
Issued	1	2

Balance, end of period	17	16

Additional paid in capital
Balance, beginning of period	1,115,011	876,393
Benefit plan share activity (1)	50,244	38,053
Share-based amortization expense	138,079	144,382
Proceeds from exercise of stock options	743	5,233
Acquisitions and contingent consideration	5,647	9,240
Tax benefits for issuance of share-based awards	7,114	41,710
Issuance of treasury stock	90,160	—
Dividend equivalents on restricted stock units	37,656	—

Balance, end of period	1,444,654	1,115,011

Retained earnings
Balance, beginning of period	1,031,764	952,263
Cumulative effect of adjustment from adoption of FIN 48	—	(410)
Net (loss) earnings	(96,226)	144,665
Dividends and dividend equivalents	(76,477)	(64,754)
Acquisition adjustments	(1,178)	—

Balance, end of period	857,883	1,031,764

Treasury stock, at cost
Balance, beginning of period	(394,406)	(254,437)
Purchases	(12,522)	(147,809)
Returns / forfeitures	(40,405)	(7,785)
Issued	343,419	15,625

Balance, end of period	(103,914)	(394,406)

Accumulated other comprehensive (loss) income
Balance, beginning of period	9,159	6,854
Currency adjustment, net of tax	(21,288)	1,222
Pension adjustment, net of tax	—	1,083

Balance, end of period	(12,129)	9,159

Total stockholders’ equity	$2,186,511	$1,761,544

Comprehensive income
Net (loss) earnings	$(96,226)	$144,665
Other comprehensive income, net of tax	(21,288)	2,305

Total comprehensive income	$(117,514)	$146,970

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(96,226)	$168,867
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	21,998	21,123
Accruals related to various benefit plans, stock issuances, net of forfeitures	147,919	133,959
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(617,039)	(246,019)
Minority interest	(60,355)	11,026
Decrease (increase) in receivables:
Securities borrowed	8,139,139	(9,636,234)
Brokers, dealers and clearing organizations	(1,351,409)	(798,746)
Customers	30,414	(87,043)
Increase in financial instruments owned	(266,946)	(1,629,313)
Increase in other investments	(51,090)	(35,417)
Decrease (increase) in investments in managed funds	167,326	(8,274)
Increase in securities purchased under agreements to resell	(124,071)	(909,335)
Increase in other assets	(26,993)	(111,017)
(Decrease) increase in payables:
Securities loaned	(2,746,747)	2,100,026
Brokers, dealers and clearing organizations	641,199	706,661
Customers	566,157	73,283
Increase in financial instruments sold, not yet purchased	241,723	395,024
(Decrease) increase in securities sold under agreements to repurchase	(4,647,217)	8,980,799
Increase (decrease) in accrued expenses and other liabilities	51,927	(176,154)

Net cash provided by (used in) operating activities	19,709	(1,046,784)

Cash flows from investing activities:
Cash paid for contingent consideration	(37,670)	(25,720)
Business acquisitions, net of cash received	—	(33,446)
Deconsolidation of asset management entity	(63,665)	—
Purchase of premises and equipment	(21,500)	(50,393)

Net cash used in investing activities	(122,835)	(109,559)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from financing activities
Tax benefit from the issuance of share-based awards	7,114	38,263
Proceeds from reorganization of high yield secondary market trading	—	354,256
Redemption of capital units related to our reorganization of high yield secondary market trading	—	(25,780)
Repayment of long-term debt	—	(100,000)
Net proceeds from (payments on):
Equity financing	433,579	—
Bank loans	(269,717)	399,806
Termination of interest rate swaps	—	8,452
Issuance of senior notes	—	593,176
Minority interest holders of consolidated subsidiaries related to high yield secondary market trading	(5,700)	—
Minority interest holders of consolidated subsidiaries related to asset management activities	(660)	3,586
Repurchase of treasury stock	(12,522)	(61,766)
Dividends	(38,821)	(49,061)
Exercise of stock options, not including tax benefits	743	3,652

Net cash provided by financing activities	114,016	1,164,584

Effect of foreign currency translation on cash and cash equivalents	10,804	57

Net increase in cash and cash equivalents	21,694	8,298

Cash and cash equivalents — beginning of period	897,872	513,041

Cash and cash equivalents — end of period	$919,566	$521,339

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$599,838	$828,671
Income taxes	$(20,713)	$34,722
Non-cash proceeds from reorganization of high yield secondary market trading	$—	$230,169
On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation (“Leucadia”) of approximately $100 million. In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. During the second quarter of 2008, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.
During the third quarter of 2008, we deconsolidated an entity related to our asset management activities due to changes in the nature and level of our investment in the entity. Prior to deconsolidation, total assets (including cash and cash equivalents) and total liabilities of the entity were $79.6 million and $22.8 million, respectively, and minority interest related to the entity was $0.7 million. Upon deconsolidation , we recorded an investment in this entity of $56.1 million, which is included in investments in managed funds on our Consolidated Statements of Financial Condition.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

\

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary,” including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.
On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation (“Leucadia”) of approximately $100 million. In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. During the second quarter of 2008, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.
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
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited partnerships. We act as general partner for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by Emerging Issues Task Force (“EITF”) EITF Issue No. 04-5, Determining Whether a General Partner, or

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $12.4 million and $11.1 million for the three month period ended September 30, 2008 and 2007, respectively, and $32.7 million and $27.7 million for the nine month period ended September 30, 2008 and 2007, respectively. We account for the cost of these arrangements on an accrual basis. Our accounting policy for commission revenues incorporates the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
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
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $3.1 million and $2.0 million for the three month period ended September 30, 2008 and 2007, respectively, and totaled approximately $10.7 million and $7.8 million for the nine month period ended September 30, 2008 and 2007, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts in principal transactions in the Consolidated Statements of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as interest expense. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in other comprehensive (loss) income. Gains or losses resulting from foreign currency transactions are included in principal transactions in the Consolidated Statements of Earnings.
Financial Instruments Owned and Financial Instruments Sold, not yet Purchased and Fair Value
Financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value, either through the fair value option election or as required by other accounting pronouncements. These instruments primarily represent our trading activities and include both cash and derivative products. Realized and unrealized gains and losses are recognized in principal transactions in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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
The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations (such as counterparty, credit, concentration or liquidity) derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price, primarily quoted exchange prices. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices for actual executed market transactions. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds and agency and non-agency mortgage-backed securities. Approximately 90% of our Level 2 cash products are valued based on broker quotations and pricing service data. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and Alt-A and subprime non-agency mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.
Derivative products – Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, interest rate swaps, commodity swaps, debt and equity option contracts and to-be-announced (“TBA”) securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.
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
Other Investments
Other investments includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Other investments are accounted for on the equity method or at cost, as appropriate.

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
Securities Borrowed and Securities Loaned
Securities borrowed and securities loaned are carried at cost. In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
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
We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
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
Goodwill
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value, calculated based on earnings and book value multiples, of each reporting unit with its estimated net book value, by estimating the amount of stockholders’ equity required to support each reporting unit. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
impairment charge is recorded and the magnitude of such a charge. We have completed our annual assessment of goodwill as of September 30, 2008 and no impairment has been identified.
Income Taxes
We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation, deferred compensation, unrealized gains and losses on investments and tax amortization on intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. Tax credits are recorded as a reduction of income taxes when realized.
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
Securitization Activities
We engage in securitization activities related to residential mortgage-backed securities. Generally, such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 require enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for our year end consolidated financial statements as of December 31, 2008.
FSP FAS 157-3. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 is effective October 10, 2008 and should be applied prospectively. We do not believe that FSP FAS 157-3 will have a significant impact on our current fair value measurements.
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
Note 2. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30, 2008	December 31, 2007
Cash and cash equivalents:
Cash in banks	$720,845	$248,174
Money market investments	198,721	649,698

Total cash and cash equivalents	919,566	897,872
Cash and securities segregated (1)	1,226,233	614,949

	$2,145,799	$1,512,821

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30, 2008		December 31, 2007
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,721,068	$1,277,834	$2,266,679	$1,389,099
Corporate debt securities	2,184,513	1,562,253	2,162,893	1,407,387
U.S. Government, federal agency and other sovereign obligations	289,086	320,400	730,921	206,090
Mortgage- and asset-backed securities	1,143,411	—	26,895	—
Loans	43,504	—	—	—
Derivatives	456,872	398,359	338,779	327,076
Investments at fair value	91,745	—	104,199	—
Other	328	221	2,889	314

	$5,930,527	$3,559,067	$5,633,255	$3,329,966

We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking activities and certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. Loans and investments at fair value are included in financial instruments owned and loan commitments are included in financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30, 2008	December 31, 2007
Corporate equity securities	$576,239	$985,783
Corporate debt securities	1,622	102,123

	$577,861	$1,087,906

At September 30, 2008 and December 31, 2007, the approximate fair value of collateral received by us that may be sold or repledged by us was $11.4 billion and $19.8 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At September 30, 2008 and December 31, 2007, a substantial portion of this collateral received by us had been sold or repledged.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of September 30, 2008 and December 31, 2007 by level within the fair value hierarchy (in thousands of dollars):

	As of September 30, 2008
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$1,716,405	$3,351,066	$270,935	$—	$5,338,406
Loans	—	26,727	16,777	—	43,504
Derivative instruments	388,171	739,157	—	(670,456)	456,872
Investments at fair value	—	—	91,745	—	91,745

Total financial instruments owned	2,104,576	4,116,950	379,457	(670,456)	5,930,527
Level 3 assets for which the firm does not bear economic exposure (1)			(81,394)

Level 3 assets for which the firm bears economic exposure			298,063

Liabilities:
Financial instruments sold, not yet purchased:
Securities	1,457,485	1,703,160	63	—	3,160,708
Derivative instruments	271,869	419,040	18,765	(311,315)	398,359

Total financial instruments sold, not yet purchased	1,729,354	2,122,200	18,828	(311,315)	3,559,067

(1)	Consists of Level 3 assets which are attributable to minority investors or attributable to employee interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2007
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$2,122,640	$2,819,240	$248,397	$—	$5,190,277
Derivative instruments	316,176	118,905	—	(96,302)	338,779
Investments at fair value	—	—	104,199	—	104,199

Total financial instruments owned	2,438,816	2,938,145	352,596	(96,302)	5,633,255
Level 3 assets for which the firm does not bear economic exposure (1)			(106,106)

Level 3 assets for which the firm bears economic exposure			246,490

Liabilities:
Financial instruments sold, not yet purchased:
Securities	1,425,789	1,568,398	8,703	—	3,002,890
Derivative instruments	243,553	642,507	12,929	(571,913)	327,076

Total financial instruments sold, not yet purchased	1,669,342	2,210,905	21,632	(571,913)	3,329,966

(1)	Consists of Level 3 assets which are attributable to minority investors or attributable to employee interests in certain consolidated entities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended September 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended September 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments -	instruments -	instruments	instruments
	Assets	- Liabilities	Assets	Liabilities	Investments
Balance, June 30, 2008	$405,850	$(47,804)	$727	$(33,921)	$90,111
Total gains/ (losses) (realized and unrealized) (1)	(29,279)	—	—	15,156	364
Purchases, sales, settlements, and issuances	(45,415)	46,502	(727)	—	1,271
Net transfers in and/or (out) of Level 3	(43,444)	1,239	—	—	—

Balance, September 30, 2008	$287,712	$(63)	$—	$(18,765)	$91,746

Change in unrealized gains/(losses) relating to instruments still held at September 30, 2008 (1)	$(34,028)	$—	$—	$15,156	364

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended September 30, 2007
	Non-derivative	Non-derivative
	instruments -	instruments -
	Assets	Liabilities	Investments
Balance, June 30, 2007	$252,695	$2,835	$92,923
Total gains/ (losses) (realized and unrealized) (1)	8,358	45	12,854
Purchases, sales, settlements, and issuances	170,659	(803)	(227)
Net transfers in and/or out of Level 3	(17,341)	20,000	—

Balance, September 30, 2007	$414,371	$22,077	$105,550

Change in unrealized gains/ (losses) relating to instruments still held at September 30, 2007 (1)	$10,072	$(5)	$12,854

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the nine months ended September 30, 2008 and 2007 (in thousands of dollars):

	Nine Months Ended September 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments -	instruments -	instruments -	instruments -
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, December 31, 2007	$248,397	$(8,703)	$—	$(12,929)	$104,199
Total gains/ (losses) (realized and unrealized) (1)	(39,669)	343	184	7,945	(4,312)
Purchases, sales, settlements, and issuances	74,222	6,806	(727)	8,577	(8,141)
Net transfers in and/or (out) of Level 3	4,762	1,491	543	(22,358)	—

Balance, September 30, 2008	$287,712	$(63)	$—	$(18,765)	$91,746

Change in unrealized gains/ (losses) relating to instruments still held at September 30, 2008 (1)	$(20,067)	$—	$—	$6,743	(4,312)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Nine Months Ended September 30, 2007
	Non-derivative	Non-derivative
	instruments -	instruments -
	Assets	Liabilities	Investments
Balance, December 31, 2006	$205,278	$—	$97,289
Total gains/ (losses) (realized and unrealized) (1)	5,575	45	21,515
Purchases, sales, settlements, and issuances	220,292	515	(13,254)
Net transfers in and/or out of Level 3	(16,774)	21,517	—

Balance, September 30, 2007	$414,371	$22,077	$105,550

Change in unrealized gains/ (losses) relating to instruments still held at September 30, 2007 (1)	$(11,292)	$(5)	$21,515

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.
Note 4. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of September 30, 2008 and December 31, 2007. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $16.0 million and $280.4 million of outstanding unsecured bank loans as of September 30, 2008 and December 31, 2007, respectively. Average daily bank loans for the nine month period ended September 30, 2008 and the year ended December 31, 2007 were $122.6 million and $267.1 million, respectively.
Note 5. Long-Term Debt
The following summarizes long-term debt outstanding at September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30, 2008	December 31, 2007
7.75% Senior Notes, due 2012, net of unamortized discount of $3,287 (2008)	$328,444	328,594
5.875% Senior Notes, due 2014, net of unamortized discount of $1,446 (2008)	248,554	248,402
5.5% Senior Notes, due 2016, net of unamortized discount of $1,362 (2008)	348,638	348,501
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,693 (2008)	346,307	346,236
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,590 (2008)	492,410	492,334

	$1,764,353	$1,764,067

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
Note 6. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of September 30, 2008, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 7. Income Taxes
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of adoption, we recognized a $0.4 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statements of Financial Condition. As of September 30, 2008 and December 31, 2007, we had approximately $12.4 million and $8.8 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.0 million and $5.7 million (net of federal benefit of state taxes) at September 30, 2008 and December 31, 2007, respectively.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2000. Substantially all material state and local and foreign income tax matters have been concluded for the years through 2000. New York State and New York City income tax returns for the years 2001 through 2004 and 2000 through 2002, respectively, are currently under examination. The final outcome of these examinations is not yet determinable. However, management anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of September 30, 2008 and December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.6 million and $1.4 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 8. Benefit Plans
The following summarizes the net periodic pension cost for the three month and nine month periods ended September 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net pension cost included the following components:
Service cost (1)	$31	$69	$169	$207
Interest cost on projected benefit obligation	671	599	1,860	1,779
Expected return on plan assets	(825)	(833)	(2,287)	(2,089)
Amortization of net loss	—	(141)	—	141

Net periodic pension (income) cost	$(123)	$(306)	$(258)	$38

(1)	Service costs relates to administrative expenses incurred during the three and nine month periods.
We contributed $2.0 million to our pension plan during the nine months ended September 30, 2008 and we do not anticipate contributing more during the remainder of 2008. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.
Note 9. Minority Interest
Under FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”), certain minority interests in consolidated entities may meet the definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the entity, net of estimated liquidation costs. Our consolidated financial statements include certain minority interests that meet the definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”). The mandatorily redeemable minority interests are entitled to a pro rata share of the profits and losses of JHYH, as set forth in JHYH’s organization agreements, and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. A certain portion of these mandatorily redeemable minority interests represents investments from Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”), and are eliminated in consolidation as JSOP and JESOP are included within our consolidated group. The carrying amount of the mandatorily redeemable minority interests, after consolidation, was approximately $313.9 million at September 30, 2008.
Minority interest also includes the minority equity holders’ proportionate share of the equity of JSOP and JESOP. At September 30, 2008, minority interest related to JSOP and JESOP was approximately $188.3 million and $24.7 million, respectively.
At September 30, 2008, we had other minority interests of approximately $12.8 million primarily related to our consolidated asset management entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 10. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net (loss)/ earnings	$(31,304)	$38,773	$(96,226)	$168,867
Add: Convertible preferred stock dividends	—	1,016	—	3,048

Net earnings for diluted earnings per share	$(31,304)	$39,789	$(96,226)	$171,915

Shares:
Average shares used in basic computation	173,757	142,822	160,458	141,905
Unvested restricted stock / restricted stock units	—	8,351	—	7,462
Stock options	—	236	—	480
Convertible preferred stock	—	4,071	—	4,064

Average shares used in diluted computation	173,757	155,480	160,458	153,911

(Loss)/ earnings per share:
Basic	$(0.18)	$0.27	$(0.60)	$1.19
Diluted	$(0.18)	$0.26	$(0.60)	$1.12
As a result of the net loss that was recorded in the three month and nine month periods ended September 30, 2008, our diluted (loss) per share for those periods does not assume the dilutive effects of unvested restricted stock and restricted stock units, the exercise of stock options or the conversion of our mandatorily redeemable convertible preferred stock as this would result in an antidilutive per-share amount. Therefore, our diluted (loss) per share equal our basic (loss) per share for the three month and nine month periods ended September 30, 2008.
Note 11. Derivative Financial Instruments
Off-Balance Sheet Risk
We have contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to resell, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
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
A significant portion of our derivative activities are performed by Jefferies Financial Products, LLC (“JFP”). JFP is a market maker in commodity index products and a trader in commodity futures and options. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral and margin agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. JFP maintains credit intermediation facilities with highly rated European banks (the “Banks”), which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Banks. The Banks simultaneously enter into offsetting transactions with JFP and receive a fee from JFP for providing credit support. In certain cases, JFP is responsible to the Banks for the performance of JFP’s customers.
The following table presents the fair value of derivatives at September 30, 2008 and December 31, 2007. The fair value of assets/liabilities related to derivative contracts at September 30, 2008 and December 31, 2007 represent our receivable/payable for derivative financial instruments, gross of related collateral received and pledged:

	September 30, 2008		December 31, 2007
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Swaps (1)	$544,933	$180,266	$2,424	$417,020
Option contracts (1)	410,676	379,043	355,119	404,525
Forward contracts	6,140	5,779	3,348	3,254

Total	$961,749	$565,088	$360,891	$824,799

(1)	Option and swap contracts in the table above are gross of collateral received and/ or collateral pledged. Option and swap contracts are recorded net of collateral received and/ or collateral pledged on the Consolidated Statements of Financial Condition. At September 30, 2008, collateral received and collateral pledged were $504.8 million and $166.7 million, respectively. At December 31, 2007, collateral received and collateral pledged were $22.1 million and $497.7 million, respectively.
The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of September 30, 2008 (in thousands):

	OTC derivative assets
				Cross-
	0 – 12	1 – 5	5 – 10	Maturity
	Months	Years	Years	Netting	Total
Commodity swaps	$545,945	$—	$—	$(1,012)	$544,933
Commodity options	6,280	20,948	—	—	27,228
Equity options	935	—	—	—	935
Forward contracts	7,910	—	—	(1,770)	6,140

Total	$561,070	$20,948	$—	$(2,782)	$579,236

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities
				Cross-
	0 – 12	1 – 5	5 – 10	Maturity
	Months	Years	Years	Netting	Total
Commodity swaps	$123,216	$1,012	$—	$(1,012)	$123,216
Credit default swaps	—	327	—	—	327
Total return swaps	—	53,154	—	—	53,154
Interest rate swaps	—	—	3,569	—	3,569
Commodity options	15,987	59,352	—	—	75,339
Equity options	8,437	122	18,765	—	27,324
Forward contracts	5,779	1,770	—	(1,770)	5,779

Total	$153,419	$115,737	$22,334	$(2,782)	$288,708

At September 30, 2008, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

	Total pre-credit	Credit enhancement	Total post- credit enhancement
	enhancement netting	netting (1)	netting

Counterparty credit quality:
A or higher	$573,547	(898)	572,649
B to BBB	—	—	—
Lower than B	—	—	—
Unrated	6,587	—	6,587

Total	$580,134	(898)	579,236

(1)	Credit enhancement netting relates to JFP credit intermediation facilities with AA-rated European banks.
Note 12. Other Comprehensive Income (Loss), Net of Tax
The following summarizes accumulated other comprehensive income (loss) at September 30, 2008 and other comprehensive income (loss) for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income
Beginning at June 30, 2008	$12,911	$(1,827)	$11,084
Change in third quarter of 2008	(23,213)	—	(23,213)

Ending at September 30, 2008	$(10,302)	$(1,827)	$(12,129)

The following summarizes accumulated other comprehensive income (loss) at September 30, 2007 and other comprehensive income (loss) for the three months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning at June 30, 2007	$11,153	$(2,910)	$8,243
Change in third quarter of 2007	4,423	—	4,423

Ending at September 30, 2007	$15,576	$(2,910)	$12,666

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Comprehensive (loss)/ income for the three months ended September 30, 2008 and 2007 was as follows (in thousands of dollars):

	September 30,	September 30,
	2008	2007
Net (loss)/ earnings	$(31,304)	$38,773
Other comprehensive loss	(23,213)	4,423

Comprehensive (loss)/ income	$(54,517)	$43,196

The following summarizes accumulated other comprehensive income (loss) at September 30, 2008 and other comprehensive income (loss) for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income
Beginning at December 31, 2007	$10,986	$(1,827)	$9,159
Change in first nine months of 2008	(21,288)	—	(21,288)

Ending at September 30, 2008	$(10,302)	$(1,827)	$(12,129)

The following summarizes accumulated other comprehensive income (loss) at September 30, 2007 and other comprehensive income (loss) for the nine months then ended (in thousands of dollars):

		Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustment	Income (Loss)
Beginning at December 31, 2006	$9,764	$(2,910)	$6,854
Change in first nine months of 2007	5,812	—	5,812

Ending at September 30, 2007	$15,576	$(2,910)	$12,666

Comprehensive (loss)/ income for the nine months ended September 30, 2008 and 2007 was as follows (in thousands of dollars):

	September 30,	September 30,
	2008	2007
Net (loss)/ earnings	$(96,226)	$168,867
Other comprehensive (loss) income	(21,288)	5,812

Comprehensive (loss) income	$(117,514)	$174,679

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
As of September 30, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$450,020	$402,806
Jefferies Execution	$20,553	$20,303
Jefferies High Yield Trading	$628,045	$627,795
Note 14. Commitments, Contingencies and Guarantees
     The following table summarizes other commitments and guarantees at September 30, 2008:

		Maturity Date
	Notional /			2010	2012	2014
	Maximum			and	and	and
	Payout	2008	2009	2011	2013	Later
	(Dollars in Millions)
Standby letters of credit	$212.8	$202.2	$10.5	$0.1	—	—

Bank credit	$40.7	—	—	—	$36.0	$4.7

Equity commitments	$455.1	—	$0.1	$1.6	$2.0	$451.4

Loan commitments	$407.9	$315.0	$67.2	$23.7	$2.0	—

Derivative contracts	$1,518.0	$825.3	$657.7	$30.0	$5.0	—
Standby Letters of Credit. In the normal course of business, we had letters of credit outstanding aggregating $212.8 million at September 30, 2008, mostly to satisfy various collateral requirements in lieu of depositing cash or securities. These letters of credit have a minimal carrying amount. As of September 30, 2008, there were no draw downs on these letters of credit.
Bank Credit. As of September 30, 2008, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($9.3 million of which is undrawn) of associated investment vehicles in which we have an interest. Also, we have provided a guarantee to a third-party bank in connection with the bank’s extension of 500 million Japanese yen (approximately $4.7 million) to Jefferies (Japan) Limited.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies Finance LLC is $500 million as of September 30, 2008. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services. As of September 30, 2008, we have funded $80.0 million of our aggregate $250.0 million commitment leaving $170.0 million unfunded.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of September 30, 2008, we have an aggregate commitment to invest equity of approximately $22.3 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).
We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of September 30, 2008, leaving $250.0 million unfunded.
As of September 30, 2008, we had other equity commitments to invest up to $12.8 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment-banking and other clients in loan syndication, acquisition-finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of September 30, 2008, we had $389.2 million of loan commitments outstanding to clients.
On August 11, 2008, we entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of September 30, 2008, we have funded approximately $31.3 million of the aggregate principal balance leaving approximately $18.7 million unfunded. (See Note 21 for additional discussion of the credit agreement with JCP V.)
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At September 30, 2008, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $1,518.0 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At September 30, 2008, the fair value of such derivative contracts approximated $195.0 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the FIN 45 definition of a guarantee consistent with our risk management policies.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 15. Segment Reporting
The Capital Markets reportable segment includes our traditional securities brokerage trading activities, including the results of our high yield secondary market trading activities, and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises a number of interrelated divisions. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended September 30, 2008
Net revenues	$275.1	$(0.5)	$274.6
Expenses	341.0	11.4	352.4

Loss before income taxes and minority interest	$(65.9)	$(11.9)	$(77.8)

Nine months ended September 30, 2008
Net revenues	$867.3	$0.6	$867.9
Expenses	1,044.6	39.9	1,084.5

Loss before income taxes and minority interest	$(177.3)	$(39.3)	$(216.6)

Segment assets	$23,785.3	$205.6	$23,990.9

Three months ended September 30, 2007
Net revenues	$342.0	$(7.6)	$334.4
Expenses	274.5	4.6	279.1

Earnings before income taxes and minority interest	$67.5	$(12.2)	$55.3

Nine months ended September 30, 2007
Net revenues	$1,193.0	$25.7	$1,218.7
Expenses	905.2	26.3	931.5

Earnings before income taxes and minority interest	$287.8	$(0.6)	$287.2

Segment assets	$31,306.3	$296.1	$31,602.4

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the three month and nine month periods ended September 30, 2008 and 2007 (amounts in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Americas (1)	$228,330	$289,062	$707,419	$1,059,884
Europe	38,678	41,855	146,201	146,204
Asia (including Middle East)	7,638	3,507	14,304	12,605

Net Revenues	$274,646	$334,424	$867,924	$1,218,693

(1)	Substantially all relates to U.S. results.
Note 16. Goodwill
The following is a summary of goodwill activity for the nine months ended September 30, 2008 (in thousands of dollars):

Nine Months Ended September 30, 2008
Balance, at December 31, 2007	$344,063
Add: Contingent consideration	9,936
Less: Acquisition adjustment	(1,724)

Balance, at September 30, 2008	$352,275

We acquired LongAcre Partners Limited in May 2007.
We acquired Putnam Lovell Investment banking business (“Putnam”) in July 2007. The purchase price of the Putnam acquisition was $14.7 million in cash and the acquisition did not contain any contingencies related to additional consideration.
The acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended June 30, 2007, the Broadview International LLC contingency for additional consideration was modified and all remaining contingencies have been accrued as of June 30, 2007. The Quarterdeck Investment Partners, LLC contingency expired on December 31, 2007. During the nine month period ended September 30, 2008, we paid approximately $37.7 million in cash related to contingent consideration that had been earned during the current year or prior periods.
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
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter
2008	$0.125	$0.125	$0.000
2007	$0.125	$0.125	$0.125
No dividends have been declared or paid in the fourth quarter.
During the nine months ended September 30, 2008, we recognized dividend equivalents of $34.4 million distributed on restricted stock units that were granted in prior periods, but which had not previously been charged against retained earnings.
Note 18. Securitization Activities and Variable Interest Entities (“VIEs”)
Securitization Activities
Special purpose entities (“SPEs”) are typically used in such securitization transactions. We do not consolidate certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPEs”), if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold. The determination of whether a SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and non-excessive.
We derecognize financial assets transferred in securitizations, provided we have relinquished control over such assets. Transferred assets are carried at fair value prior to securitization, with unrealized gains and losses reflected in principal transactions in the Consolidated Statements of Earnings. We act as underwriter of the beneficial interests issued by securitization vehicles. Net revenues are recognized in connection with these underwriting activities.
During the three and nine month period ended September 30, 2008, we transferred assets of $157.8 million and $157.8 million, respectively as part of our securitization activities, received proceeds of $178.2 million and $178.2 million, respectively, and recognized net revenues of $3.9 million and $3.9 million, respectively. At September 30, 2008, we did not retain any interest in these securitizations.
Variable Interest Entities
Variable interest entities (“VIEs”) are defined in FIN 46(R) as entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.

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
We also hold significant variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. The following table presents total assets in these nonconsolidated VIEs and our maximum exposure to loss associated with these non-consolidated VIEs in which we hold a significant variable interests at September 30, 2008 (in millions):

		Maximum
		exposure to
		loss in non-
		consolidated
	VIE Assets	VIEs
Managed CLOs	$1,223.0	$10.3
Third Party Managed CLO	539.4	22.0
Mortgage and Asset-Backed Vehicles (1)	13,626.2	70.7

Total	$15,388.6	$103.0

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at September 30, 2008.
Managed CLOs. We own significant variable interests in various managed collateralized loan obligations (“CLOs”) for which we are not the primary beneficiary, and therefore, do not consolidate these entities. Our exposure to loss is limited to our capital contributions. Our investments in these VIEs are accounted for under the equity method and are included in investments in managed funds on our Consolidated Statements of Financial Condition.
Third Party Managed CLO. We have significant variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO. This VIE has assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in this VIE consists of debt securities. The fair value of our interests in this VIE consist of a direct interest and an indirect interest via Jefferies Finance. The direct investment is accounted for at fair value and included in financial instruments owned in our Consolidated Statements of Financial Condition.
Mortgage and Asset-Backed Vehicles. We purchase and sell variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities, in connection with our trading and market-making activities. Our variable interests in these VIEs consist of debt securities and are accounted for at fair value and included in financial instruments owned on our Consolidated Statements of Financial Condition.

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
Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that JHYH meets the definition of a variable interest entity. We are the primary beneficiary of JHYH and consolidate JHYH. Assets of JHYH were $1.1 billion as of September 30, 2008. JHYH’s net revenue and formula-determined non-interest expenses for the three month period ended September 30, 2008 amounted to $(53.9) million and $11.6 million, respectively. JHYH’s net revenue and formula-determined non-interest expenses for the nine month period ended September 30, 2008 amounted to $(63.4) million and $34.5 million, respectively. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH.
Note 20. Compensation Plans
We sponsor the following non-share-based employee incentive plans:
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP for the three month and nine month periods ended September 30, 2008 and 2007.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which include a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.6 million and $1.8 million for the three month periods and $8.3 million and $7.7 million for the nine month periods ended September 30, 2008 and 2007, respectively.

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
The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture until the requisite service has been provided. Grants of restricted stock are generally subject to annual ratable vesting over a five year period (i.e., 20% of the number of shares granted vests each year for a five year award) with provisions related to retirement eligibility. In addition, vested shares are subject to transferability restrictions that lapse at the end of the award term. With certain exceptions, the employee must remain with us for several years after the date of grant to receive the full number of shares granted. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. Restricted stock units are generally subject to forfeiture conditions similar to those of our restricted stock awards. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued to the extent there are dividends declared on our common stock.
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
Deferred Compensation Plan. We also have a Deferred Compensation Plan which was established in 2001. In 2008, 2007 and 2006, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing it in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. As of the third quarter of 2008, the change in fair value of the specified other alternative investments are recognized in investment income and changes in the corresponding deferral compensation liability are reflected as compensation and benefits expense in our Consolidated Statements of Earnings. Prior financial statement periods have not been adjusted for this change in presentation as the impact of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
such change does not have a material impact on the related line items within the Consolidated Statements of Earnings for each of the periods presented.
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost for the three month period ended September 30, 2008 and 2007 was $0.2 million and $0.2 million, respectively, and for the nine month period ended September 30, 2008 and 2007 was $0.8 million and $1.4 million, respectively. As of September 30, 2008, there were 5,258,000 DCP shares outstanding under the Plan.
FASB 123R
In accordance with FASB 123R, the fair value of share based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense on a straight-line basis over the related requisite service periods, which are generally five years. As of September 30, 2008, there was $360.7 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.6 years.
FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $7.1 million and $38.3 million related to share based compensation in cash flows from financing activities for the nine month periods ended September 30, 2008 and 2007, respectively.
The total compensation cost of all share based awards, including awards under the Deferred Compensation Plan, was $36.9 million and $34.7 million for the three month periods ended September 30, 2008 and 2007, respectively, and $138.9 million and $109.0 million for the nine month periods ended September 30, 2008 and 2007, respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing common stock from treasury.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units (“Share Based Awards”)
The following tables detail the activity of restricted stock and restricted stock units:

		Weighted
	Nine Months Ended	Average Grant
	September 30, 2008	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,317	$25.34
Grants	10,543	$16.88
Forfeited	(2,405)	$20.29
Vested	(2,073)	$22.26

Balance, end of period	13,382	$20.05

			Weighted
	Nine Months Ended		Average Grant
	September 30, 2008		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required (2)	Required	Required
Restricted stock units
Balance, beginning of year	14,879	17,246	$21.18	$10.18
Grants, includes dividends	5,089	846 (1)	$14.13	$2.34 (1)
Deferral expiration	—	(3,075)	$—	$12.95
Forfeited	(1,076)	(40)	$19.90	$21.76
Vested	(3,644)	3,644	$19.32	$19.32

Balance, end of period	15,248	18,621	$19.37	$11.12

(1)	Represents dividend equivalents on restricted stock units declared during the nine month period ending September 30, 2008.

(2)	Represents fully vested restricted stock units which are still subject to transferability restrictions.
The compensation cost associated with restricted stock and restricted stock units amounted to $36.7 million and $34.5 million for the three month period ended September 30, 2008 and 2007, respectively, and $138.1 million and $107.5 million for the nine month period ended September 30, 2008 and 2007, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Stock Options
The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There were no option grants subsequent to 2004. A summary of our stock option activity as of September 30, 2008 and changes during the nine month period then ended is presented below:
Dollars and shares in thousands, except per share data

		Weighted-
		Average
	Options	Exercise Price
Outstanding, December 31, 2007	204	$9.87
Exercised	(83)	$8.96
Expired	(42)	$7.87

Outstanding, September 30, 2008	79	$11.88

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $0.8 million and $6.2 million, respectively. Cash received from the exercise of stock options during the nine months ended September 30, 2008 and 2007 totaled $0.7 million and $3.7 million, respectively, and the tax benefit realized from stock options exercised during the nine months ended September 30, 2008 and 2007 was $0.3 million and $2.5 million, respectively.
The table below provides additional information related to stock options outstanding at September 30, 2008:
Dollars and shares in thousands, except per share data

	Outstanding
	Net of Expected	Options
September 30, 2008	Forfeitures	Exercisable
Number of options	79	79
Weighted-average exercise price	$11.88	$11.88
Aggregate intrinsic value	$831	$831
Weighted-average remaining contractual term, in years	2.51	2.51
At September 30, 2008, the intrinsic value of vested options was approximately $0.8 million for which tax benefits expected to be recognized in equity upon exercise are approximately $0.3 million.
Note 21. Related Party Transactions
On August 11, 2008, we entered into a Credit Agreement (the “Credit Facility”) with JCP Fund V Bridge Partners, LLC, a Delaware limited liability company ( “the Borrower”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million at any time until August 10, 2009. The Borrower is owned by its two managing members, including Brian P. Friedman, one of our directors and executive officers. The loans may be used by the Borrower to make investments that are expected to be sold to Jefferies Capital Partners V, L.P. (“Fund V”) upon its capitalization by third party investors. Fund V will be managed by a team led by Mr. Friedman.
The final maturity date of the Credit Facility is August 12, 2009, subject to a six-month extension at the option of the Borrower to February 11, 2010. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of September 30, 2008, loans in the aggregate principal amount of approximately $31.3

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
million were outstanding under the Credit Facility and recorded in other investments on the consolidated statements of financial condition.

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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30, 2008		December 31, 2007
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,721,068	$1,277,834	$2,266,679	$1,389,099
Corporate debt securities	2,184,513	1,562,253	2,162,893	1,407,387
U.S. Government, federal agency and other sovereign obligations	289,086	320,400	730,921	206,090
Mortgage- and asset-backed securities	1,143,411	—	26,895	—
Loans	43,504	—	—	—
Derivatives	456,872	398,359	338,779	327,076
Investments at fair value	91,745	—	104,199	—
Other	328	221	2,889	314

	$5,930,527	$3,559,067	$5,633,255	$3,329,966

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The availability of observable inputs can vary for different products. Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Greater judgment in valuation is required when inputs are less observable or unobservable in the marketplace and judgment must be applied in determining the appropriateness of available prices, particularly in assessing whether available data reflects current prices and/or reflects the results of recent market transactions. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment.
Level 3 assets were $379.5 million and $352.6 million as of September 30, 2008 and December 31, 2007, respectively, and represented approximately 6.4% and 6.1%, respectively, of total assets measured at fair value. At September 30, 2008, Level 3 assets consisted primarily of investments in hedge funds and private equity funds, unsecured bank loans and corporate bonds. Level 3 liabilities were $18.8 million and $21.6 million as of September 30, 2008 and December 31, 2007, respectively, and represented approximately 0.5% and 0.6%, respectively, of total liabilities measured at fair value.
During the quarter ended September 30, 2008, we had net transfers of assets of $43.4 million from Level 3 to Level 2. These reclassifications were primarily related to high yield corporate bonds as valuation inputs for these instruments became more observable with transparency from recently executed transactions and actionable quotes. During the quarter ended September 30, 2008, we had net transfers of liabilities of $1.2 million from Level 3 to Level 2. Net unrealized losses on Level 3 assets of $33.7 million for the quarter ended September 30, 2008 are attributed primarily to equity warrants due to declining underlying equity prices and increased market volatility, collateralized loan obligations due to widening corporate credit spreads during the quarter and certain trade claims due to increasing default probabilities, partially offset by somewhat improved prices for certain corporate bonds. Net unrealized gains on Level 3 liabilities of $15.2 million for the quarter ended September 30, 2008 are attributed to gains on short equity options due to decreases in underlying equity prices.
See Note 3, “Financial Instruments,” to the consolidated financial statements for information regarding the classification of our assets and liabilities measured at fair value.
Valuation Process for Financial Instruments — Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.
The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations (such as counterparty, credit, concentration or liquidity) derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price, primarily quoted exchange prices. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices for actual executed market transactions. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds and agency and non-agency mortgage-backed securities. Approximately 90% of our Level 2 cash products are valued based on broker quotations and pricing service data. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and Alt-A and subprime non-agency mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.
Derivative products — Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, interest rate swaps, commodity swaps, debt and equity option contracts and to-be-announced (“TBA”) securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Business Environment
During the third quarter of 2008, the U.S. markets experienced unprecedented challenges as credit contracted and economic growth slowed, and a number of major financial institutions faced serious problems. Concerns regarding future economic growth and corporate earnings, as well as illiquidity in the credit markets created challenging conditions for the equity markets which experienced significant broad-based declines over the quarter, with equity indices lower at the end of both the quarter and nine month periods of 2008 as compared to 2007. Subsequent to quarter end, difficult conditions have persisted within the equity markets with certain equity indices reaching their lowest levels in five years.
The financial landscape has also been altered dramatically over the course of the quarter and subsequently with the bankruptcy of Lehman Brothers Holdings Inc., acquisitions and consolidations of major financial institutions, the Federal Government assuming a conservatorship role of both the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association and the conversion of Goldman Sachs Group, Inc. and Morgan Stanley into bank holding companies. In early October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which, among other matters, enables the U.S. Treasury to purchase mortgage-related and other trouble assets from U.S. financial institutions.
Markets outside of the U.S. have recently experienced similar conditions with foreign governments taking similar actions within their border to provide liquidity to financial institutions and also, in some cases, assuming conservatorship roles over certain financial institutions.
The results of our operations for the three months and nine months ended September 30, 2008 reflect these challenging market factors, which contributed to declining inventory valuations and reduced levels of capital markets activity. Competitor consolidation and the destabilization of the financial markets during these periods have conversely had a positive impact on business prospects as we have seen new customer activity across many of our businesses.
A continuation of the volatile markets and unfavorable economic conditions of the third quarter could have a material adverse impact on our business and results of operations for the fourth quarter of 2008. In addition, the effects of the changes to the financial landscape that occurred during the third quarter and early into the fourth quarter could also have a material adverse impact on our business and results of operations for the fourth quarter of 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Consolidated Results of Operations
We recorded a net loss of $31.3 million for the quarter ended September 30, 2008, compared to net income of $38.8 million for the comparable third quarter of 2007. Net revenues (total revenues, net of interest expense) declined 18% to $274.6 million as challenging market conditions negatively affected certain of our businesses this quarter. Non-interest expenses of $352.4 million increased 26% from the third quarter of last year primarily due to increased compensation and benefit costs, increased technology and communications costs and losses incurred in connection with unwinding securities lending positions with Lehman Brothers as our counterparty. Diluted (loss) per share was $(0.18) for the quarter ended September 30, 2008 as compared to diluted earnings per share of $0.26 for the third quarter of 2007.
For the nine month period ended September 30, 2008, a net loss of $96.2 million was recorded, as compared to net income of $168.9 million for the nine months ended September 30, 2007. Net revenues decreased 29% to $867.9 million and non-interest expenses increased by 16% to $1,084.5 million for the comparable prior nine months. Diluted (loss) per share was $(0.60) compared with diluted earnings per share of $1.12 a year ago.
The effective tax rate was 7.8% for the third quarter of 2008, a decline in comparison to an effective tax rate of 39.1% for the third quarter of 2007, and was 27.7% and 37.4% for the nine month period ended September 30, 2008 and September 30, 2007, respectively. The decrease in our effective tax rate for the third quarter of 2008 was driven by an overall decrease in our expected tax rate for the full 2008 year, which in turn is driven by a decrease in forecasted profit before tax as a result of the net loss for the third quarter of 2008.
In April 2008, we sold 26,585,310 shares of our common stock to Leucadia National Corporation (“Leucadia”) (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion).
At September 30, 2008, we had 2,465 employees globally compared to 2,529 employees at the end of the third quarter of 2007 and 2,568 at December 31, 2007.
Revenues by Source
The Capital Markets reportable segment includes our traditional securities trading activities, including the results of our high yield secondary market trading activities as of the second quarter of 2007, and our investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following provides a breakdown of total revenues by source for the three month and nine month periods ended September 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Equity	$122,465	140,296	$409,800	457,916
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	56,213	16,502	159,380	103,073
High yield (2)	(61,304)	(7,387)	(80,987)	37,073

Total	(5,091)	9,115	78,393	140,146
Investment banking	130,125	189,780	338,704	582,988
Asset management fees and investment (loss) income from managed funds (3):
Asset management fees	3,804	5,369	14,847	22,114
Investment (loss) income from managed funds	(7,235)	(11,652)	(32,595)	7,472

Total	(3,431)	(6,283)	(17,748)	29,586
Interest revenue	209,183	334,056	624,614	845,957

Total revenues	$453,251	666,964	$1,433,763	2,056,593
Interest expense	178,605	332,540	565,839	837,900

Net revenues	$274,646	334,424	$867,924	1,218,693

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, mortgage-backed securities, convertible and commodities product revenue.

(2)	High yield revenue is comprised of 1) revenue generated by our high yield and distressed securities secondary market trading activities for the nine months ended September 2008 and for the period from April 2007 through September 2008 and 2) revenue generated by our pari passu share of high yield revenue during the first quarter of 2007.

(3)	Prior period amounts include asset management revenue from high yield funds recognized for the period from January 2007 through March 2007. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues for the third quarter of 2008 decreased $59.8 million, or 18%, to $274.6 million, compared to $334.4 million for the same quarter of 2007. The decrease was primarily due to declines in equities, high yield and investment banking revenues, offset by strong results from fixed income and commodities revenues (excluding high yield), which increased by 241% to $56.2 million for the third quarter of 2008. Net revenues were also impacted by an increase in net interest revenues (interest revenues net of interest expense) of $29.1 million for the third quarter to $30.6 million.
Net revenues were $867.9 million for the nine months ended September 30, 2008 and $1,218.7 million for the nine months ended September 30, 2007, a 29% decline, which is attributed to declines in revenues primarily in Jefferies High Yield Trading and to declines in investment banking and asset management revenues, partially offset by an increase in net interest revenues as we experienced significantly less favorable market conditions as compared with the same period last year.
Equity Revenues
Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing and prime brokerage, and execution product revenues. Total equities revenue for the third quarter of 2008 was $122.5 million, a decline of 13% from $140.3 million for the third quarter of 2007, primarily driven by principal transaction losses due to trading volatility and net write downs in equity trading, partially offset by an increase our equity customer sales and trading and equity finance businesses. Equities revenues generated in our customer businesses reflect strong customer activity in cash and derivative equity products driven by volatility in the global equity markets and an increase in customer base, including new customer business attributed to the expansion of our derivatives capabilities.
Total equities revenue was $409.8 million for the nine months ended September 30, 2008, as compared to $457.9 million for the comparable 2007 period, an 11% decrease. Core flow equity sales and trading revenue for the 2008 nine months increased from the prior 2007 nine months reflecting strong customer activity in cash and derivative equity products, prime brokerage activity and high trading volumes, which was more than offset by the decline in unique block trading opportunities which contributed to our 2007 period results..
Fixed Income and Commodities Revenue
Fixed income and commodities revenue is primarily comprised of commissions and principal transactions revenue from high yield and distressed securities, investment grade fixed income, convertible debt, mortgage-backed securities and commodities trading activities. Fixed income and commodities revenue (excluding high yield) was $56.2 million, up 241% from revenue of $16.5 million in the third quarter of 2007. The increase in the third quarter of 2008 reflected the continued growth of our fixed income businesses due to increased customer flow in our corporate bond, emerging markets and mortgage trading businesses, in part due to declining competition, which was partially offset by net principal transaction losses in our convertibles and commodities trading activities given market volatility in that sector for the quarter. High yield recognized a loss of $61.3 million for the quarter ended September 30, 2008, as compared to high yield losses of $7.4 million for the comparable period of 2007, which is attributed primarily to unrealized principal transaction losses, partially offset by increased commission revenue. Of the losses recognized in Jefferies High Yield Trading (our high yield and distressed securities trading and investment business), approximately 60% of such losses are allocated to the minority investors.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
For the nine months ended September 30, 2008, fixed income and commodities revenue (excluding high yield) was $159.4 million, up from revenue of $103.1 million for the nine month 2007 comparable period driven primarily by strong performance in our corporate bond and mortgage sales and trading businesses as trading volumes continue to expand, partially offset by principal transaction trading losses in our convertible debt and commodities trading activities. Revenues from high yield declined with a loss of $81.0 million for the nine months ended September 30, 2008 as compared to revenues of $37.1 million for the comparable 2007 period as deterioration in the distressed trading markets and lack of market liquidity contributed to writedowns of certain high yield trading securities during the first nine months of 2008.
Investment Banking Product Revenue

	Three Months Ended
	September 30,	September 30,	Percentage
	2008	2007	Change
	(Dollars in Thousands)
Capital markets	$51,062	$92,256	(45)%
Advisory	79,063	97,524	(19)%

Total	$130,125	$189,780	(31)%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2008	2007	Change
	(Dollars in Thousands)
Capital markets	$108,967	$318,191	(66)%
Advisory	229,737	264,797	(13)%

Total	$338,704	$582,988	(42)%

Capital markets revenues, which consist primarily of leverage finance, equity and convertible financing services, were $51.1 million for the quarter ended September 30, 2008, a decrease of 45% from the third quarter of 2007 reflecting the overall subdued market activity for both equity and debt underwritings. Revenues from our advisory business, including merger, acquisition and restructuring transactions, of $79.1 million for the third quarter of 2008 declined relatively compared to the comparable prior year period revenues of $97.5 million, reflecting the continuing strength of our franchise given the general industry-wide decrease in advisory activity for third quarter of 2008 versus the relatively robust market for the investment banking advisory sector as a whole in the third quarter of 2007.
Capital markets revenues totaled $109.0 million and $318.2 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of 66% over the periods, due to lower transaction volume in both leveraged finance and equity capital raising. Advisory revenues decreased 13% from the comparable nine month 2007 period due to a general decline in completed merger, acquisition and restructuring transactions for the investment banking sector as whole.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Asset Management Fees and Investment (Loss) Income from Managed Funds
The following summarizes revenues from asset management fees and investment (loss) income from managed funds relating to funds managed by us and funds managed by third parties for the three month and nine month periods ended September 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Asset management fees (2):
Fixed Income	$1,941	$1,987	$6,555	$9,589
Equities	10	349	707	3,495
Convertibles	1,853	3,033	7,570	9,030
Real Assets	—	—	15	—

	3,804	5,369	14,847	22,114

Investment (loss) income from managed funds (1)(2)	(7,235)	(11,652)	(32,595)	7,472

Total	$(3,431)	$(6,283)	$(17,748)	$29,586

(1)	Of the total investment (loss) income from managed funds, $0.2 million and $(0.8) million is attributed to minority interest holders for the three and nine month periods ended September 30, 2008, respectively, and $0.0 million and $0.8 million is attributed to minority interest holders for the three and nine month periods ended September 30, 2007, respectively.

(2)	With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities as of April 2, 2007. Asset management fees and investment income from managed funds related to our high yield funds of $1.7 million and $2.3 million, respectively for the first quarter of 2007 and are included within these results.
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds and investment (loss) income from our investments in these funds. Asset management recorded a net loss before income taxes of $3.4 million and $6.3 million for the third quarter of 2008 and 2007, respectively. The decline in the overall net loss in asset management revenues was due to declines in investment losses from managed funds and a decrease in asset management fees, for the third quarter of 2008 as compared to the prior year,, both of which are partially due to a decline in third party assets under management. Additionally trading losses and declines in portfolio valuations reduced our performance management fees and contributed to investment losses from our managed funds. Asset management revenues declined to a net loss before income taxes of $17.7 million for the nine months ended September 30, 2008 as compared to net income before taxes of $29.6 million for the comparable 2007 period. The decrease in asset management revenue was primarily a result of (1) a strong prior period performance from our high yield funds, which are no longer included in asset management effective April 2, 2007, (2) limited fee revenue generation from our managed funds due to the overall declines in assets under management and (3) net depreciation in our equity and fixed income funds, partially offset by increased asset management fee income from our managed collateralized loan obligations (“CLOs).

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	September 30,	September 30,
	2008	2007
Assets under management (1):
Fixed Income	$1,500	$1,831
Equities	132	129
Convertibles	1,880	2,802

	3,512	4,762

Assets under management by third parties (2):
Equities, Convertibles and Fixed Income	—	237
Private Equity	600	600
	600	837

Total	$4,112	$5,599

(1)	Assets under management include assets actively managed by us and third parties including hedge funds, collateralized loan obligations (“CLOs”), managed accounts and other private investment funds. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
Change in Assets under Management

	Three Month Period Ending			Nine Month Period Ending
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
In millions	2008	2007	Change	2008	2007	Change
Balance, beginning of period	$4,758	$5,396	(12%)	$5,575	$5,176	8%

Net cash flow (out) in	(173)	175		(914)	205
Net market (depreciation) appreciation	(473)	28		(549)	218

	(646)	203		(1,463)	423

Balance, end of period	$4,112	$5,599	(27%)	$4,112	$5,599	(27%)

The net cash outflow during the first nine months of 2008 is primarily attributable to customer redemptions from our global convertible bond funds. Net market depreciation for the three and nine month periods ending September 30, 2008 is primarily attributable to declines in valuation of our managed CLOs and convertible bond funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table presents our invested capital in our managed funds at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Unconsolidated funds	$91,092	$272,643
Consolidated funds (1)	106,390	169,773

Total	$197,482	$442,416

(1)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.
Net Interest
Interest revenue decreased by 37% to $209.2 million for the third quarter of 2008 as compared to the third quarter of 2007 primarily due to the overall decline in market interest rates across all products and decreased securities lending activity, partially offset by growth in interest-bearing trading assets, including mortgage-backed securities inventory and deposit margins. Interest expense decreased by 46% to $178.6 million for the third quarter of 2008 as compared to the third quarter of 2007 primarily due to the overall decline in market interest rates, offset by an increase in interest expense due to the issuance of $600 million of senior unsecured debentures in June 2007. Overall net interest revenues (interest income less interest expense) increased by $29.1 million to $30.6 million for the three months ended September 30, 2008.
Interest income and interest expense were $624.6 million and $565.8 million, respectively, for the nine months ended 2008 as compared to $846.0 million and $837.9 million, respectively, for the comparable 2007 nine months. This is reflective of the overall decline in market interest rates across all products, partially offset by growth in interest-bearing trading assets and deposit margins and increased activity in securities purchased under agreements to resell and securities lending.
Compensation and Benefits
Compensation and benefits totaled $246.2 million and $783.7 million for the three and nine months ended September 30, 2008, respectively, compared to $183.5 million and $662.8 million for the comparable 2007 periods, increases of 34% and 18%. The ratio of compensation to net revenues was approximately 90% for the third quarter of 2008 as compared to 55% for the third quarter of 2007 and 90% for nine months ended 2008 and 54% for the comparable 2007 nine months. The higher ratio of compensation to net revenues results primarily from weaker than anticipated revenue production from certain business lines in which compensation costs are necessary in order to maintain appropriate personnel levels for competitiveness in these businesses. Additionally, we have made significant hires both domestically and internationally throughout the nine months ended September 30, 2008, which temporarily increases compensation costs as production revenues build. Compensation and benefits costs for the 2008 nine month period also include severance costs of $43 million.
Non-Personnel Expenses

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Non-personnel expenses were $106.2 million and $300.8 million for the third quarter and nine month period of 2008, respectively, which included losses of approximately $11 million incurred in connection with unwinding certain securities lending transactions with Lehman Brothers as counterparty, as compared with non-personnel expenses of $95.6 million and $268.7 million for the comparable 2007 periods. Excluding such losses, non-personnel expenses declined slightly and increased by 8% for the three and nine month periods ended September 30, 2008, respectively. The increase in non-personnel expenses for the nine month period reflects increased technology and communication costs and occupancy and equipment rental costs to support the expansion of the London and New York offices during the nine month 2008 period.
(Loss) / Earnings before Income Taxes and Minority Interest
Loss before income taxes and minority interest was $77.8 million for the third quarter of 2008 down from earnings before income taxes and minority interest of $55.3 million for the third quarter of 2007. For the nine months ended September 30, 2008, we recorded a loss before income taxes and minority interest of $216.5 million as compared to earnings before income taxes of $287.2 million for the nine months ended September 30, 2007.
Minority Interest
Minority interest in loss of consolidated subsidiaries was $40.4 million for the 2008 third quarter compared to minority interest in loss of consolidated subsidiaries of $5.1 million for the third quarter of 2007. Minority interest in loss of consolidated subsidiaries was $60.4 million for the 2008 nine month period as compared to minority interest in earnings of consolidated subsidiaries of $11.0 million for the comparable 2007 nine month period. The decrease in earnings attributable to minority interest holders is primarily due to net losses for the nine month period of 2008 recognized by Jefferies High Yield Holdings, LLC, which is consolidated by us.
(Loss) Earnings per Share
Diluted (loss) per share was $(0.18) for the third quarter of 2008 on 173,757,000 shares compared to diluted earnings per share of $0.26 in the third quarter of 2007 on 155,480,000 shares. Diluted (loss) per share was $(0.60) for the nine months ended September 30, 2008 on 160,458,000 shares compared to diluted earnings per share of $1.12 for the comparable 2007 period on 153,911,000 shares. The diluted earnings per share calculation for the three month and nine month period ended September 30, 2007 includes an addition to net earnings for convertible preferred stock dividends of $1.0 million and $3.0 million, respectively. Convertible preferred stock dividends were not included in the calculation of diluted (loss) per share for the three month and nine month period ended September 30, 2008 due to their anti-dilutive effect on (loss) per share.
Basic (loss) per share was $(0.18) for the third quarter of 2008 on 173,757,000 shares compared to basic earnings per share of $0.27 in the third quarter of 2007 on 142,822,000 shares. Basic (loss) per share was $(0.60) for the nine months ended September 30, 2008 on 160,458,000 shares compared to basic earnings per share of $1.19 for the comparable 2007 period on 141,905,000 shares.
Mortgage and Lending Related Trading Exposures
We have exposure to residential mortgage-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table provides a summary of these exposures as of September 30, 2008 and December 31, 2007 (in millions):

	September 30,	December 31,
	2008	2007
Residential mortgage-backed agency securities (1)	$1,065	$27
TBA securities (2)	(469)	—

Net agency residential mortgage-backed security exposure (2)	596	27

Prime mortgage-backed securities (3)	5	—
Alt-A mortgage-backed securities (4)	39	—
Subprime mortgage-backed securities (4)	27	—
Other asset-backed securities (4)	7	—

Total mortgage- and asset-backed security exposure	$674	$27

Corporate loans (5)	$43.5	$—
Collateralized loan obligations (“CLOs”) certificates (6)	$25.8	$49.5
Indirect investments in CLOs (7)	$6.4	$16.4
Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial Instruments Owned in our Consolidated Statements of Financial Condition and represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified within Level 2 of the fair value hierarchy.

(2)	Our exposure to residential mortgage-backed agency securities is reduced through the forward sale of such securities as represented by the notional amount of outstanding TBA securities at September 30, 2008. Such contracts are accounted for as derivatives with a fair value of $4.5 million at September 30, 2008, which are included in Financial Instruments Sold, Not Yet Purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics. Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at September 30, 2008 are presented at their fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition. Approximately $31.6 million of Alt-A and subprime mortgage-backed securities and other asset-backed securities are classified within Level 3 of the fair value hierarchy due to limited pricing transparency at September 30, 2008 with the remaining amounts classified within Level 2 of the fair value hierarchy.

(5)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and are classified within Level 3 of the fair value hierarchy at September 30, 2008.

(6)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in collateralized loan obligation (“CLO”) vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $15.5 million are reported at fair value and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy and $10.3 million are accounted for under the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

equity method and included in Investments in Managed Funds in our Consolidated Statements of Financial Condition. At December 31, 2007, approximately $32.8 million of our interests consisted of a warehouse loan to a CLO, which was subsequently repaid from the proceeds of the issuance of CLO interests to third parties and to us.

(7)	Through our equity method investment in Jefferies Finance, Inc. we have an indirect interest in certain CLOs and warehouse loans to CLOs comprised of corporate senior secured loans, unsecured loans and high yield bonds.
Liquidity, Financial Condition and Capital Resources
Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature of our day to day business operations, business growth possibilities, regulatory obligations, and liquidity requirements.
Recent market conditions have been, and continue to be, volatile with tightening in the availability of funding with illiquid credit markets and wider credit spreads. Lending within the interbank market has been reduced and concerns as to counterparty stability have led to further reduction in available borrowings from institutional investors and lenders. Our financing needs have been fully completed with no scheduled maturities on our long-term borrowings until 2012, nominal short-term borrowings and significant cash balances on hand. We continue to actively manage our liquidity profile and counterparty relationships given current credit market conditions.
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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	September 30, 2008	December 31, 2007
Cash and cash equivalents:
Cash in banks	$720,845	$248,174
Money market investments	198,721	649,698

Total cash and cash equivalents	919,566	897,872
Cash and securities segregated (1)	1,226,233	614,949

	$2,145,799	$1,512,821

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of September 30, 2008 and December 31, 2007. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $16.0 million and $280.4 million of outstanding unsecured bank loans as of September 30, 2008 and December 31, 2007, respectively. Average daily bank loans for the nine month period ended September 30, 2008 and the year ended December 31, 2007 were $122.6 million and $267.1 million, respectively.
A substantial portion of our assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in our trading accounts are readily marketable and actively traded. In

JEFFERIES GROUP, INC. AND SUBSIDIARIES
addition, receivables from brokers and dealers are primarily current open transactions, margin deposits or securities borrowed transactions, which are typically settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on transactions in the process of settlement. Most of our receivables are secured by marketable securities.
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with various banks for financing of up to $944.8 million, including $732.0 million of bank loans and $212.8 million of letters of credit. Of the $944.8 million of uncommitted lines of credit, $569.8 million is unsecured and $375.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $2,186.5 million, preferred stock of $125.0 million and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $1,764.4 million comprise our total capital of $4,075.9 million as of September 30, 2008, which exceeded cash capital requirements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets decreased $5,802.9 million, or 19.5%, from $29,793.8 million at December 31, 2007 to $23,990.9 million at September 30, 2008 primarily due to decreased securities lending and repurchase agreement activity. Our financial instruments owned, including securities pledged to creditors, increased $297.3 million, while our financial instruments sold, not yet purchased increased $229.1 million. Our securities borrowed and securities purchased under agreements to resell decreased $8,016.4 million, while our securities loaned and securities sold under agreements to repurchase decreased $7,394.0 million.

The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	September 30, 2008	December 31, 2007
Stockholders’ equity	$2,186,511	$1,761,544
Less: Goodwill	(352,275)	(344,063)

Tangible stockholders’ equity	$1,834,236	$1,417,481

Stockholders’ equity	$2,186,511	$1,761,544
Add: Projected tax benefit on vested portion of restricted stock	108,671	84,729

Pro forma stockholders’ equity	$2,295,182	$1,846,273

Tangible stockholders’ equity	$1,834,236	$1,417,481
Add: Projected tax benefit on vested portion of restricted stock	108,671	84,729

Pro forma tangible stockholders’ equity	$1,942,907	$1,502,210

Shares outstanding	163,429,054	124,453,174
Add: Shares not issued, to the extent of related expense amortization	33,710,961	22,577,007

Less: Shares issued, to the extent related expense has not been amortized	(9,557,397)	(4,439,790)

Adjusted shares outstanding	187,582,618	142,590,391

Book value per share (1)	$13.38	$14.15

Tangible book value per share (2)	$11.22	11.39

Pro forma book value per share (3)	$12.24	$12.95

Pro forma tangible book value per share (4)	$10.36	$10.54

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(3)	Pro forma book value per share equals stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity plus the projected deferred tax benefit on the amortized portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized.
Tangible stockholders’ equity, tangible book value per share, pro forma book value per share and pro forma tangible book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets, specifically goodwill. Goodwill is subtracted from stockholders’ equity in determining tangible stockholders’ equity as we believe that goodwill does not constitute an operating asset,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
which can be deployed in a liquid manner. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We calculate pro forma book value per share as stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs divided by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. We calculate pro forma tangible book value per share by dividing tangible stockholders’ equity plus the projected deferred tax benefit on the vested portion of restricted stock and RSUs by common shares outstanding adjusted for shares not yet issued to the extent of the related expense amortization and shares issued to the extent the related expense has not been amortized. These financial measures adjust stockholders’ equity for the projected tax benefit of vested restricted stock as this represents current funding of a future reduction in cash outflows resulting in an enhanced financial condition. Shares not yet issued to the extent of the related expense amortization primarily represent vested restricted stock units and shares to be issued to the deferred compensation plan. Shares issued to the extent the related expense has not been amortized primarily represents unvested restricted stock. We believe these adjustments to outstanding shares reflect potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors.
Capital Resources
We had total long-term capital of $4.1 billion and $3.7 billion resulting in a long-term debt to total capital ratio of 43% and 48%, respectively. Our total capital base as of September 30, 2008 and December 31, 2007 was as follows (in thousands):

	September 30,	December 31,
	2008	2007
Long-Term Debt	$1,764,353	$1,764,067
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	2,186,511	1,761,544

Total Capital	$4,075,864	$3,650,611

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $944.8 million of uncommitted secured and unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $600 million senior unsecured debt issuance in June 2007. We had no outstanding secured bank loans as of September 30, 2008 and December 31, 2007, respectively, and we had $16.0 million and $280.4 million of outstanding unsecured bank loans as of September 30, 2008 and December 31, 2007, respectively. Average daily bank loans for the nine month period ended September 30, 2008 and the year ended December 31, 2007 were $122.6 million and $267.1 million, respectively. We did not declare dividends to be paid during the third or fourth quarter of 2008.
At September 30, 2008, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.4 million, $346.3 million, $348.6 million, $248.6 million and $328.4 million due in 2036, 2027, 2016, 2014 and 2012, respectively. At September 30, 2008, contractual interest payment obligations related to our senior long-term debt are $113.0 million for each of the years 2008 through 2011, $93.0 million for 2012 and $1,128.9 million for all of the remaining periods after 2012.
We rely upon our cash holdings and external sources to finance a significant portion of our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital

JEFFERIES GROUP, INC. AND SUBSIDIARIES
structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings.
Our long-term debt ratings are as follows:

Rating
Moody’s Investors Services	Baa1
Standard and Poor’s	BBB+
Fitch Ratings	BBB
On October 21, 2008, Moody’s Investor Service affirmed its Baa1 senior unsecured rating for our long term debt while lowering the rating outlook to negative from stable.
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
As of September 30, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$450,020	$402,806
Jefferies Execution	$20,553	$20,303
Jefferies High Yield Trading	$628,045	$627,795
Commitments
     The following table summarizes other commitments and guarantees at September 30, 2008:

		Maturity Date
	Notional /			2010	2012	2014
	Maximum			and	and	and
	Payout	2008	2009	2011	2013	Later
	(Dollars in Millions)
Standby letters of credit	$212.8	$202.2	$10.5	$0.1	—	—

Bank credit	$40.7	—	—	—	$36.0	$4.7

Equity commitments	$455.1	—	$0.1	$1.6	$2.0	$451.4

Loan commitments	$407.9	$315.0	$67.2	$23.7	$2.0	—

Derivative contracts	$1,518.0	$825.3	$657.7	$30.0	$5.0	—

JEFFERIES GROUP, INC. AND SUBSIDIARIES
For additional information on these commitments, see Note 14, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.
We are routinely involved with variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”) in connection with our mortgage-backed securities securitization. As September 30, 2008, we did not have any ongoing involvement with or commitments to purchase assets from VIEs or QSPEs.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Total assets	$23,990,868	$29,793,817
Deduct: Securities borrowed	(8,281,663)	(16,422,130)
Securities purchased under agreements to resell	(3,496,365)	(3,372,294)

Add: Financial instruments sold, not yet purchased	3,559,067	3,329,966
Less: Derivative liabilities	(398,359)	(327,076)

Subtotal	3,160,708	3,002,890

Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,226,233)	(614,949)

Goodwill	(352,275)	(344,063)

Adjusted assets	$13,795,040	$12,043,271

Total stockholders’ equity	$2,186,511	$1,761,544
Deduct: Goodwill	(352,275)	(344,063)

Tangible stockholders’ equity	$1,834,236	$1,417,481

Leverage ratio (1)	11.0	16.9

Adjusted leverage ratio (2)	7.5	8.5

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
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
Value-at Risk
We estimate Value-at-Risk (VaR) using a model that simulates revenue and loss distributions on all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate VaR over a one day holding period measured at a 95% confidence level which implies that, on average, we expect to realize a loss of daily trading revenue at least as large as the VaR amount on one out of every twenty trading days.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(in millions)
	Value-at-Risk in trading portfolios
	VaR at			Average VaR Three Months Ended
Risk Categories	9/30/08	6/30/08	12/31/07	9/30/08	6/30/08	12/31/07

Interest Rates	$2.86	$2.20	$1.70	$3.39	$1.81	$1.55
Equity Prices	$8.06	$5.88	$16.73	$5.27	$11.18	$10.28
Currency Rates	$0.56	$0.48	$0.47	$0.55	$0.74	$0.53
Commodity Prices	$0.50	$1.56	$2.07	$1.03	$1.44	$1.46
Diversification Effect (2)	$(4.97)	$(5.17)	$(7.24)	$(5.35)	$(4.39)	$(4.31)

Firmwide	$7.01	$4.95	$13.73	$4.89	$10.78	$9.51

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.

	Daily VaR (1)
	(in millions)
	Value-At-Risk Highs and Lows for Three Months Ended
	09/30/08		06/30/08		12/31/07
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$4.66	$1.89	$3.22	$1.18	$2.24	$1.19
Equity Prices	$8.46	$3.65	$24.01	$4.18	$17.01	$5.82
Currency Rates	$0.64	$0.42	$0.98	$0.40	$1.06	$0.21
Commodity Prices	$1.96	$0.42	$3.21	$0.44	$2.36	$0.60

Firmwide	$7.33	$4.00	$23.35	$4.26	$14.02	$5.45

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.
Average VaR of $4.89 million during the third quarter of 2008 decreased from the $10.78 million average during the second quarter of 2008 due mainly to a decrease in exposure to Equity Prices. VaR levels were elevated for a period of time after the purchase of common shares of Leucadia National Corp in April.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table presents our daily VaR over the last four quarters:
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated six outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the third quarter of 2008. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the third quarter of 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Third Quarter 2008 vs. Third Quarter 2007 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Prior to February 2008, the Company bought and sold auction rate securities (“ARS”) for PCS clients and institutional customers that used our cash management desk. We did not underwrite or act as an auction agent for any issuer of auction rate securities. A number of firms that underwrote ARS have entered into settlements with various regulators to, among other measures, purchase at par ARS sold to retail customers. We have provided information on our ARS transactions to the New York Attorney General, SEC and FINRA. FINRA is currently conducting an investigation of our activities relating to ARS.
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
Our net revenues are directly related to the number and size of the transactions in which we participate and therefore were adversely affected in the third quarter of 2008 by the equity and credit market turmoil, and may be further impacted by continued or further credit market dislocations or sustained market downturns. As an investment banking and securities firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways, including the following:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Unfavorable financial or economic conditions could likely reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to a reduction in revenues from principal transactions and commissions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses from managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

•	Increases in interest rates or credit spreads, as well as limitations on the availability of credit can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.
Our principal trading and investments expose us to risk of loss.
A considerable portion of our revenues is derived from trading in which we act as principal. Although a significant portion of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, corporate debt, mortgage-backed and equity securities and futures and commodity derivatives for our own account and from other program or principal trading. Additionally, we have made substantial investments of our capital in debt securities, equity securities and commody derivatives, including investments managed by us and investments managed by third parties. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, because our inventory is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.
Increased competition may adversely affect our revenues and profitability.
All aspects of our business are intensely competitive. We compete directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Additionally, some of our competitors have reorganized or plan to reorganize from investment banks into bank holding companies which may provide them with a competitive advantage. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or employees. Competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.
     Operational risks may disrupt our business, result in regulatory action against us or limit our growth.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
The regulatory environment in which we operate may be subject to further regulation. Additional legislation and regulations or changes in enforcement of existing legislation and regulations applicable to our businesses may also adversely affect our businesses. Regulatory changes could lead to business disruptions, could require us to change certain of our business practices and could expose us to additional compliance costs as well as liabilities if we do not comply with the new regulations.
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
Dramatic increases in volatility in the markets and the impact of adverse economic conditions on our counterparties during the prior quarters have made our ability to control this risk more difficult.
Derivative transactions may expose us to unexpected risk and potential losses.
We are party to a large number of derivative transactions that require us to deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery, particularly if default rates increase. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total
	(a) Total Number of	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs(2)(3)	Plans or Programs
July 1 – July 31, 2008	2,560	18.70	—	16,073,578
August 1 – August 31, 2008	140,218	19.56	—	16,073,578
September 1 – September 30, 2008	3,132	22.70	—	16,073,578

Total	145,910	19.62	—

(1)	We repurchased an aggregate of 145,910 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our share-based compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our share-based compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

(3)	On January 23, 2008, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an additional 15,000,000 shares of our common stock

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1*	Credit Agreement dated as of August 11, 2008, among JCP Fund V Bridge Partners LLC and Jefferies Group, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: November 7, 2008	By:	/s/ Peregrine C. Broadbent

Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)