Form 10-K
period 2008-12-31
JEFFERIES GROUP INC /DE/
filed 2009-02-27
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                             to
Commission File Number: 1-14947
JEFFERIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4719745 (I.R.S. Employer Identification No.)

520 Madison Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (212) 284-2550
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $.0001 par value	New York Stock Exchange
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
Yes ☐      No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,687,256,788 as of June 30, 2008.
     Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 165,853,333 shares as of the close of business February 18, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Information from the Registrant’s Definitive Proxy Statement with respect to the 2009 Annual Meeting of Stockholders to be held on May 18, 2009 to be filed with the SEC is incorporated by reference into Part III of this Form 10-K.
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV herein on page 103.

JEFFERIES GROUP, INC.
2008 FORM 10-K ANNUAL REPORT
Exhibit Index located on page 103 of this report.

PART I
Item 1. Business.
Introduction
     Jefferies Group, Inc. and its subsidiaries (“we” or “us”) operate as an independent, full-service global securities and investment banking firm serving companies and their investors. We offer companies capital markets, merger and acquisition, restructuring and other financial advisory services. We provide investors fundamental research and trade execution in equity, equity-linked, and fixed income securities, including corporate bonds, US government and agency securities, repo finance, mortgage- and asset-backed securities, municipal bonds, whole loans and emerging markets debt, as well as commodities and derivatives. We also provide asset management services and products to institutions and other investors.
     Our principal operating subsidiary, Jefferies & Company, Inc. (“Jefferies”), was founded in 1962. Since 2000, we have pursued a strategy of continued growth and diversification, whereby we have sought to increase our share of the business in each of the markets we serve, while at the same time expanding the breadth of our activities in an effort to mitigate the cyclical nature of the financial markets in which we operate. Our growth plan has been achieved through internal growth supported by the ongoing addition of experienced personnel in targeted areas, as well as the acquisition from time to time of complementary businesses.
     As of December 31, 2008, we had 2,270 employees. We maintain offices in more than 25 cities throughout the world and have our executive offices located at 520 Madison Avenue, New York, New York 10022. Our telephone number is (212) 284-2550 and our Internet address is www.jefferies.com.
     We make available free of charge on our Internet website the following documents and reports:
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
     Shareholders may also obtain free of charge a printed copy of any of these documents or reports by sending a request to Investor Relations, Jefferies & Company, Inc., 520 Madison Avenue, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefferies.com.

Business Segments
     We currently operate in two business segments, Capital Markets and Asset Management. The Capital Markets reportable segment includes our securities trading (including the results of our partially-owned subsidiary, Jefferies High Yield Trading, LLC) and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services. The Capital Markets segment comprises a number of interrelated divisions. The Asset Management segment is primarily comprised of operating activities related to our asset management businesses. Since the second quarter of 2007, we have included the results of our international convertible bond funds within the results of the Asset Management segment. Previously, operations from our international convertible bond funds were included in the Capital Markets segment. Prior period disclosures have been adjusted to conform to the current period’s presentation. This change was made in order to reflect the manner in which these segments are currently managed.
     Financial information regarding our reportable business segments as of December 31, 2008, 2007 and 2006 is set forth in note 17 of the Notes to Consolidated Financial Statements, titled “Segment Reporting” and is incorporated herein by reference.
Our Businesses
Capital Markets
     Our Capital Markets activity includes our securities execution activities, including sales, trading and research in equities, equity derivatives, convertible securities, and fixed income securities, including corporate bonds, US government and agency securities, repo finance, mortgage- and asset-backed securities, municipal bonds, loans and emerging markets debt, and prime brokerage, and our investment banking activities, which include capital markets transactions, mergers and acquisitions and other advisory transactions. In addition, our Capital Markets activities include securities lending and our proprietary trading activities, as well as commodity-related trading. We are primarily focused on serving corporations and institutional investors.
     Equities
     Our Equities Division consists of equity research, cash sales and trading, electronic execution services, equity derivatives, securities lending and prime brokerage.
     Equity Sales and Trading
     Our equity research, sales and trading unit is one of the primary foundations of our platform. We have more than 45 years of experience in equity trading. Our equity sales representatives serve institutional investors around the globe and provide execution with a focus on minimal market impact. We provide listed block trades, NASDAQ market making, bulletin board trading, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio and electronic trading, as well as trading in American Depository Receipts (“ADR”) and Ordinary Shares. In the second half of 2008, we expanded considerably our international equities sales, trading and research team in Europe. Our clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. We have a Private Client Services group that focuses on serving smaller institutions, family offices and high net worth individuals.
     Execution
     Through our Jefferies Execution subsidiary, we provide to our institutional customers agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as OTC.

     Equity Research
     Encompassed within equity sales and trading is research and research sales. We provide long- and short-term investment ideas. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.
     Equity Derivatives
     We offer equity derivatives for investors seeking to manage risk and optimize returns within the equities market. Our professionals have expertise in listed and over-the-counter transactions and products. We focus on serving the diverse needs of our institutional, corporate and private client base across multiple product lines, offering listed options, ETFs, and OTC options and swaps.
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
     Fixed Income and Commodities
     Fixed Income and Commodities consist of Jefferies High Yield Trading, LLC, convertibles trading in both the U.S. and Europe, investment grade fixed income, research and commodity trading.
     Investment Grade Fixed Income
     We provide fixed income transaction execution for institutions. In 2008, we further strengthened our fixed income sales and trading platform. Our fixed income effort now includes more than 150 professionals focused on the sales and trading of corporate bonds, US government and agency securities, repo finance, mortgage- and asset-backed securities, municipal bonds, whole loans and emerging markets debt.
     High Yield Secondary Market Activities
     Jefferies High Yield Trading, LLC (“JHYT”) conducts our secondary market trading activities in high yield and distressed securities, as well as bank loans. JHYT is a registered broker-dealer and is a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).
     JHYH had total capital of $854 million at December 31, 2008, of which $280.9 million represents our capital interest in JHYH. We and Leucadia National Corporation each have the right to nominate two of a total of four directors to JHYH’s board of directors, and each respectively own 50% of the voting securities of JHYH. JHYH provides the opportunity for additional capital investments over time from third party investors through two funds managed by us, Jefferies Special Opportunities Partners, LLC and Jefferies Employees Special Opportunities Partners, LLC. The term of the arrangement is for six years, with an option to extend.
     Fixed Income Research
     We have expanded our research platform over the last few years and provide long- and short-term investment ideas. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.
     Convertibles
     Our personnel in the U.S., London, and Zurich serve the global convertible markets. We offer sales, trading and analysis of U.S. domestic and international convertible bonds, convertible preferred shares, closed-end funds, warrants, and equity-linked products.
     Commodities
     Our commodities group, Jefferies Financial Products, LLC (“JFP”), offers swaps, options and other derivatives typically linked to various commodity indexes and is a significant provider of liquidity in exchange-traded commodity index contracts. JFP provides financial products and commodity index knowledge to pension funds, mutual funds, sovereigns, foundations, endowments and other institutional investors seeking exposure to commodities as an asset class. In 2005, JFP worked with Reuters to modify the benchmark CRB Index, now renamed the Reuters/Jefferies CRB Index. In addition, JFP offers proprietary commodity indexes, such as the Jefferies Commodity Performance Index, which are designed to outperform standard benchmark indexes.
     Investment Banking
     Our Investment Banking Division offers our clients a full range of financial advisory services, as well as equity, debt, and equity-linked capital raising services.
     Underwriting
     Equity and Equity-Linked Financing — We offer direct placements, private equity, private placements, initial public offerings, and follow-on offerings of equity and equity-linked convertible securities.
     Debt Capital Markets — We offer a range of debt financing for companies and financial sponsors. We focus on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buy-outs, acquisitions, growth capital financings, recapitalizations, and Chapter 11 exit financings. Our joint venture loan finance company, Jefferies Finance LLC, has the ability to commit capital for transactions that range between $50 million and $500 million.

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
     Recapitalization & Restructuring — We offer advisory services in connection with exchange offers, consent solicitations, capital raising, recapitalization, restructuring and distressed M&A activity. We provide advice and support in the structuring, valuation and placement of securities issued in recapitalizations and restructurings. We represent issuers, bondholders and creditors, as well as buyers and sellers of assets.
     Fund Placement — We act as a placement agent for private equity fund sponsors, arranging investments from sophisticated investors throughout North America, Europe, the Middle East, Japan and Australia.
     Our approximately 400 investment banking professionals operate in the United States, Europe and Asia, and are organized into industry, product and geographic coverage groups. Industry coverage groups include Aerospace and Defense, CleanTech, Consumer & Retail, Energy, Financial Services, Gaming & Leisure, Healthcare, Industrial, Maritime & Oil Service, Media, Private Equity Sponsor Coverage, Technology, and Telecommunications.
Asset Management
     We provide investment management services to various private investment funds. In the United States, investment management services are provided through Jefferies Asset Management, LLC (“JAM”) and Jefferies Capital Management, Inc. (“JCM”). Each of JAM and JCM is registered as an investment adviser with the SEC. Our private fund products consist of long-short equity and fixed income funds, including CLOs, that focus on specific strategies. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public. In Europe, we offer long-only investment solutions in global convertible bonds to pension funds, insurance companies and private banking clients.
     Our Sources of Revenues
     Commissions
     We derive a portion of our revenues from customer commissions and commission equivalents. We charge fees for assisting our domestic and international clients with purchasing and selling securities and other similar products.
     Principal Transactions
     In the regular course of our business, we take securities positions as a market maker to facilitate customer transactions and for proprietary risk trading. Trading profits or losses and changes in market prices of our proprietary positions are recorded as principal transactions revenues.
     Investment Banking
     Investment banking revenues are generated by fees from capital markets activities, which include debt, equity, and convertible underwriting and placement services, and fees from financial advisory activities including M&A and restructuring services.

     Interest
     We derive a substantial portion of our interest revenues in connection with our securities borrowed / securities lending and repo activity. We also earn interest on our securities portfolio, on our operating and segregated balances, on our margin lending activity and on certain of our investments, including our investment in short-term bond funds.
Competition
     As a global securities firm and investment bank, all aspects of our business are intensely competitive. We compete directly with numerous domestic and international competitors, including firms included on the AMEX Securities Broker/Dealer Index and with other brokers and dealers, investment banking firms, investment advisors, mutual funds, hedge funds, commercial banks and bank holding companies. Many of our competitors have substantially greater capital and resources than we do. In addition, some of our competitors who traditionally operated as broker-dealers have recently transformed from traditional securities firms to bank holding companies, received capital from the government pursuant to the Emergency Economic Stabilization Act of 2008, and/or received other guarantees or assistance from the government. These developments and others may result in significant additional competition for us. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, the relative price of the service and products being offered, bundling of products and services and the quality of service.
Regulation
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”), are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by foreign regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business.
     Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.
     As registered broker-dealers, Jefferies, JHYT and Jefferies Execution are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. We carry an excess policy that provides additional protection for securities of up to $24.5 million per customer with an aggregate limit of $100 million for all accounts.
     The events of 2007 and 2008 have led to various suggestions for an overhaul in financial regulation. We have no meaningful insight into the likelihood or nature of any changes in the manner in which we are regulated, and cannot assess the potential impact of any changes on our business, results or prospects.

     Net Capital Requirements. U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which specifies minimum net capital requirements. Jefferies Group is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are registered and are subject to the Rule.
     The Rule provides that a broker-dealer shall not permit its aggregate indebtedness to exceed 15 times its net capital (the “basic method”) or, alternatively, that it not permit its net capital to be less than the greater of 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) or $250,000 ($1.5 million for prime brokers) computed in accordance with such Rule (the “alternative method”). Jefferies, Jefferies Execution and JHYT use the alternative method of calculation.
     Compliance with applicable net capital rules could limit operations of our broker-dealers, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies, Jefferies Execution, or JHYT to us.
     As of December 31, 2008, Jefferies, Jefferies Execution and JHYT’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$710,906	$691,478
Jefferies Execution	$9,120	$8,870
Jefferies High Yield Trading	$545,522	$545,272
     NYSE Regulations. Our common stock is listed on the New York Stock Exchange (“NYSE”). As a listed company, we are required to comply with the NYSE’s rules and regulations, including rules pertaining to corporate governance matters. As required by the NYSE on an annual basis, in 2008 our Chief Executive Officer, Richard Handler, certified to the NYSE that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
     Regulation Outside the United States. We are an active participant in the international fixed income and equity markets and also provide investment banking services outside of the United States. Many of our principal subsidiaries that participate in these markets and provide these services are subject to comprehensive regulations in the United States, the United Kingdom and elsewhere that include some form of capital adequacy rules, other customer protection rules and compliance with other applicable regulations. We provide investment services in and from the United Kingdom under the regulation of the Financial Services Authority.
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
Changing conditions in financial markets and the economy could result in decreased revenues, continued losses, increased losses or other adverse consequences.
     Our net revenues and profits were adversely affected in 2008 by the equity and credit market turmoil, and may be further impacted by continued or further credit market dislocations or sustained market downturns. As an investment banking and securities firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a further decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Continued unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to losses from principal transactions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

•	Increases in credit spreads, as well as limitations on the availability of credit, such as occurred during 2008, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.
Our principal trading and investments expose us to risk of loss.
     A considerable portion of our revenues is derived from trading in which we act as principal. Although a significant portion of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, and equity securities and futures and commodities for our own account. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, because our inventory is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.
Increased competition may adversely affect our revenues and profitability.
     All aspects of our business are intensely competitive. We compete directly with numerous other brokers and dealers, investment banking firms and commercial banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Recent changes, such as financial institution consolidations and the government’s involvement with financial institutions through the Emergency Economic Stabilization Act of 2008 and other transactions, may provide a competitive advantage for some of our competitors. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or employees. Competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.

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
     We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering. For example, we recently announced that we have entered into an agreement to acquire Depfa First Albany Securities LLC, a municipal securities firm. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.
Extensive regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally FINRA and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the CFTC and the NFA. The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. The events of 2007 and 2008 have led to various suggestions of an overhaul in financial regulation. Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our mode of operation and our profitability. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and FINRA’s Trade Reporting and Compliance Engine, or TRACE, has affected and could continue to affect our trading revenue.
Our business is substantially dependent on our Chief Executive Officer.
     Our future success depends to a significant degree on the skills, experience and efforts of Richard Handler, our Chief Executive Officer. We do not have an employment agreement with Mr. Handler which provides for his continued employment. The loss of his services could compromise our ability to effectively operate our business. In addition, in the event that Mr. Handler ceases to actively manage JHYT, investors would have the right to withdraw from the fund. Although we have substantial key man life insurance covering Mr. Handler, the proceeds from the policy may not be sufficient to offset any loss in business.
Legal liability may harm our business.
     Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or co-defendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Private Client Services involves an aspect of the business that has historically had more risk of litigation than our institutional business. Additionally, the expansion of our business, including increases in the number and size of investment banking transactions and our expansion into new areas, such as the municipal securities business, imposes greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability to us. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.
Our business is subject to significant credit risk.
     In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and the risk of counterparty nonperformance to the extent collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties.
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
     We are party to a large number of derivative transactions that require us to deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery, particularly if default rates increase as we have seen through 2008. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement. We maintain offices throughout the world including New York, Stamford, Jersey City, London, and Los Angeles. In addition, we maintain back-up facilities with redundant technologies in Dallas. We lease all of our office space, which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see notes 1, 5 and 13 of the Notes to Consolidated Financial Statements.
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
     Prior to February 2008, we bought and sold auction rate securities (“ARS”) for PCS clients and institutional customers that used our cash management desk. We did not underwrite or act as an auction agent for any issuer of auction rate securities. A number of firms that underwrote ARS have entered into settlements with various regulators to, among other measures, purchase at par ARS sold to retail customers. We have provided information on our ARS transactions to the New York Attorney General, SEC and FINRA. FINRA is currently conducting an investigation of our activities relating to ARS.
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

	High	Low
2008
Fourth Quarter	$22.60	$7.97
Third Quarter	29.00	13.19
Second Quarter	20.58	14.06
First Quarter	23.08	13.68

2007
Fourth Quarter	$29.67	$22.15
Third Quarter	30.98	22.40
Second Quarter	33.80	25.92
First Quarter	30.42	23.90
     There were approximately 967 holders of record of our common stock at February 12, 2009. Our transfer agent is American Stock Transfer & Trust Company, LLC and their address is 59 Maiden Lane, Plaza Level, New York, NY 10038.
     The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
     Dividends per share of common stock (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008	$0.125	$0.125	—	—
2007	$0.125	$0.125	$0.125	$0.125

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total	(b)	Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs (2)(3)	Programs
October 1 - October 31, 2008	224,400	12.64	224,400	15,849,178
November 1 - November 30, 2008	752,296	8.52	751,664	15,097,514
December 1 - December 31, 2008	—	—	—	15,097,514

Total	976,696	9.46	976,064

(1)	We repurchased an aggregate of 632 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

(3)	On January 23, 2008, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an additional 15,000,000 shares of our common stock
Shareholder Return Performance Presentation
     Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our common stock, after consideration of all relevant stock splits during the period, against the cumulative total return of the Standard & Poor’s 500, Financial Service Analytics Brokerage (“FSA Composite”), and Standard & Poor’s 500 Financials Indices for the period of five fiscal years, commencing January 1, 2004 (based on prices at December 31, 2003), and ending December 31, 2008 (normalized so that the value of our common stock and each index was $100 on December 31, 2003).

	2003	2004	2005	2006	2007	2008

Jefferies Group, Inc.	100	123	139	169	148	92
S&P 500	100	111	116	135	142	90
FSA Composite	100	108	130	170	134	40
S&P 500 Financials	100	111	118	141	115	51

     Item 6. Selected Financial Data.
     The selected data presented below as of and for each of the years in the five-year period ended December 31, 2008, are derived from the Consolidated Financial Statements of Jefferies Group, Inc. and its subsidiaries. The data should be read in connection with the Consolidated Financial Statements including the related notes contained on pages 63 through 102. On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except Per Share Amounts)
Earnings Statement Data
Revenues:
Commissions	$444,315	$355,601	$280,681	$246,943	$258,838
Principal transactions	87,316	390,374	468,002	349,489	358,213
Investment banking	425,887	750,192	540,596	495,014	352,804
Asset management fees and investment (loss) income from managed funds	(52,929)	23,534	109,550	82,052	81,184
Interest	749,577	1,174,883	528,882	304,053	134,450
Other	28,573	24,311	35,497	20,322	13,150

Total revenues	1,682,739	2,718,895	1,963,208	1,497,873	1,198,639
Interest expense	660,964	1,150,805	505,606	293,173	140,394

Revenues, net of interest expense	1,021,775	1,568,090	1,457,602	1,204,700	1,058,245

Non-interest expenses:
Compensation and benefits	1,522,157	946,309	791,255	669,957	595,887
Floor brokerage and clearing fees	69,444	71,851	62,564	46,644	52,922
Technology and communications	127,357	103,763	80,840	67,666	64,555
Occupancy and equipment rental	76,255	76,765	59,792	47,040	39,553
Business development	49,376	56,594	48,634	42,512	35,006
Other	126,524	67,074	65,863	62,474	43,333

Total non-interest expenses	1,971,113	1,322,356	1,108,948	936,293	831,256

(Loss) earnings before income taxes, minority interest and cumulative effect of change in accounting principle	(949,338)	245,734	348,654	268,407	226,989
Income taxes	(290,249)	93,178	137,541	104,089	83,955

(Loss) earnings before minority interest and cumulative effect of change in accounting principle	(659,089)	152,556	211,113	164,318	143,034
Minority interest in (loss) earnings of consolidated subsidiaries, net	(122,961)	7,891	6,969	6,875	11,668

(Loss) earnings before cumulative effect of change in accounting principle, net	(536,128)	144,665	204,144	157,443	131,366
Cumulative effect of change in accounting principle, net	—	—	1,606	—	—

Net (loss) earnings	($536,128)	$144,665	$205,750	$157,443	$131,366

Earnings per share of Common Stock:
Basic-
(Loss) earnings before cumulative effect of change in accounting principle, net	($3.23)	$1.02	$1.53	$1.27	$1.14
Cumulative effect of change in accounting principle, net	—	—	0.01	—	—

Net (loss) earnings	($3.23)	$1.02	$1.54	$1.27	$1.14

Diluted-
(Loss) earnings before cumulative effect of change in accounting principle, net	($3.23)	$0.97	$1.41	$1.16	$1.03
Cumulative effect of change in accounting principle, net	—	—	0.01	—	—

Net (loss) earnings	($3.23)	$0.97	$1.42	$1.16	$1.03

Weighted average shares of Common Stock:
Basic	166,163	141,515	133,898	123,646	114,906
Diluted	166,163	153,807	147,531	135,569	127,815
Cash dividends per common share	$0.25	$0.50	$0.42	$0.26	$0.18

	December 31,
	2008	2007	2006	2005	2004
		(In Thousands, Except Per Share Amounts)

Selected Balance Sheet Data
Total assets	$19,978,685	$29,793,817	$17,825,457	$12,780,931	$13,824,628
Long-term debt	$1,764,274	$1,764,067	$1,168,562	$779,873	$789,067
Mandatorily redeemable convertible preferred stock	$125,000	$125,000	$125,000	—	—
Total stockholders’ equity	$2,121,271	$1,761,544	$1,581,087	$1,286,850	$1,039,133
Shares outstanding	163,216	124,453	119,547	116,220	114,578
Other Data (Unaudited)
Book value per share of Common Stock	$13.00	$14.15	$13.23	$11.07	$9.07

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
     Our management believes our critical accounting policies (policies that are both material to the financial condition and results of operations and require management’s most subjective or complex judgments) are our valuation of financial instruments, goodwill and our use of estimates related to compensation and benefits during the year. For further discussion of these and other significant accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements.

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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2008 and December 31, 2007 (in thousands of dollars):

	December 31, 2008		December 31, 2007

		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$945,747	$739,166	$2,266,679	$1,389,099
Corporate debt securities	1,851,216	1,578,395	2,162,893	1,407,387
U.S. Government, federal agency and other sovereign obligations	447,233	211,045	730,921	206,090
Mortgage- and asset-backed securities	1,035,996	—	26,895	—
Loans	34,407	—	—	—
Derivatives	298,144	220,738	338,779	327,076
Investments at fair value	75,059	—	104,199	—
Other	—	223	2,889	314

	$4,687,802	$2,749,567	$5,633,255	$3,329,966

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
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. When a market for an asset is inactive, FSP FAS 157-3 provides for management to make adjustments to observable data in determining fair value. Our fair value measurement practices are consistent with the guidance in FSP FAS 157-3.
Valuation Process for Financial Instruments — Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.
The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted exchange price, which is generally obtained from pricing services. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds and agency and non-agency mortgage-backed securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and certain mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments and commercial loans, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.
Derivative products — Exchange-traded derivatives are valued using quoted market prices, which are generally obtained from pricing services, and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including, but not limited to, yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and other comparable simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts classified in Level 2 include credit default swaps, interest rate swaps, foreign currency forwards, commodity swaps and option contracts, equity option contracts and to-be-announced securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include equity warrant and option contracts where the volatility of the underlying equity securities is not observable due to the terms of the contracts and the correlation sensitivity to market indices is not transparent for the term of the derivatives.
At December 31, 2008, the measurements of our cash products and derivative products at fair value were based on the following:

		Financial
	Financial	Instruments Sold,
Valuation Basis	Instruments Owned	Not Yet Purchased

Exchange closing prices	14%	21%
Recently observed transaction prices	1%	7%
Data providers/pricing services	70%	68%
Broker quotes	2%	1%
Valuation techniques	13%	3%

	100%	100%

Pricing information obtained from external data providers may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period.

Certain cash products and derivative products trade infrequently and therefore have little price transparency. As a result, we may use alternative valuation techniques or valuation models as methods for determining fair value. When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instruments classes:

Financial Instrument Classes	Valuation Techniques

Equity securities and convertible bonds	Valuations based on pending transactions involving the issuer or comparable companies, subsequent financings or recapitalizations, changes in financial ratios and cash flows of the underlying issuer and prices of comparable securities

High-yield corporate bonds	Valuations based on pending transactions involving the issuer or comparable companies, subsequent financings or recapitalizations, changes in financial ratios and cash flows of the underlying issuer and prices of comparable securities

Non-agency mortgage-backed and other asset-backed securities	Benchmarked to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets

Auction rate securities	Internal methodology based on projected cash flows discounted for lack of liquidity for the securities

Corporate bank and other commercial loans and other receivables	References to prices for other debt instruments of the same issuer; estimates of expected future cash flows incorporating assumptions regarding creditor default and/or recovery

Investments in hedge funds, funds of funds and certain private equity funds	Net asset values, as adjusted for any redemption restrictions

Investments in certain private equity funds	Discounted cash flow techniques

OTC equity and commodity options and equity warrants	Black-Scholes and comparable simulation models

Interest rate, credit default, commodity and total return swaps and foreign exchange forward contracts	Modeling, primarily involving discounted cash flows, which incorporate observable inputs related to interest rate curves, commodity indices, equity prices and volatilities, foreign currency spot curves and credit spreads of the underlying credit

Level 3 Assets and Liabilities — Level 3 assets were $469.4 million and $352.6 million as of December 31, 2008 and December 31, 2007, respectively, and represented approximately 10% and 6%, respectively, of total assets measured at fair value. Level 3 liabilities were $11.7 million and $21.6 million as of December 31, 2008 and December 31, 2007, respectively, and represented approximately 0.4% and 0.6%, respectively, of total liabilities measured at fair value. At December 31, 2008 and 2007, Level 3 financial instruments were comprised of the following asset and liability classes:

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2008	2007	2008	2007

Corporate bonds	$165,248	$118,541	$3,515	$—
Loans and other receivables	107,929	42,329	—	8,703
Investments in hedge funds, fund of funds, and private equity funds	75,059	104,199	—	—
Mortgage and asset-backed securities	65,154	—	—	—
Equity securities and warrants	43,227	53,724	—	—
Auction rate securities	10,579	1,000	—	—
Collateralized loan obligations	2,179	32,803	—	—
Derivative instruments	—	—	8,197	12,929

Total Level 3 financial instruments	469,375	352,596	11,712	21,632

Level 3 financial instruments for which the firm bears no economic exposure	(146,244)	(106,106)	(3,920)	(5,349)

Level 3 financial instruments for which the firm bears economic exposure	$323,131	$246,490	$7,792	$16,283

During the year ended December 31, 2008, we had transfers of assets of $222.4 million from Level 2 to Level 3. These reclassifications were primarily related to high yield corporate bonds as market quotes became less observable throughout the year due to less frequent or nominal market activity for the asset class and the opaqueness of observable credit spreads. During the year ended December 31, 2008, we had transfers of assets of $143.5 million from Level 3 to Level 2. These reclassifications were primarily related to high yield corporate bonds where trading activity observed and recently executed transactions provided transparency for purposes of determining fair values. During the year ended December 31, 2008, we had net transfers of liabilities of $22.5 million from Level 2 to Level 3. Net losses on Level 3 assets of $123.3 million for the year ended December 31, 2008 are attributed primarily to equity warrants due to declining underlying equity prices and increased market volatility, collateralized loan obligations due to widening corporate credit spreads during the quarter, certain trade claims due to increasing default probabilities and declines in valuations for investments in private equity and hedge funds. Net gains on Level 3 liabilities of $20.2 million for the year ended December 31, 2008 are attributed to gains on short equity options due to decreases in underlying equity prices.
See Note 4, “Financial Instruments,” to the consolidated financial statements for information regarding the classification of our assets and liabilities measured at fair value.
Controls Over the Valuation Process for Financial Instruments — Our Risk Management Department, independent of the trading function, plays an important role in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks.

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
     Goodwill
     As a result of acquisitions, we have acquired goodwill; of which the balance of $358.8 million at December 31, 2008 is wholly attributed to our Capital Markets segment, which is our reporting unit under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the marketplace. We completed our annual impairment test as of September 30, 2008 and no impairment was identified.
     During 2008, the financial services sector and the equity markets in general were affected by declines in stock prices and by lack of liquidity. Our market capitalization declined below recorded book value at various points during the year, particularly in the second half of 2008; though we believe that market capitalization as a fair value indicator should be considered in the context of a reasonable time frame and general market conditions. We have updated our goodwill impairment assessment subsequent to our annual testing date and no impairment was identified as of December 31, 2008. The judgments applied in estimating the fair value of our operating segment have an impact on the evaluation of any impairment and continued weakness in the financial markets and broad economy could unfavorably affect our assessments in the future.
     Compensation and Benefits
     The use of estimates is important in determining compensation and benefits expenses for interim periods. A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and, through 2008, our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the guidance contained in FASB 123R regarding the timing of expense recognition for non-retirement-eligible and retirement-eligible employees. Our fourth quarter of 2008 reflects changes in our interim estimates of total compensation and benefits we determine to be paid for the full year based on finalized levels of compensation.
Business Environment
     During the first half of 2008, economic growth slowed and the U.S. entered a recession. The lessening of liquidity that began in 2007 accelerated during 2008 and the U.S. markets experienced unprecedented challenges as credit further contracted, the downturn in economic growth broadened, and a number of major financial institutions faced serious problems. Concerns regarding future economic growth and corporate earnings, as well as illiquidity in the credit markets created challenging conditions for the equity markets which experienced significant broad-based declines, with equity indices significantly lower at the end of 2008 as compared to the end of 2007. Fixed income and equity markets experienced high levels of volatility, broad-based declines in asset prices and further reduced levels of liquidity, particularly in the fourth quarter of 2008. The impact of these events created extreme uncertainty around company and asset values, creating a challenging environment for investment banking advisory businesses and sharply narrowing opportunities to distribute securities in the equity and debt capital markets. The U.S. dollar initially weakened against major currencies during the first part of 2008, but recovered in the latter half of the year as the economic slowdown accelerated in non-U.S. economies in the second half of 2008, with significant depreciation in the British pound and Euro against the U.S. dollar by year-end.

     The financial landscape has also been altered dramatically over the course of the year with the bankruptcy of Lehman Brothers Holdings Inc., acquisitions and consolidations of major financial institutions, the Federal Government assuming a conservatorship role of both the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association and the conversion of Goldman Sachs Group, Inc. and Morgan Stanley into bank holding companies. In early October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which, among other matters, enables the U.S. Treasury to purchase mortgage-related and other trouble assets from U.S. financial institutions. The U.S. Treasury has taken additional measures to provide liquidity to the capital markets and the U.S. Federal Reserve reduced its federal funds target rate to a range of 0 to 0.25%, its lowest level since 2003. The yield on the 10-year U.S. Treasury note declined to 2.25% at the end of 2008 from 3.91% at the beginning of the year.
     Markets outside of the U.S. experienced similar conditions with foreign governments taking similar actions within their borders to provide liquidity to financial institutions, including reductions in benchmark interests by the central banks, and also, in some cases, assuming conservatorship roles over certain financial institutions. Growth declined across virtually all global economies and the equity indices across Europe, Asia and emerging markets ended 2008 notably lower for the year.
     The results of our operations for 2008 reflect these challenging market factors, which contributed to declining inventory valuations and reduced levels of capital markets activity. Competitor consolidation and the destabilization of the financial markets during these periods have conversely had a positive impact on business prospects as we have seen new customer activity across many of our businesses. However, a continuation of the volatile markets and unfavorable economic conditions of 2008 could have a material impact on our business and results of operations for the near term of 2009 and possibly subsequent years.
Consolidated Results of Operations
     The following table provides an overview of our consolidated results of operations:

	Year Ended December 31,
(Dollars in Thousands)	2008	2007	2006

Net revenues	$1,021,775	$1,568,090	$1,457,602
Non-interest expenses	$1,971,113	$1,322,356	$1,108,948
(Loss) income before taxes and minority interest	$(949,338)	$245,734	$348,654
Income tax (benefit) expense	$(290,249)	$93,178	$137,541
Minority interest in (loss) earnings of consolidated subsidiaries, net	$(122,961)	$7,891	$6,969
Net (loss) earnings	$(536,128)	$144,665	$205,750

(Loss) earnings per diluted share	$(3.23)	$0.97	$1.42

Effective tax rate	30.6%	37.9%	39.4%
     Our consolidated results of operations for the year ended December 31, 2008 include the effect of certain adjustments to the financial results for our fourth quarter and year ended December 31, 2008 announced in our Current Report on Form 8-K, dated January 20, 2009.
     Net revenues for 2008 (total revenues, net of interest expense) declined 35% from 2007 to $1,021.8 million as challenging market conditions negatively affected our operations this year. Non-interest expenses of $1,971.1 million for 2008 increased 49% from 2007 primarily due to increased compensation and benefit costs, including certain significant unusual items, increased technology and communication costs and losses incurred due to the bankruptcies of Lehman Brothers and Landsbankinn and other bad debt expenses.
     Net revenues for 2007 increased 8% to $1,568.1 million as compared to $1,457.6 million for 2006 as increasing revenues in investment banking and equity products were partially offset by declines in revenues in other product areas. Non-interest expenses of $1,322.4 million for 2007 reflected an increase of 19% over the comparable 2006 period primarily attributable to increases in compensation, technology and occupancy costs as part of growth initiatives.
     The effective tax rate was 30.6% for 2008, a decline in comparison to an effective tax rate of 37.9% for 2007. The decrease in our effective tax rate for the year ended December 31, 2008 was as a result of the net loss for the year. The effective tax rate for 2006 was 39.4%.
     In April 2008, we sold 26,585,310 shares of our common stock to Leucadia National Corporation (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion).
     At December 31, 2008, we had 2,270 employees globally compared to 2,568 at December 31, 2007 and 2,275 employees at December 31, 2006.
     On February 12, 2009, we entered into a definitive agreement with Depfa Bank, plc to acquire all of the membership interests of Depfa First Albany Securities, LLC, a New York City-based municipal securities firm and broker-dealer that provides integrated investment banking, advisory and sales and trading services. The acquisition is subject to regulatory approvals and other closing conditions with the acquisition expected to close during the first quarter of 2009. Approximately 70 employees are expected to join us as a result of the acquisition.
     Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K.
Revenues by Source
     The Capital Markets reportable segment includes our traditional securities trading activities, including the results of Jefferies High Yield Trading, LLC as of the second quarter of 2007, and our investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various equity, fixed income and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment, even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
     For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis because the Asset Management segment is immaterial as compared to the consolidated Results of Operations.

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions. The following provides a summary of revenues by source for the past three years:

	Year Ended December 31,
	2008		2007		2006
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
			(Dollars in Thousands)
Equity	$495,362	48%	$597,164	38%	$538,891	37%
Fixed income and commodities:
Fixed income (excluding high yield) and commodities (1)	238,240	23	139,274	9	165,170	11
JHYT (2)	(173,398)	(17)	33,848	2	80,119	6

Total	64,842	6	173,122	11	245,289	17
Investment banking	425,887	42	750,192	48	540,596	37
Asset management fees and investment income from managed funds (3):
Asset management fees	19,612	2	28,533	2	55,462	4
Investment (loss) income from managed funds	(72,541)	(7)	(4,999)	(1)	54,088	4

Total	(52,929)	(5)	23,534	1	109,550	8
Interest	749,577	73	1,174,883	75	528,882	36

Total revenues	$1,682,739	165%	$2,718,895	173%	$1,963,208	135%
Interest expense	(660,964)	(65)	(1,150,805)	(73)	(505,606)	(35)

Net revenues	$1,021,775	100%	$1,568,090	100%	$1,457,602	100%

(1)	Fixed income and commodities revenue is primarily comprised of investment grade fixed income, mortgage-backed securities, convertible and commodities product revenue.

(2)	High yield revenue is comprised of revenue generated by our reorganized high yield secondary market trading activities during 2008 and the second, third, and fourth quarter of 2007 and revenue generated by our pari passu share of high yield revenue during the first quarter of 2007 and the full year of 2006.

(3)	First quarter 2007 and 2006 amounts include asset management revenue from high yield funds. Effective April 2, 2007, with the commencement of our reorganized high yield secondary market trading activities, we do not record asset management revenue associated with these activities.
     Net Revenues
     2008 v. 2007 — Net revenues for the year ended December 31, 2008 were $1,021.8 million, a decrease of 35%, as compared to net revenues of $1,568.1 million for 2007. The decrease was primarily due to decreases in equity revenues of $101.8 million, investment banking revenues of $324.3 million, high yield revenues of $207.2 million and asset management revenues of $76.5 million as we experienced significantly unfavorable market conditions as compared with the same period last year; partially offset by an increase in fixed income (excluding high yield) and commodities revenues of $99.0 million due to continued expansion of our fixed income business throughout 2008. Net revenues were also impacted by an increase in net interest revenues (interest revenues net of interest expense), which totaled $88.6 million for 2008 as compared to $24.1 million for 2007.
     2007 v. 2006 — Net revenues for 2007 increased $110.5 million, or 8%, to $1,568.1 million, compared to $1,457.6 million for 2006. The increase was primarily due to a $209.6 million, or 39%, increase in investment banking revenues and a $58.3 million, or 11%, increase in equities revenues; partially offset by a $25.9 million, or 16%, decrease in fixed income (excluding high yield) and commodities revenues, a $46.3 million, or 58%, decrease in high yield revenues and a $86.0 million, or 79%, decrease in asset management fees and investment income (loss) from managed funds.
     Equities Revenues
     Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing and prime brokerage, and execution product revenues.
     2008 v. 2007 — Total equities revenue was $495.4 million and $597.2 million, respectively, in 2008 and 2007, representing an 17% decrease from 2007, primarily driven by principal transaction losses due to trading volatility and net write downs in equity trading, partially offset by an increase in our core equity customer sales and trading and equity finance businesses. Equities revenues generated in our customer businesses are reflective of higher trading volumes, including better contributions from derivative equity products. Increased volatility in the global equity markets and higher frequency trading resulted in increased principal transaction revenues for certain trading strategies, which was offset by principal transaction losses on certain equity investments and block trading activities due to the sharp overall declines in the equity markets, including losses on our equity method investment in Jefferies Finance, LLC.
     2007 v. 2006 — Equities revenue was $597.2 million, up 11% from 2006 primarily attributable to strong contributions from U.S. and international agency cash equity and derivative products partially offset by principal trading losses from certain derivative and cash proprietary equity trading activities for the later half of 2007. These principal trading losses were caused by illiquidity and volatility in the U.S. equity marketplace.
     Fixed Income and Commodities Revenue
     Fixed income and commodities revenue is primarily comprised of commissions and principal transactions revenue from high yield and distressed securities, investment grade fixed income, convertible debt, mortgage-backed securities, energy markets debt and commodities trading activities.
     2008 v. 2007 — Fixed income (excluding high yield) and commodities revenue was $238.2 million, up 71% from revenue of $139.3 million for 2007. The increased revenues for 2008 reflected the continued growth of our fixed income businesses due to increased customer flow in our corporate bond, emerging markets, treasury and agencies, and mortgage-backed securities trading businesses, in part due to declining competition and our focused efforts to grow our business in certain fixed income asset classes that have strong client demand. Fixed income customer trading revenues were partially offset by net principal transaction losses in our convertibles and commodities trading activities given the difficult market conditions, the high market volatility in those sectors for the year and writedowns on our shares in certain commodity exchanges.
     High yield recognized a loss of $173.4 million for the year ended December 31, 2008, as compared to high yield revenue of $33.8 million for 2007, which is attributed primarily to unrealized principal transaction losses due to deteriorating market conditions, partially offset by increased commission revenue as sales production increased given the market dislocation affecting competitors. Of the losses recognized in Jefferies High Yield Trading, LLC (our high yield and distressed securities trading and investment business), approximately 65% of such losses are allocated to the minority investors.
     2007 v. 2006 — Fixed income and commodities revenue totaled $173.1 million and $245.3 million respectively, for 2007 and 2006. The decrease was driven by (1) extremely challenging and illiquid U.S. high yield credit markets for the latter half of 2007 characterized by wider spreads and reduced levels of liquidity, and (2) strong prior period performance in high yield secondary market trading; offset by (1) consistent contributions throughout 2007 from our investment grade fixed income products despite a severe decline in fixed income liquidity and (2) a strong fourth quarter 2007 performance from Jefferies Financial Products due to volatility in energy related commodities markets.

     Investment Banking Revenues
     Our investment banking division provides a full range of financial advisory services to our clients across all industry sectors, as well as debt, equity and equity-linked capital raising services, and encompasses both U.S. and international capabilities. Capital markets revenues include underwriting revenues related to debt, equity and convertible financing services. Advisory revenues are generated from our business advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenues:

	Year Ended
				% Change	% Change
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006	2008/2007	2007/2006
Capital markets	$117,662	$388,675	$231,261	-70%	+68%
Advisory	308,225	361,517	309,335	-15%	+17%

Total	$425,887	$750,192	$540,596	-43%	+39%

     2008 v. 2007 — Capital markets revenues totaled $117.7 million for the year ended December 31, 2008, compared to $388.7 million for 2007, a decrease of 70% reflecting the overall deterioration in market activity for both equity and debt underwritings as credit spreads reached historically wide levels in the fourth quarter of 2008. Revenues from our advisory business of $308.2 million for 2008 declined only 15% compared to the prior year revenues of $361.5 million, reflecting the continuing strength of our franchise given the general industry-wide decrease in advisory activity for 2008 versus the relatively robust market for the investment banking advisory sector as a whole in 2007.
     2007 v. 2006 — Capital markets revenues were $388.7 million for 2007, an increase of 68% from 2006. The increase in capital markets revenues was a result of increased U.S. and international debt underwritings and increased activity from our leverage finance group. Revenues from advisory activities for 2007 were $361.5 million, an increase of 17% from 2006. The increase in advisory revenues was led by services rendered on assignments in the technology, industrial, energy, maritime and shipping, healthcare and aerospace and defense sectors.

     Asset Management Fees and Investment (Loss) Income from Managed Funds
     Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds and investment (loss) income from our investments in these funds. The following summarizes revenues from asset management fees and investment (loss) income for the years ended December 31, 2008, 2007 and 2006 (in thousands of dollars):

	2008	2007	2006
Asset management fees:
Fixed Income (1)	$8,548	$12,129	$24,604
Equities	1,430	4,140	16,366
Convertibles	9,619	12,264	12,256
Real Assets	15	—	2,236

	19,612	28,533	55,462

Investment (loss) income from managed funds(1)	(72,541)	(4,999)	54,088

Total (2)	$(52,929)	$23,534	$109,550

(1)	Of the total investment (loss) income from managed funds, $1.7 million, $1.3 million and $7.1 million is attributed to minority interest holders for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

(2)	With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities as of April 2, 2007. Asset management fees and investment income from managed funds related to our high yield funds of $3.9 million for the first quarter of 2007 and $37.5 million for the year ended December 31, 2006 are included within these results.
     2008 v. 2007 — Asset management fees declined to $19.6 million for the year ended December 31, 2008 as compared asset management fees of $28.5 million for 2007, primarily as a result of the liquidation and closure of certain funds managed by us, as well as limited fee revenue generation from other managed funds due to declines in assets under management, partially offset by increased asset management fee income from our managed collateralized loan obligations (“CLOs”). In addition, asset management fees in 2008 reflect a decrease from 2007 as performance from our high yield funds is no longer included within asset management as of April 2, 2007. Investment loss from managed funds totaled $72.5 million for 2008 as compared to an investment loss of $5.0 million for 2007 primarily due to declines in asset valuations experienced by several of our managed funds, particularly within the retail and credit sectors, partially offset by investment revenues generated from portfolio strategies in our managed technology and financial services funds.
     2007 v. 2006 — Asset management revenues were $23.5 million, down $86.1 million over 2006. The decrease in asset management revenue was a result of a strong prior period performance from our High Yield Funds, which are no longer included in asset management as of April 2, 2007 and weaker operating performance from our equity funds and managed CLOs offset by strong operating performance and increased assets under management in our international global convertible funds.

     Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	December 31, 2008	December 31, 2007
Assets under management (1):
Fixed Income	$1,136	$1,802
Equities	85	122
Convertibles	1,670	2,872

	2,891	4,796

Assets under management by third parties (2):
Equities, Convertibles and Fixed Income	—	179
Private Equity	600	600

	600	779

Total	$3,491	$5,575

(1)	Assets under management include assets actively managed by us and third parties including hedge funds, collateralized loan obligations (“CLOs”), managed accounts and other private investment funds. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
     Change in Assets under Management

	Year Ended	Year Ended	%
(in millions)	December 31, 2008	December 31, 2007	Change
Balance, beginning of period	$5,575	$5,176	8%

Net cash flow (out) in	(983)	179
Net market (depreciation)	(1,101)	220

	(2,084)	399

Balance, end of period	$3,491	$5,575	-37%

     The net cash outflow during 2008 is primarily attributable to customer redemptions from our global convertible bond funds. Net market depreciation for the year ending December 31, 2008 is primarily attributable to declines in valuation of our managed CLOs and convertible bond funds. Net cash inflow during 2007 is primarily attributable to the launch of the Clear Lake and St. James managed CLOs during the year, which is partially offset by redemptions from our managed global convertible bonds funds and other equity funds. Net market appreciation for the year ending December 31, 2007 is primarily attributed to increased valuations in our global convertible bond funds, partially offset by asset value declines experienced by our managed CLOs and other fixed income funds due to the deteriorating credit market conditions experienced in 2007.

     The following table presents our invested capital in managed funds at December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007

Unconsolidated funds (1)	$66,104	$272,643
Consolidated funds (2)	70,465	169,773

Total	$136,569	$442,416

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.
     Net Interest
     2008 v. 2007 — Interest revenue decreased by 36% to $749.6 million for 2008 as compared to 2007 primarily due to the overall decline in market interest rates across all products and decreased securities lending activity, partially offset by growth in interest-bearing trading assets, including mortgage-backed securities inventory and deposit margins. Interest expense decreased by 43% to $661.0 million for 2008 as compared to interest expense of $1,150.8 million for 2007 primarily due to the overall decline in market interest rates, offset by an increase in interest expense due to the issuance of $600 million of senior unsecured debentures in June 2007. Overall net interest revenues (interest income less interest expense) decreased by $64.5 million to $88.6 million for the year ended December 31, 2008.
     2007 v. 2006 — Interest revenue increased by $646.0 million primarily as a result of increased stock borrowing, securities purchased under agreements to resell and increases in interest rates. Interest expense for 2007 increased by $645.2 million as compared to 2006 primarily as a result of increased stock lending and securities sold under agreements to repurchase activities, increases in interest rates and the issuance of $600 million senior unsecured debentures in June 2007.
     Compensation and Benefits
     Compensation and benefits totaled $1,522.2 million, $946.3 million and $791.3 million in 2008, 2007 and 2006, respectively. Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions and the amortization of share-based compensation to employees. Employees totaled approximately 2,270, 2,568 and 2,275 at December 31, 2008, 2007 and 2006, respectively. Due to reduction in force actions announced in December 2008, additional employees will transition out during the first quarter of 2009.
     2008 v. 2007 — Compensation and benefits expense of $1,522.2 million for the year ended December 31, 2008 includes the cost of expensing in 2008 share-based compensation awarded to employees in previous years of approximately $302.6 million, expenses associated with share-based compensation awards granted to employees in December 2008 of approximately $74.0 million, expenses associated with the modification of outstanding employee loans of approximately $33.0 million, and severance costs incurred during 2008 of $71.0 million. Excluding these items, compensation and benefits expense totaled $1,041.6 million for 2008. Compensation and benefits expense of $946.3 million for the year ended December 31, 2007 includes amortization expense associated with share-based compensation awards of $144.4 million, which relates to share-based compensation awards granted in 2007 and in previous years.

     In December 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock unit (“RSUs”) awards of active employees and of future restricted stock and RSUs granted as part of year-end compensation. We modified outstanding awards such that employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of other forfeiture provisions of those awards. As a result of the removal of the service requirements, we accelerated the expensing of any remaining unamortized share-based compensation costs in December 2008 with respect to previously granted awards on the modification date, with a total compensation cost of $302.6 million. Prior to this modification, restricted stock and RSUs awarded to employees were generally subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which was typically five years. As part of our annual compensation process, we granted approximately 5.9 million shares of restricted stock and RSUs to employees in December 2008. As these year end awards contain termination provisions comparable to the terms of the overall approved compensation strategy, we recognized the full grant date fair value expense associated with these restricted stock and RSUs awards of $74.0 million immediately upon grant date in the current year. We believe these changes to share-based compensation more economically manage our overall employee compensation commensurate with the related production of revenues by our businesses.
     Excluding the impact of modifications to our share-based compensation awards and severance costs, the higher ratio of compensation expense to net revenues for 2008 as compared to 2007 results primarily from weaker than anticipated revenue production from certain business lines in which a minimum level of compensation costs are necessary in order to maintain appropriate personnel levels for competitiveness, as well as commission-based compensation paid in respect of revenue production in certain divisions where revenues include substantial trading losses. Additionally, while we have sizably reduced our employee headcount at year end as compared to the beginning of 2008, during the year we made significant hires both domestically and internationally in connection with expanding our mortgage, corporate bond and international equity trading capabilities, which temporarily increases compensation costs as production revenues build. These key hires allow us to selectively take advantage of the dislocation in the markets in certain sectors and enhance our business mix and product offering capabilities.
     2007 v. 2006 — Compensation and benefits expense, including the amortization of previously awarded restricted stock and RSUs increased $155.1 million, or 20%, to a total of $946.3 million as compared to $791.3 million for 2006. Employee headcount increased 13% from 2,275 at December 31, 2006 to 2,568 at December 31, 2007. The increase in compensation and benefits expense was driven by increased business activities and growth initiatives, both domestically and internationally. Specifically, during 2007 we hired certain senior level employees as part of our growth initiatives. Compensation and benefits expense for 2007 also reflects an increase in amortization expense of share-based awards from prior years as compared to 2006 as compensation policy changes in 2005 caused greater amounts of share-based awards to be issued to senior level employees as compared to cash compensation.
     Additional information relating to issuances pursuant to our employee share-based compensation plans is contained in Consolidated Statements of Changes in Stockholders’ Equity on page 56, Share-Based Compensation included in Note 1 of the Notes to the Consolidated Financial Statements, and Compensation Plans included in Note 22 of the Notes to the Consolidated Financial Statements.
     Non-Compensation Expense
     2008 v. 2007 — Non-compensation expenses were $449.0 million for 2008, a 19% increase as compared to 2007, which reflects increased technology and communications costs consistent with our expanding business activities and trading platforms, as well as other significant costs incurred in 2008. Included within Other non-interest expenses are $8 million in non-recoverable legal fees for investment banking transactions that did not close and other bad debt expense items for which we have fully reserved at year end. Additionally, during 2008 we recognized costs incurred in the unwinding of securities lending transactions with Lehman Brothers, Inc. and Landsbankinn as counterparties and other credit losses attributed to exposures from Lehman Brothers totaling approximately $20.7 million and we recognized reorganization costs for fixed asset write-offs and lease exit costs of $0.7 million as part of our announced office closings and other structural changes.

     2007 v. 2006 — Non-compensation expenses were $376.0 million for 2007 versus $317.7 million for 2006, an increase of 18%. The increase in non-personnel expenses is consistent with our revenue growth and primarily attributable to increased compliance, technology and communications costs as well as increased occupancy related to the expansion of our London and New York offices.
     (Loss) / Earnings before Income Taxes and Minority Interest
     Loss before income taxes and minority interest was $949.3 million for 2008 down from earnings before income taxes and minority interest of $245.7 million and $348.7 million for 2007 and 2006, respectively.
     Income Taxes
     The provision for income taxes totaled a tax benefit of $290.2 million, tax expense of $93.2 million and tax expense of $137.5 million for 2008, 2007 and 2006, respectively. The provision for income taxes resulted in effective tax rates of 30.6%, 37.9% and 39.4%, respectively. The decrease in our effective tax rate for the year ended December 31, 2008 as compared to 2007 was as a result of the net loss for the year. The change in effective tax rates in 2007 and 2006 rate is due to (1) the minority interest holdings in JHYH which are not taxed at the Jefferies Group level, (2) a decrease in state and local income taxes and (3) return to provision adjustments for amounts previously deemed to be non-deductible.
     Minority Interest
     Minority interest consists of third party interests in JHYH (effective April 2, 2007) and our consolidated asset management funds. Minority interest in loss of consolidated subsidiaries was $123.0 million for 2008 compared to minority interest in earnings of consolidated subsidiaries of $7.9 million for 2007 and $7.0 million for 2006. For the year ended December 31, 2008, the decrease in earnings attributable to minority interest holders from 2007 is primarily due to net losses for 2008 recognized by Jefferies High Yield Holdings, LLC, which is consolidated by us. The increase in minority interest for 2007 as compared to 2006 is due to consolidating the operations of Jefferies High Yield Holdings, LLC beginning with the second quarter of 2007.
     (Loss) Earnings per Share
     Diluted net loss per share was $3.23 for 2008 on 166,163,000 shares compared to diluted earnings per share of $0.97 for 2007 on 153,807,000 shares and $1.42 per share on 147,531,000 shares for 2006. The diluted earnings per share calculations for 2007 and 2006 include an addition of $4.1 and $3.5 million, respectively, to net earnings for preferred dividends. Convertible preferred stock dividends were not included in the calculation of diluted (loss) per share for the year ended December 31, 2008 due to their anti-dilutive effect on (loss) per share.
Mortgage and Lending Related Trading Exposures
     We have exposure to residential mortgage-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.

     The following table provides a summary of these exposures as of December 31, 2008 and December 31, 2007 (in millions):

	December 31, 2008	December 31, 2007
Residential mortgage-backed agency securities (1)	$952	$27
TBA securities (2)	(534)	—

Net agency residential mortgage-backed security exposure (2)	418	27
Prime mortgage-backed securities (3)	20
Alt-A mortgage-backed securities (4)	74	—
Subprime mortgage-backed securities (4)	30	—
Other asset-backed securities (4)	3	—

Total mortgage- and asset-backed security exposure	$545	$27

Corporate loans (5)	$95.2	$—
Collateralized loan obligations (“CLOs”) certificates (6)	$6.3	$49.5
Indirect investments in CLOs (7)	$1.1	$16.4
     Mortgage- and asset backed securities at December 31, 2008 were purchased during the second half of 2008. Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial Instruments Owned in our Consolidated Statements of Financial Condition and represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified within Level 2 of the fair value hierarchy.

(2)	Our exposure to residential mortgage-backed agency securities is reduced through the forward sale of such securities as represented by the notional amount of outstanding TBA securities at December 31, 2008. Such contracts are accounted for as derivatives with a fair value of $1.7 million at December 31, 2008, which are included in Financial Instruments Sold, Not Yet Purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics. Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at December 31, 2008 are presented at their fair value, are classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(5)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and are classified within Level 3 of the fair value hierarchy at December 31, 2008.

(6)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in CLO vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $2.1 million are reported at fair value and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy and $4.2 million are accounted for at fair value and included in Investments in Managed Funds in our Consolidated Statements of Financial Condition. At December 31, 2007, approximately $32.8 million of our interests consisted of a warehouse loan to a CLO, which was subsequently repaid from the proceeds of the issuance of CLO interests to third parties and to us.

(7)	Through our equity method investment in Jefferies Finance, Inc. we have an indirect interest in certain CLOs and warehouse loans to CLOs comprised of corporate senior secured loans, unsecured loans and high yield bonds.

     Of our prime, Alt-A and subprime mortgage-backed securities and other asset-backed securities at December 31, 2008, the following table provides further information regarding the credit ratings of the securities and the issue date of the securities:

	Credit Ratings
					Below
				BBB+ to	Investment
Vintage year	AAA	AA+ to AA-	A+ to A-	BBB-	Grade	Fair Value
2007	$19.1	$1.7	—	$0.3	$3.3	$24.4
2006	$23.5	$0.3	$1.4	$1.7	$3.8	$30.7
2005	$37.8	$0.8	$2.2	$0.9	$1.2	$42.9
2004 and prior	$24.5	$0.8	$1.5	$1.4	$0.5	$28.7

Total	$104.9	$3.6	$5.1	$4.3	$8.8	$126.7

Liquidity, Financial Condition and Capital Resources
     Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature of our day to day business operations, business growth possibilities, regulatory obligations, and liquidity requirements.
     Recent market conditions have been, and continue to be, volatile, with tightening in the availability of funding with illiquid credit markets and wider credit spreads. Lending within the interbank market has been reduced and concerns as to counterparty stability have led to further reduction in available borrowings from institutional investors and lenders. We have no scheduled maturities on our long-term borrowings until 2012, nominal short-term borrowings and significant cash balances on hand. We continue to actively manage our liquidity profile and counterparty relationships given current credit market conditions.
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

Liquidity
     The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	December 31, 2008	December 31, 2007
Cash and cash equivalents:
Cash in banks	$765,056	$248,174
Money market investments	529,273	649,698

Total cash and cash equivalents	1,294,329	897,872
Cash and securities segregated (1)	1,151,522	614,949

	$2,445,851	$1,512,821

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of December 31, 2008 and 2007. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had $-0- and $280.4 million of outstanding unsecured bank loans as of December 31, 2008 and 2007, respectively. Average daily bank loans for the years ended December 31, 2008 and 2007 were $94.9 million and $267.1 million, respectively.
     A substantial portion of our assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in our trading accounts are readily marketable and actively traded. In addition, receivables from brokers and dealers are primarily current open transactions, margin deposits or securities borrowed transactions, which are typically settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on transactions in the process of settlement. Most of our receivables are secured by marketable securities.
     Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand. We have arrangements with various banks for financing of up to $718.4 million, including $623.0 million of bank loans and $95.4 million of letters of credit. Of the $718.4 million of uncommitted lines of credit, $468.4 million is unsecured and $250.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

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
     The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $2,121.3 million, mandatorily redeemable convertible preferred stock of $125.0 million and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $1,764.3 million comprise our total capital of $4,010.6 million as of December 31, 2008, which exceeded cash capital requirements.
     Analysis of Financial Condition and Capital Resources
     Financial Condition
     As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets decreased $9,815.1 million, or 33%, from $29,793.8 million at December 31, 2007 to $19,978.7 million at December 31, 2008 primarily due to decreased reverse repurchase agreement activity and a decrease in the level of our financial instruments owned inventory. Our financial instruments owned, including securities pledged to creditors, decreased $945.5 million, while our financial instruments sold, not yet purchased also decreased by $580.4 million to $2,749.6 million at December 31, 2008. Our securities borrowed and securities purchased under agreements to resell decreased by $9,535.5 million, or 48%, while our securities loaned and securities sold under agreements to repurchase decreased $9,020.1 million, or 47%.

     The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	December 31, 2008	December 31, 2007
Stockholders’ equity	$2,121,271	$1,761,544
Less: Goodwill	(358,837)	(344,063)

Tangible stockholders’ equity	$1,762,434	$1,417,481

Shares outstanding	163,216,038	124,453,174
Outstanding restricted stock units (5)	34,260,077	32,125,316

Adjusted shares outstanding	197,476,115	156,578,490

Book value per share (1)	$13.00	$14.15

Pro forma book value per share (2)	$10.74	$11.25

Tangible book value per share (3)	$10.80	$11.39

Pro forma tangible book value per share (4)	$8.92	$9.05

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.
     Tangible stockholders’ equity, tangible book value per share, pro forma book value per share and pro forma tangible book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible stockholders’ equity as stockholders’ equity less intangible assets, specifically goodwill. Goodwill is subtracted from stockholders’ equity in determining tangible stockholders’ equity as we believe that goodwill does not constitute an operating asset, which can be deployed in a liquid manner. We calculate tangible book value per share by dividing tangible stockholders’ equity by common stock outstanding. We calculate pro forma book value per share as stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units. We calculate pro forma tangible book value per share by dividing tangible stockholders’ equity by common shares outstanding adjusted for outstanding restricted stock units. We believe the adjustment to shares outstanding for outstanding restricted stock units reflects potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors.
     On December 30, 2008 we granted 5,138,821 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $13.80 on December 30, 2008. We expect to issue the shares of restricted stock during the first quarter of 2009, which will increase shares outstanding. In January 2009, we repurchased approximately 4.3 million shares of our common stock in the open market at an average price of $13.00 per share.

     In February 2006, we issued $125.0 million of our Series A convertible preferred stock to Massachusetts Mutual Life Insurance Company (“MassMutual”). As of December 31, 2008, our Series A convertible preferred stock is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share
Capital Resources
     We had total long-term capital of $4.0 billion and $3.7 billion resulting in a long-term debt to total capital ratio of 44% and 48%, at year end 2008 and 2007, respectively. Our total capital base as of December 31, 2008 and 2007 was as follows (in thousands):

	December 31,	December 31,
	2008	2007
Long-Term Debt	$1,764,274	$1,764,067
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Total Stockholders’ Equity	2,121,271	1,761,544

Total Capital	$4,010,545	$3,650,611

     Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $718.4 million of uncommitted secured and unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $600 million senior unsecured debt issuance in June 2007 and the sale of 26,585,310 shares of our common stock to Leucadia National Corporation in April 2008 (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion). We had no outstanding secured bank loans as of December 31, 2008 and December 31, 2007, respectively, and we had $-0- and $280.4 million of outstanding unsecured bank loans as of December 31, 2008 and December 31, 2007, respectively. We did not declare dividends to be paid during the third or fourth quarter of 2008.
     At December 31, 2008, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.4 million, $346.3 million, $348.7 million, $248.6 million and $328.2 million due in 2036, 2027, 2016, 2014 and 2012, respectively. At December 31, 2008, contractual interest payment obligations related to our senior long-term debt are $113.0 million for each of the years 2009 through 2011, $93.0 million for 2012 and $1,128.9 million for all of the remaining periods after 2012.
     We rely upon our cash holdings and external sources to finance a significant portion of our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings.
     Our long-term debt ratings are as follows:

Rating
Moody’s Investors Services	Baa2
Standard and Poor’s	BBB
Fitch Ratings	BBB

     Net Capital
     Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.
     As of December 31, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$710,906	$691,478
Jefferies Execution	$8,688	$8,438
Jefferies High Yield Trading	$545,522	$545,272
     Contractual Obligations and Commitments
     The tables below provide information about our commitments related to debt obligations, leases, and investments and guarantees as of December 31, 2008. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates.

	Expected Maturity Date
	2009	2010	2011	2012	2013	After 2013	Total
	(Dollars in Millions)
Debt obligations:
Senior notes	—	—	—	$325.0	—	$1,450.0	$1,775.0
Mandatorily redeemable convertible preferred stock	—	—	—	—	—	$125.0	$125.0

Leases:
Gross lease commitments	$43.2	$42.7	$40.5	$36.7	$35.1	$138.9	$337.1
Sub-leases	$7.2	$6.7	$5.7	$5.5	$5.6	$9.2	$39.9

Net lease commitments	$36.0	$36.0	$34.8	$31.2	$29.5	$129.7	$297.2

Bank credit	—	$18.0	—	$18.0	—	—	$36.0

Equity commitments	$0.1	$250.0	—	$2.0	$1.4	$171.0	$424.5

Loan commitments	$168.9	$5.0	—	—	$0.2	—	$174.1

Derivative contracts- non credit	$896.1	$42.8	$14.5	—	$2.9	—	$956.3

Derivative contracts- credit related	—	—	—	$5.0	—	—	$5.0

     In accordance with FIN No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements or Guarantees, Including Indirect Guarantees of Indebtedness of Others, certain derivative contracts meet the definition of a guarantee under FIN 45 and are therefore included in the above table. For additional information on these commitments, see Note 16, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.
     In the normal course of business we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in on our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned — derivative contracts or Financial instruments sold, not yet purchased — derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 4, “Financial Instruments,” to the consolidated financial statements.
     We are routinely involved with variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”) in connection with our mortgage-backed securities securitization activities. As December 31, 2008, we did not have any ongoing involvement with or commitments to purchase assets from QSPEs. For additional information regarding our involvement with VIEs, see Note 20, “Securitization Activities and Variable Interest Entities,” to the consolidated financial statements.
     In January 2009, we purchased approximately $56.5 million of specified auction rate securities from certain individual customers at par value.
     Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 9 to the Consolidated Financial Statements for further information on FIN 48.

     Leverage Ratios
     The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Total assets	$19,978,685	$29,793,817
Deduct: Securities borrowed	(9,011,903)	(16,422,130)
Securities purchased under agreements to resell	(1,247,002)	(3,372,294)
Add: Financial instruments sold, not yet purchased	2,749,567	3,329,966
Less derivative liabilities	(220,738)	(327,076)

Subtotal	2,528,829	3,002,890
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,151,522)	(614,949)
Goodwill	(358,837)	(344,063)

Adjusted assets	$10,738,250	$12,043,271

Total stockholders’ equity	$2,121,271	$1,761,544
Deduct: Goodwill	(358,837)	(344,063)

Tangible stockholders’ equity	$1,762,434	$1,417,481

Leverage ratio (1)	9.4	16.9

Adjusted leverage ratio (2)	6.1	8.5

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
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
Accounting and Regulatory Developments
     FASB 141R. In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R will not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
     FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Accordingly, we adopted FASB 160 effective January 1, 2009. The adoption of FASB 160 resulted in an increase to stockholders’ equity of $287.8 million and a decrease to total liabilities of $287.8 million on our opening 2009 consolidated statement of financial condition; however, we do not expect the adoption of FASB 160 to have material effect on our results of operations or cash flows.
     FSP FAS 140-3. In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FASB No. 140”) unless certain criteria are met. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. FSP FAS 140-3 is to be applied prospectively for new transactions entered into after the adoption date. We do not expect the adoption of FSP FAS 140-3 to have a material effect on financial condition or cash flows; and adoption of FSP FAS 140-3 will have no effect on our results of operations.

     FASB 161. In March 2008, the FASB issued FASB 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Accordingly, we adopted FASB 161 effective January 1, 2009. Since FASB 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of FASB 161 will not affect our financial condition, results of operations or cash flows.
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
     FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 require enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. We adopted FSP FAS 133-1 and FIN 45-4 for our year end consolidated financial statements as of December 31, 2008. Since FSP FAS 133-1 and FIN 45-4 require only additional disclosures, the adoption did not have an effect on our financial condition, results of operations or cash flows.
     FSP FAS 157-3. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 was effective immediately upon issuance and did not have an effect on our financial condition, results of operations or cash flows.
     FSP FAS 140-4 and FIN 46(R)-8. In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for our year end consolidated financial statements as of December 31, 2008 and did not affect our financial condition, results of operations or cash flows as it requires only additional disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We use a number of quantitative tools to manage our exposure to market risk. These tools include:
•	inventory position and exposure limits, on a gross and net basis;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	risk limits based on a summary measure of risk exposure referred to as Value-at-Risk.
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
     VaR is a model that predicts the future risk based on historical data. We could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. In addition, the VaR model measures the risk of a current static position over a one-day horizon and might not predict the future position. When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies could produce significantly different results
     The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions, excluding corporate investments in asset management positions, using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. The following table illustrates the VaR for each component of market risk.

	Daily VaR (1)
	(In Millions)
	Value at Risk in trading portfolios
	At 12-31				Year ending 12-31-2008				Year ending 12-31-2007
Risk Categories	2008		2007		Average		High	Low	Average		High	Low
Interest Rates		$3.70		$1.70		$2.57	$4.66	$1.13		$1.60	$2.24	$0.97
Equity Prices		$2.31		$16.73		$7.12	$24.01	$2.16		$8.42	$17.01	$4.94
Currency Rates		$0.15		$0.47		$0.53	$0.98	$0.09		$0.41	$1.06	$0.13
Commodity Prices		$0.55		$2.07		$1.10	$3.21	$0.23		$1.22	$2.36	$0.27
Diversification Effect	-$	2.55	-$	7.24	-$	4.32			-$	3.53

Firmwide		$4.16		$13.73		$7.00	$23.35	$3.31		$8.12	$14.02	$5.31

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.
     Average VaR of $7.00 million during 2008 decreased from the $8.12 million average during 2007 due mainly to a decrease in exposure to Equity Prices. 2008 VaR levels were elevated for a period of time after we acquired 10 million common shares of Leucadia National Corp. in April.
     The following table presents our daily VaR over the last four quarters:
VaR Back-Testing
     The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated 23 outliers when comparing the 95% one-day VaR with the back-testing profit and loss in 2008. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VaR model, excluding fees, commissions and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in 2008.

Daily Trading Net Revenue
($ in millions)
     Trading revenue used in the histogram below entitled “2008 vs. 2007 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

Item 8. Financial Statements and Supplementary Data.

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
     Management evaluated our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jefferies Group, Inc.:
We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jefferies Group, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jefferies Group, Inc.:
We have audited Jefferies Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Jefferies Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 27, 2009

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$1,294,329	$897,872
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,151,522	614,949
Financial instruments owned, including securities pledged to creditors of $361,765 and $1,087,906 in 2008 and 2007, respectively:
Corporate equity securities	945,747	2,266,679
Corporate debt securities	1,851,216	2,162,893
U.S. Government, federal agency and other sovereign obligations	447,233	730,921
Mortgage- and asset-backed securities	1,035,996	26,895
Loans	34,407	—
Derivatives	298,144	338,779
Investments at fair value	75,059	104,199
Other	—	2,889

Total financial instruments owned	4,687,802	5,633,255
Investments in managed funds	100,245	293,523
Other investments	140,012	78,715
Securities borrowed	9,011,903	16,422,130
Securities purchased under agreements to resell	1,247,002	3,372,294
Receivable from brokers, dealers and clearing organizations	710,199	715,919
Receivable from customers	499,315	764,833
Premises and equipment	139,390	141,472
Goodwill	358,837	344,063
Other assets	638,129	514,792

Total assets	$19,978,685	$29,793,817

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition — (Continued)
December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank loans	$—	$280,378
Financial instruments sold, not yet purchased:
Corporate equity securities	739,166	1,389,099
Corporate debt securities	1,578,395	1,407,387
U.S. Government, federal agency and other sovereign obligations	211,045	206,090
Derivatives	220,738	327,076
Other	223	314

Total financial instruments sold, not yet purchased	2,749,567	3,329,966
Securities loaned	3,259,575	7,681,464
Securities sold under agreements to repurchase	6,727,390	11,325,562
Payable to brokers, dealers and clearing organizations	291,291	878,740
Payable to customers	1,736,971	1,415,803
Accrued expenses and other liabilities	634,618	627,597

	15,399,412	25,539,510
Long-term debt	1,764,274	1,764,067
Mandatorily redeemable convertible preferred stock	125,000	125,000
Minority interest	568,728	603,696

Total liabilities	17,857,414	28,032,273

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 171,167,666 shares in 2008 and 155,375,808 shares in 2007	17	16
Additional paid-in capital	1,870,120	1,115,011
Retained earnings	418,445	1,031,764
Less:
Treasury stock, at cost, 7,951,628 shares in 2008 and 30,922,634 shares in 2007	(115,190)	(394,406)
Accumulated other comprehensive (loss) income:
Currency translation adjustments	(43,675)	10,986
Additional minimum pension liability	(8,446)	(1,827)

Total accumulated other comprehensive (loss) income	(52,121)	9,159

Total stockholders’ equity	2,121,271	1,761,544

Total liabilities and stockholders’ equity	$19,978,685	$29,793,817

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
For each of the years in the three-year period ended December 31, 2008
(In thousands, except per share amounts)

	2008	2007	2006
Revenues:
Commissions	$444,315	$355,601	$280,681
Principal transactions	87,316	390,374	468,002
Investment banking	425,887	750,192	540,596
Asset management fees and investment (loss) income from managed funds	(52,929)	23,534	109,550
Interest	749,577	1,174,883	528,882
Other	28,573	24,311	35,497

Total revenues	1,682,739	2,718,895	1,963,208
Interest expense	660,964	1,150,805	505,606

Revenues, net of interest expense	1,021,775	1,568,090	1,457,602

Non-interest expenses:
Compensation and benefits	1,522,157	946,309	791,255
Floor brokerage and clearing fees	69,444	71,851	62,564
Technology and communications	127,357	103,763	80,840
Occupancy and equipment rental	76,255	76,765	59,792
Business development	49,376	56,594	48,634
Other	126,524	67,074	65,863

Total non-interest expenses	1,971,113	1,322,356	1,108,948

(Loss) earnings before income taxes, minority interest and cumulative effect of change in accounting principle	(949,338)	245,734	348,654
Income taxes	(290,249)	93,178	137,541

(Loss) earnings before minority interest and cumulative effect of change in accounting principle	(659,089)	152,556	211,113
Minority interest in (loss) earnings of consolidated subsidiaries, net	(122,961)	7,891	6,969

(Loss) earnings before cumulative effect of change in accounting principle, net	(536,128)	144,665	204,144
Cumulative effect of change in accounting principle, net	—	—	1,606

Net (loss) earnings	$(536,128)	$144,665	$205,750

Earnings per share:
Basic-
(Loss) earnings before cumulative effect of change in accounting principle, net	$(3.23)	$1.02	$1.53
Cumulative effect of change in accounting principle, net	—	—	0.01

Net (loss) earnings	$(3.23)	$1.02	$1.54

Diluted-
(Loss) earnings before cumulative effect of change in accounting principle, net	$(3.23)	$0.97	$1.41
Cumulative effect of change in accounting principle, net	—	—	0.01

Net (loss) earnings	$(3.23)	$0.97	$1.42

Weighted average shares of common stock:
Basic	166,163	141,515	133,898
Diluted	166,163	153,807	147,531
See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For each of the years in the three-year period ended December 31, 2008
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Common stock, par value $0.0001 per share
Balance, beginning of year	16	14	7
Issued / stock dividend	1	2	7

Balance, end of year	17	16	14

Additional paid in capital
Balance, beginning of year	1,115,011	876,393	709,447
Benefit plan share activity (1)	52,912	38,053	33,360
Share-based amortization expense	561,661	144,382	83,137
Proceeds from exercise of stock options	840	5,233	17,543
Acquisitions and contingent consideration	5,647	9,240	—
Tax benefits for issuance of share-based awards	6,233	41,710	32,906
Issuance of treasury stock	90,160	—	—
Dividend equivalents on restricted stock units	37,656	—	—

Balance, end of year	1,870,120	1,115,011	876,393

Retained earnings
Balance, beginning of year	1,031,764	952,263	803,262
Cumulative effect of adjustment from adoption of FIN 48	—	(410)	—
Net (loss) earnings	(536,128)	144,665	205,750
Dividends	(76,477)	(64,754)	(56,749)
Acquisition adjustments	(714)	—	—

Balance, end of year	418,445	1,031,764	952,263

Treasury stock, at cost
Balance, beginning of year	(394,406)	(254,437)	(220,703)
Purchases	(21,765)	(147,809)	(23,972)
Returns / forfeitures	(42,438)	(7,785)	(9,762)
Issued	343,419	15,625	—

Balance, end of year	(115,190)	(394,406)	(254,437)

Accumulated other comprehensive income (loss)
Balance, beginning of year	9,159	6,854	(5,163)
Currency adjustment, net of tax	(54,661)	1,222	8,802
Pension adjustment, net of tax	(6,619)	1,083	3,215

Balance, end of year	(52,121)	9,159	6,854

Total stockholders’ equity	2,121,271	1,761,544	1,581,087

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Director Plan.
See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three years ended December 31, 2008
(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(536,128)	$144,665	$205,750

Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net	—	—	(1,606)
Depreciation and amortization	29,482	27,863	19,891
Accruals related to various benefit plans, stock issuances, net of forfeitures	572,136	174,652	109,505
Deferred income taxes	(180,706)	(6,269)	(37,982)
Minority interest	(122,961)	7,891	6,969
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(535,091)	(285,852)	89,488
Decrease (increase) in receivables:
Securities borrowed	7,395,756	(6,710,158)	(1,568,414)
Brokers, dealers and clearing organizations	(69,932)	(304,629)	160,676
Customers	256,038	(101,261)	(186,651)
Decrease (increase) in financial instruments owned	987,021	(645,716)	(2,758,246)
Increase in other investments	(61,297)	(35,955)	(16,084)
Decrease (increase) in investments in managed funds	196,691	20,653	(94,753)
Decrease (increase) in securities purchased under agreements to resell	2,125,292	(3,146,118)	(226,176)
Decrease (increase) in other assets	57,313	(21,559)	(65,031)
(Decrease) increase in payables:
Securities loaned	(4,421,889)	920,290	(934,990)
Brokers, dealers and clearing organizations	(540,086)	284,713	349,913
Customers	337,771	405,368	183,265
(Decrease) increase in financial instruments sold, not yet purchased	(567,777)	(339,094)	2,298,436
(Decrease) increase in securities sold under agreements to repurchase	(4,598,172)	9,232,724	2,092,838
Increase (decrease) in accrued expenses and other liabilities	29,821	(51,785)	103,636

Net cash provided by (used in) operating activities	353,282	(429,577)	(269,566)

Cash flows from investing activities:
Decrease in short-term bond funds	—	—	7,037
Purchase of premises and equipment	(35,957)	(76,893)	(39,342)
Business acquisitions, net of cash received	—	(33,437)	—
Deconsolidation of asset management entity	(63,665)	—	—
Cash paid for contingent consideration	(37,670)	(25,720)	(19,944)

Net cash flows used in investing activities	(137,292)	(136,050)	(52,249)

Continued on next page.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows — (Continued)
Three years ended December 31, 2008
(Dollars in thousands)

	2008	2007	2006
Cash flows from financing activities:
Tax benefits from the issuance of share-based awards	$6,233	$41,710	$32,906
Proceeds from reorganization of high yield secondary market trading	—	361,735	—
Redemptions and distributions related to our reorganization of high yield secondary market trading	—	(31,858)	—
Repayment of long-term debt	—	(100,000)	—
Net proceeds from (payments on):
Equity financing	433,579	—	—
Bank loans	(283,033)	280,386	—
Issuance of senior notes	—	593,176	492,155
Termination of interest rate swaps	—	8,452	—
Issuance of mandatorily redeemable convertible preferred stock	—	—	125,000
Minority interest holders of consolidated subsidiaries	85,283	3,849	(11,553)
Repurchase of treasury stock	(21,765)	(147,809)	(23,972)
Dividends	(38,821)	(64,754)	(56,749)
Exercise of stock options, not including tax benefits	840	5,233	17,543

Net cash provided by financing activities	182,316	950,120	575,330

Effect of foreign currency translation on cash and cash equivalents	(1,849)	338	3,593

Net increase in cash and cash equivalents	396,457	384,831	257,108
Cash and cash equivalents at beginning of year	897,872	513,041	255,933

Cash and cash equivalents at end of year	$1,294,329	$897,872	$513,041

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$695,177	$1,133,861	$492,179
Income taxes	(23,753)	69,973	198,294
Acquisitions:
Fair value of assets acquired, including goodwill		61,999
Liabilities assumed		(6,150)
Stock issued		(22,412)

Cash paid for acquisition		33,437
Cash acquired in acquisition		—

Net cash paid for acquisition		33,437
Supplemental disclosure of non-cash financing activities:
Non-cash proceeds from reorganization of high yield secondary market trading	—	230,169	—
In 2006 and 2007, the additional minimum pension liability included in stockholders’ equity of $2,910 and $1,827, respectively, resulted from a decrease of $3,215 and $1,083, respectively, to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.
In 2008, the additional minimum pension liability included in stockholders’ equity of $8,446 resulted from an increase of $6,619 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows — (Continued)
Three years ended December 31, 2008
(Dollars in thousands)
On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation (“Leucadia”) of approximately $100 million. In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. During 2008, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.
During 2008, we deconsolidated an entity related to our asset management activities due to changes in the nature and level of our investment in the entity. Prior to deconsolidation, total assets (including cash and cash equivalents) and total liabilities of the entity were $79.6 million and $22.8 million, respectively, and minority interest related to the entity was $0.7 million. Upon deconsolidation, we recorded an investment in this entity of $56.1 million, which is included in investments in managed funds on our Consolidated Statements of Financial Condition.
See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended December 31, 2008
(Dollars in thousands)

	2008	2007	2006

Net (loss) earnings	$(536,128)	$144,665	$205,750

Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(54,661)	1,222	8,802
Minimum pension liability adjustments, net of tax (1)	(6,619)	1,083	3,215

Total other comprehensive (loss) income, net of tax	(61,280)	2,305	12,017

Comprehensive (loss) income	$(597,408)	$146,970	$217,767

(1)	Includes income tax expense (benefit) of $(4.3) million, $0.9 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(1) Organization and Summary of Significant Accounting Policies
     Organization
     The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC and Jefferies Employees Special Opportunities Partners, LLC. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-K.
     On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment of approximately $100 million to Leucadia National Corporation (“Leucadia”). In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. During the second quarter of 2008, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.
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
December 31, 2008 and 2007
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
Revenue Recognition Policies
     Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $42.9 million, $39.3 million and $32.1 million for 2008, 2007 and 2006, respectively. We account for the cost of these arrangements on an accrual basis. Our accounting policy for commission revenues incorporates the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
     Principal Transactions. Financial instruments owned, securities pledged and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Earnings on a trade date basis, except for unrealized gains and losses on financial instruments held by consolidated asset management entities, which are presented in asset management fees and investment (loss) income from managed funds.
     Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such transactions are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statement of Earnings. Reimbursed expenses totaled approximately $14.3 million, $11.2 million and $17.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     Asset Management Fees and Investment (Loss) Income From Managed Funds. Asset management fees and investment (loss) income from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds, and investment (loss) income from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks”, or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.
     Interest Revenue and Expense. We recognize contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts in principal transactions in the Consolidated Statement of Earnings and are not recognized as a component of interest revenue or expense. We account for our short-term, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as interest expense. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.
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
December 31, 2008 and 2007
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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:	Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
Valuation Process for Financial Instruments
     Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.
     The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.
     Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted exchange price, which is generally obtained from pricing services. Level 1 cash products are highly liquid instruments and include listed equity and money market securities

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds and agency and non-agency mortgage-backed securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and certain non-agency mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments and commercial loans, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.
     Derivative products — Exchange-traded derivatives are valued using quoted market prices, which are generally obtained from pricing services and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and other comparable simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, interest rate swaps, foreign currency forwards, commodity swaps and option contracts, equity option contracts and to-be-announced (“TBA”) securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and the correlation sensitivity to market indices is not transparent for the term of the derivatives.
Investments in Managed Funds
     Investments in managed funds include our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for using the equity method or at fair value depending on the nature and level of our investment. Gains or losses on our investments in managed funds are included in asset management fees and investment (loss) income from managed funds in the Consolidated Statements of Earnings.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
Receivable from, and Payable to, Customers
     Receivable from and payable to customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors represents balances arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions and are provided on substantially the same terms.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
     Securities purchased under agreements to resell and securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted repurchase or resale amount. We earn net interest revenues from this activity which is reflected in our Consolidated Statements of Earnings.
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
Goodwill
     At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value, by estimating the amount of stockholders’ equity required to support each reporting unit. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. As of December 31, 2008, no impairment has been identified.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
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
     We have two reporting units, Capital Markets and Asset Management, as defined by FASB 142, Goodwill and Other Intangible Assets. Jefferies Execution is not a reporting unit of ours and we have not recorded this $26 million goodwill impairment charge in our Consolidated Financial Statements.
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
     We adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), as of January 1, 2008. EITF 06-11 requires that the tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options should be recognized as an increase to additional paid in capital. Prior to EITF 06-11, such income tax benefit was recognized as a reduction of income tax expense. These amounts are included in tax benefits for issuance of share-based awards in the Consolidated Statement of Changes in Stockholders’ Equity.
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
December 31, 2008 and 2007
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
Accounting and Regulatory Developments
     FASB 141R. In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R will not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
     FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Accordingly, we adopted FASB 160 effective January 1, 2009. The adoption of FASB 160 resulted in an increase to stockholders’ equity of $287.8 million and a decrease to total liabilities of $287.8 million on our opening 2009 Consolidated Statement of Financial Condition; however, we do not expect the adoption of FASB 160 to have material effect on our results of operations or cash flows.
     FSP FAS 140-3. In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FASB No. 140”) unless certain criteria are met. FSP FAS 140-

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
3 is effective for fiscal years beginning after November 15, 2008. FSP FAS 140-3 is to be applied prospectively for new transactions entered into after the adoption date. We do not expect the adoption of FSP FAS 140-3 to have a material effect on financial condition or cash flows; and adoption of FSP FAS 140-3 will have no effect on our results of operations.
     FASB 161. In March 2008, the FASB issued FASB 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Accordingly, we adopted FASB 161 effective January 1, 2009. Since FASB 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of FASB 161 will not affect our financial condition, results of operations or cash flows.
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
     FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 require enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. We adopted FSP FAS 133-1 and FIN 45-4 for our year end consolidated financial statements as of December 31, 2008. Since FSP FAS 133-1 and FIN 45-4 require only additional disclosures, the adoption did not have an effect on our financial condition, results of operations or cash flows.
     FSP FAS 157-3. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
pricing services. FSP FAS 157-3 was effective immediately upon issuance and did not have an effect on our financial condition, results of operations or cash flows.
     FSP FAS 140-4 and FIN 46(R)-8. In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public entities to provide additional disclosures about transfers of financial assets and require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were adopted for our year end consolidated financial statements as of December 31, 2008 and did not affect our financial condition, results of operations or cash flows as it requires only additional disclosures.
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
(2) Cash, Cash Equivalents, and Short-Term Investments
     We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by our management to be generally readily convertible into cash as of December 31, 2008 and 2007 (in thousands of dollars):

	December 31, 2008	December 31, 2007

Cash and cash equivalents:
Cash in banks	$765,056	$248,174
Money market investments	529,273	649,698

Total cash and cash equivalents	1,294,329	897,872
Cash and securities segregated (1)	1,151,522	614,949

	$2,445,851	$1,512,821

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
(3) Receivable from, and Payable to, Customers
     The following is a summary of the major categories of receivables from and payable to customers as of December 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
Receivable from Customers:
Customers (net of allowance for uncollectible accounts of $4,355 in 2008 and $1,493 in 2007)	$496,590	$754,472
Officers and directors	2,725	10,361

	$499,315	$764,833

Payable to Customers	$1,736,971	$1,415,803

     Receivable from officers and directors represents standard margin loan balances arising from their individual security transactions. These transactions are subject to the same terms and conditions as customer transactions.
(4) Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased
     The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2008 and 2007 (in thousands of dollars):

	December 31, 2008		December 31, 2007
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$945,747	$739,166	$2,266,679	$1,389,099
Corporate debt securities	1,851,216	1,578,395	2,162,893	1,407,387
U.S. Government, federal agency and other sovereign obligations	447,233	211,045	730,921	206,090
Mortgage- and asset-backed securities	1,035,996	—	26,895	—
Loans	34,407	—	—	—
Derivatives	298,144	220,738	338,779	327,076
Investments at fair value	75,059	—	104,199	—
Other	—	223	2,889	314

	$4,687,802	$2,749,567	$5,633,255	$3,329,966

     We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking activities and certain investments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. The fair value option was

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
     Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of December 31, 2008 and 2007 (in thousands of dollars):

	December 31, 2008	December 31, 2007

Corporate equity securities	$360,356	$985,783
Corporate debt securities	1,409	102,123

	$361,765	$1,087,906

     At December 31, 2008 and December 31, 2007, the approximate fair value of securities received by us in connection with resale agreements and securities borrowings that may be sold or repledged by us was $9.7 billion and $19.8 billion, respectively. At December 31, 2008 and December 31, 2007, a substantial portion of these securities received by us had been sold or repledged.
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of December 31, 2008 and December 31, 2007 by level within the fair value hierarchy (in thousands of dollars):

	As of December 31, 2008
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$1,125,752	$2,782,707	$371,733	$—	$4,280,192
Loans	—	11,824	22,583	—	34,407
Derivative instruments	258,827	920,687	—	(881,370)	298,144
Investments at fair value	—	—	75,059	—	75,059

Total financial instruments owned	1,384,579	3,715,218	469,375	(881,370)	4,687,802
Level 3 assets for which the firm does not bear economic exposure (1)			(146,244)

Level 3 assets for which the firm bears economic exposure			323,131

Liabilities:
Financial instruments sold, not yet purchased:
Securities	757,260	1,768,054	3,515	—	2,528,829
Derivative instruments	187,806	491,876	8,197	(467,141)	220,738

Total financial instruments sold, not yet purchased	945,066	2,259,930	11,712	(467,141)	2,749,567

(1)	Consists of Level 3 assets which are attributable to minority investors or attributable to employee interests in certain consolidated entities.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the year ended December 31, 2008 and 2007 (in thousands of dollars):

	Year ended December 31, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments -	instruments -	instruments -	instruments -
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, December 31, 2007	$248,397	$(8,703)	$—	$(12,929)	$104,199
Total gains/ (losses) (realized and unrealized) (1)	(102,313)	1,610	184	18,635	(21,133)
Purchases, sales, settlements, and issuances	169,892	2,049	(727)	8,577	(8,007)
Net transfers into Level 3	221,866	(63)	543	(22,480)	—
Net transfers out of Level 3	(143,526)	1,592	—	—	—

Balance, December 31, 2008	$394,316	$(3,515)	$—	$(8,197)	$75,059

Change in unrealized gains/ (losses) relating to instruments still held at December 31, 2008 (1)	$(89,235)	$1,187	$—	$14,592	$(16,283)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

	Year ended December 31, 2007
	Non-derivative	Non-derivative	Derivative
	instruments -	instruments -	instruments -
	Assets	Liabilities	Liabilities	Investments
Balance, December 31, 2006	$205,278	$—	$—	$97,289
Total gains/ (losses) (realized and unrealized) (1)	(6,139)	(46)	(22,962)	23,494
Purchases, sales, settlements, and Issuances	(13,492)	(9,154)	26,385	(16,584)
Net transfers into Level 3	140,667	(23,569)	(16,352)	—
Net transfers out of Level 3	(77,917)	24,066	—	—

Balance, December 31, 2007	$248,397	$(8,703)	$(12,929)	$104,199

Change in unrealized gains/ (losses) relating to instruments still held at December 31, 2007 (1)	$(7,866)	$—	$(7,384)	$23,474

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.
(5) Premises and Equipment
     The following is a summary of premises and equipment as of December 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
Furniture, fixtures and equipment	$218,758	$189,376
Leasehold improvements	104,710	109,895

Total	323,468	299,271
Less accumulated depreciation and amortization	184,078	157,799

	$139,390	$141,472

     Depreciation and amortization expense amounted to $29,275,000 $27,047,000, and $18,902,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
(6) Short-Term Borrowings
     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of December 31, 2008 and 2007. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had $-0- and $280.4 million of outstanding unsecured bank loans as of December 31, 2008 and 2007, respectively. Average daily bank loans for the years ended December 31, 2008 and 2007 were $94.9 million and $267.1 million, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(7) Long-Term Debt
     The following summarizes long-term debt outstanding at December 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
7.75% Senior Notes, due 2012, net of unamortized discount of $3,068 (2008)	$328,215	$328,594
5.875% Senior Notes, due 2014, net of unamortized discount of $1,392 (2008)	248,608	248,402
5.5% Senior Notes, due 2016, net of unamortized discount of $1,317 (2008)	348,683	348,501
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,667 (2008)	346,333	346,236
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,564 (2008)	492,435	492,334

	$1,764,274	$1,764,067

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
(8) Mandatorily Redeemable Convertible Preferred Stock
     In February 2006, MassMutual purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of December 31, 2008, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(9) Income Taxes
     Total income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows (in thousands of dollars):

	2008	2007	2006
(Loss)/ earnings	$(290,249)	$93,178	$137,541
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(6,233)	(41,710)	(32,906)

	$(296,482)	$51,468	$104,635

     Income taxes (benefits) for the years ended December 31, 2008, 2007 and 2006 consist of the following (in thousands of dollars):

	2008	2007	2006
Current:
Federal	$(110,458)	$78,715	$129,648
State and local	5,949	9,379	31,557
Foreign	(5,034)	11,353	14,318

	(109,543)	99,447	175,523

Deferred:
Federal	(101,482)	(13,030)	(29,414)
State and local	(38,575)	4,218	(6,938)
Foreign	(40,649)	2,543	(1,630)

	(180,706)	(6,269)	(37,982)

	$(290,249)	$93,178	$137,541

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 2008, 2007 and 2006 as a result of the following (in thousands of dollars):

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Computed expected income taxes	$(332,269)	35.0%	$86,007	35.0%	$122,029	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	(21,207)	2.2	8,838	3.6	16,002	4.6
Limited deductibility of meals and entertainment	2,008	(0.2)	1,801	0.7	1,972	0.5
Minority interest, not subject to tax	43,036	(4.5)	(2,762)	(1.1)	(2,439)	(0.7)
Foreign income	16,948	(1.8)	2,593	1.1	(143)	(0.1)
Other, net	1,235	(0.1)	(3,299)	(1.4)	120	0.1

Total income taxes	$(290,249)	30.6%	$93,178	37.9%	$137,541	39.4%

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     The following table presents a reconciliation of gross unrecognized tax benefits between January 1, 2008 and December 31, 2008 (in thousands of dollars):

Balance at January 1, 2008	$8,825
Additions for tax positions related to current year	2,395
Reductions for tax positions related to current year	(145)
Additions for tax positions related to prior years	3,372
Reductions for tax positions related to prior years	(265)
Settlements	(697)

Balance at December 31, 2008	$13,485

     The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $8.8 million (net of federal benefit of state issues) at December 31, 2008. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other general and administrative expenses. During the years ended December 31, 2008 and 2007, we recognized approximately $2.3 million and $1.0 million, respectively, in interest. We had approximately $3.7 million and $1.4 million for the payment of interest and penalties accrued at December 31, 2008, and 2007, respectively.
     We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2004. Substantially all material state and local, and foreign income tax matters have been concluded for the years through 1999. New York State and New York City income tax returns for the years 2001 through 2004 and 2000 through 2002, respectively, are currently under examination. The final outcome of these examinations is not yet determinable. We do not expect that unrecognized tax benefits for tax positions taken with respect to 2008 and prior years will significantly change in 2009.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below (in thousands of dollars):

	2008	2007
Deferred tax assets:
Long-term compensation	$350,742	$225,803
State income taxes	279	652
Pension	5,540	1,241
Net operating loss	44,117	5,326
Investments	10,729	—
Other	8,180	2,417

Sub-total	419,587	235,439
Valuation allowance	(5,185)	(2,294)

Total deferred tax assets	414,402	233,145

Deferred tax liabilities:
Premises and equipment	3,301	2,467
Goodwill amortization	22,513	18,480
Investments	—	11,600
Other	7,622	4,041

Total deferred tax liabilities	33,436	36,588

Net deferred tax asset, included in other assets	$380,966	$196,557

     A valuation allowance of $5.2 million and $2.3 million was recorded at December 31, 2008 and 2007, respectively, and represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $2.9 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively. We believe that the realization of the net deferred tax asset of $381.0 million (after valuation allowance) is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
     At December 31, 2008, we had U.S. net operating loss carryforwards of approximately $350 million and United Kingdom loss carryforwards of approximately $61.9 million. The U.S. losses are primarily state carryforwards expiring in various years from 2013 to 2028. The United Kingdom loss carryforwards have an unlimited carryforward period. A tax benefit has been recorded for the associated deferred tax assets with no valuation allowance. Finally, at December 31, 2008, we had loss carryforwards in other countries in which we operate of approximately $13.3 million. These losses begin to expire in the year 2013 and have been fully offset by a valuation allowance.
     The current tax receivable, included in other assets, was $130.5 million and $37.3 million as of December 31, 2008 and 2007, respectively.
     Cumulative losses of non-U.S. subsidiaries were approximately $75.2 million at December 31, 2008. Such losses would become deductible upon the sale or liquidation of these non-U.S. subsidiaries.
     To the extent these non-U.S. subsidiaries have future earnings, no deferred U.S. federal income taxes will be provided for the undistributed earnings because we have permanently reinvested these earnings in such operations.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(10) Benefit Plans
Pension Plan
     We have a defined benefit pension plan which covers certain of our employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee’s career average pay. Our funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes. Differences in each year, if any, between expected and actual returns in excess of a 10% corridor (as defined in FASB 87, Employers’ Accounting for Pensions) are amortized in net periodic pension calculations. Effective December 31, 2005, benefits under the pension plan have been frozen. Accordingly, there are no further benefit accruals for future service after December 31, 2005.
     On December 31, 2006, we adopted the recognition and disclosure provisions of FASB 158. FASB 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan in the December 31, 2006 Consolidated Statement of Financial Condition. Upon adoption of FASB 158, the projected benefit obligation was equal to the accumulated benefit obligation, consequently no adjustment to the Consolidated Statement of Financial Condition was required.
     The following tables set forth the plan’s funded status and amounts recognized in our accompanying consolidated statements of financial condition and Consolidated Statements of Earnings (in thousands of dollars):

	December 31,
	2008	2007
Accumulated benefit obligation	$41,492	$40,828

Projected benefit obligation for service rendered to date	$41,492	$40,828
Plan assets, at fair value	33,731	41,634

Funded status	$(7,761)	$806
Unrecognized net loss	14,017	3,068

Prepaid benefit cost	$6,256	$3,874
Accumulated other comprehensive loss, before taxes	(14,017)	(3,068)

Pension (liability) asset	$(7,761)	$806

	Year ended December 31,
	2008	2007	2006
Net pension cost included the following components:
Service cost — benefits earned during the period	$200	$275	$275
Interest cost on projected benefit obligation	2,531	2,378	2,361
Expected return on plan assets	(3,113)	(2,923)	(2,514)
Net amortization	—	—	562

Net periodic pension (income) cost	$(382)	$(270)	$684

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

	Year ended December 31
	2008	2007
Fair value of assets, beginning of year	$41,634	$39,484
Employer contributions	2,000	2,000
Benefit payments made	(1,492)	(2,394)
Administrative expenses paid	(209)	(174)
Total investment return	(8,202)	2,718

Fair value of assets, end of year	$33,731	$41,634

	Year ended December 31
	2008	2007
Projected benefit obligation, beginning of year	$40,828	$42,892
Service cost	200	275
Interest cost	2,531	2,378
Actuarial losses	(366)	(2,149)
Administrative expenses paid	(209)	(174)
Benefits paid	(1,492)	(2,394)

Projected benefit obligation, end of year	$41,492	$40,828

     The plan assets consist of approximately 47% equities, 50% fixed income and 3% other securities in 2008 versus approximately 56% equities, 41% fixed income and 3% other securities in 2007. The target allocation of plan assets for 2009 is approximately 60% equities and 40% fixed income securities. The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.50% and 0.00%, respectively, in 2008, 6.25% and 0.00%, respectively, in 2007, and 5.90% and 0.00%, respectively, in 2006. The expected long-term rate of return on assets was 7.5% in 2008, 2007 and 2006. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk.
     We have contributed $2.0 million to our pension plan during 2008. Effective December 31, 2005, benefits under the pension plan have been frozen. There will be no further benefit accruals for service after December 31, 2005. The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $14.0 million and $3.1 million as of December 31, 2008 and 2007, respectively.
     During 2009, we expect to recognize an amortization of net loss of $0.9 million as a component of net periodic benefit cost.
     Expected benefit payments through December 31, 2018 are as follows (in thousands of dollars):

2009	$1,974
2010	2,666
2011	1,323
2011	3,011
2013	2,222
2014 through 2018	12,554

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(11) Minority Interest
     Under FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”), certain minority interests in consolidated entities may meet the definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the entity, net of estimated liquidation costs. Our consolidated financial statements include certain minority interests that meet the definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”). The mandatorily redeemable minority interests are entitled to a pro rata share of the profits and losses of JHYH, as set forth in JHYH’s organization agreements, and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. A certain portion of these mandatorily redeemable minority interests represents investments from Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”), and are eliminated in consolidation as JSOP and JESOP are included within our consolidated group. The carrying amount of the mandatorily redeemable minority interests, after consolidation, was approximately $280.9 million and $354.3 million at December 31, 2008 and 2007, respectively.
     Minority interest also includes the minority equity holders’ proportionate share of the equity of JSOP and JESOP. At December 31, 2008, minority interest related to JSOP and JESOP was approximately $252.3 million and $29.4 million, respectively. At December 31, 2007, minority interest related to JSOP and JESOP was approximately $212.1 million and $26.5 million, respectively.
     At December 31, 2008 and 2007, we had other minority interests of approximately $6.1 million and $10.8 million, respectively, primarily related to our consolidated asset management entities.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(12) Earnings per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 2008, 2007 and 2006 (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Earnings:
(Loss) earnings before cumulative effect of change in accounting principle, net	$(536,128)	$144,665	$204,144
Cumulative effect of change in accounting principle, net	—	—	1,606

Net (loss) earnings	(536,128)	144,665	205,750
Add: Convertible preferred stock dividends	—	4,063	3,543

Net (loss) earnings for diluted earnings per share	$(536,128)	$148,728	$209,293

Shares:
Average shares used in basic computation	166,163	141,515	133,898
Stock options	—	388	1,251
Mandatorily redeemable convertible preferred stock	—	4,068	3,521
Unvested restricted stock / restricted stock units	—	7,836	8,861

Average shares used in diluted computation	166,163	153,807	147,531

Earnings per share:
Basic-
(Loss) earnings before cumulative effect of change in accounting principle, net	$(3.23)	$1.02	$1.53
Cumulative effect of change in accounting principle, net	—	—	0.01

Net (loss) earnings	$(3.23)	$1.02	$1.54

Diluted-
(Loss) earnings before cumulative effect of change in accounting principle, net	$(3.23)	$0.97	$1.41
Cumulative effect of change in accounting principle, net	—	—	0.01

Net (loss) earnings	$(3.23)	$0.97	$1.42

     As a result of the net loss that was recorded in the year ended December 31, 2008, our diluted (loss) per share for those periods does not assume the dilutive effects of unvested restricted stock and restricted stock units, the exercise of stock options or the conversion of our mandatorily redeemable convertible preferred stock as this would result in an antidilutive per-share amount. Therefore, our diluted (loss) per share equal our basic (loss) per share for the year ended December 31, 2008. At December 31, 2008, we had outstanding stock options of 59,720 and our mandatorily redeemable convertible preferred stock was convertible into 4,105,138 common shares. We had no unvested restricted stock and restricted stock units at December 31, 2008.
     We had no anti-dilutive securities for purposes of the annual earnings per share computations in 2007 and 2006.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(13) Leases
     As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases. Future minimum lease payments for all noncancelable operating leases at December 31, 2008 are as follows (in thousands of dollars):

	Gross	Sub-leases	Net
2009	$43,214	$7,247	$35,967
2010	42,663	6,673	35,990
2011	40,494	5,701	34,793
2012	36,702	5,525	31,177
2013	35,095	5,553	29,542
Thereafter	138,886	9,151	129,735
     Rental expense amounted to $50,529,000, $50,443,000 and $43,406,000, in 2008, 2007 and 2006, respectively.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     The following table presents the fair value of derivatives at December 31, 2008 and December 31, 2007. The fair value of assets/liabilities related to derivative contracts at December 31, 2008 and December 31, 2007 represent our receivable/payable for derivative financial instruments, gross of related collateral received and pledged:

	December 31, 2008		December 31, 2007
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivative instruments included in financial instruments owned and financial instruments sold, not yet purchased:
Swaps (1)	$553,524	$139,608	$2,424	$417,020
Option contracts (1)	277,272	199,030	355,119	404,525
Forward contracts	12,663	13,186	3,348	3,254

Total	$843,459	$351,824	$360,891	$824,799

(1)	Option and swap contracts in the table above are gross of collateral received and/ or collateral pledged. Option and swap contracts are recorded net of collateral received and/ or collateral pledged on the Consolidated Statement of Financial Condition. At December 31, 2008, collateral received and collateral pledged were $545.4 million and $131.1 million, respectively. At December 31, 2007, collateral received and collateral pledged were $22.1 million and $497.7 million, respectively.
     The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of December 31, 2008 (in thousands):

	OTC derivative assets
	0 – 12 Months	1 – 5 Years	5 – 10 Years	Total
Commodity swaps	$526,815	$548	$—	$527,363
Commodity options	12,933	16,566	—	29,499
Total return swaps	—	10,111	—	10,111
Interest rate swaps	—	—	16,050	16,050
Equity options	84	—	—	84
Forward contracts	12,663	—	—	12,663

Total	$552,495	$27,225	$16,050	$595,770

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

	OTC derivative liabilities
	0 – 12 Months	1 – 5 Years	5 – 10 Years	Total
Commodity swaps	$120,418	$—	$—	$120,418
Commodity options	996	15,733	—	16,729
Total return swaps	—	9,110	—	9,110
Interest rate swaps	—	—	9,722	9,722
Credit default swaps	—	358	—	358
Equity options	120	5,764	—	5,884
Forward contracts	8,478	4,708	—	13,186

Total	$130,012	$35,673	$9,722	$175,407

     At December 31, 2008, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

	Total pre-credit	Credit	Total post- credit
	enhancement	enhancement	enhancement
	netting	netting (1)	netting
Counterparty credit quality:
A or higher	$592,370	$(6,779)	$585,591
B to BBB	52	—	52
Unrated	10,127	—	10,127

Total	$602,549	$(6,779)	$595,770

(1)	Credit enhancement netting relates to JFP credit intermediation facilities with AA-rated European banks.
(15) Net Capital Requirements
     As registered broker-dealers, Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by the Rule.
     As of December 31, 2008, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital
Jefferies	$710,906	$691,478
Jefferies Execution	$9,120	$8,870
Jefferies High Yield Trading	$545,522	$545,272

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(16) Commitments, Contingencies and Guarantees
     The following table summarizes other commitments and guarantees at December 31, 2008:

		Maturity Date
	Notional /			2011	2013	2015
	Maximum			and	and	and
	Payout	2009	2010	2012	2014	Later
		(Dollars in Millions)
Bank credit	$36.0	—	$18.0	$18.0	—	—

Equity commitments	$424.5	$0.1	$250.0	$2.0	$26.0	$146.4

Loan commitments	$174.1	$168.9	$5.0	—	$0.2	—

Derivative contracts- non credit related	$956.3	$896.1	$42.8	$14.5	$2.9	—

Derivative contracts- credit related:

Single name credit default swaps	$5.0	—	—	$5.0	—	—
     The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives:

	Notional /	External Credit Rating
	Maximum
	Payout	A	Unrated
	(Dollars in Millions)
Bank credit	$36.0	—	$36.0
Loan commitments	$174.1	—	$174.1
Derivative contracts- credit related:
Single name credit default swaps	$5.0	$5.0	—
     Bank Credit. As of December 31, 2008, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($8.7 million of which is undrawn) of associated investment vehicles in which we have an interest.
     Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies Finance LLC is $500 million as of December 31, 2008. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2008, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.
     As of December 31, 2008, we have an aggregate commitment to invest equity of approximately $21.4 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of December 31, 2008, leaving $250.0 million unfunded.
     As of December 31, 2008, we had other equity commitments to invest up to $10.6 million in various other investments.
     Loan Commitments. From time to time we make commitments to extend credit to investment-banking and other clients in loan syndication, acquisition-finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of December 31, 2008, we had $155.4 million of loan commitments outstanding to clients.
     On August 11, 2008, we entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of December 31, 2008, we have funded approximately $31.3 million of the aggregate principal balance leaving approximately $18.7 million unfunded. (See Note 23 for additional discussion of the credit agreement with JCP V.)
     Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At December 31, 2008, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $961.3 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At December 31, 2008, the fair value of such derivative contracts approximated $116.5 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the FIN 45 definition of a guarantee consistent with our risk management policies.
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
December 31, 2008 and 2007
(17) Segment Reporting
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
     The Capital Markets reportable segment includes our securities execution activities, including sales, trading and research in equities, equity derivatives, convertible securities, and fixed income securities, including corporate bonds, US government and agency securities, repo finance, mortgage- and asset-backed securities, municipal bonds, loans and emerging markets debt, and prime brokerage, and our investment banking activities, which include capital markets transactions, mergers and acquisitions and other advisory transactions. In addition, our Capital Markets activities include securities lending and our proprietary trading activities, as well as commodity-related trading. We are primarily focused on serving corporations and institutional investors. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     Our net revenues, expenses, income before income taxes and total assets by segment are summarized below (amounts in millions):

	Capital		Asset	Eliminating
	Markets		Management	Items		Total
Twelve months ended December 31, 2008
Net revenues (loss)	$1,060.0		$(38.2)	$—		$1,021.8
Expenses	1,926.1		45.0	—		1,971.1

(Loss) before taxes and minority interest	$(866.1)		$(83.2)	$—		$(949.3)

Segment assets	$19,843.7		$135.0	$—		$19,978.7

Twelve months ended December 31, 2007
Net revenues	$1,547.5		$20.6	$—		$1,568.1
Expenses	1,301.7	(1)	46.7	(26.0	)(1)	1,322.4

Income (loss) before taxes and minority interest	$245.8		$(26.1)	$26.0		$245.7

Segment assets	$29,417.2		$350.6	$26.0	(1)	$29,793.8

Twelve months ended December 31, 2006
Net revenues	$1,389.5		$68.1	$—		$1,457.6
Expenses	1,059.6		49.3	—		1,108.9

Income before taxes and minority interest	$329.9		$18.8	$—		$348.7

Segment assets	$17,676.9		$148.6	$—		$17,825.5

(1)	Our Jefferies Execution subsidiary recorded a goodwill impairment charge of $26 million during the fourth quarter of 2007. Jefferies Execution is a registered broker-dealer. Therefore, goodwill relating to the acquisition of Jefferies Execution in 2001, formerly Helfant Group, Inc., was “pushed down” from us to Jefferies Execution in accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting.

Jefferies Execution is not one of our “reporting units” as defined by FASB 142, Goodwill and Other Intangible Assets and therefore we have not recorded this $26 million goodwill impairment charge in our Consolidated Financial Statements.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     Net Revenues by Geographic Region
     Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006
Americas (1)	$812,567	$1,357,991	$1,333,745
Europe	191,850	194,034	117,524
Asia (including Middle East)	17,358	16,065	6,333

Net Revenues	$1,021,775	$1,568,090	$1,457,602

(1)	Substantially all relates to U.S. results.
(18) Goodwill
     The following is a summary of goodwill activity for the year ended December 31, 2008 (in thousands of dollars):

	Year ended December 31,
	2008	2007
Balance, at beginning of year	$344,063	$257,321
Add: Contingent consideration	16,498	42,507
Add: Acquisition	—	44,235
Less: Acquisition adjustment	(1,724)	—

Balance, at end of year	$358,837	$344,063

     We acquired LongAcre Partners Limited in May 2007.
     We acquired Putnam Lovell Investment banking business in July 2007. The purchase price was $14.7 million in cash and the acquisition did not contain any contingencies related to additional consideration.
     The acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey all contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. During the quarter ended June 30, 2007, the Broadview International LLC contingency for additional consideration was modified and all remaining contingencies have been accrued as of June 30, 2007. During the year ended December 31, 2008, we paid approximately $37.7 million in cash related to contingent consideration that had been earned during the current year or prior periods.
     None of the acquisitions listed above were considered material based on the small percentage each represented at the time of acquisition of our total assets, equity, revenues and net earnings.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(19) Quarterly Dividends
     The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
     Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008	$0.125	$0.125	—	—
2007	$0.125	$0.125	$0.125	$0.125
     No dividends have been declared or paid in the first quarter of 2009.
     During the year ended December 31, 2008, we recognized dividend equivalents of $34.4 million distributed on restricted stock units that were granted in prior periods, but which had not previously been charged against retained earnings.
(20) Securitization Activities and Variable Interest Entities (“VIEs”)
     Securitization Activities
     We engage in securitization activities related to residual mortgage-backed and other asset-backed securities. In our securitization activities, we use special purpose entities (“SPEs”). We do not consolidate certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPEs”), if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold. The determination of whether a SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and non-excessive.
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
     During the year ended December 31, 2008 we transferred assets of $177.1 million as part of our securitization activities, received proceeds of $178.2 million and recognized net revenues of $10.0 million. At December 31, 2008, we did not retain any interest in these securitizations.
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

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
VIEs Where We Are The Primary Beneficiary
     Prior to April 2, 2007, our High Yield division trading and investment strategies were conducted through Jefferies Partners Opportunity Fund and Jefferies Partners Opportunity Fund, II, which were principally capitalized with equity contributions from third parties and Jefferies Employees Opportunity Fund, which was principally capitalized with equity investments from our employees and was therefore consolidated in our financial statements. Gains and losses on trading and investments activities of the High Yield division were included in our results of operations on the basis of a pre-established sharing arrangement related to the amount of committed capital of each fund.
     On April 2, 2007, we organized Jefferies High Yield Trading, LLC (“JHYT”) to conduct the secondary market trading activities previously performed by the High Yield division of Jefferies and the High Yield Funds. The activities of JHYT are overseen directly by our Chief Executive Officer. JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT is a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).
     We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”) each have the right to nominate two of a total of four directors to JHYH’s board of directors. JHYH is also capitalized two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”). The term of the arrangement is for six years, with an option to extend. We and Leucadia expected to increase our respective investments in JHYH to $600 million each over time. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. (See Note 1, Organization and Summary of Significant Accounting Policies, herein for additional discussion of agreements entered into with Leucadia.)
     Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that JHYH and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiary JHYT) and JESOP.
     The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statement of Financial Condition in the respective asset and liability categories, as of December 31, 2008 and December 31, 2007 (in millions):

	VIE Consolidated Assets
	December 31, 2008	December 31, 2007
Cash	$277.1	$287.3
Financial instruments owned	546.9	676.4
Securities borrowed	242.7	170.1
Other	49.3	54.1

	$1,116.0	$1,187.9

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

	VIE Consolidated Liabilities
	December 31, 2008	December 31, 2007
Financial instruments sold, not yet purchased	$230.8	$201.8
Mandatorily redeemable interests (1)	854.0	964.6
Other	31.4	21.7

	$1,116.2	$1,188.1

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries JSOP and JESOP, the carrying amount of the mandatorily redeemable minority interests pertaining to the above VIEs including within minority interest in the Consolidated Statements of Financial Condition was approximately $280.9 million and $354.3 million at December 31, 2008 and 2007, respectively.
     The assets of these VIE’s are available for the benefit of the mandatorily redeemable interest holders.
     Our maximum exposure to loss at December 31, 2008 and December 31, 2007 was $291.2 million and $367.6 million, respectively, which consist of our debt, equity and partnership interests in JHYH and JESOP which are eliminated in consolidation.
     JHYH’s net revenue and formula-determined non-interest expenses for the year ended December 31, 2008 amounted to $(145.2) million and $48.7 million, respectively. JHYH’s net revenue and formula-determined non-interest expenses for the year ended December 31, 2007 (April 2, 2007, date of commencement) amounted to $52.8 million and $49.5 million, respectively. These revenues and expenses are included in commissions and principal transactions and in our non-interest expenses. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH. Based on the terms of our interests in JHYH and JESOP, percentages oh JHYH and JESOP’s net revenue and non-interest expenses are allocated to us and to third party minority interest in holders.
     There have been no changes in our conclusion to consolidate JHYH and JESOP since formation.
VIEs Where We Have a Significant Variable Interest
     We also hold significant variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. Determining whether an interest in a VIE is significant is a matter of judgment and is based on an assessment of our exposure to the overall assets and liabilities of a VIE. We do not consolidate these VIEs as we do not absorb a majority of the entity’s expected losses or receives a majority of its expected residual returns as a result of holding these variable interests. We have not provided financial or other support to these VIEs during the year ended December 31, 2008. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at December 31, 2008.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     The following table presents total assets in these nonconsolidated VIEs and our maximum exposure to loss associated with these non-consolidated VIEs in which we hold significant variable interests at December 31, 2008 and December 31, 2007 (in millions):

	December 31, 2008
		Maximum exposure
		to loss in non-
		consolidated VIEs
	VIE Assets	(2)	Carrying Amount

Managed CLOs	$925.0	$4.1	$4.1
Third Party Managed CLO	390.2	3.3	3.3
Mortgage and Asset-Backed Vehicles (1)	19,274.9	86.8	86.8

Total	$20,590.1	$94.2	$94.2

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2008.

(2)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.

	December 31, 2007
		Maximum exposure
		to loss in non-
		consolidated VIEs
	VIE Assets	(1)	Carrying Amount

Managed CLOs	$1,380.0	$16.7	$16.7
Third Party Managed CLO	453.5	49.2	49.2

Total	$1,833.5	$65.9	$65.9

(1)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.
     Managed CLOs. We own significant variable interests in various managed collateralized loan obligations (“CLOs”) for which we are not the primary beneficiary, and therefore, do not consolidate these entities. We receive management fees for our interest in these CLOs. Our exposure to loss is limited to our capital contributions. Our investments in these VIEs consists of securities and are accounted for at fair value and are included in investments in managed funds on our Consolidated Statements of Financial Condition.
     Third Party Managed CLO. We have significant variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO. This VIE has assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in this VIE consists of debt securities. The fair value of our interests in this VIE consist of a direct interest and an indirect interest via Jefferies Finance, LLC. The direct investment is accounted for at fair value and included in financial instruments owned in our Consolidated Statements of Financial Condition.
     Mortgage and Asset-Backed Vehicles. We purchase and sell variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities, in connection with our trading and market-making activities. Our variable interests in these VIEs consist of mortgage and asset-backed securities and are accounted for at fair value and included in financial instruments owned on our Consolidated Statements of Financial Condition.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(21) Jefferies Finance LLC
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
     In February 2006, we and MassMutual reached an agreement to double our equity commitments to JFIN. With an incremental $125 million from each partner, the new total committed equity capitalization of JFIN is $500 million. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc. with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2008, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded. Our investment in JFIN is accounted for under the equity method of accounting and is included in other investments in the Consolidated Statements of Financial Condition. Equity method gains and losses on JFIN are included in principal transactions in the Consolidated Statements of Earnings.
     The following is a summary of selected financial information for JFIN as of and for each of the years in the three-year period ended December 31, 2008 (in millions):

	2008	2007	2006
Balance Sheet
Total assets	$1,075.4	$1,007.5	$309.9
Total liabilities	890.5	884.1	253.4
Total equity	184.9	123.4	56.5
Our share of total equity	92.4	61.7	28.2
(22) Compensation Plans
     We sponsor the following share-based compensation plans: incentive compensation plan, director plan, employee stock purchase plan and the deferred compensation plan. The fair value of share based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense on a straight-line basis over the related requisite service periods.
     The total compensation cost of all share-based awards was $562.9 million, $145.8 million and $86.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had no unrecognized compensation cost related to nonvested share based awards. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $6.2 million and $41.7 million related to share-based compensation in cash flows from financing activities for the years ended December 31, 2008 and 2007, respectively.
     We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
     In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan.
     The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
years ended December 31, 2008, 2007 and 2006:
     Incentive Compensation Plan. We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards (as defined in the Incentive Plan) plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.
Restricted Stock and Restricted Stock Units
     The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are paid or accrued to the extent there are dividends declared on our common stock.
     On December 2, 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock units of active employees and addressed the terms of future restricted stock and restricted stock units granted as part of year-end compensation. We modified these awards by removing the service requirement employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of the other forfeitures provisions of those awards (i.e. competition). Prior to the modifications, these awards were generally subject to annual ratable vesting upon a five year service requirement, with provisions related to retirement eligibility. As a result of the removal of the service requirements, we accelerated the remaining compensation cost of the outstanding awards to be recognized on the modification date. The total compensation cost recognized in the year ended December 31, 2008 associated with the removal of the service requirements on these outstanding awards was $302.6 million.
     In addition, we granted restricted stock and restricted stock units as part of our year-end compensation on December 30, 2008. As these awards were in compliance with the overall compensation strategy approved on December 2, 2008, and thus did not contain future service requirements, we recognized the compensation expense associated with these awards immediately on the date of grant. The compensation cost associated with the December 30, 2008 grant of restricted stock and restricted stock units was $74.0 million.
     We also modified the terms of certain restricted stock units to allow for active employees to elect under Section 409A of the Internal Revenue Code to accelerate the distribution of the underlying shares of vested restricted stock units. The accelerated distribution of these shares resulted in incremental compensation expense of $2.5 million recognized during the fourth quarter of 2008.
     The total compensation cost associated with restricted stock and restricted stock units amounted to $561.7 million, $144.4 million and $83.1 million in 2008, 2007 and 2006, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     The following table details the activity of restricted stock:

		Weighted
	Year Ended	Average Grant
	December 31, 2008	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	7,317	$25.34
Grants	16,260	$15.54
Forfeited	(2,594)	$20.27
Fulfillment of service requirement	(20,983)	$18.37

Balance, end of period	—	$—

     The following table details the activity of restricted stock units:

			Weighted
	Year Ended		Average Grant
	December 31, 2008		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required (2)	Required	Required
Restricted stock units
Balance, beginning of year	14,879	17,246	$21.18	$10.18
Grants, includes dividends	5,155	1,596 (1)	$14.12	$15.22	(1)
Distribution of underlying shares	—	(3,366)	$—	$12.92
Forfeited	(1,196)	(55)	$20.34	$20.76
Fulfillment of service requirement	(18,838)	18,838	$19.32	$19.32
Grants related to stock option exercises	—	2	$—	$9.67

Balance, end of period	—	34,261	$—	$15.17

(1)	Includes dividend equivalents on restricted stock units declared during the year ended December 31, 2008.

(2)	Represents restricted stock units with no future service requirement, which are still subject to transferability restrictions and may be subject to other forfeiture provisions (i.e., competition).
     The aggregate fair value of restricted stock and restricted stock units vested during 2008, 2007 and 2006 was $563.1 million, $182.9 million and $207.6 million, respectively.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
     Stock Options
     The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the years ended December 31, 2008, 2007 and 2006 is presented below (amounts in thousands):
Shares in thousands

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	204	$9.87	1,688	$11.02	4,533	$9.75
Exercised	(104)	9.24	(1,484)	11.18	(2,826)	8.98
Canceled	(40)	15.37	—	—	(19)	11.53

Outstanding at end of year	60	7.24	204	9.87	1,688	11.02

Options exercisable at year-end	60	7.24	204	9.87	1,688	11.02
     The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $0.8 million, $8.2 million and $51.9 million, respectively. Cash received from the exercise of stock options during 2008, 2007 and 2006 totaled $0.8 million, $5.2 million and $17.5 million, respectively, and the tax benefit realized from stock options exercised during 2008, 2007 and 2006 was $0.3 million, $3.3 million and $18.1 million, respectively.
     The table below provides additional information related to stock options outstanding at December 31, 2008:
     Dollars and shares in thousands, except per share data

	Outstanding,
	Net of Expected	Options
December 31, 2008	Forfeitures	Exercisable
Number of options	60	60
Weighted-average exercise price	$7.24	$7.24
Aggregate intrinsic value	$409	$409
Weighted-average remaining contractual term, in years	3.93	3.93
     At December 31, 2008, the intrinsic value of vested options was approximately $0.4 million for which tax benefits expected to be recognized in equity upon exercise are approximately $0.2 million.
     Directors’ Plan. We have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each non-employee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our annual shareholders’ meeting. These grants vest three years after the date of grant and are expensed over the requisite service period.
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
December 31, 2008 and 2007
over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary and are made via payroll deduction. The employee contributions are used to purchase our common stock. The stock price used is 95% of the closing price of our common stock on the last day of the applicable session (monthly).
     Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001. In 2008, 2007 and 2006, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing it in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. As of the third quarter of 2008, the change in fair value of the specified other alternative investments are recognized in investment income and changes in the corresponding deferral compensation liability are reflected as compensation and benefits expense in our Consolidated Statements of Earnings. Prior financial statement periods have not been adjusted for this change in presentation as the impact of such change does not have a material impact on the related line items within the Consolidated Statements of Earnings for each of the periods presented.
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was $0.9 million, $1.5 million and $1.4 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, there were 5,388,000 DCP shares outstanding under the Plan.
     Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP in 2008, 2007 and 2006.
     Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $9.1 million, $8.9 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(23) Related Party Transactions
     On August 11, 2008, we entered into a Credit Agreement (the “Credit Facility”) with JCP Fund V Bridge Partners, LLC, a Delaware limited liability company ( “the Borrower”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million at any time until August 10, 2009. The Borrower is owned by its two managing members, including Brian P. Friedman, one of our directors and executive officers. The loan proceeds may be used by the Borrower to make investments that are expected to be sold to Jefferies Capital Partners V, L.P. (“Fund V”) upon its capitalization by third party investors. Fund V will be managed by a team led by Mr. Friedman.
     The final maturity date of the Credit Facility is August 12, 2009, subject to a six-month extension at the option of the Borrower to February 11, 2010. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of December 31, 2008, loans in the aggregate principal amount of approximately $31.3 million were outstanding under the Credit Facility and recorded in other investments on the consolidated statements of financial condition.

JEFFERIES GROUP, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007
(24) Selected Quarterly Financial Data (Unaudited)
     The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2008 and December 31, 2007 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year
2008
Revenues	$396,487	$584,025	$453,251	$248,976	$1,682,739
(Loss)/earnings before income taxes, minority interest, and cumulative effect of change in accounting principle	(153,257)	14,471	(77,761)	(732,791)	(949,338)
Net (loss)	(60,537)	(4,385)	(31,304)	(439,902)	(536,128)
Net (loss) per share:
Basic	$(0.43)	$(0.03)	$(0.18)	$(2.39)	$(3.23)

Diluted	$(0.43)	$(0.03)	$(0.18)	$(2.39)	$(3.23)

2007
Revenues	$623,284	$766,345	$666,964	$662,302	$2,718,895
Earnings/(loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	103,493	128,391	55,321	(41,471)	245,734
Net earnings/ (loss)	62,259	67,835	38,773	(24,202)	144,665
Net earnings/ (loss) per share:
Basic	$0.44	$0.48	$0.27	$(0.17)	$1.02

Diluted	$0.42	$0.45	$0.26	$(0.17)	$0.97

During the fourth quarter of 2008, we recognized compensation expense of $302.6 million associated with the removal of service requirements on outstanding restricted stock and restricted stock units. For further discussion, refer to Note 22, “Compensation Plans,” in the Notes to the Consolidated Financial Statements.
(25) Subsequent Event
     On February 12, 2009, we entered into a definitive agreement with Depfa Bank, plc to acquire all of the membership interests of Depfa First Albany Securities, LLC, a New York City-based municipal securities firm and broker-dealer that provides integrated investment banking, advisory and sales and trading services. The acquisition is subject to regulatory approvals and other closing conditions with the acquisition expected to close during the first quarter of 2009. Approximately 70 employees are expected to join Jefferies as a result of the acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     No change in our internal control over financial reporting occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this report.
     Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2008 and are filing as exhibits to this report, the certifications required by Rules 13a-14(a)/15d-14(a) and 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.
Item 9B. Other Information.
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 11. Executive Compensation.
     Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
     Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

Pages
(a)1. Financial Statements
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	51
Consolidated Statements of Financial Condition	53
Consolidated Statements of Earnings	55
Consolidated Statements of Changes in Stockholders’ Equity	56
Consolidated Statements of Cash Flows	57
Consolidated Statements of Comprehensive (Loss)/ Income	60
Notes to Consolidated Financial Statements	61

(a)2. Financial Statement Schedules
     All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.
(a)3. Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Jefferies Group, Inc. 2003 Incentive Compensation Plan, as Amended and Restated as of May 19, 2008 is incorporated herein by reference to Appendix 1 of Registrant’s proxy statement filed on April 16, 2008.

10.2*	Form of Restricted Stock Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.3*	Form of Restricted Stock Units Agreement pursuant to the Jefferies Group, Inc. 2003 Incentive Compensation Plan.

10.4*	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2009.

10.5*	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan, as Amended and Restated as of January 1, 2009.

10.6	Credit Agreement dated as of August 11, 2008, among JCP Fund V Bridge Partners LLC and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 10, 2008.

10.7	Investment Agreement by and between Leucadia National Corporation and Jefferies Group, Inc. dated as of April 20, 2008 is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 21, 2008.

10.8	Standstill Agreement by and between Leucadia National Corporation and Jefferies Group, Inc. dated as of April 20, 2008 is incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on April 21, 2008.

10.9	Stock Purchase Agreement dated as of June 4, 2008 by and between Ian M. Cumming and

Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q filed on August 11, 2008.

10.10	Stock Purchase Agreement dated as of June 4, 2008 by and between STH Company, Inc.-A and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-Q filed on August 11, 2008.

10.11	Stock Purchase Agreement dated as of June 4, 2008 by and between The Joseph S. and Diane H. Steinberg 1992 Charitable Trust and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 10-Q filed on August 11, 2008.

21*	List of Subsidiaries.

23*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
     Exhibits 10.1 through 10.5 are management contracts or compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.
/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors, Chief Executive Officer

Dated: February 27, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	February 27, 2009

/s/ PEREGRINE C. BROADBENT Peregrine C. Broadbent	Executive Vice President and Chief Financial Officer	February 27, 2009

/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director and Chairman, Executive Committee	February 27, 2009

/s/ W. PATRICK CAMPBELL W. Patrick Campbell	Director	February 21, 2009

/s/ IAN M. CUMMING Ian M. Cumming	Director	February 23, 2009

/s/ RICHARD G. DOOLEY Richard G. Dooley	Director	February 24, 2009

/s/ ROBERT E. JOYAL Robert E. Joyal	Director	February 26, 2009

/s/ MICHAEL T. O’KANE Michael T. O’Kane	Director	February 23, 2009

/s/ JOSEPH S. STEINBERG Joseph S. Steinberg	Director	February 26, 2009