Form 10-Q
period 2009-03-31
JEFFERIES GROUP INC /DE/
filed 2009-05-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-14947
JEFFERIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4719745

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 Madison Avenue, 10th Floor, New York, New York	10022

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2550
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 171,081,538 shares as of the close of business May 1, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$539,026	$1,294,329
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,085,514	1,151,522
Financial instruments owned, including securities pledged to creditors of $614,705 and $361,765 in 2009 and 2008, respectively:
Corporate equity securities	1,153,653	945,747
Corporate debt securities	2,146,640	1,851,216
U.S. Government, federal agency and other sovereign obligations	1,061,919	447,233
Mortgage- and asset-backed securities	1,372,792	1,035,996
Loans	172,114	34,407
Derivatives	291,092	298,144
Investments at fair value	71,348	75,059

Total financial instruments owned	6,269,558	4,687,802
Investments in managed funds	92,616	100,245
Other investments	144,902	140,012
Securities borrowed	7,518,895	9,011,903
Securities purchased under agreements to resell	3,014,454	1,247,002
Receivable from brokers, dealers and clearing organizations	964,446	710,199
Receivable from customers	552,225	499,315
Premises and equipment	137,388	139,390
Goodwill	359,405	358,837
Other assets	613,397	638,129

Total assets	$21,291,826	$19,978,685

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Financial instruments sold, not yet purchased:
Corporate equity securities	$1,394,326	$739,166
Corporate debt securities	1,574,635	1,578,395
U.S. Government, federal agency and other sovereign obligations	769,562	211,045
Derivatives	189,690	220,738
Loans and other receivables	58,681	—
Other	313	223

Total financial instruments sold, not yet purchased	3,987,207	2,749,567
Securities loaned	3,197,413	3,259,575
Securities sold under agreements to repurchase	6,591,715	6,727,390
Payable to brokers, dealers and clearing organizations	686,547	291,291
Payable to customers	1,978,781	1,736,971
Accrued expenses and other liabilities	350,060	634,618

	16,791,723	15,399,412
Long-term debt	1,748,708	1,764,274
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	275,620	280,923

Total liabilities	18,941,051	17,569,609

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 183,316,506 shares in 2009 and 171,167,666 shares in 2008	18	17
Additional paid-in capital	1,861,679	1,870,120
Retained earnings	456,782	418,445
Less:
Treasury stock, at cost, 14,121,605 shares in 2009 and 7,951,628 shares in 2008	(193,982)	(115,190)
Accumulated other comprehensive loss:
Currency translation adjustments	(47,170)	(43,675)
Additional minimum pension liability	(8,446)	(8,446)

Total accumulated other comprehensive loss	(55,616)	(52,121)

Total common stockholders’ equity	2,068,881	2,121,271
Noncontrolling interests	281,894	287,805

Total stockholders’ equity	2,350,775	2,409,076

Total liabilities and stockholders’ equity	$21,291,826	$19,978,685

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues:
Commissions	$101,851	$113,651
Principal transactions	152,345	54
Investment banking	37,086	99,207
Asset management fees and investment (loss) from managed funds	(37)	(27,796)
Interest	102,087	204,891
Other	12,572	6,480

Total revenues	405,904	396,487
Interest expense	63,947	195,291

Net revenues	341,957	201,196
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	(5,303)	(20,951)

Net revenues, less mandatorily redeemable preferred interest	347,260	222,147

Non-interest expenses:
Compensation and benefits	213,381	259,951
Floor brokerage and clearing fees	14,780	12,948
Technology and communications	30,785	30,916
Occupancy and equipment rental	16,296	17,257
Business development	9,445	12,900
Other	13,391	20,481

Total non-interest expenses	298,078	354,453

Earnings (loss) before income taxes	49,182	(132,306)
Income tax expense (benefit)	16,756	(57,892)

Net earnings (loss)	32,426	(74,414)
Net (loss) to noncontrolling interests	(5,911)	(13,877)

Net earnings (loss) to common shareholders	$38,337	$(60,537)

Earnings (loss) per common share:
Basic	$0.19	$(0.45)
Diluted	$0.19	$(0.45)

Weighted average common shares:
Basic	203,310	141,784
Diluted	203,326	141,784
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
Common stock, par value $0.0001 per share
Balance, beginning of period	$17	$16
Issued	1	1

Balance, end of period	18	17

Additional paid in capital
Balance, beginning of period	1,870,120	1,115,011
Benefit plan share activity (1)	9,728	52,912
Share-based expense	683	561,661
Proceeds from exercise of stock options	69	840
Acquisitions and contingent consideration	—	5,647
Tax (deficiency) benefit for issuance of share-based awards	(18,921)	6,233
Issuance of treasury stock	—	90,160
Dividend equivalents on restricted stock units	—	37,656

Balance, end of period	1,861,679	1,870,120

Retained earnings
Balance, beginning of period	418,445	1,031,764
Net earnings (loss) to common shareholders	38,337	(536,128)
Dividends	—	(76,477)
Acquisition adjustments	—	(714)

Balance, end of period	456,782	418,445

Treasury stock, at cost
Balance, beginning of period	(115,190)	(394,406)
Purchases	(75,549)	(21,765)
Returns / forfeitures	(3,243)	(42,438)
Issued	—	343,419

Balance, end of period	(193,982)	(115,190)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(52,121)	9,159
Currency adjustment, net of tax	(3,495)	(54,661)
Pension adjustment, net of tax	—	(6,619)

Balance, end of period	(55,616)	(52,121)

Total common stockholders’ equity	2,068,881	2,121,271

Noncontrolling interests
Balance, beginning of period	287,805	249,380
Net (loss) to noncontrolling interests	(5,911)	(53,884)
Contributions	—	99,725
Distributions	—	(11,553)
Consolidation of asset management entity	—	4,137

Balance, end of period	281,894	287,805

Total stockholders’ equity	$2,350,775	$2,409,076

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net earnings (loss) to common shareholders	$38,337	$(60,537)

Other comprehensive (loss) income:
Currency translation adjustments	(3,495)	2,250

Total other comprehensive (loss) income (1)	(3,495)	2,250

Comprehensive (loss)	$34,842	$(58,287)

(1)	Total other comprehensive income, net of tax, is attributable to Jefferies Group. No other comprehensive income is attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net earnings (loss)	$32,426	$(74,414)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	7,148	13,844
Gain on repurchase of long-term debt	(5,946)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	(5,303)	(20,951)
Accruals related to various benefit plans, stock issuances, net of forfeitures	7,169	45,974
Decrease (increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	65,956	(497,216)
Decrease (increase) in receivables:
Securities borrowed	1,494,964	4,743,141
Brokers, dealers and clearing organizations	54,268	(139,992)
Customers	(58,171)	82,009
(Increase) decrease in financial instruments owned	(1,549,463)	83,887
(Increase) decrease in other investments	(4,890)	282
Decrease in investments in managed funds	7,629	52,219
(Increase) decrease in securities purchased under agreements to resell	(1,767,452)	1,540,619
Decrease (increase) in other assets	27,090	(180,334)
(Decrease) increase in payables:
Securities loaned	(62,162)	15,450
Brokers, dealers and clearing organizations	92,619	143,946
Customers	252,122	(2,701)
Increase in financial instruments sold, not yet purchased	1,236,556	732,660
Decrease in securities sold under agreements to repurchase	(135,675)	(6,502,923)
Decrease in accrued expenses and other liabilities	(311,486)	(148,725)

Net cash used in operating activities	(622,601)	(113,225)

Cash flows from investing activities:
Purchase of premises and equipment	(5,516)	(17,579)
Business acquisition	(38,760)	—
Cash paid for contingent consideration	(8,163)	(30,329)

Net cash used in investing activities	(52,439)	(47,908)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$4,299	$5,374
Net (payments on) proceeds from:
Repurchase of long-term debt	(9,515)	—
Bank loans	—	(263,375)
Mandatorily redeemable preferred interest of consolidated subsidiaries	—	(4,257)
Noncontrolling interest	—	712
Repurchase of treasury stock	(75,549)	(6,326)
Dividends	—	(16,533)
Exercise of stock options, not including tax benefits	69	120

Net cash used in financing activities	(80,696)	(284,285)

Effect of foreign currency translation on cash and cash equivalents	433	377

Net decrease in cash and cash equivalents	(755,303)	(445,041)
Cash and cash equivalents at beginning of year	1,294,329	897,872

Cash and cash equivalents at end of year	$539,026	$452,831

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$73,524	$218,510
Income taxes	(1,061)	(19,702)
Acquisitions:
Fair value of assets acquired, including goodwill	53,104
Liabilities assumed	14,344

Cash paid for acquisition	38,760
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary, “ including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as limited liability companies. We act as managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by Emerging Issues Task Force (“EITF”) EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $7.1 million and $9.6 million for the three months ended March 31, 2009 and 2008, respectively. We account for the cost of these arrangements on an accrual basis. Our accounting policy for commission revenues incorporates the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
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
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $0.8 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in principal transactions in the Consolidated Statements of Earnings.
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
Fair Value Hierarchy
FASB 157, Fair Value Measurements (“FASB 157”), defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FASB 157 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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
Derivative products — Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, interest rate swaps, commodity swaps, debt and equity option contracts and to-be-announced (“TBA”) securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include total return swaps and equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.
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
Goodwill
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value, calculated based on earnings and book value multiples, of each reporting unit with its estimated net book value, by estimating the amount of stockholders’ equity required to support each reporting unit. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We have completed our annual assessment of goodwill as of September 30, 2008 and no impairment was identified. We updated our assessment of goodwill for impairment as of December 31, 2008 and no impairment was identified. We do not believe there have been any events or changes in circumstances since our last assessment warranting an update of our evaluation.
Income Taxes
We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, share-based compensation, deferred compensation, unrealized gains and losses on investments and tax amortization on intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. Tax credits are recorded as a reduction of income taxes when realized.
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
We record reserves related to legal proceedings in accrued expenses and other liabilities. Such reserves are established and maintained in accordance with FASB 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss an Interpretation of FASB Statement No. 5. The determination of these reserve amounts requires significant judgment on the part of management. We consider many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.
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
Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings (loss) available to common shareholders represents net earnings (loss) to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units for which no future service is required. Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.
We adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1) on January 1, 2009. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in FASB 128, Earnings per Share. We grant restricted stock and restricted stock units as part of our share-based compensation that contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and restricted stock units meet the definition of a participating security under FSP EITF 03-6-1. As such, we calculate Basic and Diluted earnings per share under the two-class method. FSP EITF 03-6-1 is to be applied retrospectively. All prior-period earnings per share data presented have been adjusted to comply with the provisions of FSP EITF 03-6-1.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Securitization Activities
We engage in securitization activities related to residential mortgage-backed securities. Generally, such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Consolidated Statement of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in the Consolidated Statement of Earnings.
Accounting and Regulatory Developments
FASB 141R. In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R did not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. We adopted FASB 160 on January 1, 2009. Refer to Note 10 for further discussion on the adoption of FASB 160.
FSP FAS 140-3. In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FASB No. 140”) unless certain criteria are met. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. FSP FAS 140-3 is to be applied prospectively for new transactions entered into after the adoption date. The adoption of FSP FAS 140-3 did not have a material effect on financial condition, cash flows or results of operations.
FASB 161. In March 2008, the FASB issued FASB 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Accordingly, we adopted FASB 161 effective January 1, 2009. Since FASB 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of FASB 161 did not affect our financial condition, results of operations or cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
FSP APB 14-1. In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 31, 2008. The adoption of FSP APB 14-1 did not affect our financial condition, results of operations or cash flows.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in FASB 128, Earnings per Share. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 31, 2008. Accordingly, we adopted FSP EITF 03-6-1 on January 1, 2009. All prior-period EPS data presented has been adjusted to comply with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 reduced previously reported Basic and Diluted EPS from a loss of $0.43 to a loss of $0.45 for the three months ended March 31, 2008.
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
FSP FAS 157-4. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after June 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material effect on our financial condition, results of operations and cash flows.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. The most important of these estimates and assumptions relate to fair value measurements and compensation and benefits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by us to be generally readily convertible into cash as of March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31, 2009	December 31, 2008
Cash and cash equivalents:
Cash in banks	$199,803	$765,056
Money market investments	339,223	529,273

Total cash and cash equivalents	539,026	1,294,329
Cash and securities segregated (1)	1,085,514	1,151,522

	$1,624,540	$2,445,851

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
Note 3. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,153,653	$1,394,326	$945,747	$739,166
Corporate debt securities	2,146,640	1,574,635	1,851,216	1,578,395
U.S. Government, federal agency and other sovereign obligations	1,061,919	769,562	447,233	211,045
Mortgage- and asset-backed securities	1,372,792	—	1,035,996	—
Loans	172,114	58,681	34,407	—
Derivatives	291,092	189,690	298,144	220,738
Investments at fair value	71,348	—	75,059	—
Other	—	313	—	223

	$6,269,558	$3,987,207	$4,687,802	$2,749,567

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
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31, 2009	December 31, 2008
Corporate equity securities	$601,059	$360,356
Corporate debt securities	13,646	1,409

	$614,705	$361,765

At March 31, 2009 and December 31, 2008, the approximate fair value of collateral received by us that may be sold or repledged by us was $10.0 billion and $9.7 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At March 31, 2009 and December 31, 2008, a substantial portion of this collateral received by us had been sold or repledged.
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy (in thousands of dollars):

	As of March 31, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$1,299,284	$4,093,038	$342,682	$—	$5,735,004
Loans	—	11,830	160,284	—	172,114
Derivative instruments	214,708	275,997	3,087	(202,700)	291,092
Investments at fair value	—	—	71,348	—	71,348

Total financial instruments owned	1,513,992	4,380,865	577,401	(202,700)	6,269,558
Level 3 assets for which the firm does not bear economic exposure (1)			(181,814)

Level 3 assets for which the firm bears economic exposure			395,587

Liabilities:
Financial instruments sold, not yet purchased:
Securities	1,930,961	1,807,650	58,906	—	3,797,517
Derivative instruments	153,460	130,316	3,873	(97,959)	189,690

Total financial instruments sold, not yet purchased	2,084,421	1,937,966	62,779	(97,959)	3,987,207

(1)	Consists of Level 3 assets which are attributable to minority investors or attributable to employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2008
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$1,125,752	$2,782,707	$371,733	$—	$4,280,192
Loans	—	11,824	22,583	—	34,407
Derivative instruments	258,827	920,687	—	(881,370)	298,144
Investments at fair value	—	—	75,059	—	75,059

Total financial instruments owned	1,384,579	3,715,218	469,375	(881,370)	4,687,802
Level 3 assets for which the firm does not bear economic exposure (1)			(146,244)

Level 3 assets for which the firm bears economic exposure			323,131

Liabilities:
Financial instruments sold, not yet purchased:
Securities	757,260	1,768,054	3,515	—	2,528,829
Derivative instruments	187,806	491,876	8,197	(467,141)	220,738

Total financial instruments sold, not yet purchased	945,066	2,259,930	11,712	(467,141)	2,749,567

(1)	Consists of Level 3 assets which are attributable to minority investors or attributable to employee noncontrolling interests in certain consolidated entities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2009 and 2008 (in thousands of dollars):

	Three Months Ended March 31, 2009
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments -	instruments -	instruments -	instruments -
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, December 31, 2008	$394,316	$(3,515)	$—	$(8,197)	$75,059
Total gains/ (losses) (realized and unrealized) (1)	(39,296)	(390)	3,087	4,324	(6,474)
Purchases, sales, settlements, and issuances	134,968	(58,516)	—	—	2,757
Transfers into Level 3	25,528	—	—	—	6
Transfers out of Level 3	(12,550)	3,515	—	—	—

Balance, March 31, 2009	$502,966	$(58,906)	$3,087	$(3,873)	$71,348

Change in unrealized gains/ (losses) relating to instruments still held at March 31, 2009 (1)	$(37,511)	$(390)	$3,087	$4,324	$(7,013)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended March 31, 2008
	Non-derivative	Non-derivative	Derivative
	instruments -	instruments -	instruments -
	Assets	Liabilities	Liabilities	Investments
Balance, December 31, 2007	$248,397	$(8,703)	$(12,929)	$104,199
Total gains/ (losses) (realized and unrealized) (1)	(21,554)	—	304	(5,539)
Purchases, sales, settlements, and issuances	21,418	2,120	11,726	(3,328)
Transfers into Level 3	48,370	—	(22,358)	—
Transfers out of Level 3	(7,675)	—	—	—

Balance, March 31, 2008	$288,956	$(6,583)	$(23,257)	$95,332

Change in unrealized gains/ (losses) relating to instruments still held at March 31, 2008 (1)	$(11,391)	$—	$938	$(5,539)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
A portion of our derivative activities are performed by Jefferies Financial Products, LLC (“JFP”). JFP is a market maker in commodity index products and a trader in commodity futures and options. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral, margin and master netting agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. JFP maintains credit intermediation facilities with highly rated European banks (the “Banks”), which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Banks. The Banks simultaneously enter into offsetting transactions with JFP and receive a fee from JFP for providing credit support. In certain cases, JFP is responsible to the Banks for the performance of JFP’s customers.
The fair value of derivative assets and derivative liabilities are presented on the Consolidated Statements on Financial Condition in Financial Instruments Owned — Derivatives and Financial Instruments Sold, Not Yet Purchased — Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net unrealized and realized gains and losses on derivative contracts are recognized within principal transactions revenue in our Consolidated Statements of Earnings. (See Notes 3 and 16 for additional disclosures about derivative instruments.)
The following table presents the fair value and related notional amounts of derivative contracts at March 31, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged:

	March 31, 2009
	Assets		Liabilities
		Notional
(in thousands)	Fair Value	Amount	Fair Value	Notional Amount
Interest rate contracts	$40,497	$3,905,335	$35,428	$6,827,082
Foreign exchange contracts	8,864	247,028	13,548	149,873
Equity contracts	222,424	2,747,352	179,256	2,812,273
Commodity contracts	214,251	2,227,208	54,405	2,406,816
Credit contracts	7,756	43,628	5,012	15,000

Total	$493,792	$9,170,551	$287,649	$12,211,044

Counterparty/cash-collateral netting	(202,700)		(97,959)

Total per consolidated statement of financial position	$291,092		$189,690

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents unrealized and realized gains and losses on derivative contracts for the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
(in thousands)	Gain (Loss)
Interest rate contracts	$(5,010)
Foreign exchange contracts	(1,121)
Equity contracts	(191,483)
Commodity contracts	(3,556)
Credit contracts	7,215

Total	$(193,955)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of March 31, 2009 (in thousands). Derivative fair values include counterparty netting and are gross of cash collateral received and pledged:

	OTC derivative assets (1) (2)
				Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 – 10 Years	Netting	Total
Commodity swaps	$138,758	$2,312	$—	$—	$141,070
Commodity options	19,675	10,912	—	—	30,587
Total return swaps	11,974	3,041	—	—	15,015
Interest rate swaps	—	—	11,520	(1,073)	10,447
Credit default swaps	—	—	3,433	—	3,433
Equity options	176	—	—	—	176
Forward contracts	12,042	—	—	—	12,042

Total	$182,625	$16,265	$14,953	$(1,073)	$212,770

(1)	At March 31 2009, we had exchange traded derivative assets of $211.9 million.

(2)	Option and swap contracts in the table above are gross of collateral received. Option and swap contracts are recorded net of collateral received on the Consolidated Statement of Financial Condition. At March 31, 2009, collateral received was $133.6 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities (1) (2)
				Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 – 10 Years	Netting	Total
Commodity swaps	$1,632	$—	$—	$—	$1,632
Commodity options	6,746	6,075	—	—	12,821
Total return swaps	—	23,136	—	—	23,136
Interest rate swaps	1,073	—	8,447	(1,073)	8,447
Credit default swaps	—	297	3,433	—	3,730
Equity options	211	3,791	—	—	4,002
Forward contracts	9,430	4,676	—	—	14,106

Total	$19,092	$37,975	$11,880	$(1,073)	$67,874

(1)	At March 31 2009, we had exchange traded derivative liabilities of $150.7 million.

(2)	Option and swap contracts in the table above are gross of collateral pledged. Option and swap contracts are recorded net of collateral pledged on the Consolidated Statement of Financial Condition. At March 31, 2009, collateral pledged was $28.9 million.
At March 31, 2009, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands). Derivative fair values include counterparty netting and are gross of cash collateral received:

	Total pre-credit	Credit	Total post-credit
	enhancement	enhancement	enhancement
	netting	netting (1)	netting
Counterparty credit quality:
A or higher	$223,503	$(22,156)	$201,347
B to BBB	1,389	—	1,389
Lower than B	—	—	—
Unrated	10,034	—	10,034

Total	$234,926	$(22,156)	$212,770

(1)	Credit enhancement netting relates to JFP credit intermediation facilities with AA-rated European banks.
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2009, is $26.1 million for which we have posted collateral of $24.3 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, we would be required to post an additional $0.7 million of collateral to our counterparties.

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
We derecognize financial assets transferred in securitizations, when we have relinquished control over such assets. Transferred assets are carried at fair value prior to securitization, with unrealized gains and losses reflected in principal transactions in the Consolidated Statements of Earnings. We act as underwriter of the beneficial interests issued by securitization vehicles. Net revenues are recognized in connection with these underwriting activities.
During the three months ended March 31, 2009 we transferred assets of $1,078.1 million as part of our securitization activities, received proceeds of $1,080.1 million and recognized net revenues of $2.7 million. These transfers were accounted for as sales of assets.
The following table presents the total assets (unpaid principal amount) of, and retained interests in, QSPEs to which we, acting as principal, have transferred assets and for which we received sale accounting treatment at March 31, 2009 (in millions):

Securitization Type	Total QSPE Assets	Retained Interests (1)
Residential mortgage-backed securities	$921.2	$106.5

(1)	At March 31, 2009, 97% of our retained interests in these securitizations are A-rated.
The following table presents cash flows received on retained interests during the period ended March 31, 2009 (in thousands):

Residential
mortgage-backed
securities
Cash flows received on retained interests	$407.3
We have not provided financial or other support to these QSPEs during the three months ended March 31, 2009. We have no explicit or implicit arrangements to provide additional financial support to these QSPEs and have no liabilities related to these QSPEs at March 31, 2009.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
VIEs Where We Are The Primary Beneficiary
We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”). JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives, credit default swaps and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT is a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).
We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”) each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”), are also investors in JHYH. The term of the arrangement is for six years, with an option to extend. We and Leucadia expected to increase our respective investments in JHYH to $600 million each over time. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. (See Note 1, Organization and Summary of Significant Accounting Policies, herein for additional discussion of agreements entered into with Leucadia.)
Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that JHYH and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiary JHYT) and JESOP.
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statement of Financial Condition in the respective asset and liability categories, as of March 31, 2009 and December 31, 2008 (in millions):

	VIE Assets
	March 31, 2009	December 31, 2008
Cash	$143.4	$277.1
Financial instruments owned	682.5	546.9
Securities borrowed	306.3	242.7
Other	146.6	49.3

	$1,278.8	$1,116.0

	VIE Liabilities
	March 31, 2009	December 31, 2008
Financial instruments sold, not yet purchased	$344.8	$230.8
Mandatorily redeemable interests (1)	837.9	854.0
Other	96.3	31.4

	$1,279.0	$1,116.2

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within mandatorily redeemable preferred interests of consolidated subsidiaries in the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Consolidated Statements of Financial Condition was approximately $275.6 million and $280.9 million at March 31, 2009 and December 31, 2008, respectively.
The assets of these VIE’s are available for the benefit of the mandatorily redeemable interest holders.
Our maximum exposure to loss at March 31, 2009 and December 31, 2008 was $285.7 million and $291.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH and JESOP which are eliminated in consolidation.
JHYH’s net revenue and formula-determined non-interest expenses for the three months ended March 31, 2009 amounted to $(2.1) million and $14.0 million, respectively. JHYH’s net revenue and formula-determined non-interest expenses for the quarter ended March 31, 2008 amounted to $(44.9) million and $11.9 million, respectively. These revenues and expenses are included in commissions and principal transactions and in our non-interest expenses. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH. Based on the terms of our interests in JHYH and JESOP, percentages of JHYH and JESOP’s net revenue and non-interest expenses are allocated to us and to third party interest holders.
There have been no changes in our conclusion to consolidate JHYH and JESOP since formation.
VIEs Where We Have a Significant Variable Interest
We also hold significant variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. Determining whether an interest in a VIE is significant is a matter of judgment and is based on an assessment of our exposure to the overall assets and liabilities of a VIE. We do not consolidate these VIEs as we do not absorb a majority of the entity’s expected losses or receive a majority of its expected residual returns as a result of holding these variable interests. We have not provided financial or other support to these VIEs during the quarter ended March 31, 2009. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at March 31, 2009.
The following table presents total assets in these nonconsolidated VIEs and our maximum exposure to loss associated with these non-consolidated VIEs in which we hold significant variable interests at March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009
		Maximum exposure
		to loss in non-
		consolidated VIEs
	VIE Assets	(2)	Carrying Amount
Managed CLOs	$1,044.0	$1.7	$1.7
Third Party Managed CLO	435.4	3.3	3.3
Mortgage- and Asset-Backed Vehicles (1)	40,563.2	139.3	139.3

Total	$42,042.6	$144.3	$144.3

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at March 31, 2009.

(2)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	December 31, 2008
		Maximum exposure
		to loss in non-
		consolidated VIEs
	VIE Assets	(2)	Carrying Amount
Managed CLOs	$925.0	$4.1	$4.1
Third Party Managed CLO	390.2	3.3	3.3
Mortgage- and Asset-Backed Vehicles (1)	19,274.9	86.8	86.8

Total	$20,590.1	$94.2	$94.2

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2008.

(2)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.
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
Note 6. Acquisitions
On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa has been merged into Jefferies & Company.
The Depfa acquisition is being accounted for under the acquisition method of accounting in accordance with FASB 141R, Business Combinations (“FASB 141R”). Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at acquisition date as summarized in the following table. Goodwill of $568 thousand is measured as the excess of the cash consideration over fair value of net assets acquired, including identified intangible assets, and represents the value expected from the synergies and economies of scale created from combining Depfa’s municipal securities business with our full-service sales and trading, and investment banking capabilities. All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents the consideration paid for Depfa and the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash consideration	$38,760

Recognized assets and assumed liabilities:
Cash	300
Financial instruments owned	31,458
Receivable from broker	16,691
Premises and equipment	155
Intangible assets	1,151
Other assets	2,781
Financial instruments sold, not yet purchased	(1,084)
Other liabilities	(13,260)

Total identifiable net assets	$38,192

The following is a summary of goodwill activity for the three months ended March 31, 2009 (in thousands of dollars):

Three Months Ended
March 31, 2009
Balance, at December 31, 2008	$358,837
Add: Acquisition	568

Balance, at March 31, 2009	$359,405

Acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey executed in prior years each contain a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. The last contingency period of these acquisitions expires in 2012. During the three month period ended March 31, 2009, we paid approximately $8.2 million in cash related to contingent consideration that had been earned during the current year or prior periods.
Note 7. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of March 31, 2009 and December 31, 2008. Average daily bank loans for the three months ended March 31, 2009 and the year ended December 31, 2008 were $1.2 million and $94.9 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 8. Long-Term Debt
The following summarizes long-term debt outstanding at March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31,	December 31,
	2009	2008
7.75% Senior Notes, due 2012, net of unamortized discount of $2,270 (2009)	$312,496	$328,215
5.875% Senior Notes, due 2014, net of unamortized discount of $1,338 (2009)	248,662	248,608
5.5% Senior Notes, due 2016, net of unamortized discount of $1,272 (2009)	348,728	348,683
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,641 (2009)	346,359	346,333
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,537 (2009)	492,463	492,435

	$1,748,708	$1,764,274

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
During the three months ended March 31, 2009, we repurchased approximately $15.5 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $5.9 million, which is recognized in other income on the Consolidated Statements of Earnings.
Note 9. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of March 31, 2009, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 10. Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interest
Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interest includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and our consolidated asset management entities. The following table presents our noncontrolling interests at March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009	December 31, 2008
JSOP	$247.5	$252.3
JESOP	28.8	29.4
Consolidated asset management entities	5.6	6.1

Noncontrolling interests	$281.9	$287.8

We adopted FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”), on January 1, 2009. Prior to the adoption of FASB 160, we reported minority interests within liabilities on our Consolidated Statements of Financial Condition. FASB 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity and accordingly, we now present noncontrolling interests within stockholders’ equity, separately from our own equity. The adoption of FASB 160 resulted in an increase to total stockholders’ equity of $287.8 million and a decrease to total liabilities of $287.8 million on our Consolidated Statement of Financial Condition as of December 31, 2008. Previously reported balances have been reclassified to conform with the requirements of FASB 160.
FASB 160 also requires that revenues, expenses, net income or loss, and other comprehensive income or loss be reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net income or loss and other comprehensive income or loss shall then be attributed to the parent and noncontrolling interest. Prior to the adoption of FASB 160, we recorded minority interest in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). Upon the adoption of FASB 160, net loss to noncontrolling interests is deducted from net earnings (loss) to determine net earnings (loss) to common shareholders. The adoption of FASB 160 resulted in a decrease in net loss of approximately $13.9 million for the three months ended March 31, 2008. The adoption of FASB 160 did not have an impact on other comprehensive income or loss because all other comprehensive income or loss is attributable to us.
Mandatorily Redeemable Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification under FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”) and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. We previously reported these mandatorily redeemable financial instruments within minority interest. FASB 160 requires only financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements to be treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH were previously reflected as minority interest in earnings (loss) of consolidated subsidiaries. Upon the adoption of FASB 160, we reclassified these changes to be part of net revenues and are reflected as interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The reclassification did not impact net earnings (loss), but resulted in an increase to net revenues of $21.0 million for the three months ended March 31, 2008. The carrying amount of the mandatorily redeemable interests of consolidated subsidiaries was approximately $275.6 million and $280.9 million at March 31, 2009 and December 31, 2008, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 11. Benefit Plans
The following summarizes the net periodic pension cost for the three month period ended March 31, 2009 and 2008 (in thousands of dollars):

	Three Months Ended
	March 31, 2009	March 31, 2008
Net pension cost included the following components:
Service cost (1)	$50	$69
Interest cost on projected benefit obligation	658	595
Expected return on plan assets	(614)	(731)
Net amortization	229	—

Net periodic pension cost (income)	$323	$(67)

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the three months ended March 31, 2009 and do not anticipate any contributions during 2009. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.
Note 12. Compensation Plans
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
As of March 31, 2009, we had $3.3 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.1 years. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $2.4 million related to share-based compensation in cash flows from financing activities for the three months ended March 31, 2008. For the three months ended March 31, 2009, we recorded a tax deficiency of $18.9 million which was included in cash flows from operating activities.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three months ended March 31, 2009 and 2008:
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
On December 2, 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock units of active employees and addressed the terms of future restricted stock and restricted stock units granted as part of year-end compensation. We modified these awards by removing the service requirement employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). Prior to the modifications, these awards were generally subject to annual ratable vesting upon a five year service requirement, with provisions related to retirement eligibility. As a result of the removal of the service requirements, we accelerated the remaining compensation cost of the outstanding awards to be recognized on the modification date and recognized the compensation expense associated with 2008 year-end compensation awards on the date of grant (December 30, 2008).
Upon approval of the overall compensation strategy, we determined that the service inception date precedes the grant date for future restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the three months ended March 31, 2009, we accrued compensation expense of approximately $16.3 million related to restricted stock and restricted stock units that we expect to grant as part of our 2009 year-end compensation.
In addition to year-end compensation awards, we may grant restricted stock and restricted stock units to new employees as “sign-on” awards. Sign-on awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight-line basis over the related four years.
The total compensation cost associated with restricted stock and restricted stock units amounted to $16.8 million and $43.0 million for the three months ended March 31, 2009 and 2008, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table details the activity of restricted stock:

			Weighted
	Period Ended		Average Grant
	March 31, 2009		Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	—		$—
Grants	426	(1)	$11.89
Fulfillment of service requirement	(261	)(1)	$12.50

Balance, end of period	165	(2)	$10.94

(1)	Includes approximately 253,000 shares of restricted stock granted with no future service requirement in the first quarter of 2009. As such, these shares are shown as granted and vested in the first quarter of 2009.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

			Weighted
	Period Ended		Average Grant
	March 31, 2009		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of year	—	34,262	$—	$14.78
Grants, includes dividends	158	86	$9.96	$13.60
Distribution of underlying shares	—	(6,154)	$—	$15.09
Forfeited	—	(111)	$—	$19.38

Balance, end of period	158	28,083	$9.96	$14.70

The aggregate fair value of restricted stock and restricted stock units vested during three months ended March 31, 2009 and 2008 was $3.2 million and $35.7 million, respectively. In addition, we granted restricted stock units with no future service period during the three months ended March 31, 2009 with an aggregate fair value of $1.2 million.
Stock Options
The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the three months ended March 31, 2009 is presented below (amounts in thousands, except per share data):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended March 31, 2009
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of year	60	$7.24
Exercised	(12)	5.64

Outstanding at end of period	48	$7.65

Options exercisable at period-end	48	$7.65
The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $94,000 and $301,000, respectively. Cash received from the exercise of stock options during the three months ended March 31, 2009 and 2008 totaled $69,000 and $120,000, respectively, and the tax benefit realized from stock options exercised during the three months ended March 31, 2009 and 2008 was $37,000 and $121,000, respectively.
The table below provides additional information related to stock options outstanding at March 31, 2009:
Dollars and shares in thousands, except per share data

	Outstanding,
	Net of Expected	Options
March 31, 2009	Forfeitures	Exercisable
Number of options	48	48
Weighted-average exercise price	$7.65	$7.65
Aggregate intrinsic value	$123	$123
Weighted-average remaining contractual term, in years	4.35	4.35
At March 31, 2009, the intrinsic value of vested options was approximately $123,000 for which tax benefits expected to be recognized in equity upon exercise are approximately $48,000.
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
Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001. In 2009 and 2008, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing it in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. As of the third quarter of 2008, the change in fair value of the specified other alternative investments are recognized in investment income and changes in the corresponding deferral

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
compensation liability are reflected as compensation and benefits expense in our Consolidated Statements of Earnings.
Prior financial statement periods have not been adjusted for this change in presentation as the impact of such change does not have a material impact on the related line items within the Consolidated Statements of Earnings for each of the periods presented.
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was $0.2 million and $0.3 million during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there were 3,427,000 DCP shares issuable under the Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three months ended March 31, 2009 and 2008.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $2.3 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively.
Note 13. Income Taxes
As of March 31, 2009 and December 31, 2008, we had approximately $12.8 million and $13.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.4 million and $8.8 million (net of federal benefit of state taxes) at March 31, 2009 and December 31, 2008, respectively.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2001. Substantially all material state and local and foreign income tax matters have been concluded for the years through 2000. The New York State income tax returns for the years 2001 through 2004 are currently under examination. The final outcome of these examinations is not yet determinable. However, management anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of March 31, 2009 and December 31, 2008, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.5 million and $3.7 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 14. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three-month periods ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2009	March 31, 2008
Earnings:
Net earnings (loss)	32,426	(74,414)
Net (loss) to noncontrolling interests	(5,911)	(13,877)

Net earnings (loss) to common shareholders	$38,337	$(60,537)
Less: Allocation of earnings to participating securities (1)	37	3,548

Net earnings (loss) available to common shareholders	38,300	(64,085)
Add: Convertible preferred stock dividends	—	—

Net earnings (loss) for diluted earnings per common share	$38,300	$(64,085)

Shares:
Average common shares used in basic computation	203,310	141,784
Stock options	16	—
Mandatorily redeemable convertible preferred stock	—	—

Average common shares used in diluted computation	203,326	141,784

Earnings (loss) per common share:
Basic	$0.19	$(0.45)
Diluted	$0.19	$(0.45)

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 199,000 and 31,435,000 as of March 31, 2009 and 2008, respectively. Dividends declared during the period on participating securities amounted to approximately $3.5 million for the three months ended March 31, 2008. No dividends were declared during the first quarter of 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
The following securities were considered antidilutive and, therefore, not included in the computation of Diluted EPS:

	Number of securities outstanding at
	March 31, 2009	March 31, 2008
Stock options	—	180,530
Mandatorily redeemable convertible preferred stock	4,105,138	4,093,500
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our reportable business segment information is prepared using the following methodologies:
•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.
Our net revenues, expenses, and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended March 31, 2009
Net revenues	$340.9	$1.1	$342.0

Expenses	$292.7	$5.4	$298.1

Segment assets	$21,162.1	$129.7	$21,291.8

Three months ended March 31, 2008
Net revenues	$211.2	$(10.0)	$201.2

Expenses	$340.1	$14.3	$354.4

Segment assets	$23,434.1	$236.9	$23,671.0

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the three month periods ended March 31, 2009 and 2008 (amounts in thousands):

	March 31, 2009	March 31, 2008
Americas (1)	$306,234	$159,251
Europe	35,560	37,580
Asia (including Middle East)	163	4,365

Net Revenues	$341,957	$201,196

(1)	Substantially all relates to U.S. results.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 16. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at March 31, 2009:

		Maturity Date
	Notional /			2011	2013	2015
	Maximum			and	and	and
	Payout	2009	2010	2012	2014	Later
	(Dollars in Millions)
Bank credit	$36.0	—	$18.0	$18.0	—	—

Equity commitments	$423.1	$0.1	$250.0	$0.9	$27.3	$144.8

Loan commitments	$172.4	$167.2	$5.0	—	$0.2	—

Derivative contracts- non credit related	$861.5	$763.4	$88.1	$7.1	$2.9	—

Derivative contracts- credit related:
Single name credit default swaps	$5.0	—	—	$5.0	—	—
Index credit default swaps	$10.0	—	—	—	—	$10.0
The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives:

	Notional /	External Credit Rating
	Maximum	AAA/
	Payout	Aaa	A	Unrated
	(Dollars in Millions)
Bank credit	$36.0	—	—	$36.0

Loan commitments	$172.4	—	—	$172.4

Derivative contracts- credit related:
Single name credit default swaps	$5.0	—	$5.0	—
Index credit default swaps	$10.0	$10.0	—	—
Bank Credit. As of March 31, 2009, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($8.4 million of which is undrawn) of associated investment vehicles in which we have an interest.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies Finance LLC is $500 million as of March 31, 2009. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services. As of March 31, 2009, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of March 31, 2009, we have an aggregate commitment to invest equity of approximately $21.2 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).
We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of March 31, 2009, leaving $250.0 million unfunded.
As of March 31, 2009, we had other equity commitments to invest up to $9.4 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment-banking and other clients in loan syndication, acquisition-finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of March 31, 2009, we had $155.2 million of loan commitments outstanding to clients.
On August 11, 2008, we entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of March 31, 2009, we have funded approximately $32.8 million of the aggregate principal balance leaving approximately $17.2 million unfunded. (See Note 19 for additional discussion of the credit agreement with JCP V.)
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At March 31, 2009, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $876.5 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At March 31, 2009, the fair value of such derivative contracts approximated $56.4 million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the FIN 45 definition of a guarantee consistent with our risk management policies.
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
As of March 31, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$686,068	$656,918
Jefferies Execution	$5,112	$4,862
Jefferies High Yield Trading	$415,231	$414,981
Note 18. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

1st Quarter
2009	—
2008	$0.125
No dividends have been declared or paid since the second quarter of 2008.
During the year ended December 31, 2008, we recognized dividend equivalents of $34.4 million distributed on restricted stock units that were granted in prior periods, but which had not previously been charged against retained earnings.
Note 19. Related Party Transactions
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
The final maturity date of the Credit Facility is August 12, 2009, subject to a six-month extension at the option of the Borrower to February 11, 2010. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of March 31, 2009 and December 31, 2008, loans in the aggregate principal amount of approximately $32.8 million and $31.3 million, respectively, were outstanding under the Credit Facility and recorded in other investments on the consolidated statements of financial condition.

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
•	the description of our business and risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed with the SEC on February 27, 2009;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
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
We believe our critical accounting policies (policies that are both material to the financial condition and results of operations and require our most subjective or complex judgments) are our valuation of financial instruments, assessment of goodwill and our use of estimates related to compensation and benefits during the year. For further discussion of these and other significant accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements.

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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,153,653	$1,394,326	$945,747	$739,166
Corporate debt securities	2,146,640	1,574,635	1,851,216	1,578,395
U.S. Government, federal agency and other sovereign obligations	1,061,919	769,562	447,233	211,045
Mortgage- and asset-backed securities (1)	1,372,792	—	1,035,996	—
Loans	172,114	58,681	34,407	—
Derivatives	291,092	189,690	298,144	220,738
Investments at fair value	71,348	—	75,059	—
Other	—	313	—	223

	$6,269,558	$3,987,207	$4,687,802	$2,749,567

(1)	A portion of our mortgage- and asset-backed securities inventory has been economically hedged through the forward sale of such securities with the execution of to-be-announced (“TBA”) securities with a notional amount outstanding of $510 million and $534 million at March 31, 2009 and December 31, 2008, respectively. TBA securities are accounted for as derivative contracts with a fair value of $0.4 million and $1.7 million at March 31, 2009 and December 31, 2008, respectively, and are included in Financial Instruments Sold, Not Yet Purchased — Derivative contracts in our Consolidated Statement of Financial Condition.
Fair Value Hierarchy — FASB 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FASB 157 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Whether a Market is Not Active and a Transaction Is Not Distressed,” which indicates that greater use of management judgment will be required in determining fair value when the volume or level of trading activity for a financial instrument has decreased and when certain factors suggest that observed transactions may not be reflective of orderly market transactions. FSP FAS 157-3 provides that prices or quotes should be weighed when estimating fair value with greater reliability placed on information from transactions that are considered to be representative of orderly market transactions. We will adopt FSP FAS 157-4 in the second quarter of 2009. While we have not yet adopted FSP FAS 157-4, we believe our fair value measurement policies are consistent with the guidance in FSP FAS 157-4 and we do not expect the adoption of FSP FAS 157-4 to have a material impact on our fair value estimates.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Derivative products — Exchange-traded derivatives are valued using quoted market prices, which are generally obtained from pricing services, and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including, but not limited to, yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and other comparable simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts classified in Level 2 include credit default swaps, interest rate swaps, foreign currency forwards, commodity swaps and option contracts, equity option contracts and to-be-announced securities. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include total return swaps and equity warrant and option contracts where the volatility of the underlying equity securities is not observable due to the terms of the contracts and the correlation sensitivity to market indices is not transparent for the term of the derivatives.
At March 31, 2009, the measurements of our cash products and derivative products at fair value were based on the following:

	Financial Instruments	Financial Instruments
Valuation Basis	Owned	Sold, Not Yet Purchased

Exchange closing prices	22%	39%
Recently observed transaction prices	13%	3%
Data providers/pricing services	53%	56%
Broker quotes	1%	—
Valuation techniques	11%	2%

	100%	100%

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Level 3 Assets and Liabilities — Level 3 assets were $577.4 million and $469.4 million as of March 31, 2009 and December 31, 2008, respectively, and represented approximately 9% and 10%, respectively, of total assets measured at fair value. Level 3 liabilities were $62.8 million and $11.7 million as of March 31, 2009 and December 31, 2008, respectively, and represented approximately 2% and 0.4%, respectively, of total liabilities measured at fair value. While our financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value. At March 31, 2009 and December 31, 2008, Level 3 financial instruments were comprised of the following asset and liability classes:

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	March 31,	December	March 31,	December
(in thousands)	2009	31, 2008	2009	31, 2008

Loans and other receivables	$160,284	$107,929	$58,681	$—
Corporate bonds	157,296	165,248	—	3,515
Mortgage and asset-backed securities	94,483	65,154	—	—
Investments in hedge funds, fund of funds, and private equity funds	71,348	75,059	—	—
Auction rate securities	66,471	10,579	—	—
Equity securities and warrants	22,253	43,227	—	—
Derivatives	3,087	—	3,873	8,197
Collateralized loan obligations	2,179	2,179	—	—
Other	—	—	225	—

Total Level 3 financial instruments	577,401	469,375	62,779	11,712

Level 3 financial instruments for which the firm bears no economic exposure	(181,814)	(146,244)	(38,671)	(3,920)

Level 3 financial instruments for which the firm bears economic exposure	$395,587	$323,131	$24,108	$7,792

During the three months ended March 31, 2009, we had transfers of assets of $25.5 million from Level 2 to Level 3 and transfers of $12.6 million from Level 3 to Level 2. Transfers of assets from Level 2 to Level 3 were primarily related to some high yield corporate bond positions as market quotes became less observable throughout the quarter due to less frequent or nominal market activity and the opaqueness of observable credit spreads. Transfers of assets from Level 3 to Level 2 were primarily related to $8.0 million of high yield corporate bonds where trading activity observed and recently executed transactions provided transparency for purposes of determining fair values and related to $4.2 million of mortgage-backed securities. During the three months ended March 31, 2009, we had transfers of liabilities of $3.5 million from Level 3 to Level 2. Net losses on Level 3 non-derivative assets of $39.3 million for the three months ended March 31, 2009 are attributed primarily to equity warrants and certain equity securities due to declining underlying equity prices and increased market volatility, and declines in loan positions due to widening of pricing due to increasing default probabilities for particular credits during the quarter, partially offset by increases in fair value for certain mortgage-backed securities due to increased market transactions observed for comparable positions. Net gains on Level 3 derivative assets and derivative liabilities of $3.1 million and $4.3 million, respectively, for the three months ended March 31, 2009 are primarily attributed to credit positions.
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Goodwill
As a result of acquisitions, we have acquired goodwill. Our goodwill balance of $359.4 million at March 31, 2009 is wholly attributed to our Capital Markets segment, which is our reporting unit under Statement of Financial Accounting Standards No. 142 (“FASB 142”), Goodwill and Other Intangible Assets. At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the marketplace. We completed our annual impairment test as of September 30, 2008 and no impairment was identified.
During 2008, the financial services sector and the equity markets in general were affected by declines in stock prices and by lack of liquidity. Our market capitalization declined below recorded book value at various points during the year, particularly in the second half of 2008. Although we believe that market capitalization as a fair value indicator should be considered in the context of a reasonable time frame and general market conditions, we updated our goodwill impairment assessment subsequent to our annual testing date and no impairment was identified as of December 31, 2008. The judgments applied in estimating the fair value of our operating segment have an impact on the evaluation of any impairment. We do not believe there have been any events or changes in circumstances since our last assessment of goodwill for impairment warranting an update of our evaluation under FASB 142.
Compensation and Benefits
The use of estimates is important in determining compensation and benefits expenses for interim periods. A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the guidance contained in FASB 123R regarding the timing of expense recognition.
Business Environment
During the first quarter of 2009, the U.S. recession that began in 2008 continued with industrial production and capacity utilization decreasing. Concerns regarding future economic growth and corporate earnings created challenging conditions for the equity markets which experienced broad-based declines, with equity indices continuing to trend lower at the end of the first quarter of 2009. The Dow Jones Industrial Average and the S&P 500 Index ended the quarter lower by 13% and 12%, respectively. Fixed income credit markets experienced high levels of volatility, though there was a modest improvement in credit market liquidity by the end of the quarter. The yield on

JEFFERIES GROUP, INC. AND SUBSIDIARIES
the 10-year Treasury note increased by 45 basis points to 2.66%. The impact of these events marked a challenging environment for investment banking businesses with continued limited opportunities to distribute securities in the equity and debt capital markets. Closed mergers and acquisition volume was down by over two-thirds in comparison to the first quarter of 2008.
The alteration of the financial landscape during 2008 with the acquisitions and consolidations of major financial institutions and other actions taken by global governments and regulators, including the U.S., to stabilize the banking system and financial markets, continued to have an impact on the operations of the financial markets during the first quarter of 2009. At the end of March 2009, the U.S. Treasury proposed a framework for regulatory reform to provide an approach to systemic financial risk and similar proposals are also being crafted by the G20. The U.S. Treasury was active with repeated measures to enhance liquidity in the capital markets, including its announcement to purchase loans and securities in connection with its Public-Private Investment Program and a new lending program along with the U.S. Federal Reserve.
The results of our operations for the three months ended March 31, 2009 reflect these challenging market factors, which, among other things, contributed to lower levels of capital markets activity. Competitor consolidation and the destabilization of the financial markets during these periods have conversely had a positive impact on business prospects as we have seen new customer activity and increased market share across many of our businesses. However, a continuation of the volatile markets and unfavorable economic conditions of 2008 and early 2009 could have a material impact on our business and results of operations for the future term of 2009.
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations:

	Three Months Ended
(Dollars in Thousands)	March 31, 2009	March 31, 2008
Net revenues, less mandatorily redeemable preferred interest	$347,260	$222,147
Non-interest expenses	$298,078	$354,453
Earnings (loss) before income taxes	$49,182	$(132,306)
Income tax expense (benefit)	$16,756	$(57,892)
Net earnings (loss)	$32,426	$(74,414)
Net (loss) to noncontrolling interests	$(5,911)	$(13,877)
Net earnings (loss) to common shareholders	$38,337	$(60,537)

Earnings (loss) per diluted share	$0.19	$(0.45)

Effective tax rate	34%	44%
Our consolidated results of operations for the three months ended March 31, 2009 and March 31, 2008 include the effect of the adoption of FASB 160, Noncontrolling Interests in Consolidated Financial Statements (“FASB 160”) and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The results of operations and earnings per share information for 2008 have been retrospectively adjusted to conform with these new accounting pronouncements. For further discussion, see Note 10, “Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries,” and Note 14, “Earnings Per Share,” in our consolidated financial statements.
Net revenues, less mandatorily redeemable preferred interest, for the first quarter of 2009 (total revenues, net of interest expense and mandatorily redeemable preferred interest) increased 56% from the first quarter of 2008 to $347.3 million primarily reflective of the strong performance from our growing Fixed Income business. Non-interest

JEFFERIES GROUP, INC. AND SUBSIDIARIES
expenses of $298.1 million for the first quarter of 2009 decreased 16% from the first quarter of 2008 primarily due to a decline in our compensation ratio and employee levels and a decline in overall expenses due to the effect of cost control measures implemented in the latter part of 2008.
The effective tax rate was 34% for the first quarter of 2009, a decline in comparison to an effective tax rate of 44% for the first quarter of 2008. The decrease in our effective tax rate for the three months ended March 31, 2009 as compared to the same period ended March 31, 2008 is attributable to the changes in mandatorily preferred interest of consolidated subsidiaries and the net loss to noncontrolling interests.
On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa has been merged into Jefferies and Company. See Note 6, “Acquisitions,” in our consolidated financial statements for further information regarding the acquisition of Depfa.
At March 31, 2009, we had 2,296 employees globally, inclusive of the addition of 75 employees with the acquisition of Depfa, compared to 2,499 employees globally at March 31, 2008.
Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008.
Revenues by Source
The Capital Markets reportable segment includes our traditional securities trading activities and our investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various equity, fixed income, high yield and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment, even though it is currently an “immaterial non-reportable” segment as defined by FASB 131, Disclosures about Segments of an Enterprise and Related Information.
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis because the Asset Management segment is immaterial as compared to the consolidated Results of Operations. Beginning with the first quarter of 2009, the net revenues presented of our equity, fixed income and high yield businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense generated by the respective sales and trading activities, which is a function of the mix of each business’ assets and liabilities and the underlying funding requirements of such positions. Reclassifications have been made to our previous presentation of Revenues by Source for the quarter ended March 31, 2008 to conform to the current presentation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions. The following provides a summary of revenues by source for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009		March 31, 2008
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(Dollars in Thousands)
Equity	$102,832	30%	$142,551	64%
Fixed income and commodities	203,344	59	40,295	18
High yield	(7,302)	(2)	(53,061)	(24)
Other	6,034	2	—	—

Total	304,908	88	129,785	58
Investment banking	37,086	11	99,207	45
Asset management fees and investment income from managed funds:
Asset management fees	3,762	1	6,285	3
Investment loss from managed funds	(3,799)	(1)	(34,081)	(15)

Total	(37)	(0)	(27,796)	(13)

Net Revenues	341,957	98	201,196	91
Interest on Mandatorily Redeemable Preferred Interests	(5,303)	(2)	(20,951)	(9)

Net Revenues, less Mandatorily Redeemable Preferred Interests	$347,260	100%	$222,147	100%

Net Revenues
Net revenues, before interest on mandatorily redeemable preferred interests, for the first quarter of 2009 were $342.0 million, an increase of 70%, as compared to net revenues of $201.2 million for the first quarter of 2008. The increase was primarily due to record fixed income and commodities revenues of $203.3 million, smaller losses in our high yield and asset management businesses as compared to the 2008 first quarter and a gain of $6.0 million recognized on extinguishment of a portion of our long-term debt, partially offset by a decrease of $39.7 million in equities revenues and a decrease of $62.1 million in investment banking revenues for the first quarter of 2009 as compared to the similar 2008 quarter.
Interest on mandatorily redeemable preferred interests represents the allocation of losses from our consolidated high yield business to third party minority interest holders invested in that business through mandatorily redeemable preferred securities. The decrease in the interest loss allocation for the quarter ended March 31, 2009 from $(21.0) million to $(5.3) million is due to the decline in high yield losses for the first quarter of 2009 as compared to the first quarter of 2008.
Equities Revenue
Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing and prime brokerage, and execution product revenues.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Total equities revenue was $102.8 million and $142.6 million, respectively, for the three months ended March 31, 2009 and 2008, representing a 28% decrease from the first quarter of 2008, primarily driven by declines in U.S. and international cash equities revenues, securities lending revenues and principal transaction revenues, partially offset by growth in our electronic trading business. The decrease in equities revenues generated in our customer cash equities business is reflective of lower trading levels in the first quarter of 2009, particularly cash equity trading by hedge funds, and compressed commissions on lower average stock prices. Securities lending revenues for the first quarter of 2009 declined as compared to 2008 due to the lower interest rate environment and continuing decline in equity asset values and principal transaction revenues generated on certain equity trading strategies declined due to the elevated equity market volatility in the first quarter of 2009.
Fixed Income and Commodities Revenue
Fixed income and commodities revenue is primarily comprised of commissions and principal transactions revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, emerging markets debt, convertible securities, and commodities trading activities.
Fixed income and commodities revenue was a record $203.3 million, up from revenue of $40.3 million for the first quarter of 2008. The increased revenues in the first quarter of 2009 reflect the continued growth of our fixed income businesses with strong contributions from our corporate bond, emerging markets, government and agencies, mortgage-backed securities and convertible debt trading activities, partially offset by a decline in commodities revenues. Corporate bond, convertible debt and government and agencies revenues benefited from increased trading volumes and greater market share resulting in increased principal transactions trading revenues. Significant increases in mortgage-backed securities revenues also were driven by higher levels of trading volume, as well as net interest revenue contributions from trading positions. Emerging markets revenues included strong profits from its principal transactions activities.
High Yield Revenue
High yield revenues were a negative $7.3 million for the three months ended March 31, 2009, as compared to a loss of $53.1 million for the three months ended March 31, 2008. This improvement results primarily from increased commission revenue as sales production increased, which was more than offset by principal transaction losses due to deteriorating market conditions and volatility. Of the losses recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities trading and investment business), approximately 66% and 62% of such losses for the quarters ended March 31, 2009 and March 31, 2008, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net loss on noncontrolling interests in our Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Investment Banking Revenue
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

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008	% Change
Capital markets	$14,572	$33,398	-56%
Advisory	22,514	65,809	-66%

Total	$37,086	$99,207	-63%

Capital markets revenues totaled $14.6 million for the three months ended March 31, 2009, compared to $33.4 million for the three months ended March 31, 2008, a decrease of 56% reflecting the overall deterioration in market activity for both equity and debt underwritings. Revenues from our advisory business of $22.5 million for the first quarter of 2009 declined 66% compared to the first quarter of 2008 revenues of $65.8 million, reflective of the overall decline in closed mergers and transaction volume for these comparative periods experienced by the investment banking advisory sector as a whole.
Asset Management Fees and Investment Loss from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds and investment loss from our investments in these funds. The following summarizes revenues from asset management fees and investment loss for the three months ended March 31, 2009, and 2008 (in thousands of dollars):

	Three Months Ended
	March 31, 2009	March 31, 2008
Asset management fees:
Fixed Income	$1,721	$2,591
Equities	667	552
Convertibles	1,374	3,142

	3,762	6,285

Investment loss from managed funds(1)	(3,799)	(34,081)

Total	$(37)	$(27,796)

(1)	Of the total investment loss from managed funds, $0.1 million and $0.8 million is attributed to minority interest holders for the three months ended March 31, 2009 and 2008, respectively.
Asset management fees declined to $3.8 million for the three months ended March 31, 2009 as compared to asset management fees of $6.3 million for the three months ended March 31, 2008, primarily as a result of the closure of certain funds managed by us, as well as limited fee revenue generation from other managed funds due to declines in assets under management, partially offset by increased asset management fee income in certain funds as a result of increased third party capital. Investment loss from managed funds totaled $3.8 million for the first quarter of 2009 as

JEFFERIES GROUP, INC. AND SUBSIDIARIES
compared to an investment loss of $34.1 million for the first quarter of 2008 primarily due to declines in asset valuations experienced by several of our managed funds which have been closed and/or are in liquidation, particularly within the retail and credit sectors, and due to declines in the asset valuations of our managed collateralized loan obligations, partially offset by investment revenues generated from portfolio strategies in our managed technology and financial services funds.
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions of dollars):

	March 31, 2009	March 31, 2008
Assets under management (1):
Fixed Income	$1,244	$1,664
Equities	86	142
Convertibles	1,327	2,746

	2,657	4,552

Assets under management by third parties (2):
Private Equity	600	600

Total	$3,257	$5,152

(1)	Assets under management include assets actively managed by us and third parties including hedge funds, collateralized loan obligations (“CLOs”), managed accounts and other private investment funds. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
Change in Assets under Management

	Three Months Ended		%
(in millions)	March 31, 2009	March 31, 2008	Change
Balance, beginning of period	$3,491	$5,576	-37%

Net cash flow out	(376)	(321)
Net market appreciation (depreciation)	142	(103)

	(234)	(424)

Balance, end of period	$3,257	$5,152	-37%

The net decline of $234 million in assets under management during the three months ended March 31, 2009 is primarily attributable to customer redemptions from our global convertible bond funds, partially offset by market appreciation in our managed CLOs. Net cash outflows during the first quarter of 2008 are primarily attributable by redemptions from our managed global convertible bonds funds and other equity funds, while net market depreciation for the three months ending March 31, 2008 is primarily attributable to declines in valuation of our managed CLOs and other fixed income funds due to the deteriorating credit market conditions experienced in the first quarter of 2008, partially offset by increased valuations in our global convertible bond funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table presents our invested capital in managed funds at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Unconsolidated funds (1)	$89,325	$95,728
Consolidated funds (2)	67,498	70,465

Total	$156,823	$166,193

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.
Compensation and Benefits
Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, accruals for annual share-based compensation awards and the amortization of certain share-based compensation to employees. Compensation and benefits totaled $213.4 million for the three months ended March 31, 2009, down 18% from $260.0 million for the three months ended March 31, 2008. Employee headcount decreased to 2,296 total global employees at March 31, 2009 as compared to 2,499 employees at March 31, 2008. The decrease in compensation and benefits expense for the first quarter of 2009 as compared to the same 2008 period reflects the impact of actions taken in 2008 to reduce our cost base, partially offset by increased staffing both domestically and internationally in connection with expanding our mortgage, corporate bond, government and agency and international equity trading capabilities, and is also attributed to additional compensation costs recognized in the first quarter of 2008 related to employee terminations.
In December 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock unit (“RSUs”) awards of active employees and of future restricted stock and RSUs granted as part of year-end compensation programs, such that employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, we accrue compensation costs associated with year-end share-based awards on a quarterly basis as the service period is attributed during the compensation year. Prior to this modification, restricted stock and RSUs awarded to employees were generally subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which was typically five years.
Non-Compensation Expense
Non-compensation expenses were $84.7 million for the first quarter of 2009 versus $94.5 million for the first quarter of 2008, a 10% decrease, which is driven primarily by a reduction in business development costs and other service costs as a result of cost reduction measures implemented as well as reductions in bad debt expense due to collections. These reductions were partially offset by an increase in floor brokerage and clearing fees as rebates received for trading volume levels were reduced in the first quarter of 2009 as compared to the first quarter of 2008 as a result of the general declines in our equity trading volumes.
Earnings / (Loss) before Income Taxes
Earnings before income taxes was $49.2 million for the first quarter of 2009 up from loss before income taxes of $(132.3) million for the first quarter of 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Income Taxes
The provision for income taxes totaled a tax expense/(benefit) of $16.8 million and $(57.9) million for the three months ended March 31, 2009 and 2008, respectively. The provision for income taxes resulted in effective tax rates of 34% and 44%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is attributable to the changes in mandatorily preferred interest of consolidated subsidiaries and the net loss to noncontrolling interests.
Earnings / (loss) per Common Share
Diluted earnings per common share was $0.19 for the first quarter of 2009 on 203,326,000 shares compared to diluted loss per common share of $(0.45) for the first quarter of 2008 on 141,784,000 shares. Convertible preferred stock dividends were not included in the calculation of diluted earnings/ (loss) per common share for each of the three months ended March 31, 2009 and 2008 due to their anti-dilutive effect on earnings/ (loss) per common share. Earnings/ (loss) per common share for the three months ended March 31, 2009 and 2008 includes the effect of the adoption of FSP EITF 03-6-1. See Note 14, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings/ (loss) per common share.
Mortgage and Lending Related Trading Exposures
We have exposure to residential mortgage-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.
The following table provides a summary of these exposures as of March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009	December 31, 2008
Residential mortgage-backed agency securities (1)	$1,211	$952
TBA securities (2)	(510)	(534)

Net agency residential mortgage-backed security exposure (2)	701	418

Prime mortgage-backed securities (3)	19	20
Alt-A mortgage-backed securities (4)	107	74
Subprime mortgage-backed securities (4)	23	30
Other mortgage- and asset-backed securities	16	3

Total nonagency mortgage- and asset-backed security exposure	165	127

Total mortgage- and asset-backed security exposure	$866	$545

Corporate loans (5)	$147.8	$95.2
Collateralized loan obligations (“CLOs”) certificates (6)	$3.8	$6.3
Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial Instruments Owned in our Consolidated Statements of Financial Condition and represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified within Level 2 of the fair value hierarchy. Additionally, at March 31, 2009, we have forward purchase contracts through TBA contracts for GNMA residential mortgage-backed securities with a notional amount of $213 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(2)	Our exposure to residential mortgage-backed agency securities is reduced through the forward sale of such securities as represented by the notional amount of outstanding TBA securities at March 31, 2009 and December 31, 2008. Such contracts are accounted for at fair value of $0.4 and $1.7 million at March 31, 2009 and December 31, 2008, respectively, which are included in Financial Instruments Sold, Not Yet Purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics. Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at March 31, 2009 and December 31, 2008 are presented at their fair value, are classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(5)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and are classified within Level 3 of the fair value hierarchy at March 31, 2009 and December 31, 2008.

(6)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in CLO vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $2.1 million and $2.1 million are reported at fair value and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy at March 31, 2009 and December 31, 2008, respectively, and $1.7 million and $4.2 million are accounted for at fair value and included in Investments in Managed Funds in our Consolidated Statements of Financial Condition at March 31, 2009 and December 31, 2008, respectively.
Of our nonagency mortgage-backed securities and other asset-backed securities at March 31, 2009, the following table provides further information regarding the credit ratings of the securities and the issue date of the securities (in millions):

	Credit Ratings
					Below
				BBB+ to	Investment
Vintage year	AAA	AA+ to AA-	A+ to A-	BBB-	Grade	Fair Value
2009	1.2	—	—	—	1.7	2.9
2008	0.7	—	—	—	—	0.7
2007	3.4	0.1	0.1	2.2	10.1	15.9
2006	13.0	0.1	2.5	11.1	16.7	43.4
2005 and prior	36.7	6.9	14.7	16.3	27.0	101.6

Total	$55.0	$7.1	$17.3	$29.6	$55.5	$164.5

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	March 31, 2009	December 31, 2008
Cash and cash equivalents:
Cash in banks	$199,803	$765,056
Money market investments	339,223	529,273

Total cash and cash equivalents	539,026	1,294,329
Cash and securities segregated (1)	1,085,514	1,151,522

	$1,624,540	$2,445,851

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
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
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of March 31, 2009 and December 31, 2008. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding unsecured bank loans as of March 31, 2009 and December 31, 2008. Average daily bank loans for the three months ended March 31, 2009 and the year ended December 31, 2008 were $1.2 million and $94.9 million, respectively. We have arrangements with various banks for financing of up to $623.3 million, including $538.0 million of bank loans and $85.3 million of letters of credit. Of the $623.3 million of uncommitted lines of credit, $348.3 million is unsecured and $275.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.
•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $2,350.8 million, mandatorily redeemable convertible preferred stock of $125.0 million, mandatorily redeemable preferred interest of consolidated subsidiaries of 275.6 million, and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $1,748.7 million comprise our total capital of $4,500.1 million as of March 31, 2009, which exceeded cash capital requirements.
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased $1,313.1 million, or 7%, from $19,978.7 million at December 31, 2008 to $21,291.8 million at March 31, 2009 primarily due to an increase in the level of our financial instruments owned inventory. Our financial instruments owned, including securities pledged to creditors, increased $1,581.8 million, while our financial instruments sold, not yet purchased also increased by $1,237.6 million to $3,987.2 million at March 31, 2009. Our securities borrowed and securities purchased under agreements to resell increased by $274.5 million, or 3%, while our securities loaned and securities sold under agreements to repurchase decreased $197.9 million, or 2%.
Common stockholders’ equity decreased from $2,121.3 million at December 31, 2008 to $2,068.9 million at March 31, 2009. The decrease in our stockholders’ equity is attributed to the repurchase of approximately 6.2 million shares of our common stock during the first quarter of 2009, which increased our treasury stock by $78.8 million, and the impact of a tax deficiency on the deductibility of employee share-based awards upon distribution of the awards to employees, partially offset by net earnings for the three months ended March 31, 2009 of $38.3 million and currency translation adjustments for foreign subsidiaries.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	March 31, 2009	December 31, 2008
Common stockholders’ equity	$2,068,881	$2,121,271
Less: Goodwill	(359,405)	(358,837)

Tangible common stockholders’ equity	$1,709,476	$1,762,434

Shares outstanding	169,194,901	163,216,038
Outstanding restricted stock units (5)	28,240,861	34,260,077

Adjusted shares outstanding	197,435,762	197,476,115

Common book value per share (1)	$12.23	$13.00

Pro forma common book value per share (2)	$10.48	$10.74

Tangible common book value per share (3)	$10.10	$10.80

Pro forma tangible common book value per share (4)	$8.66	$8.92

(1)	Book value per share equals stockholders’ equity divided by common shares outstanding.

(2)	Pro forma book value per share equals stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(3)	Tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding.

(4)	Pro forma tangible book value per share equals tangible stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.
Tangible common stockholders’ equity, tangible common book value per share, pro forma common book value per share and pro forma tangible common book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible common stockholders’ equity as common stockholders’ equity less intangible assets, specifically goodwill. Goodwill is subtracted from common stockholders’ equity in determining tangible common stockholders’ equity as we believe that goodwill does not constitute an operating asset, which can be deployed in a liquid manner. We calculate tangible common book value per share by dividing tangible common stockholders’ equity by common stock outstanding. We calculate pro forma common book value per share as common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units. We calculate pro forma tangible common book value per share by dividing tangible common stockholders’ equity by common shares outstanding adjusted for outstanding restricted stock units. We believe the adjustment to shares outstanding for outstanding restricted stock units reflects potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible common stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors.
On December 30, 2008 we granted 5,138,821 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $13.80 on December 30, 2008. Approximately, 3.4 million of these shares of restricted stock were issued during the first quarter of 2009, which increased shares outstanding, which was offset by the repurchase of approximately 6.2 million shares during the first quarter of 2009 at an average price of $12.77 per share.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
At March 31, 2009, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible preferred stock is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share
Capital Resources
We had total long-term capital of $4.5 billion and $4.6 billion resulting in a long-term debt to equity capital ratio of 91% and 90%, at March 31, 2009 and December 31, 2008, respectively. Our total capital base as of March 31, 2009 and December 31, 2008 was as follows (in thousands):

	March 31,	December 31,
	2009	2008
Long-Term Debt	$1,748,708	$1,764,274
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	275,621	280,923
Total Stockholders’ Equity	2,350,775	2,409,076

Total Capital	$4,500,104	$4,579,273

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $623.3 million of uncommitted secured and unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $600 million senior unsecured debt issuance in June 2007 and the sale of 26,585,310 shares of our common stock to Leucadia National Corporation in April 2008 (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion). We had no outstanding bank loans as of March 31, 2009 and December 31, 2008. We did not declare dividends to be paid during the third or fourth quarter of 2008 or the first quarter of 2009.
At March 31, 2009, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.5 million, $346.4 million, $348.7 million, $248.7 million and $312.5 million due in 2036, 2027, 2016, 2014 and 2012, respectively. At March 31, 2009, contractual interest payment obligations related to our senior long-term debt are $112.0 million for 2009, $111.8 million for 2010 and 2011, $92.8 million for 2012, $87.8 million for 2013, and $1,041.1 million for all of the remaining periods after 2013.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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
As of March 31, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$686,068	$656,918
Jefferies Execution	$5,112	$4,862
Jefferies High Yield Trading	$415,231	$414,981
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations and guarantees as of March 31, 2009. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates.

		Expected Maturity Date
	Notional /			2011	2013	2015
	Maximum			and	and	and
	Payout	2009	2010	2012	2014	Later
	(Dollars in Millions)
Debt obligations:
Senior notes	$1,748.7	—	—	$312.5	$248.7	$1,187.5
Mandatorily redeemable convertible preferred stock	$125.0	—	—	—	—	$125.0

Bank credit	$36.0	—	$18.0	$18.0	—	—
Equity commitments	$423.1	$0.1	$250.0	$0.9	$27.3	$144.8
Loan commitments	$172.4	$167.2	$5.0	—	$0.2	—
Derivative contracts- non credit related	$861.5	$763.4	$88.1	$7.1	$2.9	—
Derivative contracts- credit related	$15.0	—	—	$5.0	—	$10.0
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
In the normal course of business we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in on our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned — derivative contracts or Financial instruments sold, not yet purchased — derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 3, “Financial Instruments,” to the consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 13 to the consolidated financial statements for further information on FIN 48.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Total assets	$21,291,826	$19,978,685
Deduct: Securities borrowed	(7,518,895)	(9,011,903)
Securities purchased under agreements to resell	(3,014,454)	(1,247,002)

Add: Financial instruments sold, not yet purchased	3,987,207	2,749,567
Less derivative liabilities	(189,690)	(220,738)

Subtotal	3,797,517	2,528,829
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,085,514)	(1,151,522)
Goodwill	(359,405)	(358,837)

Adjusted assets	$13,111,075	$10,738,250

Total stockholders’ equity	$2,350,775	$2,409,076
Deduct: Goodwill	(359,405)	(358,837)

Tangible stockholders’ equity	$1,991,370	$2,050,239

Leverage ratio (1)	9.1	8.3

Adjusted leverage ratio (2)	6.6	5.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets exclude certain assets that are considered self-funded and, therefore, of lower risk, which are generally financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage as a more relevant measure of financial risk when comparing financial services companies.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Accounting and Regulatory Developments
FASB 141R. In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R did not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
FASB 160. In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). FASB 160 requires an entity to clearly identify and

JEFFERIES GROUP, INC. AND SUBSIDIARIES
present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. We adopted FASB 160 on January 1, 2009. Refer to Note 10 for further discussion on the adoption of FASB 160.
FSP FAS 140-3. In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FASB No. 140”) unless certain criteria are met. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. FSP FAS 140-3 is to be applied prospectively for new transactions entered into after the adoption date. The adoption of FSP FAS 140-3 did not have a material effect on financial condition, cash flows or results of operations.
FASB 161. In March 2008, the FASB issued FASB 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”). FASB 161 amends and expands the disclosure requirements of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. FASB 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Accordingly, we adopted FASB 161 effective January 1, 2009. Since FASB 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of FASB 161 did not affect our financial condition, results of operations or cash flows.
FSP APB 14-1. In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 31, 2008. The adoption of FSP APB 14-1 did not affect our financial condition, results of operations or cash flows.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB 128, Earnings per Share. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 31, 2008. Accordingly, we adopted FSP EITF 03-6-1 on January 1, 2009. All prior-period EPS data presented has been adjusted to comply with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 reduced previously reported Basic and Diluted EPS from a loss of $0.43 to a loss of $0.45 for the three months ended March 31, 2008.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
FSP FAS 157-4. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after June 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material effect on our financial condition, results of operations and cash flows.

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

	Daily VaR(1)
	(ln Millions)
	Value-at-Risk in trading portfolios
			VaR at				Average VaR 3 Months Ended
Risk Categories	3/31/09		12/31/08		9/30/08		3/31/09		12/31/08		9/30/08
Interest Rates		$2.99		$3.70		$2.86		$3.96		$3.48		$3.39
Equity Prices		$3.59		$2.31		$8.06		$2.28		$4.18		$5.27
Currency Rates		$0.20		$0.15		$0.56		$0.24		$0.27		$0.55
Commodity Prices		$0.87		$0.55		$0.50		$0.68		$0.44		$1.03
Diversification Effect[2]	-$	3.31	-$	2.55	-$	4.97	-$	2.71	-$	3.62	-$	5.35

Firmwide		$4.34		$4.16		$7.01		$4.45		$4.75		$4.89

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR(1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	3/31/09		12/31/08		9/30/08
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$5.79	$2.51	$4.58	$2.50	$4.66	$1.89
Equity Prices	$5.20	$1.13	$8.62	$2.16	$8.46	$3.65
Currency Rates	$0.46	$0.06	$0.58	$0.09	$0.64	$0.42
Commodity Prices	$1.36	$0.29	$0.76	$0.23	$1.96	$0.42
Firmwide	$6.43	$3.48	$7.82	$3.31	$7.33	$4.00

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $4.45 million during the first quarter of 2009 decreased from the $4.75 million average during the fourth quarter of 2008 due mainly to a decrease in exposure to Equity Prices. VaR levels were elevated for a period of time after the purchase of common shares of Leucadia National Corp in April.
The following table presents our daily VaR over the last four quarters:
Daily VaR Trend
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated no outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the first quarter of 2009. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue, excluding fees, commissions, and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the first quarter of 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “First Quarter 2009 vs. First Quarter 2008 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
We , with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Many aspects of our business involve substantial risks of legal liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our financial condition, although, depending on our results for a particular period, an adverse determination could be material for a particular period.
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
Item 1A. Risk Factors
Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 27, 2009. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs(2)(3)	Plans or Programs
January 1 — January 31, 2009	4,387,964	13.00	4,340,110	10,757,404
February 1 — February 28, 2009	1,295,821	12.06	100,000	10,657,404
March 1 — March 31, 2009	305,505	9.35	196,100	10,461,304

Total	5,989,290		4,636,210

(1)	We repurchased an aggregate of 1,353,080 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our share-based compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our share-based compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

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

JEFFERIES GROUP, INC. (Registrant)
Date: May 8, 2009	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)