Form 10-Q
period 2009-06-30
JEFFERIES GROUP INC /DE/
filed 2009-08-06
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 172,553,249 shares as of the close of business August 2, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$964,025	$1,294,329
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,050,331	1,151,522
Financial instruments owned, at fair value, including securities pledged to creditors of $491,341 and $361,765 in 2009 and 2008, respectively:
Corporate equity securities	1,163,078	945,747
Corporate debt securities	2,115,462	1,851,216
Government, federal agency and other sovereign obligations	1,613,552	447,233
Mortgage- and asset-backed securities	2,721,545	1,035,996
Loans and other receivables	446,733	34,407
Derivatives	220,043	298,144
Investments	73,441	75,059

Total financial instruments owned, at fair vlaue	8,353,854	4,687,802
Investments in managed funds	109,599	100,245
Other investments	162,611	140,012
Securities borrowed	8,874,080	9,011,903
Securities purchased under agreements to resell	3,308,548	1,247,002
Receivable from brokers, dealers and clearing organizations	1,475,719	710,199
Receivable from customers	922,434	499,315
Premises and equipment	138,802	139,390
Goodwill	355,058	358,837
Other assets	548,449	638,129

Total assets	$26,263,510	$19,978,685

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,308,676	$739,166
Corporate debt securities	1,819,590	1,578,395
Government, federal agency and other sovereign obligations	1,240,843	211,045
Derivatives	188,019	220,738
Loans	229,438	—
Other	4,288	223

Total financial instruments sold, not yet purchased, at fair value	4,790,854	2,749,567
Securities loaned	3,676,032	3,259,575
Securities sold under agreements to repurchase	9,152,236	6,727,390
Payable to brokers, dealers and clearing organizations	356,978	291,291
Payable to customers	2,727,812	1,736,971
Accrued expenses and other liabilities	576,192	634,618

	21,280,104	15,399,412
Long-term debt	2,137,483	1,764,274
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	287,947	280,923

Total liabilities	23,830,534	17,569,609

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 185,996,760 shares in 2009 and 171,167,666 shares in 2008	19	17
Additional paid-in capital	1,854,085	1,870,120
Retained earnings	518,682	418,445
Less:
Treasury stock, at cost, 14,069,585 shares in 2009 and 7,951,628 shares in 2008	(194,240)	(115,190)
Accumulated other comprehensive loss:
Currency translation adjustments	(30,191)	(43,675)
Additional minimum pension liability	(8,446)	(8,446)

Total accumulated other comprehensive loss	(38,637)	(52,121)

Total common stockholders’ equity	2,139,909	2,121,271
Noncontrolling interests	293,067	287,805

Total stockholders’ equity	2,432,976	2,409,076

Total liabilities and stockholders’ equity	$26,263,510	$19,978,685

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Commissions	$102,527	$102,521	$204,378	$216,172
Principal transactions	283,175	141,679	435,520	141,733
Investment banking	120,831	109,372	157,917	208,579
Asset management fees and investment income (loss) from managed funds	556	13,479	519	(14,317)
Interest	150,599	210,540	252,686	415,431
Other	9,888	6,434	22,460	12,914

Total revenues	667,576	584,025	1,073,480	980,512
Interest expense	77,383	191,943	141,330	387,234

Net revenues	590,193	392,082	932,150	593,278
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	12,327	9,002	7,024	(11,949)

Net revenues, less mandatorily redeemable preferred interest	577,866	383,080	925,126	605,227

Non-interest expenses:
Compensation and benefits	348,207	277,514	561,588	537,465
Floor brokerage and clearing fees	22,280	18,588	37,060	31,536
Technology and communications	37,582	29,478	68,367	60,394
Occupancy and equipment rental	17,751	20,436	34,047	37,693
Business development	9,535	10,978	18,980	23,878
Other	20,183	20,617	33,574	41,098

Total non-interest expenses	455,538	377,611	753,616	732,064

Earnings (loss) before income taxes	122,328	5,469	171,510	(126,837)
Income tax expense (benefit)	48,333	4,016	65,089	(53,876)

Net earnings (loss)	73,995	1,453	106,421	(72,961)
Net earnings (loss) to noncontrolling interests	12,095	5,838	6,184	(8,039)

Net earnings (loss) to common shareholders	$61,900	$(4,385)	$100,237	$(64,922)

Earnings (loss) per common share:
Basic	$0.31	$(0.05)	$0.49	$(0.47)
Diluted	$0.30	$(0.05)	$0.49	$(0.47)

Weighted average common shares:
Basic	201,902	165,694	202,485	153,739
Diluted	206,027	165,694	202,505	153,739
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Common stock, par value $0.0001 per share
Balance, beginning of period	$17	$16
Issued	2	1

Balance, end of period	19	17

Additional paid-in capital
Balance, beginning of period	1,870,120	1,115,011
Benefit plan share activity (1)	12,170	52,912
Share-based expense, net of forfeitures and clawbacks	(7,764)	561,661
Proceeds from exercise of stock options	69	840
Acquisitions and contingent consideration	(2,710)	5,647
Tax (deficiency) benefit for issuance of share-based awards	(17,800)	6,233
Issuance of treasury stock	—	90,160
Dividend equivalents on restricted stock units	—	37,656

Balance, end of period	1,854,085	1,870,120

Retained earnings
Balance, beginning of period	418,445	1,031,764
Net earnings (loss) to common shareholders	100,237	(536,128)
Dividends	—	(76,477)
Acquisition adjustments	—	(714)

Balance, end of period	518,682	418,445

Treasury stock, at cost
Balance, beginning of period	(115,190)	(394,406)
Purchases	(77,016)	(21,765)
Returns / forfeitures	(4,744)	(42,438)
Issued	2,710	343,419

Balance, end of period	(194,240)	(115,190)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(52,121)	9,159
Currency adjustment, net of tax	13,484	(54,661)
Pension adjustment, net of tax	—	(6,619)

Balance, end of period	(38,637)	(52,121)

Total common stockholders’ equity	2,139,909	2,121,271

Noncontrolling interests
Balance, beginning of period	287,805	249,380
Net earnings (loss) to noncontrolling interests	6,184	(53,884)
Contributions	410	99,725
Distributions	(1,332)	(11,553)
Consolidation of asset management entity	—	4,137

Balance, end of period	293,067	287,805

Total stockholders’ equity	$2,432,976	$2,409,076

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net earnings (loss) to common shareholders	$61,900	$(4,385)	$100,237	$(64,922)

Other comprehensive income (loss):
Currency translation adjustments	16,979	(325)	13,484	1,925

Total other comprehensive income (loss) (1)	16,979	(325)	13,484	1,925

Comprehensive income (loss)	$78,879	$(4,710)	$113,721	$(62,997)

(1)	Total other comprehensive income (loss), net of tax, is attributable to common shareholders. No other comprehensive income (loss) is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net earnings (loss)	$106,421	$(72,961)

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,635	16,270
Gain on repurchase of long-term debt	(7,673)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	7,024	(11,949)
Accruals related to various benefit plans, stock issuances, net of forfeitures	(336)	110,911
Decrease (increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	101,278	(677,434)
Decrease (increase) in receivables:
Securities borrowed	134,271	6,690,869
Brokers, dealers and clearing organizations	(744,020)	(49,082)
Customers	(403,623)	(27,534)
(Increase) decrease in financial instruments owned	(3,629,761)	72,716
Increase in other investments	(22,432)	(25,650)
(Increase) decrease in investments in managed funds	(9,354)	136,008
Increase in securities purchased under agreements to resell	(2,061,546)	(1,289,270)
Decrease (increase) in other assets	100,269	(57,886)
Increase (decrease) in payables:
Securities loaned	416,457	(1,983,765)
Brokers, dealers and clearing organizations	62,913	(51,725)
Customers	973,855	381,374
Increase in financial instruments sold, not yet purchased	2,040,203	554,413
Increase (decrease) in securities sold under agreements to repurchase	2,424,846	(3,556,390)
Decrease in accrued expenses and other liabilities	(73,216)	(52,157)

Net cash (used in) provided by operating activities	(568,789)	106,758

Cash flows from investing activities:
Purchase of premises and equipment	(13,208)	(21,816)
Business acquisition	(38,760)	—
Cash paid for contingent consideration	(22,829)	(33,995)

Net cash used in investing activities	(74,797)	(55,811)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$6,918	$8,173
Net proceeds from (payments on):
Equity financing	—	433,579
Issuance of senior notes, net of issuance costs	392,744	—
Repurchase of long-term debt	(12,796)	—
Bank loans	—	(264,268)
Mandatorily redeemable preferred interest of consolidated subsidiaries	—	(4,257)
Noncontrolling interest	(922)	(1,453)
Repurchase of treasury stock	(77,016)	(9,660)
Dividends	—	(38,834)
Exercise of stock options, not including tax benefits	69	679

Net cash provided by financing activities	308,997	123,959

Effect of foreign currency translation on cash and cash equivalents	4,285	418

Net (decrease) increase in cash and cash equivalents	(330,304)	175,324
Cash and cash equivalents at beginning of year	1,294,329	897,872

Cash and cash equivalents at end of period	$964,025	$1,073,196

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$140,577	$394,688
Income taxes, net	(79,152)	(28,733)
Acquisitions:
Fair value of assets acquired, including goodwill	53,104
Liabilities assumed	14,344

Cash paid for acquisition	38,760
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary, “ including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
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
We adopted FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“FASB 160”), on January 1, 2009. Prior to the adoption of FASB 160, we reported minority interest within liabilities on our Consolidated Statements of Financial Condition and in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). We now present noncontrolling interests within stockholders’ equity, separately from our own equity. We have recast certain prior financial statements to retrospectively reflect the adoption of FASB 160. See Note 10 for further discussion on the adoption of FASB 160.
In addition, these recast financial statements reflect the retrospective application of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), adopted on January 1, 2009. Under FSP EITF 03-6-1, net earnings are allocated among common shareholders and participating securities based on their right to share in earnings. The adoption of FSP EITF 03-6-1 reduced previously reported Diluted EPS. See Note 14 to these financial statements for an explanation of the calculation of earnings per share under FSP EITF 03-6-1.
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. Under FIN 46(R), the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights as defined by Emerging Issues Task Force (“EITF”) EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.
All material intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $8.0 million and $10.7 million for the three months ended June 30, 2009 and 2008, respectively, and $15.1 million and $20.3 million for the six months ended June 30, 2009 and 2008, respectively. We account for the cost of these arrangements on an accrual basis. Our accounting policy for commission revenues incorporates the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, because we are not the primary obligor of such arrangements, and accordingly, expenses relating to soft dollars are netted against the commission revenues.
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
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $1.9 million and $4.3 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $2.7 million and $7.6 million for the six months ended June 30, 2009 and 2008, respectively.
Asset Management Fees and Investment Income (Loss) From Managed Funds. Asset management fees and investment income (loss) from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds and investment income (loss) from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending net asset value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
water marks” or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.
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
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price, primarily quoted exchange prices. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices for actual executed market transactions. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds, agency and non-agency mortgage-backed securities and to-be-announced (“TBA”) securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and Alt-A and subprime non-agency mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.
Derivative products – Exchange-traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts thus classified in Level 2 include certain credit default swaps, interest rate swaps, commodity swaps, and debt and equity option contracts. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include total return swaps and equity warrant and option contracts where the volatility of the underlying equity securities are not observable due to the terms of the contracts and correlation sensitivity to market indices is not transparent for the term of the derivatives.
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
Accounting Developments
FASB 141R. In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R did not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
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
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in FASB 128, Earnings per Share. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 31, 2008. Accordingly, we adopted FSP EITF 03-6-1 on January 1, 2009. All prior-period EPS data presented has been adjusted to comply with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 reduced previously reported Basic and Diluted EPS from a loss of $0.03 to a loss of $0.05 for the three months ended June 30, 2008 and reduced previously reported Basic and Diluted EPS from a loss of $0.42 to a loss of $0.47 for the six months ended June 30, 2008.
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
FSP FAS 157-4. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted FSP FAS 157-4 as of April 1, 2009. The adoption of FSP FAS 157-4 did not have a material effect on our financial condition, results of operations and cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
FASB 165. In May 2009, the FASB issued FASB 165, Subsequent Events (“FASB 165”). FASB 165 requires that management evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued and determines the circumstances under which such events or transactions must be recognized in the financial statements. We adopted FASB 165 as of our financial period ended June 30, 2009. The adoption of FASB 165 did not have an effect on our financial condition, results of operations or cash flows.
FASB 166. In June 2009, the FASB issued FASB 166, Accounting for Transfers of Financial Assets (“FASB 166”). FASB 166 amends FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 166 eliminates the concept of a qualifying special purpose entity, requires that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarifies the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulates that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and defines participating interests and provides guidance on derecognizing participating interests. We will adopt FASB 166 as of January 1, 2010. We are currently evaluating the impact of FASB 166 on our consolidated financial statements.
FASB 167. In June 2009, the FASB issued FASB 167, Amendments to FASB Interpretation No. 46(R) (“FASB 167”). FASB 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and requires that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. FASB 167 eliminates the quantitative approach previously applied to assessing the consolidation of a variable interest entity and requires ongoing reassessments for consolidation. We will adopt FASB 167 as of January 1, 2010. We are currently evaluating the impact of FASB 167 on our consolidated financial statements.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by us to be generally readily convertible into cash as of June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30, 2009	December 31, 2008
Cash and cash equivalents:
Cash in banks	$164,576	$765,056
Money market investments	799,449	529,273

Total cash and cash equivalents	964,025	1,294,329
Cash and securities segregated (1)	1,050,331	1,151,522

	$2,014,356	$2,445,851

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
Note 3. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,163,078	$1,308,676	$945,747	$739,166
Corporate debt securities	2,115,462	1,819,590	1,851,216	1,578,395
Government, federal agency and other sovereign obligations	1,613,552	1,240,843	447,233	211,045
Mortgage- and asset-backed securities	2,721,545	—	1,035,996	—
Loans and other receivables	446,733	229,438	34,407	—
Derivatives	220,043	188,019	298,144	220,738
Investments	73,441	—	75,059	—
Other	—	4,288	—	223

	$8,353,854	$4,790,854	$4,687,802	$2,749,567

We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and senior loan trading activities and certain investments held by subsidiaries that are not registered broker- dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities. Loans and investments at fair value are included in financial instruments owned and loan commitments are included in financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30, 2009	December 31, 2008
Corporate equity securities	$489,093	$360,356
Corporate debt securities	2,248	1,409

	$491,341	$361,765

At June 30, 2009 and December 31, 2008, the approximate fair value of collateral received by us that may be sold or repledged by us was $12.6 billion and $9.7 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At June 30, 2009 and December 31, 2008, a substantial portion of this collateral received by us had been sold or repledged.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy (in thousands of dollars):

	As of June 30, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,133,887	$8,894	$20,297	$—	$1,163,078
Corporate debt securities	2,360	1,946,517	164,466	—	2,113,343
Collateralized debt obligations	—	—	2,119	—	2,119
U.S. government and federal agency securities	557,384	830,223	—	—	1,387,607
U.S. issued municipal securities	—	151,837	509	—	152,346
Foreign government issued securities	—	73,521	78	—	73,599
Residential mortgage backed securities	—	2,157,348	117,760	—	2,275,108
Commercial mortgage backed securities	—	401,866	—	—	401,866
Other asset backed securities	—	43,149	1,422	—	44,571
Derivatives	191,566	93,184	5,499	(70,206)	220,043
Loans and other receivables	—	171,039	275,694	—	446,733
Investments at fair value	—	—	73,441	—	73,441

Total financial instruments owned	$1,885,197	$5,877,578	661,285	$(70,206)	$8,353,854

Level 3 assets for which the firm does not bear economic exposure (1)			(251,268)

Level 3 assets for which the firm bears economic exposure			$410,017

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,308,471	$205	$—	$—	$1,308,676
Corporate debt securities	457	1,814,331	4,802	—	1,819,590
U.S. government and federal agency securities	886,090	286,605	—	—	1,172,695
U.S. issued municipal securities	—	39	—	—	39
Foreign government issued securities	—	68,109	—	—	68,109
Derivatives	165,091	163,502	7,538	(148,112)	188,019
Loans	—	—	229,438	—	229,438
Residential mortgage backed securities	—	1,078	—	—	1,078
Commercial mortgage backed securities	—	598	—	—	598
Other asset backed securities	—	2,612	—	—	2,612

Total financial instruments sold, not yet purchased	$2,360,109	$2,337,079	$241,778	$(148,112)	$4,790,854

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2008
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Securities	$1,125,752	$2,782,707	$371,733	$—	$4,280,192
Loans	—	11,824	22,583	—	34,407
Derivative instruments	258,827	920,687	—	(881,370)	298,144
Investments	—	—	75,059	—	75,059

Total financial instruments owned	$1,384,579	$3,715,218	469,375	$(881,370)	$4,687,802

Level 3 assets for which the firm does not bear economic exposure (1)			(146,244)

Level 3 assets for which the firm bears economic exposure			$323,131

Liabilities:
Financial instruments sold, not yet purchased:
Securities	$757,260	$1,768,054	$3,515	$—	$2,528,829
Derivative instruments	187,806	491,876	8,197	(467,141)	220,738

Total financial instruments sold, not yet purchased	$945,066	$2,259,930	$11,712	$(467,141)	$2,749,567

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended June 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended June 30, 2009
				Purchases,				Change in unrealized
		Total gains/		sales,				gains/ (losses)
	Balance,	(losses)		settlements,	Transfers	Transfers		relating to
	March	(realized and		and	into	out of	Balance, June	instruments still held
	31, 2009	unrealized) (1)		issuances	Level 3	Level 3	30, 2009	at June 30, 2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,253	$(3,304)		$207	$4,205	$(3,064)	$20,297	$(3,598)
Corporate debt securities	223,364	(15,864	) (2)	2,860	8,967	(54,861)	164,466	(16,666)
Collateralized debt obligations	2,179	(60)		—	—	—	2,119	(60)
U.S. issued municipal securities	403	(50	) (2)	156	—	—	509	(50)
Foreign government issued securities	—	11		—	67		78	11
Residential mortgage backed securities	92,249	9,573		(43,225)	76,243	(17,080)	117,760	(2,888)
Commercial mortgage backed securities	322	—		—	—	(322)	—	—
Other asset backed securities	1,914	(376)		1,765	—	(1,881)	1,422	(343)
Derivatives	3,087	2,459		(47)	—	—	5,499	2,459
Loans and other receivables	160,282	2,275		113,137	—	—	275,694	631
Investments at fair value	71,348	2,688		(551)	—	(44)	73,441	2,505

	$577,401	$(2,648)		$74,302	$89,482	$(77,252)	$661,285	$(17,999)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate debt securities	$—	$203		$1,647	$2,952	—	$4,802	$125
Derivatives	3,873	3,645		20	—	—	7,538	3,645
Loans	58,681	(165)		170,922	—	—	229,438	—
Other	225	—		(225)	—	—	—	—

	$62,779	$3,683		$172,364	$2,952	—	$241,778	$3,770

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

(2)	During the quarter ended June 30, 2009, we changed our valuation methodology for auction rate securities, which are included within corporate debt securities and U.S. issued municipal securities. Previously, auction rate securities were valued based on an internal model based on projected cash flows for the securities discounted for lack of liquidity. As of June 30, 2009, auction rate securities are valued using a valuation technique that benchmarks the securities to transactions and market prices of comparable securities, adjusting for projected cash flows and security structure, where appropriate.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended June 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments –	instruments –	instruments –	instruments –
	Assets	Liabilities	Liabilities	Liabilities	Investments
Balance, March 31, 2008	$288,956	$(6,583)	$—	$(23,256)	$95,332
Total gains/ (losses) (realized and unrealized) (1)	11,164	340	184	(7,516)	863
Purchases, sales, settlements, and issuances	98,219	(41,815)	—	(3,149)	(6,084)
Transfers into Level 3	11,637	(37)	543	—	—
Transfers out of Level 3	(4,126)	291	—	—	—

Balance, June 30, 2008	$405,850	$(47,804)	$727	$(33,921)	$90,111

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2008 (1)	$15,760	$9	$184	$(8,981)	$863

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the six months ended June 30, 2009 and 2008 (in thousands of dollars):

	Six Months Ended June 30, 2009
			Purchases,				Change in unrealized
		Total gains/	sales,				gains/ (losses)
	Balance,	(losses)	settlements,	Transfers	Transfers		relating to
	December	(realized and	and	into	out of	Balance, June	instruments still held
	31, 2009	unrealized) (1)	issuances	Level 3	Level 3	30, 2009	at June 30, 2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$41,351	$(13,382)	$(9,279)	$4,810	$(3,203)	$20,297	$(15,261)
Corporate debt securities	177,603	(42,902)	58,927	33,890	(63,052)	164,466	(42,144)
Collateralized debt obligations	2,179	(60)	—	—	—	2,119	(60)
U.S. issued municipal securities	—	(50)	559	—	—	509	(50)
Foreign government issued securities	—	11	—	67	—	78	11
Residential mortgage backed securities	63,065	12,129	(12,377)	76,243	(21,300)	117,760	3,989
Commercial mortgage backed securities	—	—	322	—	(322)	—	—
Other asset backed securities	2,089	(583)	1,797	—	(1,881)	1,422	(343)
Derivatives	—	5,546	(47)	—	—	5,499	7,932
Loans and other receivables	108,029	(2,254)	169,919	—	—	275,694	(3,868)
Investments at fair value	75,059	(3,786)	2,206	6	(44)	73,441	(4,308)

	$469,375	$(45,331)	$212,027	$115,016	$(89,802)	$661,285	$(54,102)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate debt securities	$3,515	$203	$1,647	$2,952	$(3,515)	$4,802	$(295)
Derivatives	8,197	(679)	20	—	—	7,538	1,753
Loans	—	—	229,438	—	—	229,438	—
Other	—	225	(225)	—	—	—	—

	$11,712	$(251)	$230,880	$2,952	$(3,515)	$241,778	$1,458

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Six Months Ended June 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments –	instruments –	instruments –	instruments –
	Assets	Liabilities	Liabilities	Liabilities	Investments
Balance, December 31, 2007	$248,397	$(8,703)	$—	$(12,929)	$104,199
Total gains/ (losses) (realized and unrealized) (1)	(10,389)	342	184	(7,211)	(4,676)
Purchases, sales, settlements, and issuances	119,637	(39,695)	—	8,577	(9,412)
Transfers into Level 3	60,006	(38)	543	(22,358)	—
Transfers out of Level 3	(11,801)	290	—	—	—

Balance, June 30, 2008	$405,850	$(47,804)	$727	$(33,921)	$90,111

Change in unrealized gains/ (losses) relating to instruments still held at June 30, 2008 (1)	$42,756	$9	$294	$(8,413)	$(4,677)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
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
Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, we may be exposed to legal risks related to derivative activities. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of our firmwide risk management policies. In connection with our derivative activities, we may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
us with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.
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
The following table presents the fair value and related notional amounts of derivative contracts at June 30, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged:

	June 30, 2009
	Assets		Liabilities
		Notional		Notional
(in thousands)	Fair Value	Amount	Fair Value	Amount
Interest rate contracts	$18,840	$4,607,999	$26,358	$6,093,140
Foreign exchange contracts	1,832	104,090	6,466	277,619
Equity contracts	191,474	3,139,206	183,198	8,385,781
Commodity contracts	67,252	4,484,916	116,253	3,584,395
Credit contracts	10,851	37,491	3,856	15,000

Total	290,249	$12,373,702	336,131	$18,355,935

Counterparty/cash-collateral netting	(70,206)		(148,112)

Total per consolidated statement of financial position	$220,043		$188,019

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents unrealized and realized gains and losses on derivative contracts for the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
(in thousands)	(Loss) Gain	(Loss) Gain
Interest rate contracts	$(2,337)	$(7,347)
Foreign exchange contracts	173	(948)
Equity contracts	(17,056)	(208,539)
Commodity contracts	(1,311)	(4,867)
Credit contracts	10,265	17,480

Total	$(10,266)	$(204,221)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of June 30, 2009 (in thousands). Derivative fair values include counterparty netting and are gross of cash collateral received and pledged:

	OTC derivative assets (1) (2)
			Greater Than	Cross-Maturity
	0–12 Months	1–5 Years	5 Years	Netting (3)	Total
Commodity swaps	$6,242	$162	$—	$(162)	$6,242
Commodity options	16,617	10,106	—	—	26,723
Total return swaps	4,396	5,720	—	—	10,116
Credit default swaps	—	—	3,602	—	3,602
Equity options	—	20	—	—	20
Forward contracts	45	—	—	(45)	—

Total	$27,300	$16,008	$3,602	$(207)	$46,703

(1)	At June 30, 2009, we held exchange traded derivative assets of $188.7 million.

(2)	Option and swap contracts in the table above are gross of collateral received. Option and swap contracts are recorded net of collateral received on the Consolidated Statement of Financial Condition. At June 30, 2009, collateral received was $15.4 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities (1) (2)
			Greater Than	Cross-Maturity
	0–12 Months	1–5 Years	5 Years	Netting (3)	Total
Commodity swaps	$73,755	$—	$—	$(162)	$73,593
Commodity options	6,379	5,069	—	—	11,448
Total return swaps	63	11,617	—	—	11,680
Interest rate swaps	—	76	7,985	—	8,061
Credit default swaps	—	356	1,750	—	2,106
Equity options	—	7,538	—	—	7,538
Forward contracts	—	4,679	—	(45)	4,634

Total	$80,197	$29,335	$9,735	$(207)	$119,060

(1)	At June 30, 2009, we held exchange traded derivative liabilities of $162.2 million.

(2)	Option and swap contracts in the table above are gross of collateral pledged. Option and swap contracts are recorded net of collateral pledged on the Consolidated Statement of Financial Condition. At June 30, 2009, collateral pledged was $93.3 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.
At June 30, 2009, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands). Derivative fair values include counterparty netting and are gross of cash collateral received:

	Total pre-credit	Credit	Total post- credit
	enhancement	enhancement	enhancement
	netting	netting (1)	netting
Counterparty credit quality:
A or higher	$51,780	$(9,713)	$42,067
Unrated	4,636	—	4,636

Total	$56,416	$(9,713)	$46,703

(1)	Credit enhancement netting relates to JFP credit intermediation facilities with AA-rated European banks.
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2009, is $14.8 million for which we have posted collateral of $26.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, we would be required to post an additional $3.1 million of collateral to our counterparties.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 5. Securitization Activities and Variable Interest Entities
Securitization Activities
We engage in securitization activities related to residential mortgage-backed and other asset-backed securities. In our securitization activities, we use special purpose entities (“SPEs”). We do not consolidate certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPEs”), if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold. The determination of whether a SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and non-excessive.
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
During the three and six months ended June 30, 2009 we transferred assets of $1,976.9 million and $3,055.0 million, respectively, as part of our securitization activities, received proceeds of $1,992.7 million and $3,072.8 million, respectively, and recognized net revenues of $15.8 million and $18.4 million, respectively. These transfers were accounted for as sales of assets. During the three and six months ended June 30, 2008, we did not engage in any securitization activities.
The following table presents the total assets (unpaid principal amount) of, and retained interests in, QSPEs to which we, acting as principal, have transferred assets and for which we received sale accounting treatment at June 30, 2009 (in millions):

Securitization Type	Total QSPE Assets	Retained Interests (1)
Residential mortgage-backed securities	$1,158.4	$169.5

(1)	At June 30, 2009, 99% of our retained interests in these securitizations are AA-rated.
The following table presents cash flows received on retained interests during the six months ended June 30, 2009 (in millions):

Residential
mortgage-backed
securities
Cash flows received on retained interests	$0.4
We have not provided financial or other support to these QSPEs during the three and six months ended June 30, 2009. We have no explicit or implicit arrangements to provide additional financial support to these QSPEs and have no liabilities related to these QSPEs at June 30, 2009.
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
We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”) each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”), are also investors in JHYH. The term of the arrangement is for six years, with an option to extend. We and Leucadia expect to increase our respective investments in JHYH to $600 million each over time. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. (See Note 1, Organization and Summary of Significant Accounting Policies, herein for additional discussion of agreements entered into with Leucadia.)
Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we determined that JHYH and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly-owned subsidiary JHYT) and JESOP.
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statement of Financial Condition in the respective asset and liability categories, as of June 30, 2009 and December 31, 2008 (in millions):

	VIE Assets
	June 30, 2009	December 31, 2008
Cash	$225.7	$277.1
Financial instruments owned	800.0	546.9
Securities borrowed	335.5	242.7
Receivable from brokers and dealers	240.6	—
Other	6.6	49.3

	$1,608.4	$1,116.0

	VIE Liabilities
	June 30, 2009	December 31, 2008
Financial instruments sold, not yet purchased	$533.0	$230.8
Payable to brokers and dealers	193.2	—
Mandatorily redeemable interests (1)	875.4	854.0
Other	7.0	31.4

	$1,608.6	$1,116.2

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $287.9 million and $280.9 million at June 30, 2009 and December 31, 2008, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The assets of these VIE’s are available for the benefit of the mandatorily redeemable interest holders.
Our maximum exposure to loss at June 30, 2009 and December 31, 2008 was $298.4 million and $291.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH and JESOP which are eliminated in consolidation.
JHYH’s net revenue and formula-determined non-interest expenses amounted $55.7 million and $18.3 million, respectively, for the three months ended June 30, 2009 and amounted to $53.6 million and $32.3 million, respectively, for the six months ended June 30, 2009. JHYH’s net revenue and formula-determined non-interest expenses amounted $35.4 million and $11.0 million, respectively, for the three months ended June 30, 2008 and amounted to $(9.5) million and $22.9 million, respectively, for the six months ended June 30, 2008. These revenues and expenses are included in commissions and principal transactions and in our non-interest expenses. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH. Based on the terms of our interests in JHYH and JESOP, percentages of JHYH and JESOP’s net revenue and non-interest expenses are allocated to us and to third party interest holders.
There have been no changes in our conclusion to consolidate JHYH and JESOP since formation.
VIEs Where We Have a Significant Variable Interest
We also hold significant variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. Determining whether an interest in a VIE is significant is a matter of judgment and is based on an assessment of our exposure to the overall assets and liabilities of a VIE. We do not consolidate these VIEs as we do not absorb a majority of the entity’s expected losses or receive a majority of its expected residual returns as a result of holding these variable interests. We have not provided financial or other support to these VIEs during the three and six months ended June 30, 2009. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at June 30, 2009.
The following table presents total assets in these nonconsolidated VIEs and our maximum exposure to loss associated with these non-consolidated VIEs in which we hold significant variable interests at June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009
		Maximum exposure
		to loss in
		non-consolidated VIEs
	VIE Assets	(2)	Carrying Amount
Managed CLOs	$1,211.9	$0.5	$0.5
Third Party Managed CLO	523.6	3.2	3.2
Mortgage- and Asset-Backed Vehicles (1)	58,374.8	248.8	248.8

Total	$60,110.3	$252.5	$252.5

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at June 30, 2009.

(2)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.

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
The Depfa acquisition is being accounted for under the acquisition method of accounting in accordance with FASB 141R, Business Combinations (“FASB 141R”). Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at acquisition date as summarized in the following table. Goodwill of $568,000 is measured as the excess of the cash consideration over fair value of net assets acquired, including identified intangible assets, and represents the value expected from the synergies and economies of scale created from combining Depfa’s municipal securities business with our full-service sales and trading, and investment banking capabilities. All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents the consideration paid for Depfa and the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash consideration	$38,760

Recognized assets and assumed liabilities:
Cash	300
Financial instruments owned	31,458
Receivable from broker	16,691
Premises and equipment	155
Intangible assets	1,151
Other assets	2,781
Financial instruments sold, not yet purchased	(1,084)
Other liabilities	(13,260)

Total identifiable net assets	$38,192

The following is a summary of goodwill activity for the six months ended June 30, 2009 (in thousands of dollars):

Six Months Ended
June 30, 2009
Balance, at December 31, 2008	$358,837
Add: Acquisition	568
Less: Translation adjustment	(4,347)

Balance, at June 30, 2009	$355,058

Acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey executed in prior years each contain a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. The last contingency period of these acquisitions expires in 2012. During the three and six months ended June 30, 2009, we paid approximately $14.6 million and $22.8 million, respectively, in cash related to contingent consideration that had been earned during the current year or prior periods.
Note 7. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of June 30, 2009 and December 31, 2008. Average daily bank loans for the six months ended June 30, 2009 and the year ended December 31, 2008 were $75.3 million and $94.9 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 8. Long-Term Debt
The following summarizes long-term debt outstanding at June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30,	December 31,
	2009	2008
7.75% Senior Notes, due 2012, net of unamortized discount of $2,472 (2009)	$307,261	$328,215
5.875% Senior Notes, due 2014, net of unamortized discount of $1,282 (2009)	248,718	248,608
5.5% Senior Notes, due 2016, net of unamortized discount of $1,226 (2009)	348,774	348,683
8.5% Senior Notes, due 2019, net of unamortized discount of $6,144 (2009)	393,856	—
6.45% Senior Debentures, due 2027, net of unamortized discount of $3,615 (2009)	346,385	346,333
6.25% Senior Debentures, due 2036, net of unamortized discount of $7,510 (2009)	492,489	492,435

	$2,137,483	$1,764,274

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
In June 2009, we issued 8.5% Senior Notes, due in 2019, with a par amount of $400 million and received proceeds of $393.9 million. During the six months ended June 30, 2009, we repurchased approximately $20.3 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $7.7 million, which is recognized in other income on the Consolidated Statements of Earnings.
Note 9. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of June 30, 2009, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 10. Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interest
Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interest includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and our consolidated asset management entities. The following table presents our noncontrolling interests at June 30, 2009 and December 31, 2008 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	June 30, 2009	December 31, 2008
JSOP	$258.6	$252.3
JESOP	30.1	29.4
Consolidated asset management entities	4.4	6.1

Noncontrolling interests	$293.1	$287.8

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
FASB 160 also requires that revenues, expenses, net income or loss, and other comprehensive income or loss be reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net income or loss and other comprehensive income or loss shall then be attributed to the parent and noncontrolling interest. Prior to the adoption of FASB 160, we recorded minority interest in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). Upon the adoption of FASB 160, net loss to noncontrolling interests is deducted from net earnings (loss) to determine net earnings (loss) to common shareholders. The adoption of FASB 160 resulted in an increase to net earnings (loss) of approximately $5.8 million for the three months ended June 30, 2008 and a decrease to net loss of approximately $8.0 million for the six months ended June 30, 2008. The adoption of FASB 160 did not have an impact on other comprehensive income or loss because all other comprehensive income or loss is attributable to us.
Mandatorily Redeemable Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification under FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”) and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. We previously reported these mandatorily redeemable financial instruments within minority interest. FASB 160 requires only financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements to be treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH were previously reflected as minority interest in earnings (loss) of consolidated subsidiaries. Upon the adoption of FASB 160, we reclassified these changes to be part of net revenues and are reflected as interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The reclassification did not impact net earnings (loss), but resulted in a decrease to net revenues of $9.0 million for the three months ended June 30, 2008 and an increase to net revenues of $12.0 million for the six months ended June 30, 2008. The carrying amount of the mandatorily redeemable interests of consolidated subsidiaries was approximately $287.9 million and $280.9 million at June 30, 2009 and December 31, 2008, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 11. Benefit Plans
The following summarizes the net periodic pension cost for the three and six months ended June 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net pension cost included the following components:
Service cost (1)	$50	$69	$100	$138
Interest cost on projected benefit obligation	658	595	1,316	1,189
Expected return on plan assets	(614)	(731)	(1,228)	(1,462)
Net amortization	229	—	458	—

Net periodic pension cost (income)	$323	$(67)	$646	$(135)

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the six months ended June 30, 2009 and do not anticipate any contributions during 2009. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.
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
As of June 30, 2009, we had $8.9 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.8 years. FASB 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Accordingly, we reflected the excess tax benefit of $6.9 million and $8.2 million related to share-based compensation in cash flows from financing activities for the six-months ended June 30, 2009 and 2008 respectively.
We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and six months ended June 30, 2009 and 2008:
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
Upon approval of the overall compensation strategy, we determined that the service inception date precedes the grant date for future restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the three and six months ended June 30, 2009, we accrued compensation expense of approximately $46.3 million and $62.7 million related to restricted stock and restricted stock units that we expect to grant as part of our 2009 year-end compensation.
In addition to year-end compensation awards, we may grant restricted stock and restricted stock units to new employees as “sign-on” awards. Sign-on awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight-line basis over the related four years.
The total compensation cost associated with restricted stock and restricted stock units amounted to $37.9 million and $58.4 million for the three months ended June 30, 2009 and 2008, respectively, and $55.0 million and $101.4 million for the six months ended June 30, 2009 and 2008, respectively.
The following table details the activity of restricted stock:

			Weighted
	Period Ended		Average Grant
	June 30, 2009		Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	—		$—
Grants	614	(1)	$12.17
Fulfillment of service requirement	(274	) (1)	$12.53

Balance, end of period	340	(2)	$11.89

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(1)	Includes approximately 266,000 shares of restricted stock granted with no future service requirement in the first half of 2009. As such, these shares are shown as granted and vested in the first half of 2009.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

	Period Ended		Weighted
	June 30, 2009		Average Grant
	(Shares in 000s)		Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of year	—	34,262	$—	$14.78
Grants	485	109	$12.93	$13.38
Distribution of underlying shares	—	(7,291)	$—	$14.90
Forfeited	—	(290)	$—	$20.32

Balance, end of period	485	26,790	$12.93	$14.68

The aggregate fair value of restricted stock and restricted stock units vested during the six months ended June 30, 2009 and 2008 was $3.4 million and $80.1 million, respectively. In addition, we granted restricted stock units with no future service period during the six months ended June 30, 2009 with an aggregate fair value of $1.5 million.
Stock Options
The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the six months ended June 30, 2009 is presented below (amounts in thousands, except per share data):

	Six Months Ended June 30, 2009
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of year	60	$7.24
Exercised	(12)	$5.64

Outstanding at end of period	48	$7.65

Options exercisable at period-end	48	$7.65
The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $94,000 and $700,000, respectively. Cash received from the exercise of stock options during the six months ended June 30, 2009 and 2008 totaled $69,000 and $679,000, respectively, and the tax benefit realized from stock options exercised during the six months ended June 30, 2009 and 2008 was $37,000 and $274,000, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The table below provides additional information related to stock options outstanding at June 30, 2009:
Dollars and shares in thousands, except per share data

	Outstanding,
	Net of Expected	Options
June 30, 2009	Forfeitures	Exercisable
Number of options	48	48
Weighted-average exercise price	$7.65	$7.65
Aggregate intrinsic value	$657	$657
Weighted-average remaining contractual term, in years	1.85	1.85
At June 30, 2009, the intrinsic value of vested options was approximately $657,000 for which tax benefits expected to be recognized in equity upon exercise are approximately $258,000.
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
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was $0.1 million and $0.4 million during the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.6 million during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there were 3,436,000 DCP shares issuable under the Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three-month and six-month periods ended June 30, 2009 and 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $0.8 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $3.0 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively.
Note 13. Income Taxes
As of June 30, 2009 and December 31, 2008, we had approximately $12.5 million and $13.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.1 million and $8.8 million (net of federal benefit of state taxes) at June 30, 2009 and December 31, 2008, respectively.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2004. Substantially all material state and local and foreign income tax matters have been concluded for the years through 2001. The New York State income tax returns for the years 2001 through 2004 are currently under examination. The final outcome of these examinations is not yet determinable. The resolution of tax matters is not expected to have a material effect on our financial condition, but could be material to our results of operations for a particular period depending upon the results for that period.
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of June 30, 2009 and December 31, 2008, we have accrued interest related to unrecognized tax benefits of approximately $3.6 million and $3.7 million, respectively. No penalties were accrued at June 30, 2009 and December 31, 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 14. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six month ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Earnings for basic earnings per common share:
Net earnings (loss)	$73,995	$1,453	$106,421	$(72,961)
Net earnings (loss) to noncontrolling interests	12,095	5,838	6,184	(8,039)

Net earnings (loss) to common shareholders	61,900	(4,385)	100,237	(64,922)
Less: Allocation of earnings to participating securities (1)	236	3,283	240	6,831

Net earnings (loss) available to common shareholders	$61,664	$(7,668)	$99,997	$(71,753)

Earnings for diluted earnings per common share:
Net earnings (loss)	$73,995	$1,453	$106,421	$(72,961)
Net earnings (loss) to noncontrolling interests	12,095	5,838	6,184	(8,039)

Net earnings (loss) to common shareholders	61,900	(4,385)	100,237	(64,922)
Add: Convertible preferred stock dividends	1,016	—	—	—
Less: Allocation of earnings to participating securities (1)	235	3,283	240	6,831

Net earnings (loss) available to common shareholders	$62,681	$(7,668)	$99,997	$(71,753)

Shares:
Average common shares used in basic computation	201,902	165,694	202,485	153,739
Stock options	20	—	20	—
Mandatorily redeemable convertible preferred stock	4,105	—	—	—

Average common shares used in diluted computation	206,027	165,694	202,505	153,739

Earnings (loss) per common share:
Basic	$0.31	$(0.05)	$0.49	$(0.47)
Diluted	$0.30	$(0.05)	$0.49	$(0.47)

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 774,000 and 29,988,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and 486,000 and 30,712,000 for the six-month periods ended June 30, 2009 and 2008, respectively. Dividends declared during the period on participating securities amounted to approximately $3.3 million and $6.8 million for the three and six months ended June 30, 2008. No dividends were declared during the six months ended June 30, 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
The following securities were considered antidilutive and, therefore, not included in the computation of Diluted EPS:

	Number of securities outstanding at
	6/30/2009 (1)	6/30/2008 (2)
Stock options	—	125,810
Mandatorily redeemable convertible preferred stock	4,105,138	4,105,138

(1)	Mandatorily redeemable convertible preferred stock was considered antidilutive for the six-months ended June 30, 2009.

There were no antidilutive securities for the three-months ended June 30, 2009.

(2)	Stock options and mandatorily redeemable convertible preferred stock were considered antidilutive for the three- and six-months ended June 30, 2008.

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
Our reportable business segment information is prepared using the following methodologies:
•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.
•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.
•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.
Our net revenues, expenses, and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended June 30, 2009
Net revenues	$589.7	$0.5	$590.2

Expenses	$450.9	$4.6	$455.5

Six months ended June 30, 2009
Net revenues	$931.7	$0.5	$932.2

Expenses	$743.3	$10.3	$753.6

Segment assets	$26,140.0	$123.5	$26,263.5

Three months ended June 30, 2008
Net revenues	$378.6	$13.5	$392.1

Expenses	$363.3	$14.3	$377.6

Six months ended June 30, 2008
Net revenues	$607.6	$(14.3)	$593.3

Expenses	$703.6	$28.5	$732.1

Segment assets	$24,909.7	$310.1	$25,219.8

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Americas (1)	$525,674	$319,838	$831,908	$479,089
Europe	65,009	69,943	100,569	107,523
Asia (including Middle East)	(490)	2,301	(327)	6,666

Net Revenues	$590,193	$392,082	$932,150	$593,278

(1)	Substantially all relates to U.S. results.
Note 16. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at June 30, 2009:

		Maturity Date
	Notional /			2011	2013	2015
	Maximum			and	and	and
	Payout	2009	2010	2012	2014	Later
		(Dollars in Millions)
Bank credit	$36.0	—	$18.0	$18.0	—	—

Equity commitments	$418.2	$0.1	$250.0	$0.9	$22.4	$144.8

Loan commitments	$165.2	$150.0	$15.1	—	$0.1	—

Derivative contracts- non credit related	$1,527.1	$974.2	$540.8	$9.2	$2.9	—

Derivative contracts- credit related:
Single name credit default swaps	$5.0	—	—	$5.0	—	—
Index credit default swaps	$10.0	—	—	—	—	$10.0

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives:

	Notional /	External Credit Rating
	Maximum	AAA/
	Payout	Aaa	A	Unrated
	(Dollars in Millions)
Bank credit	$36.0	—	—	$36.0

Loan commitments	$165.2	—	—	$165.2

Derivative contracts- credit related:
Single name credit default swaps	$5.0	—	$5.0	—
Index credit default swaps	$10.0	$10.0	—	—
Bank Credit. As of June 30, 2009, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($8.4 million of which is undrawn) of associated investment vehicles in which we have an interest.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies Finance LLC is $500 million as of June 30, 2009. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services. As of June 30, 2009, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.
As of June 30, 2009, we have an aggregate commitment to invest equity of approximately $16.7 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).
We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of June 30, 2009, leaving $250.0 million unfunded.
As of June 30, 2009, we had other equity commitments to invest up to $9.0 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment-banking and other clients in loan syndication, acquisition-finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of June 30, 2009, we had $155.1 million of loan commitments outstanding to clients.
On August 11, 2008, we entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of June 30, 2009, we have funded approximately $39.9 million of the aggregate principal balance leaving approximately $10.1 million unfunded. (See Note 19 for additional discussion of the credit agreement with JCP V.)
Derivative Contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
obligate us to make a payment) and written equity put options. At June 30, 2009, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $1,542.1 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At June 30, 2009, the fair value of such derivative contracts approximated $(48.4) million. In addition, the derivative contracts deemed to meet the FIN 45 definition of a guarantee are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the FIN 45 definition of a guarantee consistent with our risk management policies.
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
As of June 30, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$690,799	$648,090
Jefferies Execution	$7,774	$7,524
Jefferies High Yield Trading	$497,853	$497,603

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 18. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter
2009	—	—
2008	$0.125	$0.125
No dividends have been declared or paid on our common stock since the second quarter of 2008.
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
In July of 2009, the Borrower exercised its right to extend the final maturity date of the Credit Facility from August 12, 2009 to January 11, 2010. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of June 30, 2009 and December 31, 2008, loans in the aggregate principal amount of approximately $41.3 million and $31.3 million, respectively, were outstanding under the Credit Facility and recorded in other investments on the consolidated statements of financial condition.
Note 20. Subsequent Events
We have evaluated whether events or transactions have occurred after June 30, 2009 that would require recognition or disclosure in these consolidated financial statements through August 6, 2009, which is the date of issuance of these financial statements.

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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$1,163,078	$1,308,676	$945,747	$739,166
Corporate debt securities	2,115,462	1,819,590	1,851,216	1,578,395
Government, federal agency and other sovereign obligations	1,613,552	1,240,843	447,233	211,045
Mortgage- and asset-backed securities (1)	2,721,545	—	1,035,996	—
Loans and other receivables	446,733	229,438	34,407	—
Derivatives	220,043	188,019	298,144	220,738
Investments	73,441	—	75,059	—
Other	—	4,288	—	223

	$8,353,854	$4,790,854	$4,687,802	$2,749,567

(1)	A portion of our mortgage- and asset-backed securities inventory has been economically hedged through the forward sale of such securities with the execution of to-be-announced (“TBA”) securities with a notional amount outstanding of $2,201 million and $534 million at June 30, 2009 and December 31, 2008, respectively. TBA securities had a net fair value of $2.0 million and $1.7 million at June 30, 2009 and December 31, 2008, respectively, and are included in Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased in our Consolidated Statement of Financial Condition.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Whether a Market is Not Active and a Transaction Is Not Distressed,” which indicates that greater use of management judgment will be required in determining fair value when the volume or level of trading activity for a financial instrument has decreased and when certain factors suggest that observed transactions may not be reflective of orderly market transactions. FSP FAS 157-4 provides that prices or quotes should be weighed when estimating fair value with greater reliability placed on information from transactions that are considered to be representative of orderly market transactions. We adopted FSP FAS 157-4 in the second quarter of 2009. Our fair value measurement policies have been consistent with the guidance in FSP FAS 157-4 and the adoption of FSP FAS 157-4 did not have a material impact on our fair value estimates.
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
Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted exchange price, which is generally obtained from pricing services. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds, agency and non-agency mortgage-backed securities and to-be-announced (“TBA”) securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products

JEFFERIES GROUP, INC. AND SUBSIDIARIES
classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and certain mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments and commercial loans, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.
Derivative products — Exchange-traded derivatives are valued using quoted market prices, which are generally obtained from pricing services, and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including, but not limited to, yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and other comparable simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts classified in Level 2 include credit default swaps, interest rate swaps, foreign currency forwards, commodity swaps and option contracts, and debt and equity option contracts. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include total return swaps and equity warrant and option contracts where the volatility of the underlying equity securities is not observable due to the terms of the contracts and the correlation sensitivity to market indices is not transparent for the term of the derivatives.
At June 30, 2009, the measurements of our cash products and derivative products at fair value were based on the following:

	Financial Instruments	Financial Instruments
Valuation Basis	Owned	Sold, Not Yet Purchased

Exchange closing prices	16%	31%
Recently observed transaction prices	3%	—
Data providers/pricing services	51%	40%
Broker quotes	16%	24%
Valuation techniques	14%	5%

	100%	100%

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Certain cash products and derivative products trade infrequently and therefore have little price transparency. As a result, we may use alternative valuation techniques or valuation models as methods for determining fair value. When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instruments classes:

Financial Instrument Classes	Valuation Techniques
Equity securities and convertible bonds	Valuations based on pending transactions involving the issuer or comparable companies, subsequent financings or recapitalizations, changes in financial ratios and cash flows of the underlying issuer and prices of comparable securities

High-yield corporate bonds	Valuations based on pending transactions involving the issuer or comparable companies, subsequent financings or recapitalizations, changes in financial ratios and cash flows of the underlying issuer and prices of comparable securities

Non-agency mortgage-backed and other asset-backed securities	Benchmarked to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets

Auction rate securities	Benchmarked to transactions and market prices of comparable securities and adjusted for projected cash flows and security structure, where appropriate *

Corporate bank and other commercial loans and other receivables	References to prices for other debt instruments of the same issuer; estimates of expected future cash flows incorporating assumptions regarding creditor default and/or recovery

Investments in hedge funds, funds of funds and certain private equity funds	Net asset values, as adjusted for any redemption restrictions

Investments in certain private equity funds	Discounted cash flow techniques

OTC equity and commodity options and equity warrants	Black-Scholes and comparable simulation models

Interest rate, credit default, commodity and total return swaps and foreign exchange forward contracts	Modeling, primarily involving discounted cash flows, which incorporate observable inputs related to interest rate curves, commodity indices, equity prices and volatilities, foreign currency spot curves and credit spreads of the underlying credit

*	Prior to the second quarter of 2009, a valuation technique utilizing an internal methodology based on projected cash flows discounted for lack of liquidity was applied in determining fair value.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Level 3 Assets and Liabilities — Level 3 assets were $661.3 million and $469.4 million as of June 30, 2009 and December 31, 2008, respectively, and represented approximately 8% and 10%, respectively, of total assets measured at fair value. Level 3 liabilities were $241.8 million and $11.7 million as of June 30, 2009 and December 31, 2008, respectively, and represented approximately 5% and 0.4%, respectively, of total liabilities measured at fair value. While our financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value. At June 30, 2009 and December 31, 2008, Level 3 financial instruments were comprised of the following asset and liability classes:

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2009	2008	2009	2008
Loans and other receivables	$275,694	$107,929	$229,438	$—
Corporate bonds	104,504	165,248	4,802	3,515
Mortgage and asset-backed securities	119,182	65,154	—	—
Investments in hedge funds, fund of funds, and private equity funds	73,441	75,059	—	—
Auction rate securities	59,772	10,579	—	—
Equity securities and warrants	20,297	43,227	—	—
Derivatives	5,499	—	7,538	8,197
Collateralized loan obligations	2,119	2,179	—	—
Emerging market bonds	777	—	—	—

Total Level 3 financial instruments	661,285	469,375	241,778	11,712

Level 3 financial instruments for which the firm bears no economic exposure	(251,268)	(146,244)	—	—

Level 3 financial instruments for which the firm bears economic exposure	$410,017	$323,131	$241,778	$11,712

During the three and six months ended June 30, 2009, we had transfers of assets of $89.5 million and $115.0 million, respectively, from Level 2 to Level 3 and transfers of $77.3 million and $89.8 million, respectively, from Level 3 to Level 2. Transfers of assets from Level 2 to Level 3 during the three and six months ended June 30, 2009 were primarily related to residential mortgage-backed securities as observable transaction data became less available for the specific class of securities in inventory that were transferred. Additionally during the six months ended June 30, 2009, transfers of assets from Level 2 to Level 3 were related to some high yield corporate bond positions as market quotes became less observable throughout the quarter due to less frequent or nominal market activity and the opaqueness of observable credit spreads. Transfers of assets from Level 3 to Level 2 for the three and six months ended June 30, 2009 were primarily related to high yield corporate bonds where pricing information, trading activity observed and recently executed transactions provided transparency for purposes of determining fair values and related to residential mortgage-backed securities. During the three and six months ended June 30, 2009, we had transfers of liabilities of $3.0 million and $3.0 million, respectively, from Level 2 to Level 3 and transfers of liabilities of $-0- and $3.5 million from Level 3 to Level 2. Net losses on Level 3 assets of $2.6 million and $45.3 million for the three and six months ended June 30, 2009, respectively, are attributed primarily to equity warrants and certain equity securities due to declining underlying equity prices and increased market volatility, and declines in loan positions due to widening of pricing due to increasing default probabilities for particular credits during the quarter, partially offset by increases in fair value for certain mortgage-backed securities due to increased market transactions observed for comparable positions and net gains on credit derivative positions. Additionally, for the three months ended June 30, 2009, net losses on Level 3 assets were also attributed to net writedowns on auction rate securities as market-based pricing levels and redemptions have dampened during the second quarter of 2009. Net losses on Level 3 liabilities were $3.7 million for the three months ended June 30, 2009 primarily attributed to writedowns on certain written equity options

JEFFERIES GROUP, INC. AND SUBSIDIARIES
due to declines in underlying equity prices. Net gains on Level 3 liabilities were $0.3 million for the six months ended June 30, 2009.
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
Goodwill
As a result of acquisitions, we have acquired goodwill. Our goodwill balance of $355.1 million at June 30, 2009 is wholly attributed to our Capital Markets segment, which is our reporting unit under Statement of Financial Accounting Standards No. 142 (“FASB 142”), Goodwill and Other Intangible Assets. At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the marketplace. We completed our annual impairment test as of September 30, 2008 and no impairment was identified.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations:

(Dollars in Thousands, except for per share	Three Months Ended		Six Months Ended
amounts)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net revenues, less mandatorily redeemable preferred interest	$577,866	$383,080	$925,126	$605,227
Non-interest expenses	455,538	377,611	753,616	732,064
Earnings (loss) before income taxes	122,328	5,469	171,510	(126,837)
Income tax expense (benefit)	48,333	4,016	65,089	(53,876)
Net earnings (loss)	73,995	1,453	106,421	(72,961)
Net earnings (loss) to noncontrolling interests	12,095	5,838	6,184	(8,039)
Net earnings (loss) to common shareholders	61,900	(4,385)	100,237	(64,922)
Earnings (loss) per diluted common share	$0.30	$(0.05)	$0.49	$(0.47)

Effective tax rate	40%	73%	38%	42%
Our consolidated results of operations for the three and six months ended June 30, 2009 and June 30, 2008 include the effect of the adoption of FASB 160, Noncontrolling Interests in Consolidated Financial Statements (“FASB 160”) and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The results of operations and earnings per share information for 2008 have been retrospectively adjusted to conform with these new accounting pronouncements. For further discussion, see Note 10, “Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries,” and Note 14, “Earnings Per Share,” in our consolidated financial statements.
Net revenues, less mandatorily redeemable preferred interest, for the three and six months ended June 30, 2009 (total revenues, net of interest expense and mandatorily redeemable preferred interest) increased 51% and 53%, respectively, from the three and six months ended June 30, 2008 to $577.9 million and $925.1 million, respectively, reflective of the strong performance from our expanded Fixed Income business, positive contributions from our High Yield business and improving capital markets activities, partially offset by declines in Equities net revenues. Non-interest expenses of $455.5 million and $753.6 million for the second quarter and six months ended June 30, 2009, respectively, increased 21% and 3% from the comparable 2008 periods, respectively, primarily due to increased compensation costs due to due to revenue growth.
The effective tax rate was 40% for the second quarter of 2009, a decline compared to an effective tax rate of 73% for the second quarter of 2008. The decrease in our effective tax rate for the three months ended June 30, 2009 as compared to the same period ended June 30, 2008 is attributable to greater net income for the 2009 second quarter as compared to the comparable 2008 period and due to the changes in the mix of businesses that generated earnings during those periods.
On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa has been merged into Jefferies & Company and our consolidated results of operations for the three and six months ended June 30, 2009 include these municipal securities activities since the date of acquisition. See Note 6, “Acquisitions,” in our consolidated financial statements for further information regarding the acquisition of Depfa.
Effective June 18, 2009, Jefferies & Company, our wholly-owned subsidiary and a U.S. regulated broker-dealer, was designated a Primary Dealer by the Federal Reserve Bank of New York (“FRBNY”). As a Primary Dealer, Jefferies &

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Company, will be a counterparty to FRBNY in its open market operations, will participate directly in U.S. Treasury auctions and will provide market information and analysis to the trading desks at the FRBNY.
At June 30, 2009, we had 2,307 employees globally, inclusive of the addition of 75 employees with the acquisition of Depfa, compared to 2,451 employees globally at June 30, 2008 and 2,270 at December 31, 2008.
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
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis because the Asset Management segment is immaterial as compared to the consolidated Results of Operations. Beginning with the first quarter of 2009, the net revenues presented of our equity, fixed income and high yield businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense generated by the respective sales and trading activities, which is a function of the mix of each business’ assets and liabilities and the underlying funding requirements of such positions. Reclassifications have been made to our previous presentation of Revenues by Source for the three and six months ended June 30, 2008 to conform to the current presentation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions. The following provides a summary of revenues by source for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30, 2009		June 30, 2008
		% of Net		% of Net
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Equities	$129,645	22%	$165,250	42%
Fixed income and commodities	276,616	47	72,763	19
High yield	60,907	10	31,218	8
Other	1,638	—	—	—

Total	468,806	79	269,231	69
Investment banking	120,831	20	109,372	28
Asset management fees and investment income from managed funds:
Asset management fees	3,714	1	4,758	1
Investment (loss) income from managed funds	(3,158)	(1)	8,721	2

Total	556	—	13,479	3

Net revenues	590,193	100%	392,082	100%
Interest on mandatorily redeemable preferred interests	12,327		9,002

Net revenues, less mandatorily redeemable preferred interest	$577,866		$383,080

	Six Months Ended
	June 30, 2009		June 30, 2008
		% of Net		% of Net
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Equities	$232,477	25%	$307,801	52%
Fixed income and commodities	479,960	51	113,058	19
High yield	53,605	6	(21,843)	(4)
Other	7,672	1	—	—

Total	773,714	83	399,016	67
Investment banking	157,917	17	208,579	35
Asset management fees and investment income from managed funds:
Asset management fees	7,476	1	11,043	2
Investment loss from managed funds	(6,957)	(1)	(25,360)	(4)

Total	519	—	(14,317)	(2)

Net revenues	932,150	100%	593,278	100%
Interest on mandatorily redeemable preferred interests	7,024		(11,949)

Net revenues, less mandatorily redeemable preferred interest	$925,126		$605,227

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before interest on mandatorily redeemable preferred interests, for the second quarter of 2009 were a record $590.2 million, an increase of 51%, as compared to net revenues of $392.1 million for the second quarter of 2008. The considerable increase was primarily due to record quarterly fixed income and commodities revenues of $276.6 million, increased high yield and investment banking revenues as compared to the 2008 second quarter and a gain of $1.7 million recognized on extinguishment of a portion of our long-term debt, partially offset by a decrease in equities and asset management revenues for the second quarter of 2009 as compared to the similar 2008 quarter.
Net revenues, before interest on mandatorily redeemable preferred interests, for the first half of 2009 were $932.2 million, an increase of 57%, as compared to net revenues of $593.3 million for the second half of 2008. The increase in net revenues was due to significant increases in fixed income and commodities revenues of $480.0 million and high yield revenues of $53.6 million, smaller losses in our asset management businesses as compared to the 2008 second quarter and a gain of $7.7 million recognized on extinguishment of a portion of our long-term debt, partially offset by a decrease in equities revenues and investment banking revenues for the first half of 2009 as compared to the similar 2008 period.
Interest on mandatorily redeemable preferred interests represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities. The change in the interest earnings and (loss) allocation for the three and six months ended June 30, 2009 from $9.0 million to $12.3 million and $(11.9) million to $7.0 million, respectively, is due to higher revenues from our high yield business in both the three and six month 2009 periods as compared to the comparable periods of 2008.
Equities Revenue
Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing and prime brokerage, and execution product revenues.
Total equities revenue was $129.6 million and $165.3 million, respectively, for the three months ended June 30, 2009 and 2008, representing a 22% decrease from the second quarter of 2008, primarily driven by declines in U.S. cash equities and equity derivatives revenues, securities lending revenues and net losses on certain proprietary strategic and alternative investments, partially offset by growth in our prime brokerage and electronic trading business and greater trading revenue contributions internationally with the expansion of our London equity sales and trading team. The decrease in equities revenues generated in our customer cash equities business is reflective of lower trading levels in the second quarter of 2009, particularly cash equity trading by hedge funds, and partly due to compressed commissions on lower average stock prices. Securities lending revenues for the second quarter of 2009 declined as compared to 2008 due to the lower interest rate environment, reduced dividends and the continuing decline in equity asset values. Second quarter 2009 principal trading revenues, including revenues from certain alternative investments and our investment in the Jefferies Finance joint venture, were more than offset by net inventory writedowns, including writedowns recognized on our auction rate securities portfolio during the quarter.
Total equities revenue was $232.5 million and $307.8 million, respectively, for the six months ended June 30, 2009 and 2008, representing a 24% decrease from the first half of 2008, primarily driven by declines in revenue from U.S. and international cash equities and equity derivatives, securities lending revenues and net losses on certain equity strategy positions, partially offset by growth in our prime brokerage and electronic trading business. The decrease in equities revenues generated in our customer cash equities business is reflective of lower trading levels in the first half of 2009, particularly cash equity trading by hedge funds, and compressed commissions on lower average stock prices. Securities lending revenues for the first half of 2009 declined as compared to 2008 due to the lower interest rate environment, reduced dividends and the continuing decline in equity asset values. Net losses were generated on certain equity trading strategies due to equity market volatility in the first half of 2009, partially offset by net revenues from certain alternative investments, including improved performance on our investment in the Jefferies Finance joint venture.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fixed Income and Commodities Revenue
Fixed income and commodities revenue is primarily comprised of commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, convertible securities, and commodities trading activities.
Fixed income and commodities revenue was $276.6 million, up 280% from revenue of $72.8 million for the second quarter of 2008. The overall significant increase in revenues in the second quarter of 2009 reflects the continued growth of our fixed income businesses, with strong contributions from our corporate bond, mortgage-backed securities, government and agencies, emerging markets, and convertible debt trading activities and the addition of municipal bond trading activities as a result of our acquisition of Depfa in March 2009. Revenue increases from these activities were nominally offset by a decline in commodities revenues. Corporate bond revenues were up substantially over the prior comparable period benefiting from increased volatility and volatile corporate spreads, as well as continued growth in market share along with record new corporate issuances enabling the business to further expand its volumes. This resulted in increased principal transactions trading revenues, predominantly arising from customer flow business. Significant increases in mortgage-backed securities revenues were driven by higher levels of customer trading volume and proprietary trading transactions, as well as net interest revenue contributions from the trading positions as funding rates have remained at low levels. Increases in revenues from government and agencies also were driven by greater volumes, attributed partially to the addition of professionals focused on government and agency product, and profiting from rising Treasury yields and increased new issuance volume. Emerging markets revenues included strong profits from its principal transactions activities as both volumes and market share grew. Commodities revenues for the second quarter of 2009 were down from the prior second quarter as the overall positions in the business have been reduced.
Fixed income and commodities revenue was $480.0 million, up from revenue of $113.1 million for the first half of 2008. The increased revenues in the first half of 2009 reflect the continued growth of our fixed income businesses across virtually all of our fixed income sales and trading activities, nominally offset by lower commodities revenues. Corporate bond, mortgage-backed securities, government and agencies, emerging markets and convertible debt revenues all benefited from increased trading volumes and greater market share. Mortgage-backed securities revenues also included an increase in net interest revenue over the prior comparable quarter in part due to the growth in its coupon-bearing portfolio.
High Yield Revenue
High yield revenue is primarily comprised of commissions, principal transactions and net interest revenue from secondary market trading activities in high yield and distressed securities and from bank loan trading activities.
High yield revenue was $60.9 million for the second quarter ended June 30, 2009, an increase of 95% over second quarter 2008 revenues of $31.2 million. The increase in revenues was attributed to an increase in sales activity generating higher commission revenue for the quarter as well as significant principal transaction gains given the improved markets. Bank loan trading revenues and net interest revenue on bank loan trading inventory contributed favorably to overall high yield revenue for the 2009 second quarter reflective of the strategic expansion of this platform. Principal trading net losses recognized during the quarter partially offset sales and trading revenues as compared to principal trading net gains in the second quarter of 2008.
For the six months ended June 30, 2009, high yield revenue was $53.6 million as compared to negative revenue of $21.8 million for the six months ended June 30, 2008. High yield revenues were up considerably for the six month 2009 period due to greater production and increased trading volumes and the substantial growth in our bank loan trading business, partially offset by net proprietary trading losses versus the comparable 2008 period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities trading and investment business), approximately 66% and 62% of such results for the quarters and six month periods ended June 30, 2009 and 2008, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net loss on noncontrolling interests in our Consolidated Statements of Earnings.
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

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	% Change	June 30, 2009	June 30, 2008	% Change
(in thousands)
Capital markets	$84,217	$24,507	244%	$98,789	$57,905	71%
Advisory	36,614	84,865	-57%	59,128	150,674	-61%

Total	$120,831	$109,372	10%	$157,917	$208,579	-24%

Capital markets revenues totaled $84.2 million for the three months ended June 30, 2009, compared to $24.5 million for the three months ended June 30, 2008, a 244% increase, reflective of an improved market environment for debt and equity underwritings, the contribution of our mortgage underwriting platform and the addition of our municipal securities underwriting capabilities during the 2009 second quarter. Revenues from our advisory business of $36.6 million for the second quarter of 2009 declined as compared to the second quarter of 2008 revenues of $84.9 million, reflective of the dampened general market for mergers and acquisitions, given currently less than attractive company valuations and more limited availability of acceptable financing.
Capital markets revenues totaled $98.8 million for the six months ended June 30, 2009, compared to $57.9 million for the six months ended June 30, 2008, an increase of 71% over the periods. Revenues from our advisory business of $59.1 million for the second quarter of 2009 declined 61% compared to the second quarter of 2008 revenues of $150.7 million, reflective of the overall decline in closed mergers and transaction volume for these comparative periods experienced by the investment banking advisory sector as a whole and the strong advisory revenue performance experienced in the earlier part of 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Asset Management Fees and Investment (Loss) Earnings from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds and investment loss from our investments in these funds. The following summarizes revenues from asset management fees and investment loss for the three and six months ended June 30, 2009, and 2008 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Asset management fees:
Fixed Income	$1,223	$2,023	$2,944	$4,614
Equities	796	145	1,462	697
Convertibles	1,452	2,575	2,827	5,717
Commodities/Real Assets	243	15	243	15

	3,714	4,758	7,476	11,043

Investment (loss) earnings from managed funds(1)	(3,158)	8,721	(6,957)	(25,360)

Total	$556	$13,479	$519	$(14,317)

(1)	Of the total investment loss from managed funds, $(0.2) million and $(0.3) million is attributed to noncontrolling interest holders for the three and six months ended June 30, 2009, respectively, and $(0.2) million and $(1.0) million is attributed to noncontrolling interest holders for the three and six months ended June 30, 2008, respectively.
Asset management fees declined to $3.7 million for the three months ended June 30, 2009 as compared to asset management fees of $4.8 million for the three months ended June 30, 2008, primarily as a result of the closure of certain funds managed by us, as well as limited fee revenue generation from other managed funds due to declines in assets under management, partially offset by fee revenue generated by new commodity managed accounts opened during the second quarter of 2009. Investment loss from managed funds totaled $3.2 million for the second quarter of 2009 as compared to an investment income of $8.7 million for the second quarter of 2008 primarily due to declines in asset valuations, particularly within the technology sector and collateralized loan obligations, and due to the closure of several funds in 2008, partially offset by improved investment revenues generated from portfolio strategies in our managed financial services funds and convertible bond fund.
Asset management fees declined to $7.5 million for the six months ended June 30, 2009 as compared to asset management fees of $11.0 million for the six months ended June 30, 2008, primarily as a result of the closure or liquidation of certain funds managed by us, as well as limited fee revenue generation from other managed funds due to declines in assets under management, partially offset by fee revenue generated by new commodity managed accounts opened during the second quarter of 2009. Investment loss from managed funds totaled $7.0 million for the first half of 2009 as compared to an investment loss of $25.4 million for the first half of 2008 primarily due to the closure or liquidation of several of our managed funds and due to declines in the asset valuations of other managed funds, including our collateralized loan obligations, partially offset by investment revenues generated from portfolio strategies in our convertible bond fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Assets under Management
Period end assets under management (based on the fair value of the assets) by predominant asset strategy were as follows (in millions of dollars):

(in millions)	June 30, 2009	June 30, 2008
Assets under management (1):
Fixed Income	$1,480	$1,620
Equities	73	68
Convertibles	1,479	2,473

	3,032	4,161

Assets under management by third parties (2):
Private Equity	600	600

Total	$3,632	$4,761

(1)	Assets under management include assets actively managed by us and third parties including hedge funds, collateralized loan obligations (“CLOs”), managed accounts and other private investment funds. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows (in millions of dollars):

(notional account value)	June 30, 2009	June 30, 2008
Managed Accounts:
Equities	$40	$—
Comodities	110	—

	$150	$—

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Change in Assets under Management

	Three Months Ended		%	Six Months Ended		%
(in millions)	June 30, 2009	June 30, 2008	Change	June 30, 2009	June 30, 2008	Change
Balance, beginning of period	$3,242	$5,152	-37%	$3,475	$5,576	-38%

Net cash flow out	(9)	(420)		(388)	(741)
Net market appreciation (depreciation)	399	29		545	(74)

	390	(391)		157	(815)

Balance, end of period	$3,632	$4,761	-24%	$3,632	$4,761	-24%

The net increase in assets under management of $390 million and $157 million during the three and six months ended June 30, 2009, respectively, is primarily attributable to market appreciation of the underlying assets in our global convertible bond funds and in our managed CLOs, partially offset by redemptions from our managed convertible bond funds in the first quarter of 2009. The net decline in assets under management for the three months ended June 30, 2008 is primarily due to customer redemptions from our global convertible bond funds. Net cash outflows during the first half of 2008 are primarily attributable by redemptions from our managed global convertible bonds funds and other equity funds, while net market depreciation for the six months ended June 30, 2008 is primarily attributable to declines in valuation of our managed CLOs and other fixed income funds due to the deteriorating credit market conditions experienced in the first half of 2008, partially offset by increased valuations in our global convertible bond funds.
Change in Managed Accounts

(notional account value)	Three Months Ended	Six Months Ended
(in millions)	June 30, 2009	June 30, 2009
Balance, beginning of period	$—	$—
Net account additions	150	150

Balance, end of period	$150	$150

The change in the notional account value of managed accounts for the three months and six months ended June 30, 2009 is attributed to the additions of new accounts where the management fees are assessed on the agreed upon notional account value.
The following table presents our invested capital in managed funds at June 30, 2009 and December 31, 2008 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	June 30, 2009	December 31, 2008
Unconsolidated funds (1)	$108,857	$95,728
Consolidated funds (2)	59,652	70,465

Total	$168,509	$166,193

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.
Compensation and Benefits
Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, accruals for annual share-based compensation awards and the amortization of certain share-based compensation to employees. Compensation and benefits totaled $348.2 million and $561.6 million for the three and six months ended June 30, 2009, respectively, compared to $277.5 million and $537.5 million for the comparable periods in 2008, an increase of 25% and 4%. Our ratio of compensation and benefits to net revenues for the second quarters of 2009 was 59% as compared to 71% for the second quarter of 2008 and 60% and 91% for the first half of 2009 and 2008, respectively. Employee headcount decreased to 2,307 total global employees at June 30, 2009 as compared to 2,451 employees at June 30, 2008.
The increase in compensation and benefits expense for the second quarter of 2009 as compared to the same 2008 period is commensurate with our revenue growth seen in the second quarter of 2009 as we have expanded our fixed income and international equity trading capabilities, partially offset by actions taken in 2008 to reduce our cost base as reflected in the decline in our compensation and benefits to net revenues ratio over the periods. For the six month period ended June 30, 2009, compensation and benefits increased as compared to the comparable 2008 period primarily due to added revenue from our expanding our fixed income and equity businesses. Compensation costs also increased due to staffing both domestically and internationally in connection with personnel investments associated with our strategic business growth, which has been offset by savings from reduction in force actions taken in December 2008. The first half of 2008 also includes additional compensation costs recognized in the first quarter of 2008 related to employee terminations in early 2008.
In December 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock unit (“RSUs”) awards of active employees and of future restricted stock and RSUs granted as part of year-end compensation programs, such that employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, we accrue compensation costs associated with year-end share-based awards on a quarterly basis as the service period is attributed during the compensation year. Prior to this modification, restricted stock and RSUs awarded to employees as part of year-end compensation were generally subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which was typically five years. Awards granted to new employees in connection with the commencement of employment with Jefferies may contain service conditions and be amortized over future periods, depending upon the terms of the granted awards.
Non-Compensation Expense
Non-compensation expenses were $107.3 million and $192.0 million for the three and six months ended June 30, 2009, respectively, versus $100.1 million and $194.6 million for the three and six months ended June 30, 2008, respectively, an increase of 7% and 1% decrease. The increase in non-compensation expenses for the second quarter

JEFFERIES GROUP, INC. AND SUBSIDIARIES
of 2009 as compared to the 2008 second quarter is primarily driven by an increase in floor brokerage and clearing fees as compared to 2008 due to the level of trading volumes, by an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections, and by new SIPC assessment fees. The increase in floor brokerage and clearing fees and technology and communications expenses for the second quarter of 2009 is partially offset by a decline in occupancy and equipment costs due to a reduction in space usage and office reorganizations as a result of the structural changes made to our businesses in the latter part of 2008. For the second half of 2009 the net decline in non-compensation expenses is attributed to increases in brokerage and clearing expenses and technology and communications expenses due to business expansion, which were more than offset by declines in occupancy and equipment, business development and other expenses as a result of the cost-reduction initiatives enacted at the end of 2008.
Earnings / (Loss) before Income Taxes
Earnings before income taxes was $122.3 million for the second quarter of 2009 up from earnings before income taxes of $5.5 million for the second quarter of 2008. For the six months ended June 30, 2009, we recorded earnings before income taxes of $171.5 million as compared to a (loss) before income taxes of $(126.8) million for the six months ended June 30, 2008.
Income Taxes
The provision for income taxes totaled a tax expense of $48.3 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively. The provision for income taxes resulted in effective tax rates of 40% and 73%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2009 as compared to the same period ended June 30, 2008 is attributable to greater net income for the 2009 second quarter as compared to the comparable 2008 period and due to the changes in the mix of our businesses that generated increased earnings over those periods.
The provision for income taxes totaled a tax expense/(benefit) of $65.1 million and $(53.9) million for the six months ended June 30, 2009 and 2008, respectively, and resulted in effective tax rates of 38% and 42%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to the difference in the mix of our businesses that generated earnings over the differing periods.
Earnings / (loss) per Common Share
Diluted earnings per common share was $0.30 for the second quarter of 2009 on 206,027,000 shares compared to diluted loss per common share of $(0.05) for the second quarter of 2008 on 165,694,000 shares. Diluted earnings per common share was $0.49 for the first half of 2009 on 202,505,000 shares compared to diluted loss per common share of $(0.47) for the first half of 2008 on 153,739,000 shares. Convertible preferred stock dividends were not included in the calculation of diluted earnings/ (loss) per common share for the six months ended June 30, 2009 and for the three and six months ended June 30, 2008 due to their anti-dilutive nature. Earnings (loss) per common share for the second quarter and six months ended June 30, 2009 and 2008 includes the effect of the adoption of FSP EITF 03-6-1. See Note 14, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings/ (loss) per common share.
Mortgage and Lending Related Trading Exposures
We have exposure to residential mortgage-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.
The following table provides a summary of these exposures as of June 30, 2009 and December 31, 2008 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	June 30, 2009	December 31, 2008
Residential mortgage-backed agency securities (1)	$2,051	$952
Government guaranteed mortgage loans and certificates	381	—
TBA securities (2)	(2,201)	(534)

Net agency mortgage-backed security and government guaranteed mortgage loan exposure (2)	230	418

Prime mortgage-backed securities (3)	77	20
Alt-A mortgage-backed securities (4)	134	74
Subprime mortgage-backed securities (4)	13	30
Other mortgage- and asset-backed securities	66	3

Total nonagency mortgage- and asset-backed security exposure	290	127

Total net mortgage loan and mortgage- and asset-backed security exposure	$520	$545

Corporate loans (5)	$447	$95.2
Collateralized loan obligation (“CLOs”) certificates (6)	$2.6	$6.3
Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial Instruments Owned in our Consolidated Statements of Financial Condition and represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified primarily within Level 2 of the fair value hierarchy.

(2)	Our exposure to government agency mortgage loans and mortgage-backed agency securities is reduced through the forward sale of such loans and securities as represented by the notional amount of outstanding TBA securities at June 30, 2009 and December 31, 2008. Such contracts are accounted for at a net fair value of $2.0 and $1.7 million at June 30, 2009 and December 31, 2008, respectively, which are included in Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics. Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at June 30, 2009 and December 31, 2008 are presented at their fair value, are generally classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(5)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and are primarily classified within Level 3 of the fair value hierarchy at June 30, 2009 and December 31, 2008.

(6)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in CLO vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $2.1 million and $2.1 million are reported at fair value and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy at June 30, 2009 and December 31, 2008, respectively, and $0.5 million and $4.2 million are accounted for at fair value and included in Investments in Managed Funds in our Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Of our nonagency mortgage-backed securities and other asset-backed securities at June 30, 2009, the following table provides further information regarding the credit ratings of the securities and the issue date of the securities (in millions):

			Credit Ratings
					Below
				BBB+ to	Investment	Private
Vintage year	AAA	AA+ to AA-	A+ to A-	BBB-	Grade	Placement	Fair Value
2009	—	—	—	—	—	7.1	7.1
2008	—	1.7	—	—	—	—	1.7
2007	0.2	9.9	0.2	0.1	21.6	0.4	32.4
2006	2.0	18.4	3.4	20.1	30.1	8.8	82.8
2005 and prior	0.1	29.4	31.2	49.7	53.6	1.5	165.5

Total	$2.3	$59.4	$34.8	$69.9	$105.3	$17.8	$289.5

Liquidity, Financial Condition and Capital Resources
Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature of our day to day business operations, business growth possibilities, regulatory obligations, and liquidity requirements.
Market conditions, which had been volatile throughout 2008, began to stabilize in the second quarter of 2009, resulting in some tightening of credit spreads and improvements in market liquidity. The availability of financing sources has improved as 2009 as progressed. During the second quarter, we successfully accessed the public debt markets with the issuance of $400 million ten-year notes and were designated as a Primary Dealer by the New York Federal Reserve Bank. Our long-term borrowings have an average tenor of 13.8 years; and we have no scheduled debt maturities until 2012, nominal short-term borrowings and significant cash balances on hand. We continue to actively manage our liquidity profile and counterparty relationships to ensure ongoing access to both short and longer-term funding.
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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	June 30, 2009	December 31, 2008
Cash and cash equivalents:
Cash in banks	$164,576	$765,056
Money market investments	799,449	529,273

Total cash and cash equivalents	964,025	1,294,329
Cash and securities segregated (1)	1,050,331	1,151,522

	$2,014,356	$2,445,851

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
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
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of June 30, 2009 and December 31, 2008. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding unsecured bank loans as of June 30, 2009 and December 31, 2008. Average daily bank loans for the six months ended June 30, 2009 and the year ended December 31, 2008 were $75.3 million and $94.9 million, respectively. We have arrangements with various banks for financing of up to $1,055.3 million, including $975.0 million of bank loans and $80.3 million of letters of credit. Of the $1,055.3 million of uncommitted lines of credit, $255.3 million is unsecured and $800.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.
•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $2,433.0 million, mandatorily redeemable convertible preferred stock of $125.0 million, mandatorily redeemable preferred interest of consolidated subsidiaries of $287.9 million, and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $2,137.5 million comprise our total capital of $4,983.4 million as of June 30, 2009, which exceeded cash capital requirements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased to $26,263.5 million at June 30, 2009 or by 31%, from $19,978.7 million at December 31, 2008 primarily due to an increase in the level of our financial instruments owned inventory, growth in our securities lending and repurchase agreement activities and receivables associated with principal and agency transactions consistent with the increase in the level of our financial instruments owned inventory. Our financial instruments owned, including securities pledged to creditors, increased $3,666.1 million to $8,353.9 million at June 30, 2009, while our financial instruments sold, not yet purchased also increased by $2,041.3 million to $4,790.9 million at June 30, 2009. Our securities borrowed and securities purchased under agreements to resell increased by $1,923.7 million, or 19%, while our securities loaned and securities sold under agreements to repurchase increased $2,841.3 million, or 28%. On June 30, 2009, we issued 8.5% senior unsecured notes, maturing 2019, with an aggregate principal amount of $400 million and received net cash proceeds of $393.9 million.
Common stockholders’ equity increased to $2,139.9 million at June 30, 2009 from $2,121.3 million at December 31, 2008. The increase in our stockholders’ equity is principally attributed to net earnings to common shareholders of $100.2 million for the first half of 2009 and currency translation adjustments for foreign subsidiaries as the British pound strengthened against the US dollar, partially offset by the repurchase of approximately 6.2 million shares of our common stock during the first quarter of 2009, which increased our treasury stock by $78.8 million, and the impact of a tax deficiency on the deductibility of employee share-based awards upon distribution of the awards to employees, which occurred in the first quarter of 2009.
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	June 30, 2009	December 31, 2008
Common stockholders’ equity	$2,139,909	$2,121,271
Less: Goodwill	(355,058)	(358,837)

Tangible common stockholders’ equity	$1,784,851	$1,762,434

Shares outstanding	171,927,175	163,216,038
Outstanding restricted stock units (5)	27,274,490	34,260,077

Adjusted shares outstanding	199,201,665	197,476,115

Common book value per share (1)	$12.45	$13.00

Pro forma common book value per share (2)	$10.74	$10.74

Tangible common book value per share (3)	$10.38	$10.80

Pro forma tangible common book value per share (4)	$8.96	$8.92

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Pro forma common book value per share equals common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(4)	Pro forma common tangible book value per share equals tangible common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.
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
On December 30, 2008 we granted 5,138,821 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $13.80 on December 30, 2008. Approximately, 4.5 million of these shares of restricted stock were issued during the first half of 2009, which increased shares outstanding at June 30 2009, which was offset by the repurchase of approximately 6.2 million shares at an average price of $12.77 per share and approximately 72,000 shares at an average price of $20.29 per share during the first quarter and second quarter of 2009, respectively.
At June 30, 2009, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of June 30, 2009 and December 31, 2008:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	June 30, 2009	December 31, 2008
Total assets	$26,263,510	$19,978,685
Deduct: Securities borrowed	(8,874,080)	(9,011,903)
Securities purchased under agreements to resell	(3,308,548)	(1,247,002)

Add: Financial instruments sold, not yet purchased	4,790,854	2,749,567
Less derivative liabilities	(188,019)	(220,738)

Subtotal	4,602,835	2,528,829
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,050,331)	(1,151,522)
Goodwill	(355,058)	(358,837)

Adjusted assets	$17,278,328	$10,738,250

Total stockholders’ equity	$2,432,976	$2,409,076
Deduct: Goodwill	(355,058)	(358,837)

Tangible stockholders’ equity	$2,077,918	$2,050,239

Leverage ratio (1)	10.8	8.3

Adjusted leverage ratio (2)	8.3	5.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets exclude certain assets that are considered self-funded and, therefore, of lower risk, which are generally financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage as a more relevant measure of financial risk when comparing financial services companies.
Capital Resources
We had total long-term capital of $5.0 billion and $4.6 billion resulting in a long-term debt to equity capital ratio of 105% and 90%, at June 30, 2009 and December 31, 2008, respectively. Our total capital base as of June 30, 2009 and December 31, 2008 was as follows (in thousands):

	June 30, 2009	December 31, 2008
Long-Term Debt	$2,137,483	$1,764,274
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	287,947	280,923
Total Stockholders’ Equity	2,432,976	2,409,076

Total Capital	$4,983,406	$4,579,273

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $1,055.3 million of uncommitted secured and unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $600 million senior unsecured debt issuance in June 2007 and our $400 million senior unsecured debt issuance in June 2009 and the sale of 26,585,310 shares of our common stock to Leucadia National Corporation in April 2008 (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion). We had no outstanding bank loans as of June 30, 2009 and December 31, 2008. We did not declare dividends to be paid during the third or fourth quarter of 2008 or during 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
At June 30, 2009, our senior long-term debt, net of unamortized discount, consisted of contractual principal payments (adjusted for amortization) of $492.5 million, $346.4 million, $393.9 million, $348.8 million, $248.7 million and $307.3 million due in 2036, 2027, 2019, 2016, 2014 and 2012, respectively. At June 30, 2009, contractual interest payment obligations related to our senior long-term debt are $130.2 million for 2009, $145.4 million for 2010 and 2011, $126.7 million for 2012, $121.8 million for 2013, and $1,229.6 million for all of the remaining periods after 2013.
We rely upon our cash holdings and external sources to finance a significant portion of our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings. On June 17, 2009, Fitch Ratings affirmed our long-term and short-term ratings at BBB and F2, respectively, and retained its outlook of “negative” for all ratings. On July 7, 2009, Standard and Poor’s affirmed our long-term debt ratings at BBB and retained its outlook of “negative.” Our long-term debt ratings are as follows:

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
As of June 30, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$690,799	$648,090
Jefferies Execution	$7,774	$7,524
Jefferies High Yield Trading	$497,853	$497,603
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations and guarantees as of June 30, 2009. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates.

		Expected Maturity Date
	Notional /			2011	2013	2015
	Maximum			and	and	and
	Payout	2009	2010	2012	2014	Later
	(Dollars in Millions)
Debt obligations:
Senior notes	$2,137.5	—	—	$307.3	$248.7	$1,581.5
Mandatorily redeemable convertible
preferred stock	$125.0	—	—	—	—	$125.0

Bank credit	$36.0	—	$18.0	$18.0	—	—
Equity commitments	$418.2	$0.1	$250.0	$0.9	$22.4	$144.8
Loan commitments	$165.3	$150.0	$15.1	—	$0.2	—
Derivative contracts- non credit	$1,527.1	$974.2	$540.8	$9.2	$2.9	—
Derivative contracts- credit related	$15.0	—	—	$5.0	—	$10.0
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Accounting and Developments
FASB 141R. In December 2007, the FASB issued FASB 141 (revised 2007), Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we apply the provisions of FASB 141R to business combinations occurring after January 1, 2009. Adoption of FASB 141R did not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
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
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB 128, Earnings per Share. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 31, 2008. Accordingly, we adopted FSP EITF 03-6-1 on January 1, 2009. All prior-period EPS data presented has been adjusted to comply with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 reduced previously reported Basic and Diluted EPS from a loss of $0.03 to a loss of $0.05 for the three months ended June 30, 2008 and reduced previously reported Basic and Diluted EPS from a loss of $0.42 to a loss of $0.47 for the six months ended June 30, 2008.
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
FSP FAS 157-4. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted FSP FAS 157-4 as of April 1, 2009. The adoption of FSP FAS 157-4 did not have a material effect on our financial condition, results of operations and cash flows.
FASB 165. In May 2009, the FASB issued FASB 165, Subsequent Events (“FASB 165”). FASB 165 requires that management evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued and determines the circumstances under which such events or transactions must be recognized in the financial statements. We adopted FASB 165 as of our financial period ended June 30, 2009. The adoption of FASB 165 did not have an effect on our financial condition, results of operations or cash flows.
FASB 166. In June 2009, the FASB issued FASB 166, Accounting for Transfers of Financial Assets (“FASB 166”). FASB 166 amends FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 166 eliminates the concept of a qualifying special purpose entity, requires that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarifies the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulates that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and defines participating interests and provides guidance on derecognizing participating interests. We will adopt FASB 166 as of January 1, 2010. We are currently evaluating the impact of FASB 166 on our consolidated financial statements.
FASB 167. In June 2009, the FASB issued FASB 167, Amendments to FASB Interpretation No. 46(R) (“FASB 167”). FASB 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and requires that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. FASB 167 eliminates the quantitative approach previously applied to assessing the consolidation of a variable interest entity and requires ongoing reassessments for consolidation. We will adopt FASB 167 as of January 1, 2010. We are currently evaluating the impact of FASB 167 on our consolidated financial statements.

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
Value-at Risk
Jefferies estimates Value-at-Risk (VaR) using a model that simulates revenue and loss distributions on all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate VaR over a one day holding period measured at a 95% confidence level which implies that, on average, we expect to realize a loss of daily trading revenue at least as large as the VaR amount on one out of every twenty trading days.
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

	Daily VaR(1)
	(In Millions)
	Value-at-Risk in trading portfolios
		VaR at		Average VaR 3 Months Ended
Risk Categories	6/30/09	3/31/09	12/31/08	6/30/09	3/31/09	12/31/08
Interest Rates	$5.95	$2.99	$3.70	$5.64	$3.96	$3.48
Equity Prices	$2.61	$3.59	$2.31	$3.20	$2.28	$4.18
Currency Rates	$1.09	$0.20	$0.15	$0.32	$0.24	$0.27
Commodity Prices	$1.16	$0.87	$0.55	$0.95	$0.68	$0.44
Diversification Effect[2]	$4.40	$3.31	$2.55	$3.94	$2.71	$3.62

Firmwide	$6.41	$4.34	$4.16	$6.17	$4.45	$4.75

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	6/30/09		3/31/09		12/31/08
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$7.68	$4.00	$5.79	$2.51	$4.58	$2.50
Equity Prices	$7.54	$1.71	$5.20	$1.13	$8.62	$2.16
Currency Rates	$1.09	$0.06	$0.46	$0.06	$0.58	$0.09
Commodity Prices	$1.68	$0.40	$1.36	$0.29	$0.76	$0.23
Firmwide	$8.26	$4.15	$6.43	$3.48	$7.82	$3.31

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $6.17 million during the second quarter of 2009 increased from the $4.45 million average during the first quarter of 2009 due mainly to an increase in exposure to Interest Rates due mainly to an increase in fixed income exposures associated with larger inventories.
The following table presents our daily VaR over the last four quarters:
Daily VaR Trend
VaR levels were elevated for a period of time in 2008 after the purchase of common shares of Leucadia National Corporation in April 2008.
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated no outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the second quarter of 2009. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue, excluding fees, commissions, and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under

JEFFERIES GROUP, INC. AND SUBSIDIARIES
normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the second quarter of 2009.
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Second Quarter 2009 vs. Second Quarter 2008 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
We , with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs(2)(3)	Plans or Programs
April 1 – April 30, 2009	—	—	—	10,461,304
May 1 – May 31, 2009	3,590	$19.72	—	10,461,304
June 1 – June 30, 2009	68,328	$20.32	—	10,461,304

Total	71,918		—

(1)	We repurchased an aggregate of 71,918 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our share-based compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our share-based compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

(3)	On January 23, 2008, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an additional 15,000,000 shares of our common stock
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual shareholders’ meeting on May 18, 2009.
     The following individuals were elected to serve as Directors by the votes set forth below:

Director	For Votes	Withheld Votes

Richard B. Handler	144,485,870	6,770,158
Brian P. Friedman	144,005,428	7,250,600
W. Patrick Campbell	144,757,096	6,498,932
Ian Cumming	115,745,621	35,510,407
Richard G. Dooley	140,319,474	10,936,554
Robert E. Joyal	140,335,257	10,920,771
Michael T. O’Kane	144,634,150	6,621,878
Joseph Steinberg	137,934,462	13,321,566
     The ratification of the appointment of KPMG LLP as our independent registered public accounting firm was approved by the votes set forth below.

For Votes	Votes Against	Votes Abstain
146,056,988	4,921,714	277,328

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1	Purchase Agreement dated June 25, 2009 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., BNY Mellon Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc. and Keefe, Bruyette & Woods, Inc. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 26, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: August 6, 2009	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)