Form 10-Q
period 2009-09-30
JEFFERIES GROUP INC /DE/
filed 2009-11-05
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐     No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 168,186,211 shares as of the close of business November 3, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$1,405,401	$1,294,329
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,252,830	1,151,522
Financial instruments owned, at fair value, including securities pledged to creditors of $555,948 and $361,765 in 2009 and 2008, respectively:
Corporate equity securities	1,600,335	945,747
Corporate debt securities	2,552,523	1,851,216
Government, federal agency and other sovereign obligations	1,752,027	447,233
Mortgage- and asset-backed securities	3,275,192	1,035,996
Loans and other receivables	494,198	34,407
Derivatives	85,238	298,144
Investments	73,502	75,059

Total financial instruments owned, at fair value	9,833,015	4,687,802
Investments in managed funds	114,307	100,245
Other investments	184,588	140,012
Securities borrowed	8,092,955	9,011,903
Securities purchased under agreements to resell	2,905,837	1,247,002
Receivables:
Brokers, dealers and clearing organizations	1,701,988	732,073
Customers	1,390,138	507,292
Fees, interest and other	102,810	87,151
Premises and equipment	135,823	139,390
Goodwill	355,563	358,837
Other assets	388,085	521,127

Total assets	$27,863,340	$19,978,685

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,472,146	$739,166
Corporate debt securities	1,934,129	1,578,395
Government, federal agency and other sovereign obligations	1,508,786	211,045
Mortgage- and asset-backed securities	14,486	—
Loans	495,932	—
Derivatives	52,306	220,738
Other	—	223

Total financial instruments sold, not yet purchased, at fair value	5,477,785	2,749,567
Securities loaned	2,457,029	3,259,575
Securities sold under agreements to repurchase	9,317,086	6,727,390
Payables:
Brokers, dealers and clearing organizations	1,103,301	383,363
Customers	3,441,849	1,736,971
Accrued expenses and other liabilities	717,873	542,546

	22,514,923	15,399,412
Long-term debt	2,452,894	1,764,274
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	311,418	280,923

Total liabilities	25,404,235	17,569,609

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 187,036,056 shares in 2009 and 171,167,666 shares in 2008	19	17
Additional paid-in capital	1,862,287	1,870,120
Retained earnings	604,968	418,445
Less:
Treasury stock, at cost, 17,704,370 shares in 2009 and 7,951,628 shares in 2008	(278,357)	(115,190)
Accumulated other comprehensive loss:
Currency translation adjustments	(35,942)	(43,675)
Additional minimum pension liability	(8,446)	(8,446)

Total accumulated other comprehensive loss	(44,388)	(52,121)

Total common stockholders’ equity	2,144,529	2,121,271
Noncontrolling interests	314,576	287,805

Total stockholders’ equity	2,459,105	2,409,076

Total liabilities and stockholders’ equity	$27,863,340	$19,978,685

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Commissions	$94,243	$113,416	$298,621	$329,588
Principal transactions	372,109	(3,430)	807,629	138,303
Investment banking	122,529	130,125	280,446	338,704
Asset management fees and investment income (loss) from managed funds	20,966	(3,431)	21,485	(17,748)
Interest	161,091	209,183	413,777	624,614
Other	6,239	7,388	28,699	20,302

Total revenues	777,177	453,251	1,850,657	1,433,763
Interest expense	76,756	178,605	218,086	565,839

Net revenues	700,421	274,646	1,632,571	867,924
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	23,596	(24,105)	30,620	(36,054)

Net revenues, less mandatorily redeemable preferred interest	676,825	298,751	1,601,951	903,978

Non-interest expenses:
Compensation and benefits	395,031	246,186	956,619	783,651
Floor brokerage and clearing fees	23,510	18,946	60,570	50,482
Technology and communications	36,141	31,500	104,508	91,894
Occupancy and equipment rental	18,121	19,205	52,168	56,898
Business development	10,293	11,228	29,273	35,106
Other	18,699	25,342	52,273	66,440

Total non-interest expenses	501,795	352,407	1,255,411	1,084,471

Earnings (loss) before income taxes	175,030	(53,656)	346,540	(180,493)
Income tax expense (benefit)	65,210	(6,090)	130,299	(59,966)

Net earnings (loss)	109,820	(47,566)	216,241	(120,527)
Net earnings (loss) to noncontrolling interests	23,534	(16,262)	29,718	(24,301)

Net earnings (loss) to common shareholders	$86,286	$(31,304)	$186,523	$(96,226)

Earnings (loss) per common share:
Basic	$0.42	$(0.18)	$0.92	$(0.64)
Diluted	$0.42	$(0.18)	$0.92	$(0.64)

Weighted average common shares:
Basic	200,609	173,757	201,860	160,458
Diluted	204,736	173,757	205,986	160,458
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Common stock, par value $0.0001 per share
Balance, beginning of period	$17	$16
Issued	2	1

Balance, end of period	19	17

Additional paid-in capital
Balance, beginning of period	1,870,120	1,115,011
Benefit plan share activity (1)	15,556	52,912
Share-based expense, net of forfeitures and clawbacks	(3,768)	561,661
Proceeds from exercise of stock options	69	840
Acquisitions and contingent consideration	(2,710)	5,647
Tax (deficiency) benefit for issuance of share-based awards	(16,980)	6,233
Issuance of treasury stock	—	90,160
Dividend equivalents on restricted stock units	—	37,656

Balance, end of period	1,862,287	1,870,120

Retained earnings
Balance, beginning of period	418,445	1,031,764
Net earnings (loss) to common shareholders	186,523	(536,128)
Dividends	—	(76,477)
Acquisition adjustments	—	(714)

Balance, end of period	604,968	418,445

Treasury stock, at cost
Balance, beginning of period	(115,190)	(394,406)
Purchases	(158,418)	(21,765)
Returns / forfeitures	(7,459)	(42,438)
Issued	2,710	343,419

Balance, end of period	(278,357)	(115,190)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(52,121)	9,159
Currency adjustment, net of tax	7,733	(54,661)
Pension adjustment, net of tax	—	(6,619)

Balance, end of period	(44,388)	(52,121)

Total common stockholders’ equity	2,144,529	2,121,271

Noncontrolling interests
Balance, beginning of period	287,805	249,380
Net earnings (loss) to noncontrolling interests	29,718	(53,884)
Contributions	410	99,725
Distributions	(3,357)	(11,553)
Consolidation of asset management entity	—	4,137

Balance, end of period	314,576	287,805

Total stockholders’ equity	$2,459,105	$2,409,076

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net earnings (loss) to common shareholders	$86,286	$(31,304)	$186,523	$(96,226)

Other comprehensive income (loss):
Currency translation adjustments	(5,751)	(23,213)	7,733	(21,288)

Total other comprehensive income (loss) (1)	(5,751)	(23,213)	7,733	(21,288)

Comprehensive income (loss)	$80,535	$(54,517)	$194,256	$(117,514)

(1)	Total other comprehensive income (loss), net of tax, is attributable to common shareholders. No other comprehensive income (loss) is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net earnings (loss)	$216,241	$(120,527)

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	23,390	21,998
Gain on repurchase of long-term debt	(7,673)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	30,620	(36,054)
Accruals related to various benefit plans, stock issuances, net of forfeitures	4,331	147,919
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(101,213)	(617,039)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(948,060)	(1,507,054)
Customers	(861,053)	32,654
Fees, interest and other	(15,648)	7,652
Decrease in securities borrowed	914,875	8,139,139
Increase in financial instruments owned	(5,108,735)	(266,946)
Increase in other investments	(44,576)	(51,090)
(Increase) decrease in investments in managed funds	(14,062)	167,326
Increase in securities purchased under agreements to resell	(1,658,835)	(124,071)
Decrease in other assets	143,602	118,760
Increase in payables:
Brokers, dealers and clearing organizations	708,141	657,298
Customers	1,687,146	564,944
Decrease in securities loaned	(802,546)	(2,746,747)
Increase in financial instruments sold, not yet purchased	2,727,098	241,723
Increase (decrease) in securities sold under agreements to repurchase	2,589,696	(4,647,217)
Increase in accrued expenses and other liabilities	159,941	32,611

Net cash (used in) provided by operating activities	(357,320)	15,279

Cash flows from investing activities:
Purchase of premises and equipment	(18,324)	(21,500)
Deconsolidation of asset management entity	—	(63,665)
Business acquisition	(38,760)	—
Cash paid for contingent consideration	(28,653)	(37,670)

Net cash used in investing activities	(85,737)	(122,835)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$8,155	$11,544
Net proceeds from (payments on):
Equity financing	—	433,579
Issuance of senior notes, net of issuance costs	713,526	—
Repurchase of long-term debt	(12,796)	—
Bank loans	—	(269,717)
Mandatorily redeemable preferred interest of consolidated subsidiaries	(125)	(4,317)
Noncontrolling interest	(2,947)	(2,043)
Repurchase of treasury stock	(158,418)	(12,522)
Dividends	—	(38,821)
Exercise of stock options, not including tax benefits	69	743

Net cash provided by financing activities	547,464	118,446

Effect of foreign currency translation on cash and cash equivalents	6,665	10,804

Net increase in cash and cash equivalents	111,072	21,694
Cash and cash equivalents at beginning of year	1,294,329	897,872

Cash and cash equivalents at end of period	$1,405,401	$919,566

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$219,085	$599,838
Income taxes, net	(42,361)	(20,713)
Acquisitions:
Fair value of assets acquired, including goodwill	53,104
Liabilities assumed	14,344

Cash paid for acquisition	38,760
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary, “ including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Reclassifications
Certain reclassifications have been made to previously reported balances to conform to the current presentation. As of the quarter ended September 30, 2009, we have classified certain amounts within Receivables on the Consolidated Statements of Financial Condition that previously were classified within Other assets. Approximately $117.0 million has been reclassified from Other assets to Receivables at December 31, 2008 to conform with the current presentation.
Prior to January 1, 2009, we reported minority interest within liabilities on our Consolidated Statements of Financial Condition and in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). We now present noncontrolling interests within stockholders’ equity, separately from our own equity. We have recast certain prior financial statements to retrospectively reflect noncontrolling interest within stockholders’ equity and to allocate net (earnings) loss to noncontrolling interests and to common shareholders’. See Note 10 for further discussion.
In addition, as of January 1, 2009, net earnings are allocated among common shareholders and participating securities based on their right to share in earnings. These financial statements have been recast to retrospectively apply this accounting policy. This reduced previously reported Diluted EPS. See Note 14 to these financial statements for an explanation of the calculation of earnings per share.
Summary of Significant Accounting Policies
Accounting Standards Codification
The FASB established the Accounting Standards Codification™ (“ASC”) on July 1, 2009 as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Following the ASC, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates, which serve to update the ASC, provide background information about the guidance and provide the basis for conclusions on the changes to the ASC. GAAP was not changed as a result of the FASB’s codification project, but the codification project changes the way the guidance is organized and presented. As a result, these changes have a significant impact on how we reference GAAP in our financial statements and in our accounting policies for financial statements issued for interim and annual periods.
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.
All material intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $9.2 million and $12.4 million for the three months ended September 30, 2009 and 2008, respectively, and $24.3 million and $32.7 million for the nine months ended September 30, 2009 and 2008, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against the commission revenues.
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
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $1.9 million and $3.1 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $4.6 million and $10.7 million for the nine months ended September 30, 2009 and 2008, respectively.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Fair Value Hierarchy
In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs as follows:

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
We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate. We carry repos on a net basis by counterparty when appropriate.
Premises and Equipment
Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter.
Goodwill
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value, calculated based on earnings and book value multiples, of each reporting unit with its estimated net book value, by estimating the amount of stockholders’ equity required to support each reporting unit. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We have completed our annual assessment of goodwill as of September 30, 2009 and no impairment was identified.
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
The tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options is recognized as an increase to additional paid in capital. Prior to January 1, 2008, such income tax benefit was recognized as a reduction of income tax expense. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statement of Changes in Stockholders’ Equity.
Legal Reserves
We recognize a liability for a contingency when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum of the range of probable loss.
We record reserves related to legal proceedings in accrued expenses and other liabilities to the extent such losses are probable and can be estimated. The determination of these reserve amounts requires significant judgment on the part of management. We consider many factors including, but not limited to: the amount of the claim; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.
Share-Based Compensation
Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Expected forfeitures are included in determining share-based compensation expense.
Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings (loss) available to common shareholders represent net earnings (loss) to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units for which no future service is required. Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.
As of January 1, 2009, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. We grant restricted stock and restricted stock units as part of our share-based compensation that contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and restricted stock units meet the definition of a participating security. As such, we calculate Basic and Diluted earnings per share under the two-class method. All prior-period earnings per share data presented have been adjusted to include participating securities in the earnings per share computation using the two-class method.

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
Accounting Developments
The following is a summary of ASC Topics that have impacted or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:
Earnings per Share
We adopted accounting described in ASC 260, Earnings per Share Topic, on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Accordingly, all prior-period EPS data presented has been adjusted to comply with the provisions of ASC 260. The adoption of accounting changes described in ASC 260 did not have an effect on previously reported Basic and Diluted EPS of $(0.18) for the three months ended September 30, 2008 and reduced previously reported Basic and Diluted EPS from a loss of $0.60 to a loss of $0.64 for the nine months ended September 30, 2008.
Debt
We apply the provisions of accounting updates described in ASC 470, Debt Topic, effective January 1, 2009, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) were not previously addressed ASC 470 and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This is effective for fiscal years and interim periods beginning after December 31, 2008. Adoption of this accounting update did not affect our financial condition, results of operations or cash flows.
Business Combinations
We apply the provisions of accounting described in ASC 805, Business Combinations Topic, to business combinations occurring after January 1, 2009. This requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Adoption of this accounting change did not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
Consolidation
We adopted the provisions of accounting described in ASC 810, Consolidation Topic, on January 1, 2009, which requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Refer to Note 10 for further discussion on the adoption of the changes described in ASC 810.
We will adopt further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing the consolidation of a variable interest entity and require ongoing reassessments for consolidation. We are currently evaluating the impact on our consolidated financial statements.
Derivatives and Hedging
We adopted certain accounting disclosures described in ASC 815, Derivative and Hedging Topic, for our year end consolidated financial statements as of December 31, 2008. This requires enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. The adoption did not have an effect on our financial condition, results of operations or cash flows.
We adopted accounting changes described in ASC 815, Derivative and Hedging Topic, effective January 1, 2009, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. Since changes required as of January 1, 2009 required only additional disclosures concerning derivatives and hedging activities, adoption did not affect our financial condition, results of operations or cash flows.
Fair Value Measurements and Disclosures
We adopted accounting updates included in ASC 820, Fair Value Measurements and Disclosures Topic, as of April 1, 2009, which provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of these updates did not have a material effect on our financial condition, results of operations and cash flows.
In August 2009, the FASB issued accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic — Measuring Liabilities at Fair Value, which provides clarifying guidance for determining the fair value of a liability. We will adopt this accounting update on October 1, 2009 and do not expect this update to have a material effect on our financial condition, results of operations or cash flows.
In September 2009, the FASB issued accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The accounting updates in this topic permit an investment that has the characteristics of an investment company and has no readily determinable fair value to be measured based on the net asset value per share of the investment. The accounting updates also require disclosure by major category of investment about the attributes of the investment, the nature of any redemption restrictions on the investment, any unfunded commitments we have pertaining to the investment and the investment strategies of the underlying investees. We will adopt the provisions contained in the accounting update in the fourth quarter of 2009 and do not expect there to be a material effect on our financial condition, results of operations or cash flows.
Subsequent Events
We adopted accounting described in ASC 855, Subsequent Events Topic, as of our financial period ended June 30, 2009, requiring that management evaluate events and transactions that may occur for potential recognition or

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
disclosure in the financial statements after the balance sheet date through the date the financial statements are issued and determining the circumstances under which such events or transactions must be recognized in the financial statements. The adoption did not have an effect on our financial condition, results of operations or cash flows.
Transfers and Servicing
We adopted accounting updates included in ASC 860, Transfers and Servicing Topic, effective January 1, 2009, which require an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met. The updates to ASC 860 are to be applied prospectively for new transactions entered into after the adoption date. The adoption did not have a material effect on financial condition, cash flows or results of operations.
We will adopt further accounting changes described in ASC 860, Transfers and Servicing Topic, as of January 1, 2010, which eliminate the concept of a qualifying special purpose entity, require that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarify the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulate that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and define participating interests and provides guidance on derecognizing participating interests. We are currently evaluating the impact on our consolidated financial statements.
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
Note 2. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by us to be generally readily convertible into cash as of September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30, 2009	December 31, 2008
Cash and cash equivalents:
Cash in banks	$227,004	$765,056
Money market investments	1,178,397	529,273

Total cash and cash equivalents	1,405,401	1,294,329
Cash and securities segregated (1)	1,252,830	1,151,522

	$2,658,231	$2,445,851

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Financial Instruments
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,600,335	$1,472,146	$945,747	$739,166
Corporate debt securities	2,552,523	1,934,129	1,851,216	1,578,395
Government, federal agency and other sovereign obligations	1,752,027	1,508,786	447,233	211,045
Mortgage- and asset-backed securities	3,275,192	14,486	1,035,996	—
Loans and other receivables	494,198	495,932	34,407	—
Derivatives	85,238	52,306	298,144	220,738
Investments	73,502	—	75,059	—
Other	—	—	—	223

	$9,833,015	$5,477,785	$4,687,802	$2,749,567

We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and senior loan trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in financial instruments owned and loan commitments are included in financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.
Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30, 2009	December 31, 2008
Corporate equity securities	$555,744	$360,356
Corporate debt securities	204	1,409

	$555,948	$361,765

At September 30, 2009 and December 31, 2008, the approximate fair value of collateral received by us that may be sold or repledged by us was $11.3 billion and $9.7 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At September 30, 2009 and December 31, 2008, a substantial portion of this collateral received by us had been sold or repledged.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of our financial assets and liabilities that are accounted for at fair value as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy (in thousands of dollars):

	As of September 30, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,532,260	$47,672	$20,403	$—	$1,600,335
Corporate debt securities	2,870	2,395,520	147,388	—	2,545,778
Collateralized debt obligations	—	3	6,742	—	6,745
U.S. government and federal agency securities	858,536	550,924	—	—	1,409,460
U.S. issued municipal securities	—	165,543	240	—	165,783
Foreign government issued securities	—	176,646	138	—	176,784
Residential mortgage backed securities	—	2,881,216	105,069	—	2,986,285
Commercial mortgage backed securities	—	171,404	—	—	171,404
Other asset backed securities	—	117,393	110	—	117,503
Derivatives	239,246	339,007	2,399	(495,414)	85,238
Loans and other receivables	—	7,946	486,252	—	494,198
Investments at fair value	—	—	73,502	—	73,502

Total financial instruments owned	$2,632,912	$6,853,274	842,243	$(495,414)	$9,833,015

Level 3 assets for which the firm does not bear economic exposure (1)			(377,227)

Level 3 assets for which the firm bears economic exposure			$465,016

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,425,322	$46,786	$38	$—	$1,472,146
Corporate debt securities	—	1,934,129	—	—	1,934,129
U.S. government and federal agency securities	1,055,075	272,341	—	—	1,327,416
U.S. issued municipal securities	—	25	—	—	25
Foreign government issued securities	—	181,345	—	—	181,345
Residential mortgage backed securities	—	6,214	—	—	6,214
Commercial mortgage backed securities	—	3,945	—	—	3,945
Other asset backed securities	—	4,327	—	—	4,327
Derivatives	200,181	367,244	8,017	(523,136)	52,306
Loans	—	—	495,932	—	495,932

Total financial instruments sold, not yet purchased	$2,680,578	$2,816,356	$503,987	$(523,136)	$5,477,785

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended September 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended September 30, 2009
							Change in unrealized
			Purchases,				gains/ (losses)
		Total gains/	sales,				relating to
		losses	settlements,	Transfers	Transfers	Balance,	instruments still held
	Balance, June	(realized and	and	into	out of	September	at September 30,
	30, 2009	unrealized) (1)	issuances	Level 3	Level 3	30, 2009	2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,297	$(752)	$(44)	$1,581	$(679)	$20,403	$(582)
Corporate debt securities	164,466	(4,855)	(4,676)	2,038	(9,585)	147,388	(7,054)
Collateralized debt obligations	2,119	4,623	—	—	—	6,742	4,623
U.S. issued municipal securities	509	(193)	(76)	—	—	240	(193)
Foreign government issued securities	78	68	—	—	(8)	138	68
Residential mortgage backed securities	117,760	65,948	(79,304)	702	(37)	105,069	12,836
Commercial mortgage backed securities	—	—	—	—	—	—	—
Other asset backed securities	1,422	—	(1,312)	—	—	110	—
Derivatives	5,499	(3,100)	—	—	—	2,399	(3,100)
Loans and other receivables	275,694	12,558	198,000	—	—	486,252	8,725
Investments at fair value	73,441	1,121	(479)	—	(581)	73,502	1,121

	$661,285	$75,418	$112,109	$4,321	$(10,890)	$842,243	$16,444

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	$38	$—
Corporate debt securities	4,802	536	(3,751)	—	(1,587)	—	—
Derivatives	7,538	499	(20)	—	—	8,017	(499)
Loans	229,438	—	266,494	—	—	495,932	—

	$241,778	$1,035	$262,723	$38	$(1,587)	$503,987	$(499)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended September 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments –	instruments –	instruments –	instruments –
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, June 30, 2008	$405,850	$47,804	$727	$33,921	$90,111
Total gains/ losses (realized and unrealized) (1)	(29,279)	—	—	(15,156)	364
Purchases, sales, settlements, and issuances	(45,415)	(46,502)	(727)	—	1,271
Transfers into Level 3	28,240	25	—	—	—
Transfers out of Level 3	(71,684)	(1,264)	—	—	—

Balance, September 30, 2008	$287,712	$63	$—	$18,765	$91,746

Change in unrealized gains/ (losses) relating to instruments still held at September 30, 2008 (1)	$(34,028)	$—	$—	$15,156	$364

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the nine months ended September 30, 2009 and 2008 (in thousands of dollars):

	Nine Months Ended September 30, 2009
								Change in
				Purchases,				unrealized gains/
		Total gains/		sales,				(losses) relating to
		losses (realized		settlements,	Transfers	Transfers	Balance,	instruments still held
	Balance, December	and unrealized)		and	into	out of	September	at September 30,
	31, 2008	(1)		issuances	Level 3	Level 3	30, 2009	2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$41,351	$(14,134)		$(9,323)	$6,391	$(3,882)	$20,403	$(12,430)
Corporate debt securities	177,603	(47,757	)(2)	54,251	35,928	(72,637)	147,388	(42,204)
Collateralized debt obligations	2,179	4,563		—	—	—	6,742	4,563
U.S. issued municipal securities	—	(243	)(2)	483	—	—	240	(193)
Foreign government issued securities	—	79		—	67	(8)	138	79
Residential mortgage backed securities	63,065	78,077		(91,681)	76,945	(21,337)	105,069	15,135
Commercial mortgage backed securities	—	—		322	—	(322)	—	—
Other asset backed securities	2,089	(583)		485	—	(1,881)	110	—
Derivatives	—	2,446		(47)	—	—	2,399	4,832
Loans and other receivables	108,029	10,304		367,919	—	—	486,252	(2,095)
Investments at fair value	75,059	(2,665)		1,727	6	(625)	73,502	(3,445)

	$469,375	$30,087		$324,136	$119,337	$(100,692)	$842,243	$(35,758)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—		$—	$38	$—	$38	$—
Corporate debt securities	3,515	739		(2,104)	2,952	(5,102)	—	—
Derivatives	8,197	(180)		—	—	—	8,017	(2,252)
Loans	—	—		495,932	—	—	495,932	—
Other	—	225		(225)	—	—	—	—

	$11,712	$784		$493,603	$2,990	$(5,102)	$503,987	$(2,252)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

(2)	During the quarter ended June 30, 2009, we changed our valuation methodology for auction rate securities, which are included within corporate debt securities and U.S. issued municipal securities. Previously, auction rate securities were valued based on an internal model based on projected cash flows for the securities discounted for lack of liquidity. As of June 30, 2009, auction rate securities are valued using a valuation technique that benchmarks the securities to transactions and market prices of comparable securities, adjusting for projected cash flows and security structure, where appropriate.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Nine Months Ended September 30, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments –	instruments –	instruments –	instruments –
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, December 31, 2007	$248,397	$8,703	$—	$12,929	$104,199
Total gains/ losses (realized and unrealized) (1)	(39,669)	(343)	184	(7,945)	(4,312)
Purchases, sales, settlements, and issuances	74,222	(6,806)	(727)	(8,577)	(8,141)
Transfers into Level 3	88,247	63	543	22,358	—
Transfers out of Level 3	(83,485)	(1,554)	—	—	—

Balance, September 30, 2008	$287,712	$63	$—	$18,765	$91,746

Change in unrealized gains/ (losses) relating to instruments still held at September 30, 2008 (1)	$(20,067)	$—	$—	$6,743	$(4,312)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
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
The fair value of derivative assets and derivative liabilities are presented on the Consolidated Statements on Financial Condition in Financial Instruments Owned – Derivatives and Financial Instruments Sold, Not Yet Purchased – Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net unrealized and realized gains and losses on derivative contracts are recognized within principal transactions revenue in our Consolidated Statements of Earnings. (See Notes 3 and 16 for additional disclosures about derivative instruments.)
The following table presents the fair value and related notional amounts of derivative contracts at September 30, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged:

	September 30, 2009
	Assets		Liabilities
	Fair	Notional	Fair	Notional
(in thousands)	Value	Amount	Value	Amount
Interest rate contracts	$19,321	$1,472,956	$30,897	$1,788,227
Foreign exchange contracts	238,471	280,809	243,295	445,064
Equity contracts	248,864	2,661,976	207,658	8,230,370
Commodity contracts	52,789	4,681,789	89,938	3,681,489
Credit contracts	21,207	353,163	3,654	15,000

Total	580,652	$9,450,693	575,442	$14,160,150

Counterparty/cash-collateral netting	(495,414)		(523,136)

Total per consolidated statement of financial position	$85,238		$52,306

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents unrealized and realized gains and losses on derivative contracts for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
(in thousands)	(Loss) Gain	(Loss) Gain
Interest rate contracts	$(6,834)	$(14,181)
Foreign exchange contracts	(102)	(1,050)
Equity contracts	4,670	(203,869)
Commodity contracts	(830)	(5,697)
Credit contracts	5,825	23,305

Total	$2,729	$(201,492)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of September 30, 2009 (in thousands). Derivative fair values include counterparty netting and are gross of cash collateral received and pledged:

	OTC derivative assets (1) (2)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$5,602	$171	$—	$(171)	$5,602
Commodity options	14,668	10,927	—	—	25,595
Total return swaps	2,703	11,519	—	—	14,222
Credit default swaps	—	14,326	2,630	—	16,956
Equity options	574	—	—	—	574
Fx forwards and swaps	374	—	—	—	374
Interest rate swaps	—	—	435	—	435

Total	$23,921	$36,943	$3,065	$(171)	$63,758

(1)	At September 30, 2009, we held exchange traded derivative assets of $34.0 million.

(2)	Option and swap contracts in the table above are gross of collateral received. Option and swap contracts are recorded net of collateral received on the Consolidated Statement of Financial Condition. At September 30, 2009, collateral received was $12.6 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities (1) (2)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$54,038	$—	$—	$(171)	$53,867
Commodity options	8,017	7,268	—	—	15,285
Credit default swaps	—	416	1,387	—	1,803
Equity options	581	8,017	—	—	8,598
Fx forwards and swaps	732	4,465	—	—	5,197
Interest rate swaps	—	7,154	6,674	—	13,828

Total	$63,368	$27,320	$8,061	$(171)	$98,578

(1)	At September 30, 2009, we held no exchange traded derivative liabilities.

(2)	Option and swap contracts in the table above are gross of collateral pledged. Option and swap contracts are recorded net of collateral pledged on the Consolidated Statement of Financial Condition. At September 30, 2009, collateral pledged was $46.3 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.
At September 30, 2009, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands). Derivative fair values include counterparty netting and are gross of cash collateral received:

Counterparty credit quality:
A or higher	$54,249
B to BBB	339
Unrated	9,170

Total	$63,758

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2009, is $18.4 million for which we have posted collateral of $19.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, we would be required to post an additional $8.8 million of collateral to our counterparties.

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
We derecognize financial assets transferred in securitizations when we have relinquished control over such assets. Transferred assets are carried at fair value prior to securitization, with unrealized gains and losses reflected in principal transactions in the Consolidated Statements of Earnings. We act as placement or structuring agent in connection with the beneficial interests issued by securitization vehicles. Net revenues are recognized in connection with these activities.
During the three and nine months ended September 30, 2009 we transferred assets of $5,224.4 million and $8,279.4 million, respectively, as part of our securitization activities, received proceeds of $5,229.4 million and $8,302.1 million, respectively, and recognized net revenues of $11.0 million and $26.0 million, respectively. During the three and nine month period ended September 30, 2008, we transferred assets of $157.8 million and $157.8 million, respectively, as part of our securitization activities, received proceeds of $178.2 million and $178.2 million, respectively, and recognized net revenues of $3.9 million and $3.9 million, respectively. These transfers were accounted for as sales of assets.
The following table presents the total assets (unpaid principal amount) of, and retained interests in, QSPEs to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at September 30, 2009 (in millions):

Securitization Type	Total QSPE Assets	Retained Interests (1)
Residential mortgage-backed securities	$3,739.0	$250.7
Commercial mortgage-backed securities	220.4	0.1

(1)	At September 30, 2009, 100% of our retained interests in these securitizations are AAA-rated.
The following table presents cash flows received on retained interests during the nine months ended September 30, 2009 (in millions):

Residential
mortgage-backed
securities
Cash flows received on retained interests	$2.1
We have not provided financial or other support to these QSPEs during the three and nine months ended September 30, 2009. We have no explicit or implicit arrangements to provide additional financial support to these QSPEs and have no liabilities related to these QSPEs at September 30, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Variable Interest Entities
Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.
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
We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”) each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”), are also investors in JHYH. The arrangement term is through April 2013, with an option to extend. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. (See Note 1, Organization and Summary of Significant Accounting Policies, herein for additional discussion of agreements entered into with Leucadia.)
We determined that JHYH and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly-owned subsidiary JHYT) and JESOP.
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statement of Financial Condition in the respective asset and liability categories, as of September 30, 2009 and December 31, 2008 (in millions):

	VIE Assets
	September 30, 2009	December 31, 2008
Cash	$321.3	$277.1
Financial instruments owned	1,011.5	546.9
Securities borrowed	457.3	242.7
Receivable from brokers and dealers	522.5	—
Other	4.3	49.3

	$2,316.9	$1,116.0

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	VIE Liabilities
	September 30, 2009	December 31, 2008
Financial instruments sold, not yet purchased	$935.9	$230.8
Payable to brokers and dealers	405.8	—
Mandatorily redeemable interests (1)	945.9	854.0
Other	29.3	31.4

	$2,316.9	$1,116.2

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $311.4 million and $280.9 million at September 30, 2009 and December 31, 2008, respectively.
The assets of these VIE’s are available for the benefit of the mandatorily redeemable interest holders.
Our maximum exposure to loss at September 30, 2009 and December 31, 2008 was $322.9 million and $291.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH and JESOP which are eliminated in consolidation.
JHYH’s net revenue and formula-determined non-interest expenses amounted $90.6 million and $18.8 million, respectively, for the three months ended September 30, 2009 and amounted to $144.2 million and $51.1 million, respectively, for the nine months ended September 30, 2009. JHYH’s net revenue and formula-determined non-interest expenses amounted $(53.9) million and $11.6 million, respectively, for the three months ended September 30, 2008 and amounted to $(63.4) million and $34.5 million, respectively, for the nine months ended September 30, 2008. These revenues and expenses are included in commissions and principal transactions and in our non-interest expenses. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH. Based on the terms of our interests in JHYH and JESOP, percentages of JHYH and JESOP’s net revenue and non-interest expenses are allocated to us and to third party interest holders.
There have been no changes in our conclusion to consolidate JHYH and JESOP since formation.
VIEs Where We Have a Significant Variable Interest
We also hold significant variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. Determining whether an interest in a VIE is significant is a matter of judgment and is based on an assessment of our exposure to the overall assets and liabilities of a VIE. We do not consolidate these VIEs as we do not absorb a majority of the entity’s expected losses or receive a majority of its expected residual returns as a result of holding these variable interests. We have not provided financial or other support to these VIEs during the three and nine months ended September 30, 2009. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at September 30, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents total assets in these nonconsolidated VIEs and our maximum exposure to loss associated with these non-consolidated VIEs in which we hold significant variable interests at September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009
	VIE Assets	Maximum exposure	Carrying Amount
		to loss in non-
		consolidated VIEs (2)
Managed CLOs	$1,274.2	$2.3	$2.3
Third Party Managed CLO	541.2	10.1	10.1
Mortgage- and Asset-Backed Vehicles (1)	273,783.1	524.1	524.1

Total	$275,598.5	$536.5	$536.5

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at September 30, 2009.

(2)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.

	December 31, 2008
	VIE Assets	Maximum exposure	Carrying Amount
		to loss in non-
		consolidated VIEs (2)
Managed CLOs	$925.0	$4.1	$4.1
Third Party Managed CLO	390.2	3.3	3.3
Mortgage- and Asset-Backed Vehicles (1)	19,274.9	86.8	86.8

Total	$20,590.1	$94.2	$94.2

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2008.

(2)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.
Managed CLOs. We own significant variable interests in various managed collateralized loan obligations (“CLOs”) for which we are not the primary beneficiary, and therefore, do not consolidate these entities. We also receive management fees in connection with managing these CLOs. Our exposure to loss is limited to our capital contributions. Our investments in these VIEs consists of securities and are accounted for at fair value and are included in investments in managed funds on our Consolidated Statements of Financial Condition. On September 16, 2009, we entered into an agreement to assign our rights to manage the CLOs and rights to the related fees in exchange for our receiving a portion of future management fees. The closing of the transaction is pending certain conditions precedent.
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
The Depfa acquisition is being accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at acquisition date as summarized in the following table. Goodwill of $568,000 is measured as the excess of the cash consideration over fair value of net assets acquired, including identified intangible assets, and represents the value expected from the synergies and economies of scale created from combining Depfa’s municipal securities business with our full-service sales and trading, and investment banking capabilities. All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes.
The following table presents the consideration paid for Depfa and the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash consideration	$38,760

Recognized assets and assumed liabilities:
Cash	$300
Financial instruments owned	31,458
Receivable from broker	16,691
Premises and equipment	155
Intangible assets	1,151
Other assets	2,781
Financial instruments sold, not yet purchased	(1,084)
Other liabilities	(13,260)

Total identifiable net assets	$38,192

The following is a summary of goodwill activity for the nine months ended September 30, 2009 (in thousands of dollars):

Nine Months Ended
September 30, 2009
Balance, at December 31, 2008	$358,837
Add: Acquisition	568
Add: Contingent Consideration	1,200
Less: Translation adjustment	(5,042)

Balance, at September 30, 2009	$355,563

Acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey executed in prior years each contain a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. The last contingency period of these acquisitions expires in 2012. During the three and nine months ended September 30, 2009, we paid approximately $5.9 million and $28.7 million, respectively, in cash related to contingent consideration that had been earned during the current year or prior periods.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 7. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of September 30, 2009 and December 31, 2008. Average daily bank loans for the nine months ended September 30, 2009 and the year ended December 31, 2008 were $20.2 million and $94.9 million, respectively.
Note 8. Long-Term Debt
The following summarizes our long-term debt carrying values (includes unamortized discounts and premiums) at September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30, 2009	December 31, 2008
7.75% Senior Notes, due 2012	$307,041	$328,215
5.875% Senior Notes, due 2014	248,774	248,608
5.5% Senior Notes, due 2016	348,819	348,683
8.5% Senior Notes, due 2019	709,331	—
6.45% Senior Debentures, due 2027	346,412	346,333
6.25% Senior Debentures, due 2036	492,517	492,435

	$2,452,894	$1,764,274

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
In June and September 2009, we issued 8.5% Senior Notes, due in 2019, with a par amount of $400 million and $300 million, respectively, and received proceeds of $393.9 million and $321.0 million, respectively. During the nine months ended September 30, 2009, we repurchased approximately $20.3 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $7.7 million, which is recognized in other income on the Consolidated Statements of Earnings.
Note 9. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, Massachusetts Mutual Life Insurance Company (“MassMutual”) purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of September 30, 2009, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 10. Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interest
Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interest includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and our consolidated asset management entities. The following table presents our noncontrolling interests at September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009	December 31, 2008
JSOP	$278.7	$252.3
JESOP	32.5	29.4
Consolidated asset management entities	3.4	6.1

Noncontrolling interests	$314.6	$287.8

Prior to January 1, 2009, we reported minority interests within liabilities on our Consolidated Statements of Financial Condition. As of January 1, 2009, we identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. Accordingly, we now present noncontrolling interests within stockholders’ equity, separately from our own equity. This change in presentation resulted in an increase to total stockholders’ equity of $287.8 million and a decrease to total liabilities of $287.8 million on our Consolidated Statement of Financial Condition as of December 31, 2008. Previously reported balances have been reclassified.
Revenues, expenses, net income or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net income or loss and other comprehensive income or loss shall then be attributed to the parent and noncontrolling interest. Prior to January 1, 2009, we recorded minority interest in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). As of January 1, 2009, net loss to noncontrolling interests is deducted from net earnings (loss) to determine net earnings (loss) to common shareholders. This change in presentation resulted in a decrease to net loss of approximately $16.3 million and $24.3 million for the three and nine months ended September 30, 2008, respectively. There has been no impact on other comprehensive income or loss because all other comprehensive income or loss is attributable to us.
Mandatorily Redeemable Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. We previously reported these mandatorily redeemable financial instruments within minority interest. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH were previously reflected as minority interest in earnings (loss) of consolidated subsidiaries. As of January 1, 2009, we reclassified these changes to be part of net revenues and are reflected as interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The reclassification did not impact net loss, but resulted in an increase to net revenues of $24.1 million and $36.1 million for the three and nine months ended September 30, 2008, respectively. The carrying amount of the mandatorily redeemable interests of consolidated subsidiaries was approximately $311.4 million and $280.9 million at September 30, 2009 and December 31, 2008, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 11. Benefit Plans
The following summarizes the net periodic pension cost for the three and nine months ended September 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net pension cost included the following components:
Service cost (1)	$50	$31	$150	$169
Interest cost on projected benefit obligation	635	671	1,951	1,860
Expected return on plan assets	(595)	(825)	(1,823)	(2,287)
Net amortization	224	—	682	—

Net periodic pension cost (income)	$314	$(123)	$960	$(258)

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the nine months ended September 30, 2009 and do not anticipate any contributions during 2009. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.
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
As of September 30, 2009, we had $47.1 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 5.4 years. Cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $8.2 million and $11.5 million related to share-based compensation in cash flows from financing activities for the nine-months ended September 30, 2009 and 2008 respectively. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan. The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and nine months ended September 30, 2009 and 2008:
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
Upon approval of the overall compensation strategy, we determined that the service inception date precedes the grant date for future restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the three and nine months ended September 30, 2009, we accrued compensation expense of approximately $37.7 million and $100.4 million related to restricted stock and restricted stock units that we expect to grant as part of our 2009 year-end compensation.
In addition to year-end compensation awards, we may grant restricted stock and restricted stock units to new employees as “sign-on” awards. Sign-on awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight-line basis over the related four years.
The total compensation cost associated with restricted stock and restricted stock units amounted to $41.7 million and $36.7 million for the three months ended September 30, 2009 and 2008, respectively, and $96.6 million and $138.1 million for the nine months ended September 30, 2009 and 2008, respectively. Total compensation cost includes accrual of expected 2009 year-end compensation and amortization of sign-on awards, less forfeitures and clawbacks.
The following table details the activity of restricted stock:

			Weighted
	Period Ended		Average Grant
	September 30, 2009		Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of year	—		$—
Grants	2,579	(1)	$18.64
Fulfillment of service requirement	(510	) (1)	$14.76

Balance, end of period	2,069	(2)	$19.60

(1)	Includes approximately 502,000 shares of restricted stock granted with no future service requirement in the nine months ended September 30, 2009. As such, these shares are shown as granted and vested in the nine months ended September 30, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

	Period Ended		Weighted
	September 30, 2009 (Shares in 000s)		Average Grant Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of period	—	34,262	$—	$14.78
Grants	597	313	$14.31	$7.09
Distribution of underlying shares	—	(7,338)	$—	$14.93
Forfeited	—	(361)	$—	$20.03

Balance, end of period	597	26,876	$14.31	$14.58

The aggregate fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2009 and 2008 was $7.5 million and $101.8 million, respectively. In addition, we granted restricted stock units with no future service period during the nine months ended September 30, 2009 with an aggregate fair value of $2.2 million.
Stock Options
The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the nine months ended September 30, 2009 is presented below (amounts in thousands, except per share data):

	Nine Months Ended September 30, 2009
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of year	60	$7.24
Exercised	(12)	$5.64

Outstanding at end of period	48	$7.65

Options exercisable at period-end	48	$7.65
The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $94,000 and $750,000, respectively. Cash received from the exercise of stock options during the nine months ended September 30, 2009 and 2008 totaled $69,000 and $743,000, respectively, and the tax benefit realized from stock options exercised during the nine months ended September 30, 2009 and 2008 was $37,000 and $302,000, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The table below provides additional information related to stock options outstanding at September 30, 2009:

	Outstanding,
Dollars and shares in thousands, except per share data	Net of Expected	Options
September 30, 2009	Forfeitures	Exercisable
Number of options	48	48
Weighted-average exercise price	$7.65	$7.65
Aggregate intrinsic value	$920	$920
Weighted-average remaining contractual term, in years	4.35	4.35
At September 30, 2009, the intrinsic value of vested options was approximately $920,000 for which tax benefits expected to be recognized in equity upon exercise are approximately $361,000.
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
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was $0.1 million and $0.2 million during the three months ended September 30, 2009 and 2008, respectively, and $0.5 million and $0.8 million during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there were 3,444,000 DCP shares issuable under the Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three-month and nine-month periods ended September 30, 2009 and 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $0.8 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $3.8 million and $8.3 million for the nine months ended September 30, 2009 and 2008, respectively.
Note 13. Income Taxes
As of September 30, 2009 and December 31, 2008, we had approximately $13.7 million and $13.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.9 million and $8.8 million (net of federal benefit of state taxes) at September 30, 2009 and December 31, 2008, respectively.
We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S federal income tax matters for the years through 2005. Substantially all material state and local and foreign income tax matters have been concluded for the years through 2001. The New York State income tax returns for the years 2001 through 2004 are currently under examination. The final outcome of these examinations is not yet determinable. The resolution of tax matters is not expected to have a material effect on our financial condition, but could be material to our results of operations for a particular period depending upon the results for that period.
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of September 30, 2009 and December 31, 2008, we have accrued interest related to unrecognized tax benefits of approximately $4.2 million and $3.7 million, respectively. No penalties were accrued at September 30, 2009 and December 31, 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 14. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Earnings for basic earnings per common share:
Net earnings (loss)	$109,820	$(47,566)	$216,241	$(120,527)
Net earnings (loss) to noncontrolling interests	23,534	(16,262)	29,718	(24,301)

Net earnings (loss) to common shareholders	86,286	(31,304)	186,523	(96,226)
Less: Allocation of earnings to participating securities (1)	1,108	—	1,096	6,831

Net earnings (loss) available to common shareholders	$85,178	$(31,304)	$185,427	$(103,057)

Earnings for diluted earnings per common share:
Net earnings (loss)	$109,820	$(47,566)	$216,241	$(120,527)
Net earnings (loss) to noncontrolling interests	23,534	(16,262)	29,718	(24,301)

Net earnings (loss) to common shareholders	86,286	(31,304)	186,523	(96,226)
Add: Convertible preferred stock dividends	1,016	—	3,047	—
Less: Allocation of earnings to participating securities (1)	1,098	—	1,092	6,831

Net earnings (loss) available to common shareholders	$86,204	$(31,304)	$188,478	$(103,057)

Shares:
Average common shares used in basic computation	200,609	173,757	201,860	160,458
Stock options	22	—	21	—
Mandatorily redeemable convertible preferred stock	4,105	—	4,105	—

Average common shares used in diluted computation	204,736	173,757	205,986	160,458

Earnings (loss) per common share:
Basic	$0.42	$(0.18)	$0.92	$(0.64)
Diluted	$0.42	$(0.18)	$0.92	$(0.64)

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 2,609,000 and 28,874,000 for the three months ended September 30, 2009 and 2008, respectively, and 1,194,000 and 30,099,000 for the nine months ended September 30, 2009 and 2008, respectively. No dividends were declared during the nine months ended September 30, 2009 and the three months ended September 30, 2008. Dividends declared on participating securities during the nine months ended September 30, 2008 amounted to approximately $6.8 million. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
The following securities were considered antidilutive and, therefore, not included in the computation of Diluted EPS:

	Number of securities outstanding at
	September 30, 2009	September 30, 2008
Stock options	—	79,460
Mandatorily redeemable convertible preferred stock	—	4,105,138

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 15. Segment Reporting
The Capital Markets reportable segment includes our traditional securities brokerage trading activities, including the results of our high yield secondary market trading activities, and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Capital Markets segment comprises a number of interrelated divisions. In addition, we choose to voluntarily disclose the Asset Management segment even though it is currently an “immaterial non-reportable” segment.
Our reportable business segment information is prepared using the following methodologies:
•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.
Our net revenues, expenses, and total assets by segment are summarized below (amounts in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended September 30, 2009
Net revenues	$679.4	$21.0	$700.4

Expenses	$495.6	$6.2	$501.8

Nine months ended September 30, 2009
Net revenues	$1,611.1	$21.5	$1,632.6

Expenses	$1,238.9	$16.5	$1,255.4

Segment assets	$27,702.9	$160.4	$27,863.3

Three months ended September 30, 2008
Net revenues	$278.0	$(3.4)	$274.6

Expenses	$341.0	$11.4	$352.4

Nine months ended September 30, 2008
Net revenues	$885.6	$(17.7)	$867.9

Expenses	$1,044.6	$39.9	$1,084.5

Segment assets	$23,785.3	$205.6	$23,990.9

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Americas (1)	$624,128	$228,330	$1,456,036	$707,419
Europe	75,087	38,678	175,656	146,201
Asia (including Middle East)	1,206	7,638	879	14,304

Net Revenues	$700,421	$274,646	$1,632,571	$867,924

(1)	Substantially all relates to U.S. results.
Note 16. Commitments, Contingencies and Guarantees
The following table summarizes other commitments and guarantees at September 30, 2009:

		Maturity Date
	Notional /			2011	2013	2015
	Maximum			and	and	and
	Payout	2009	2010	2012	2014	Later
	(Dollars in Millions)
Bank credit	$36.0	—	$18.0	$18.0	—	—

Equity commitments	$418.3	$0.1	$250.0	$0.9	$21.0	$146.3

Loan commitments	$159.5	$154.3	$5.0	—	$0.2	—

Derivative contracts- non credit related	$2,257.2	$1,937.9	$299.3	$17.1	$2.9	—

Derivative contracts- credit related:
Single name credit default swaps	$5.0	—	—	$5.0	—	—
Index credit default swaps	$10.0	—	—	—	—	$10.0

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives:

		External Credit Rating
	Notional /
	Maximum	AAA/
	Payout	Aaa	A	Unrated
	(Dollars in Millions)
Bank credit	$36.0	—	—	$36.0

Loan commitments	$159.5	—	—	$159.5

Derivative contracts- credit related:
Single name credit default swaps	$5.0	—	$5.0	—
Index credit default swaps	$10.0	$10.0	—	—
Bank Credit. As of September 30, 2009, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($3.6 million of which is undrawn) of associated investment vehicles in which we have an interest.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies Finance LLC is $500 million as of September 30, 2009. Loans are originated primarily through the investment banking efforts of Jefferies & Company, Inc., with Babson Capital providing primary credit analytics and portfolio management services. As of September 30, 2009, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.
As of September 30, 2009, we have an aggregate commitment to invest equity of approximately $16.2 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).
We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of September 30, 2009, leaving $250.0 million unfunded.
As of September 30, 2009, we had other equity commitments to invest up to $9.6 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment-banking and other clients in loan syndication, acquisition-finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of September 30, 2009, we had $155.2 million of loan commitments outstanding to clients.
On August 11, 2008, we entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of September 30, 2009, we have funded approximately $45.7 million of the aggregate principal balance leaving approximately $4.3 million unfunded. (See Note 19 for additional discussion of the credit agreement with JCP V.)
Derivative Contracts. We disclose certain derivative contracts meeting the definition of a guarantee under U.S. generally accepted accounting principles. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
written equity put options. At September 30, 2009, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $2,272.2 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At September 30, 2009, the fair value of such derivative contracts approximated $(35.2) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under U.S. generally accepted accounting principles are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.
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
As of September 30, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$598,846	$546,335
Jefferies Execution	$7,003	$6,753
Jefferies High Yield Trading	$619,497	$619,247

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 18. Quarterly Dividends
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter
2009	—	—	—
2008	$0.125	$0.125	—
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
In July of 2009, the Borrower exercised its right to extend the final maturity date of the Credit Facility from August 12, 2009 to January 11, 2010; and in October 2009, we and the Borrower agreed to extend the final maturity date to June 30, 2010. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of September 30, 2009 and December 31, 2008, loans in the aggregate principal amount of approximately $45.7 million and $31.3 million, respectively, were outstanding under the Credit Facility and recorded in other investments on the consolidated statements of financial condition.
Note 20. Subsequent Events
We have evaluated whether events or transactions have occurred after September 30, 2009 that would require recognition or disclosure in these consolidated financial statements through November 5, 2009, which is the date of issuance of these financial statements.
On October 26, 2009, we issued 3.875% convertible senior debentures (the “debentures”), maturing in 2029, with an aggregate principal amount of $345 million, each $1,000 debenture convertible into 25.5076 shares of our common stock (equivalent to a conversion price of approximately $39.20 per share of common stock). We received net proceeds $339 million in connection with the offering. Approximately $275 million of the net proceeds will be allocated to long-term borrowings, approximately $5 million will be allocated to other assets as debt issuance costs and approximately $42 million will be allocated to additional paid-in capital, net of deferred taxes of $27 million, on the Consolidated Statements of Financial Condition.
In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,600,335	$1,472,146	$945,747	$739,166
Corporate debt securities	2,552,523	1,934,129	1,851,216	1,578,395
Government, federal agency and other sovereign obligations	1,752,027	1,508,786	447,233	211,045
Mortgage- and asset-backed securities (1)	3,275,192	14,486	1,035,996	—
Loans and other receivables	494,198	495,932	34,407	—
Derivatives	85,238	52,306	298,144	220,738
Investments	73,502	—	75,059	—
Other	—	—	—	223

	$9,833,015	$5,477,785	$4,687,802	$2,749,567

(1)	A portion of our mortgage- and asset-backed securities inventory has been economically hedged through the forward sale of such securities with the execution of to-be-announced (“TBA”) securities with a notional amount outstanding of $2,403 million and $534 million at September 30, 2009 and December 31, 2008, respectively. TBA securities had a net fair value of $6.7 million and $1.7 million at September 30, 2009 and December 31, 2008, respectively, and are included in Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased in our Consolidated Statement of Financial Condition.
Fair Value Hierarchy — In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs as follows:
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
Greater use of management judgment is required in determining fair value when the volume or level of trading activity for a financial instrument has decreased and when certain factors suggest that observed transactions may not be reflective of orderly market transactions. Prices or quotes are weighed when estimating fair value with greater reliability placed on information from transactions that are considered to be representative of orderly market transactions.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Derivative products - Exchange-traded derivatives are valued using quoted market prices, which are generally obtained from pricing services, and are classified within Level 1 of the fair value hierarchy. Over-the-counter (“OTC”) derivative products are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data, including, but not limited to, yield curves, interest rates, volatilities, equity, debt and commodity prices and credit curves. Fair value can be modeled using a series of techniques, including the Black-Scholes option pricing model and other comparable simulation models. For certain OTC derivative contracts, inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts classified in Level 2 include credit default swaps, interest rate swaps, foreign currency forwards, commodity swaps and option contracts, and debt and equity option contracts. Derivative products that are valued based on models with significant unobservable market inputs are classified within Level 3 of the fair value hierarchy. Level 3 derivative products include total return swaps and equity warrant and option contracts where the volatility of the underlying equity securities is not observable due to the terms of the contracts and the correlation sensitivity to market indices is not transparent for the term of the derivatives.
At September 30, 2009, the measurements of our cash products and derivative products at fair value were based on the following:

	Financial Instruments	Financial Instruments
Valuation Basis	Owned	Sold, Not Yet Purchased

Exchange closing prices	16%	26%
Recently observed transaction prices	5%	1%
Data providers/pricing services	59%	48%
Broker quotes	9%	19%
Valuation techniques	11%	6%

	100%	100%

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Level 3 Assets and Liabilities — Level 3 assets were $842.2 million and $469.4 million as of September 30, 2009 and December 31, 2008, respectively, and represented approximately 9% and 10%, respectively, of total assets measured at fair value. Level 3 liabilities were $504.0 million and $11.7 million as of September 30, 2009 and December 31, 2008, respectively, and represented approximately 9% and 0.4%, respectively, of total liabilities measured at fair value. While our financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value. At September 30, 2009 and December 31, 2008, Level 3 financial instruments were comprised of the following asset and liability classes:

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2009	2008	2009	2008
Loans and other receivables	$486,252	$107,929	$495,932	$—
Mortgage and asset-backed securities	105,179	65,154	—	—
Corporate debt securities	93,321	165,248	—	3,515
Investments	73,502	75,059	—	—
Auction rate securities	54,307	10,579	—	—
Corporate equity securities	20,403	43,227	38	—
Collateralized debt obligations	6,742	2,179	—	—
Derivatives	2,399	—	8,017	8,197
Foreign government issued securities	138	—	—	—

Total Level 3 financial instruments	842,243	469,375	503,987	11,712

Level 3 financial instruments for which the firm bears no economic exposure	(377,227)	(146,244)	—	—

Level 3 financial instruments for which the firm bears economic exposure	$465,016	$323,131	$503,987	$11,712

During the three and nine months ended September 30, 2009, we had transfers of assets of $4.3 million and $119.3 million, respectively, from Level 2 to Level 3 and transfers of $10.9 million and $100.7 million, respectively, from Level 3 to Level 2. Transfers of assets from Level 2 to Level 3 during the three and nine months ended September 30, 2009 were primarily related corporate equity warrants and corporate debt securities where observable transaction data became less available for the specific class of securities in inventory that were transferred. During the nine months ended September 30, 2009, transfers of assets from Level 2 to Level 3 were primarily related to residential mortgage-backed securities where observable transaction data was less available and some high yield corporate bond positions as market quotes became less observable throughout the quarter due to less frequent or nominal market activity and the opaqueness of observable credit spreads. Transfers of assets from Level 3 to Level 2 for the three and nine months ended September 30, 2009 were primarily related to high yield corporate bonds where pricing information, trading activity observed and recently executed transactions provided transparency for purposes of determining fair values and related to residential mortgage-backed securities. During the three and nine months ended September 30, 2009, we had transfers of liabilities of $-0- million and $3.0 million, respectively, from Level 2 to Level 3 and transfers of liabilities of $1.6 and $5.1 million from Level 3 to Level 2. Net gains on Level 3 assets of $75.4 million for the three months ended September 30, 2009 are attributed primarily to increases in the fair value of certain mortgage-backed securities and corporate loans. For the nine months ended September 30, 2009, net gains on Level 3 assets of $30.1 million were primarily attributed to increases in the fair value of certain mortgage-backed securities, partially offset by equity warrants and certain equity securities due to declining underlying equity prices and increased market volatility, declines in the pricing for certain corporate debt securities and net writedowns on auction rate securities as market-based pricing levels and redemptions dampened in the second quarter of 2009. Net losses on Level 3 liabilities were $1.0 million and $0.8 million for the three and nine months ended September 30, 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Goodwill
As a result of acquisitions, we have acquired goodwill. Our goodwill balance of $355.6 million at September 30, 2009 is wholly attributed to our Capital Markets segment, which is our reporting unit. At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the marketplace. We completed our annual impairment test as of September 30, 2009 and no impairment was identified.
Compensation and Benefits
The use of estimates is important in determining compensation and benefits expenses for interim periods. A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual total compensation among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the timing of expense recognition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except for per share amounts)	2009	2008	2009	2008
Net revenues, less mandatorily redeemable preferred interest	$676,825	$298,751	$1,601,951	$903,978
Non-interest expenses	501,795	352,407	1,255,411	1,084,471

Earnings (loss) before income taxes	175,030	(53,656)	346,540	(180,493)

Income tax expense (benefit)	65,210	(6,090)	130,299	(59,966)

Net earnings (loss)	109,820	(47,566)	216,241	(120,527)

Net earnings (loss) to noncontrolling interests	23,534	(16,262)	29,718	(24,301)

Net earnings (loss) to common shareholders	86,286	(31,304)	186,523	(96,226)

Earnings (loss) per diluted common share	$0.42	$(0.18)	$0.92	$(0.64)

Effective tax rate	37%	11%	38%	33%
Our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 include the effect of presenting noncontrolling interests within stockholders’ equity, separate from our own equity, and allocating net (earnings) loss to noncontrolling interests and to common shareholders. In addition, net earnings are allocated among common shareholders and participating securities based on their right to share in earnings. The results of operations and earnings per share information for 2008 have been retrospectively adjusted to conform with these new accounting pronouncements. For further discussion, see Note 10, “Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries,” and Note 14, “Earnings Per Share,” in our consolidated financial statements.
Net revenues, less mandatorily redeemable preferred interest, for the three and nine months ended September 30, 2009 (total revenues, net of interest expense and mandatorily redeemable preferred interest) increased 127% and 77%, respectively, from the three and nine months ended September 30, 2008 to $676.8 million and $1,602.0 million, respectively, reflective of the strong performance from our expanded Fixed Income business, positive contributions from our High Yield and Asset Management businesses and improving capital markets activities, partially offset by declines in advisory investment banking revenues. Non-interest expenses of $501.8 million and $1,255.4 million for the third quarter and nine months ended September 30, 2009, respectively, increased 42% and 16% from the comparable 2008 periods, respectively, primarily due to increased compensation costs due to revenue growth.
The effective tax rate was 37% for the third quarter of 2009, compared to an effective tax rate of 11% for the third quarter of 2008. The increase in our effective tax rate for the three months ended September 30, 2009 as compared to the same period ended September 30, 2008 is attributable to greater net income for the 2009 third quarter as compared to net losses for the comparable 2008 period.
On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa has been merged into Jefferies & Company and our consolidated results of operations for the three and nine months ended September 30, 2009 include these municipal securities activities since the date of acquisition. See Note 6, “Acquisitions,” in our consolidated financial statements for further information regarding the acquisition of Depfa.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Effective June 18, 2009, Jefferies & Company, our wholly-owned subsidiary and a U.S. regulated broker-dealer, was designated a Primary Dealer by the Federal Reserve Bank of New York (“FRBNY”). As a Primary Dealer, Jefferies & Company, is a counterparty to FRBNY in its open market operations, participates directly in U.S. Treasury auctions and provides market information and analysis to the trading desks at the FRBNY.
At September 30, 2009, we had 2,513 employees globally compared to 2,465 employees at September 30, 2008 and 2,270 at December 31, 2008.
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
Revenues by Source
The Capital Markets reportable segment includes our traditional securities trading activities and our investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various equity, fixed income, high yield and advisory products and services. The Capital Markets segment comprises many divisions, with interactions among each. In addition, we choose to voluntarily disclose the Asset Management segment, even though it is currently an “immaterial non-reportable” segment.
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis because the Asset Management segment is immaterial as compared to the consolidated Results of Operations. Beginning with the first quarter of 2009, the net revenues presented of our equity, fixed income and high yield businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense generated by the respective sales and trading activities, which is a function of the mix of each business’ assets and liabilities and the underlying funding requirements of such positions. Reclassifications have been made to our previous presentation of Revenues by Source for the three and nine months ended September 30, 2008 to conform to the current presentation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions and our own performance. The following provides a summary of revenues by source for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30, 2009		September 30, 2008
		% of Net		% of Net
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Equities	$149,385	21%	$134,853	49%
Fixed income and commodities	312,659	45	72,875	27
High yield	94,882	14	(59,776)	(22)

Total	556,926	80	147,952	54
Investment banking	122,529	17	130,125	47
Asset management fees and investment income from managed funds:
Asset management fees	12,564	2	3,804	1
Investment income (loss) from managed funds	8,402	1	(7,235)	(3)

Total	20,966	3	(3,431)	(1)

Net revenues	700,421	100%	274,646	100%
Interest on mandatorily redeemable preferred interests	23,596		(24,105)

Net revenues, less mandatorily redeemable preferred interest	$676,825		$298,751

	Nine Months Ended
	September 30, 2009		September 30, 2008
		% of Net		% of Net
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Equities	$381,862	23%	$442,654	51%
Fixed income and commodities	792,619	49	185,933	21
High yield	148,487	9	(81,619)	(9)
Other	7,672	1	—	—

Total	1,330,640	82	546,968	63
Investment banking	280,446	17	338,704	39
Asset management fees and investment income from managed funds:
Asset management fees	20,040	1	14,847	2
Investment income (loss) from managed funds	1,445	—	(32,595)	(4)

Total	21,485	1	(17,748)	(2)

Net revenues	1,632,571	100%	867,924	100%
Interest on mandatorily redeemable preferred interests	30,620		(36,054)

Net revenues, less mandatorily redeemable preferred interest	$1,601,951		$903,978

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before interest on mandatorily redeemable preferred interests, for the third quarter of 2009 were a record $700.4 million, an increase of 155%, as compared to net revenues of $274.6 million for the third quarter of 2008. The considerable increase was primarily due to record quarterly fixed income and commodities revenues of $312.7 million, record quarterly high yield revenues of $94.9 million, and enhanced revenue contributions from equities of $149.4 million and asset management of $21.0 million, while investment banking revenues for the 2009 third quarter were $122.5 million as compared to $130.1 million for the 2008 third quarter.
Net revenues, before interest on mandatorily redeemable preferred interests, for the first nine months of 2009 were $1,632.6 million, an increase of 88%, as compared to net revenues of $867.9 million for the first nine months of 2008. The increase in net revenues was due to significant increases in fixed income and commodities revenues of $792.6 million for the period, high yield revenues of $148.5 million and positive contributions from our asset management business as compared to the first nine months of 2008, partially offset by a decrease in equities revenues and investment banking revenues for the first nine months of 2009 as compared to the comparable 2008 period.
Interest on mandatorily redeemable preferred interests represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.
Equities Revenue
Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing, prime brokerage, electronic trading and execution product revenues and alternative investment revenues.
Total equities revenue was $149.4 million and $134.9 million for the three months ended September 30, 2009 and 2008, respectively, representing an 11% increase from the third quarter of 2008, primarily driven by growth in our prime brokerage and electronic trading businesses, positive trading opportunities and gains in alternative investments revenue, partially offset by declines in U.S. cash equities, equity derivatives and securities lending revenues, and declines in trading results from certain strategic investment strategies. The decrease in revenues generated by our customer cash equities business is reflective of overall reduced market activity in the third quarter of 2009 and partly due to a lower average price of securities trades. Securities lending revenues for the third quarter of 2009 declined as compared to 2008 due to the lower interest rate environment. Revenues from prime brokerage and electronic trading activities were up as compared to the third quarter of 2008 as market share and customer balances continue to grow. Third quarter 2009 principal trading revenues reflect a strong contribution from our investment in the Jefferies Finance joint venture and benefited from several exceptional trading opportunities.
Total equities revenue was $381.9 million and $442.7 million for the nine months ended September 30, 2009 and 2008, respectively, representing a 14% decrease from the first nine months of 2008. The decrease in equities revenue was primarily driven by declines in revenue from U.S. cash equities and equity derivatives and declines in trading results from certain strategic investment strategies. The decrease in equities revenue was partially offset by growth in our prime brokerage and electronic trading businesses, positive trading opportunities and gains in alternative investments revenue. The decrease in equities revenues generated in our customer cash equities business is reflective of lower trading levels in the first nine months of 2009, particularly cash equity trading by hedge funds, and compressed commissions on lower average stock prices. Securities lending revenues for the first nine months of 2009 declined as compared to 2008 due to the lower interest rate environment, reduced dividends and a general decline in equity asset values. Revenues from prime brokerage and electronic trading activities were up as compared to the 2008 period as market share and customer balances continue to grow. For the nine months ended September 30, 2009 net revenues were also impacted by gains from higher valuations on certain alternative investments, including strong performance from our investment in the Jefferies Finance joint venture as well as gains from certain trading opportunities.

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
Fixed income and commodities revenue was $312.7 million, up 329% from revenue of $72.9 million for the third quarter of 2008. The significant increase in revenues in the third quarter of 2009 reflects the continued growth of our fixed income businesses, with strong contributions from our corporate bond, mortgage-backed securities, government and agencies, emerging markets, and convertible debt trading activities and the addition of municipal bond trading activities as a result of our acquisition of Depfa in March 2009. Revenues from commodities were substantially unchanged for the three months ended September 30, 2009 as compared to the third quarter of 2008. Corporate bond revenues were up substantially over the prior comparable period benefiting from continued growth in market share and record volume. This resulted in increased principal transactions trading revenues, predominantly arising from customer flow business, partially muted by tightening credit spreads. Significant increases in mortgage-backed securities revenues were driven by higher levels of customer trading volume and certain trading transactions, as well as net interest revenue contributions from high-yielding trading positions. Increases in revenues from government and agencies also were driven by greater volumes with the expansion of our government and agency platform, partly reduced by tightening interest rate spreads. Emerging markets revenues included strong profits from its principal transactions activities as both volumes and market share grew, assisted by trading opportunities from new issuances and sovereign debt restructurings. Growth in convertible debt commissions and principal trading revenues for the third quarter of 2009 as compared to the 2008 period is partly a result of expanding market share and the addition of sales and trading personnel. Municipal bond trading revenues benefited from strong market activity and improving municipal bond spreads.
Fixed income and commodities revenue was $792.6 million, up from revenue of $185.9 million for the first nine months of 2008. The increased revenues in the first nine months of 2009 reflect the continued growth of our fixed income businesses across virtually all of our fixed income sales and trading activities, nominally offset by lower commodities revenues. Corporate bond, mortgage-backed securities, government and agencies, emerging markets and convertible debt revenues all benefited from increased trading volumes and greater market share. Mortgage-backed securities revenues also included an increase in net interest revenue over the prior comparable quarter in part due to the growth of its portfolio.
High Yield Revenue
High yield revenue is primarily comprised of commissions, principal transactions and net interest revenue from secondary market trading activities in high yield and distressed securities and bank loans.
High yield revenue was $94.9 million for the third quarter ended September 30, 2009, compared to a third quarter 2008 loss of $59.8 million. The increase in revenues was driven by an increase in sales volumes generating higher commission revenue for the quarter, as well as significant net principal transaction gains given the improved markets and certain exceptional trading opportunities. High yield revenues for the 2009 third quarter also reflect the strategic expansion of our bank loan trading business throughout 2009, which benefitted from increased trading volume as well as favorable principal transaction and net interest revenues as compared to the comparable 2008 quarter.
For the nine months ended September 30, 2009, high yield revenue was $148.5 million as compared to negative revenue of $81.6 million for the nine months ended September 30, 2008. High yield revenues were up considerably for the nine month 2009 period due to increased trading volumes, certain exceptional trading opportunities and the substantial growth in our bank loan trading business versus the comparable 2008 period, which experienced considerably worse market conditions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities trading and investment business), approximately 66% and 62% of such results for the quarters and nine month periods ended September 30, 2009 and 2008, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings (loss) to noncontrolling interests in our Consolidated Statements of Earnings.
Investment Banking Revenue
Our investment banking division provides a full range of financial advisory services to our clients across nearly all industry sectors, as well as debt, equity and equity-linked capital raising services, and encompasses both U.S. and international capabilities. Capital markets revenues include underwriting revenues related to debt, equity and convertible financing services. Advisory revenues are generated from our business advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenues:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2009	2008	% Change	2009	2008	% Change
(in thousands)
Capital markets	$78,973	$51,062	55%	$177,762	$108,967	63%
Advisory	43,556	79,063	-45%	102,684	229,737	-55%

Total	$122,529	$130,125	-6%	$280,446	$338,704	-17%

Capital markets produced revenues of $79.0 million for the three months ended September 30, 2009, compared to $51.1 million for the three months ended September 30, 2008, a 55% increase, reflective of an improved market environment for debt underwritings, the contribution of our mortgage underwriting platform, the addition of our municipal securities underwriting capabilities during the current year and a meaningful increase in healthcare banking headcount in the third quarter of 2009. Revenues from our advisory business of $43.6 million for the third quarter of 2009 declined as compared to the third quarter of 2008 revenues of $79.1 million, reflective of the dampened general market for mergers and acquisitions, given currently less than attractive company valuations, partially offset by growing revenues generated by our restructuring advisory services.
Capital markets revenues totaled $177.8 million for the nine months ended September 30, 2009, compared to $109.0 million for the nine months ended September 30, 2008, an increase of 63% over the periods, primarily driven by fixed income underwriting revenues in our mortgage-backed and municipal securities business. Revenues from our advisory business of $102.7 million for the nine months of 2009 declined 55% compared to comparable 2008 period revenues of $229.7 million, reflective of the overall decline in closed mergers and transaction volume for these comparative periods experienced by the investment banking advisory sector as a whole and the strong advisory revenue performance experienced in the earlier part of 2008.
Asset Management Fees and Investment Earnings (Loss) from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees from third-party managed funds and investment earnings (loss) from our investments in these funds. The following summarizes revenues from asset management fees and investment earnings (loss) for the three and nine months ended September 30, 2009, and 2008 (in thousands of dollars):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Asset management fees:
Fixed Income	$1,659	$1,941	$4,603	$6,555
Equities	1,046	10	2,508	707
Convertibles	9,604	1,853	12,431	7,570
Commodities/Real Assets	255	—	498	15

	12,564	3,804	20,040	14,847

Investment earnings (loss) from managed funds (1)	8,402	(7,235)	1,445	(32,595)

Total	$20,966	$(3,431)	$21,485	$(17,748)

(1)	Of the total investment earnings (loss) from managed funds, $0.1 million and $(0.2) million is attributed to noncontrolling interest holders for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $(0.8) million is attributed to noncontrolling interest holders for the three and nine months ended September 30, 2008, respectively.
Asset management fees increased to $12.6 million for the three months ended September 30, 2009 as compared to asset management fees of $3.8 million for the three months ended September 30, 2008, primarily as a result of strong performance fee revenue generated by our global convertible bond fund business and increased capital inflows to our equity funds. Investment earnings from managed funds totaled $8.4 million for the third quarter of 2009 as compared to an investment loss of $7.2 million for the third quarter of 2008 primarily due to improved asset valuations across our managed funds.
Asset management fees were $20.0 million for the nine months ended September 30, 2009 as compared to asset management fees of $14.8 million for the nine months ended September 30, 2008, primarily as a result of strong performance fee revenue generated by our global convertible bond fund business and fee revenue generated from increased capital inflows to our equity funds and by new commodity managed accounts opened during the second quarter of 2009. The increase in asset management fees was partially offset by fee revenue declines due to the closure of certain fixed income funds and the decline in asset valuations for our collateralized loan obligations as compared to 2008 periods. Investment earnings from managed funds totaled $1.4 million for the first nine months of 2009 as compared to an investment loss of $32.6 million for the first nine months of 2008 primarily due to the closure or liquidation of several of our managed funds, partially offset by investment revenues generated from portfolio strategies in our convertible bond fund and improved asset valuations across most fund classes, particularly in the third quarter of 2009.
Assets under Management
Period end assets under management (based on the fair value of the assets) by predominant asset strategy were as follows (in millions of dollars):

(in millions)	September 30, 2009	September 30, 2008
Assets under management (1):
Fixed Income	$1,563	$1,500

Equities	76	132
Convertibles	1,607	1,880

	3,246	3,512

Assets under management by third parties (2):
Private Equity	600	600

Total	$3,846	$4,112

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(1)	Assets under management include assets actively managed by us and third parties including hedge funds, collateralized loan obligations (“CLOs”), managed accounts and other private investment funds. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows (in millions of dollars):

(notional account value)	September 30, 2009	September 30, 2008
Managed Accounts:
Equities	$51	$—
Comodities	115	—

	$166	$—

Change in Assets under Management

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
(in millions)	2009	2008	Change	2009	2008	Change
Balance, beginning of period	$3,632	$4,758	-24%	$3,491	$5,575	-37%

Net cash flow out	(108)	(173)		(508)	(914)
Net market appreciation (depreciation)	322	(473)		863	(549)

	214	(646)		355	(1,463)

Balance, end of period	$3,846	$4,112	-6%	$3,846	$4,112	-6%

The net increase in assets under management of $0.2 million and $0.4 million during the three and nine months ended September 30, 2009, respectively, is primarily attributable to market appreciation of the underlying assets in our global convertible bond funds and in our managed CLOs, partially offset by redemptions from our global convertible bond funds. The decline in assets under management for the three months and nine months ended September 30, 2008 is primarily due to customer redemptions from our global convertible bond funds and net market depreciation in our managed CLOs and other fixed income funds due to the deteriorating credit market conditions experienced in the first nine months of 2008 and our global convertible bond funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Change in Managed Accounts

(notional account value)	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2009	September 30, 2009
Balance, beginning of period	$150	$—
Net account additions	9	166
Net account appreciation	7	—

Balance, end of period	$166	$166

The change in the notional account value of managed accounts for the three months and nine months ended September 30, 2009 is primarily attributed to the additions of new equity and commodity accounts where the management fees are assessed on the agreed upon notional account value.
The following table presents our invested capital in managed funds at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Unconsolidated funds (1)	$113,540	$95,728
Consolidated funds (2)	52,563	70,465

Total	$166,103	$166,193

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.
Compensation and Benefits
Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, accruals for annual share-based compensation awards and the amortization of certain non-annual share-based compensation to employees. Compensation and benefits totaled $395.0 million and $956.6 million for the three and nine months ended September 30, 2009, respectively, compared to $246.2 million and $783.7 million for the comparable periods in 2008, an increase of 60% and 22%. Our ratio of compensation and benefits to net revenues for the third quarter of 2009 was 56% as compared to 90% for the third quarter of 2008 and 59% and 90% for the first nine months of 2009 and 2008, respectively. Employee headcount increased to 2,513 total global employees at September 30, 2009 as compared to 2,465 employees at September 30, 2008.
The increase in compensation and benefits expense for the third quarter of 2009 as compared to the same 2008 period is due to our revenue growth seen in the third quarter of 2009 as we have expanded our fixed income and international equity trading capabilities, partially offset by actions taken in 2008 to reduce our cost base as reflected in the decline in our compensation and benefits to net revenues ratio over the periods. For the nine month period ended September 30, 2009, compensation and benefits increased as compared to the comparable 2008 period primarily due to added revenue from our expanding our fixed income and equity businesses. Compensation costs also increased due to staffing both domestically and internationally in connection with personnel investments associated with our strategic business growth, which has been offset by savings from reduction in force actions taken in December 2008. The first nine months of 2008 also includes additional compensation costs recognized in the first quarter of 2008 related to employee terminations in early 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
In December 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock unit (“RSUs”) awards of active employees and of future restricted stock and RSUs granted as part of year-end compensation programs, such that employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, we accrue compensation costs associated with year-end share-based awards on a quarterly basis as the service period is attributed during the compensation year. Prior to this modification, restricted stock and RSUs awarded to employees as part of year-end compensation were generally subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which was typically five years. Awards granted to new employees in connection with the commencement of employment with Jefferies generally contain service conditions and are amortized over the life of those conditions.
Non-Compensation Expenses
Non-compensation expenses were $106.8 million and $298.8 million for the three and nine months ended September 30, 2009, respectively, versus $106.2 million and $300.8 million for the three and nine months ended September 30, 2008, respectively, an increase of 1% and a 1% decrease. Non-compensation expenses for the third quarter of 2009 as compared to the 2008 third quarter reflect an increase in floor brokerage and clearing fees due to the level of trading volumes and an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections. Increases in floor brokerage and clearing fees and technology and communications costs are offset by the decline in other expenses as other expenses in the third quarter of 2008 include losses incurred in connection with unwinding certain securities lending transactions with Lehman Brothers as counterparty. For the first nine months of 2009, non-compensation expenses include increases in brokerage and clearing expenses and technology and communications expenses due to business expansion, which were more than offset by declines in occupancy and equipment, business development and other expenses as a result of the cost-reduction initiatives enacted at the end of 2008. Additionally, non-compensation expenses for the nine months ended September 30, 2008 include other expenses associated with losses attributed to the Lehman Brothers bankruptcy.
Earnings / (Loss) before Income Taxes
Earnings before income taxes was $175.0 million for the third quarter of 2009 up from a (loss) before income taxes of $53.7 million for the third quarter of 2008. For the nine months ended September 30, 2009, we recorded earnings before income taxes of $346.5 million as compared to a (loss) before income taxes of $180.5 million for the nine months ended September 30, 2008.
Income Taxes
The provision for income taxes totaled a tax expense of $65.2 million and a tax (benefit) of $(6.1) million for the three months ended September 30, 2009 and 2008, respectively. The provision for income taxes resulted in effective tax rates of 37% and 11%, respectively. The change in our effective tax rate for the three months ended September 30, 2009 as compared to the same period ended September 30, 2008 is attributable to net income for the 2009 third quarter as compared to a net loss for the comparable 2008 period and due to the changes in the mix of our businesses that generated increased earnings over those periods.
The provision for income taxes totaled a tax expense/(benefit) of $130.3 million and $(60.0) million for the nine months ended September 30, 2009 and 2008, respectively, and resulted in effective tax rates of 38% and 33%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to greater net income for the nine month 2009 period and the difference in the mix of our businesses that generated earnings over the differing periods.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Earnings / (Loss) per Common Share
Diluted earnings per common share was $0.42 for the third quarter of 2009 on 204,736,000 shares compared to diluted (loss) per common share of $(0.18) for the third quarter of 2008 on 173,757,000 shares. Diluted earnings per common share was $0.92 for the first nine months of 2009 on 205,986,000 shares compared to diluted (loss) per common share of $(0.64) for the first nine months of 2008 on 160,458,000 shares. Convertible preferred stock dividends were not included in the calculation of diluted earnings/ (loss) per common share for the three and nine months ended September 30, 2008 due to their anti-dilutive nature. See Note 14, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings/ (loss) per common share.
Mortgage and Lending Related Trading Exposures
We have exposure to residential mortgage-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.
The following table provides a summary of these exposures as of September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009	December 31, 2008
Residential mortgage-backed agency securities (1)	$2,732	$952
Government guaranteed mortgage loans and certificates	12	—
TBA securities (2)	(2,403)	(534)

Net agency mortgage-backed security and government guaranteed mortgage loan exposure (2)	341	418

Prime mortgage-backed securities (3)	94	20
Alt-A mortgage-backed securities (4)	193	74
Subprime mortgage-backed securities (4)	50	30
Commercial mortgage-backed securities (5)	87	—
Other mortgage- and asset-backed securities	119	3

Total nonagency mortgage- and asset-backed security exposure	543	127

Total net mortgage loan and mortgage- and asset-backed security exposure	$884	$545

Corporate loans (6)	$468.6	$95.2
Collateralized loan obligation (“CLOs”) certificates (7)	$9.0	$6.3
Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial Instruments Owned in our Consolidated Statements of Financial Condition and represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified primarily within Level 2 of the fair value hierarchy.

(2)	Our exposure to government agency mortgage loans and mortgage-backed agency securities is reduced through the forward sale of such loans and securities as represented by the notional amount of outstanding TBA securities at September 30, 2009 and December 31, 2008. Such contracts are accounted for at a net fair value of $6.7 and $1.7 million at September 30, 2009

JEFFERIES GROUP, INC. AND SUBSIDIARIES

and December 31, 2008, respectively, which are included in Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are primarily classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics. Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at September 30, 2009 and December 31, 2008 are presented at their fair value, are generally classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(5)	Commercial mortgage-backed securities are presented at fair value, are classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidate Statements of Financial Condition.

(6)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and are primarily classified within Level 3 of the fair value hierarchy at September 30, 2009 and December 31, 2008.

(7)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in CLO vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $6.7 million and $2.1 million are reported at fair value and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy at September 30, 2009 and December 31, 2008, respectively, and $2.3 million and $4.2 million are accounted for at fair value and included in Investments in Managed Funds in our Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008, respectively.
Of our nonagency mortgage-backed securities and other asset-backed securities at September 30, 2009, the following table provides further information regarding the credit ratings of the securities and the issue date of the securities (in millions):
Credit Ratings

					Below
				BBB+ to	Investment	Private	Total
Vintage year	AAA	AA+ to AA-	A+ to A-	BBB-	Grade	Placement	Fair Value
2009	3.7	—	—	—	—	1.5	5.2
2008	1.1	—	—	—	—	—	1.1
2007	42.4	0.6	0.4	2.6	35.1	0.1	81.2
2006	30.9	5.3	1.2	5.1	88.9	1.4	132.8
2005 and prior	111.9	38.9	52.3	61.9	55.4	1.9	322.3

Total	$190.0	$44.8	$53.9	$69.6	$179.4	$4.9	$542.6

Liquidity, Financial Condition and Capital Resources
Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature of our day to day business operations, business growth possibilities, regulatory obligations, and liquidity requirements.
Market conditions, which had been volatile throughout 2008, began to stabilize in the second quarter of 2009, resulting in some tightening of credit spreads and improvements in market liquidity. The availability of financing sources has improved as 2009 has progressed. During the nine months ended September 30, 2009, we successfully accessed the public debt markets with the issuance of $700 million ten-year notes and were designated as a Primary Dealer by the New York Federal Reserve Bank. Subsequent to September 30, 2009 we additionally accessed the capital markets with the issuance of $345 million convertible senior debentures. Our long-term borrowings have an average tenor of 13.8 years; and we have no scheduled debt maturities until 2012, nominal short-term borrowings and significant cash balances on hand. We continue to actively manage our liquidity profile and counterparty relationships to ensure ongoing access to both short and longer-term funding.
Our actual level of capital, total assets, and financial leverage are a function of a number of factors, including, asset

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands of dollars):

	September 30, 2009	December 31, 2008
Cash and cash equivalents:
Cash in banks	$227,004	$765,056
Money market investments	1,178,397	529,273

Total cash and cash equivalents	1,405,401	1,294,329
Cash and securities segregated (1)	1,252,830	1,151,522

	$2,658,231	$2,445,851

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
A substantial portion of our assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in our trading accounts are readily marketable and actively traded. In addition, receivables from brokers and dealers are primarily current open transactions, margin deposits or securities borrowed transactions, which are typically settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on transactions in the process of settlement. Most of our customer receivables are secured by marketable securities.
Our assets are funded by equity capital, senior debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. We had no outstanding secured bank loans as of September 30, 2009 and December 31, 2008. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding unsecured bank loans as of September 30, 2009 and December 31, 2008. Average daily bank loans for the nine months ended September 30, 2009 and the year ended December 31, 2008 were $20.2 million and $94.9 million, respectively. We have arrangements with various banks for financing of up to $1,050.3 million, including $975.0 million of bank loans and $75.3 million of letters of credit. Of the $1,050.3 million of uncommitted lines of credit, $250.3 million is unsecured and $800.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.
•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $2,459.1 million, mandatorily redeemable convertible preferred stock of $125.0 million, mandatorily redeemable preferred interest of consolidated subsidiaries of $311.4 million, and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $2,452.9 million comprise our total capital of $5,348.4 million as of September 30, 2009, which exceeded cash capital requirements.
Analysis of Financial Condition and Capital Resources
Financial Condition
As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Total assets increased to $27,863.3 million at September 30, 2009 or by 39%, from $19,978.7 million at December 31, 2008 primarily due to an increase in the level of our financial instruments owned inventory and receivables associated with principal and agency transactions consistent with the increase in the level of our financial instruments owned inventory. Our financial instruments owned, including securities pledged to creditors, increased to $9,833.0 million at September 30, 2009 from $4,687.8 million at September 30, 2008, while our financial instruments sold, not yet purchased also increased to $5,477.8 million at September 30, 2009 from $2,749.6 million at September 30, 2008. Our securities borrowed and securities purchased under agreements to resell increased to $10,998.8 million at September 30, 2009, or by 7%, while our securities loaned and securities sold under agreements to repurchase increased to $11,774.1 million at September 30, 2009, or by 18%. On September 25, 2009, we issued an additional $300 million principal amount of our 8.5% senior unsecured notes, maturing 2019, and received net cash proceeds of $321.0 million. On October 23, 2009, we issued 3.875% convertible senior debentures, maturing in 2029, with an aggregate principal amount of $345 million, each $1,000 debenture convertible into 25.5076 shares of our common stock. See Note 20, “Subsequent Events,” in our consolidated financial statements for further description of our convertible senior debentures.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Common stockholders’ equity increased to $2,144.5 million at September 30, 2009 from $2,121.3 million at December 31, 2008. The increase in our common stockholders’ equity is principally attributed to net earnings to common shareholders of $186.5 million for the first nine months of 2009 and net currency translation adjustments as the British pound strengthened against the U.S. dollar in the first half of 2009, partially offset by repurchases of approximately 9.7 million shares of our common stock during the first nine months of 2009, which increased our treasury stock by $158.4 million, and the impact of a tax deficiency on the deductibility of employee share-based awards upon distribution of the awards to employees, which occurred in the first quarter of 2009.
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	September 30, 2009	December 31, 2008
Common stockholders’ equity	$2,144,529	$2,121,271
Less: Goodwill	(355,563)	(358,837)

Tangible common stockholders’ equity	$1,788,966	$1,762,434

Shares outstanding	169,331,686	163,216,038
Outstanding restricted stock units (5)	27,280,983	34,260,077

Adjusted shares outstanding	196,612,669	197,476,115

Common book value per share (1)	$12.66	$13.00

Adjusted common book value per share (2)	$10.91	$10.74

Tangible common book value per share (3)	$10.56	$10.80

Adjusted tangible common book value per share (4)	$9.10	$8.92

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted common tangible book value per share equals tangible common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.
Tangible common stockholders’ equity, tangible common book value per share, adjusted common book value per share and adjusted tangible common book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. We calculate tangible common stockholders’ equity as common stockholders’ equity less intangible assets, specifically goodwill. Goodwill is subtracted from common stockholders’ equity in determining tangible common stockholders’ equity as we believe that goodwill does not constitute an operating asset, which can be deployed in a liquid manner. We calculate tangible common book value per share by dividing tangible common stockholders’ equity by common stock outstanding. We calculate adjusted common book value per share as common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units. We calculate adjusted tangible common book value per share by dividing tangible common stockholders’ equity by common shares outstanding adjusted for outstanding restricted stock units. We believe the adjustment to shares outstanding for outstanding restricted stock units reflects potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
tangible common stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors.
On December 30, 2008 we granted 5,138,821 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $13.80 on December 30, 2008. Approximately, 5.0 million of the granted shares of restricted stock were issued during the first nine months of 2009, which increased shares outstanding at September 30 2009, which was offset by the repurchase of approximately 6.2 million shares at an average price of $12.77 per share, approximately 72,000 shares at an average price of $20.29 per share, and approximately 3.5 million shares at an average price of $23.05 per share during the first, second and third quarters of 2009, respectively.
At September 30, 2009, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Total assets	$27,863,340	$19,978,685
Deduct: Securities borrowed	(8,092,955)	(9,011,903)
Securities purchased under agreements to resell	(2,905,837)	(1,247,002)

Add: Financial instruments sold, not yet purchased	5,477,785	2,749,567
Less derivative liabilities	(52,306)	(220,738)

Subtotal	5,425,479	2,528,829
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,252,830)	(1,151,522)
Goodwill	(355,563)	(358,837)

Adjusted assets	$20,681,634	$10,738,250

Total stockholders’ equity	$2,459,105	$2,409,076
Deduct: Goodwill	(355,563)	(358,837)

Tangible stockholders’ equity	$2,103,542	$2,050,239

Leverage ratio (1)	11.3	8.3

Adjusted leverage ratio (2)	9.8	5.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets is a non-GAAP financial measures and excludes certain assets that are considered self-funded and, therefore, of lower risk, which are generally financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage also a non-GAAP financial measure as a more relevant measure of financial risk when comparing financial services companies.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long-term capital of $5.3 billion and $4.6 billion resulting in a long-term debt to equity capital ratio of 117% and 90%, at September 30, 2009 and December 31, 2008, respectively. Our total capital base as of September 30, 2009 and December 31, 2008 was as follows (in thousands):

	September 30, 2009	December 31, 2008
Long-Term Debt	$2,452,894	$1,764,274
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	311,418	280,923
Total Stockholders’ Equity	2,459,105	2,409,076

Total Capital	$5,348,417	$4,579,273

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $1,050.3 million of uncommitted secured and unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $400 million and $300 million senior unsecured debt issuances in June 2009 and September 2009, respectively, as well as the sale of 26,585,310 shares of our common stock to Leucadia National Corporation in April 2008 (see Note 1, “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements for additional discussion). Further, our issuance of $345 million convertible senior debentures in October 2009 demonstrates our access to long-term funding in the capital markets. We had no outstanding bank loans as of September 30, 2009 and December 31, 2008. We did not declare dividends to be paid during the third or fourth quarter of 2008 or during 2009.
At September 30, 2009, our senior long-term debt, net of unamortized discounts and premiums, consisted of contractual principal payments (adjusted for amortization) of $492.5 million, $346.4 million, $709.3 million, $348.8 million, $248.8 million and $307.0 million due in 2036, 2027, 2019, 2016, 2014 and 2012, respectively. At September 30, 2009, contractual interest payment obligations related to our senior long-term debt are $141.5 million for 2009, $170.9 million for 2010 and 2011, $152.2 million for 2012, $147.3 million for 2013, and $1,370.9 million for all of the remaining periods after 2013.
We rely upon our cash holdings and external sources to finance a significant portion of our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings. On June 17, 2009, Fitch Ratings affirmed our long-term and short-term ratings at BBB and F2, respectively, and retained its outlook of “negative” for all ratings. On October 19, 2009, Standard and Poor’s affirmed our long-term debt ratings at BBB and revised its outlook to “stable” from “negative.” Our long-term debt ratings are as follows:

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
As of September 30, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$598,846	$546,335
Jefferies Execution	$7,003	$6,753
Jefferies High Yield Trading	$619,497	$619,247
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations and guarantees as of September 30, 2009. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates.

		Expected Maturity Date
	Notional /			2011	2013	2015
	Maximum			and	and	and
	Payout	2009	2010	2012	2014	Later
	(Dollars in Millions)
Debt obligations:
Senior notes	$2,452.9	—	—	$307.0	$248.8	$1,897.1
Mandatorily redeemable convertible preferred stock	$125.0	—	—	—	—	$125.0
Bank credit	$36.0	—	$18.0	$18.0	—	—
Equity commitments	$418.3	$0.1	$250.0	$0.9	$21.0	$146.3
Loan commitments	$159.5	$154.3	5.0	—	0.2	—
Derivative contracts- non credit related	$2,257.2	$1,937.9	$299.3	$17.1	$2.9	—
Derivative contracts- credit related	$15.0	—	—	$5.0	—	$10.0
Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on these commitments, see Note 16, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.
In the normal course of business we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in on our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned – derivative contracts or Financial instruments sold, not yet purchased – derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 3, “Financial Instruments,” to the consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 13 to the consolidated financial statements for further information.
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
Accounting and Developments
The following is a summary of ASC Topics that have or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:
Earnings per Share
We adopted accounting described in ASC 260, Earnings per Share Topic, on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Accordingly, All prior-period EPS data presented has been adjusted to comply with the provisions of ASC 260. The adoption of accounting changes described in ASC 260 did not have an effect on previously reported Basic

JEFFERIES GROUP, INC. AND SUBSIDIARIES
and Diluted EPS of $(0.18) for the three months ended September 30, 2008 and reduced previously reported Basic and Diluted EPS from a loss of $0.60 to a loss of $0.64 for the nine months ended September 30, 2008.
Debt
We apply the provisions of accounting updates described in ASC 470, Debt Topic, effective January 1, 2009, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) were not previously addressed ASC 470 and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This is effective for fiscal years and interim periods beginning after December 31, 2008. Adoption of this accounting update did not affect our financial condition, results of operations or cash flows.
Business Combinations
We apply the provisions of accounting described in ASC 805, Business Combinations Topic, to business combinations occurring after January 1, 2009. This requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Adoption of this accounting change did not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
Consolidation
We adopted the provisions of accounting described in ASC 810, Consolidation Topic, on January 1, 2009, which requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Refer to Note 10 for further discussion on the adoption of the changes described in ASC 810.
We will adopt further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing the consolidation of a variable interest entity and require ongoing reassessments for consolidation. We are currently evaluating the impact on our consolidated financial statements.
Derivatives and Hedging
We adopted certain accounting disclosures described in ASC 815, Derivative and Hedging Topic, for our year end consolidated financial statements as of December 31, 2008. This requires enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. The adoption did not have an effect on our financial condition, results of operations or cash flows.
We adopted accounting changes described in ASC 815, Derivative and Hedging Topic, effective January 1, 2009, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements. Since changes required as of January 1, 2009 required only additional disclosures concerning derivatives and hedging activities, adoption did not affect our financial condition, results of operations or cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fair Value Measurements and Disclosures
We adopted accounting updates included in ASC 820, Fair Value Measurements and Disclosures Topic, as of April 1, 2009, which provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of these updates did not have a material effect on our financial condition, results of operations and cash flows.
In August 2009, the FASB issued accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic – Measuring Liabilities at Fair Value, which provides clarifying guidance for determining the fair value of a liability. We will adopt this accounting update on October 1, 2009 and do not expect this update to have a material effect on our financial condition, results of operations or cash flows.
In September 2009, the FASB issued accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The accounting updates in this topic permit an investment that has the characteristics of an investment company and has no readily determinable fair value to be measured based on the net asset value per share of the investment. The accounting updates also require disclosure by major category of investment about the attributes of the investment, the nature of any redemption restrictions on the investment, any unfunded commitments we have pertaining to the investment and the investment strategies of the underlying investees. We will adopt the provisions contained in the accounting update in the fourth quarter of 2009 and do not expect there to be a material effect on our financial condition, results of operations or cash flows.
Subsequent Events
We adopted accounting described in ASC 855, Subsequent Events Topic, as of our financial period ended June 30, 2009, requiring that management evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued and determining the circumstances under which such events or transactions must be recognized in the financial statements. The adoption did not have an effect on our financial condition, results of operations or cash flows.
Transfers and Servicing
We adopted accounting updates included in ASC 860, Transfers and Servicing Topic, effective January 1, 2009, which require an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met. The updates to ASC 860 are to be applied prospectively for new transactions entered into after the adoption date. The adoption did not have a material effect on financial condition, cash flows or results of operations.
We will adopt further accounting changes described in ASC 860, Transfers and Servicing Topic, as of January 1, 2010, which eliminate the concept of a qualifying special purpose entity, require that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarify the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulate that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and define participating interests and provides guidance on derecognizing participating interests. We are currently evaluating the impact on our consolidated financial statements.

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

	Daily VaR (1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at						Average VaR 3 Months Ended
Risk Categories	9/30/09		6/30/09		3/31/09		9/30/09		6/30/09		3/31/09
Interest Rates		$4.07		$5.95		$2.99		$6.39		$5.64		$3.96
Equity Prices		$8.08		$2.61		$3.59		$4.86		$3.20		$2.28
Currency Rates		$0.79		$1.09		$0.20		$0.70		$0.32		$0.24
Commodity Prices		$1.35		$1.16		$0.87		$1.44		$0.95		$0.68
Diversification Effect[2]	-$	4.82	-$	4.40	-$	3.31	-$	5.88	-$	3.94	-$	2.71

Firmwide		$9.47		$6.41		$4.34		$7.51		$6.17		$4.45

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	9/30/09		6/30/09		3/31/09
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$10.55	$3.52	$7.68	$4.00	$5.79	$2.51
Equity Prices	$10.69	$2.16	$7.54	$1.71	$5.20	$1.13
Currency Rates	$1.52	$0.18	$1.09	$0.06	$0.46	$0.06
Commodity Prices	$3.50	$0.80	$1.68	$0.40	$1.36	$0.29
Firmwide	$11.54	$5.12	$8.26	$4.15	$6.43	$3.48

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $7.51 million during the third quarter of 2009 increased from the $6.17 million average during the second quarter of 2009 due mainly to an increase in exposure to equity prices and interest rates, given the expansion of our fixed income businesses.
The following table presents our daily VaR over the last four quarters:
Daily VaR Trend
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated no outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the third quarter of 2009. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue, excluding fees, commissions, and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the third quarter of 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “Third Quarter 2009 vs. Third Quarter 2008 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.
During the quarter ended September 30, 2009, we changed the groupings of the Daily Trading Revenue histogram. Previously, daily trading revenue was grouped in $1 million increments ranging from $(2) million to $4 million. As of September 30, 2009, the grouping is presented in $2 million increments ranging from $(4) million to $10 million. This presentation provides more information across the distribution by reducing the maximum number of days in any single bucket.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
We, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The enforcement division of FINRA has advised us that it has made a preliminary determination to bring an enforcement action against us alleging a number of violations of FINRA and SEC rules relating to our activities in ARS. In accordance with FINRA procedures, we have an opportunity to explain why we believe an action is not appropriate. If we are unable to explain why no such action should be brought or otherwise to reach a satisfactory resolution with FINRA, we intend to vigorously defend our position.
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

			(c) Total Number of
	(a) Total	(b)	Shares Purchased as	(d) Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs(2)(3)	Plans or Programs
July 1 – July 31, 2009	7,188	$21.16	—	10,416,304
August 1 – August 31, 2009	2,022,701	$22.55	1,961,000	8,455,304
September 1 – September 30, 2009	1,501,804	$23.73	1,500,304	6,955,000

Total	3,531,693		3,461,304

(1)	We repurchased an aggregate of 70,389 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our share-based compensation plans which allow participants to use shares to pay the exercise price of options exercised and to use shares to satisfy tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our share-based compensation plans.

(2)	On July 26, 2005, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an aggregate of 3,000,000 shares of our common stock. After giving effect to the 2-for-1 stock split effected as a stock dividend on May 15, 2006, this authorization increased to 6,000,000 shares.

(3)	On January 23, 2008, we issued a press release announcing the authorization by our Board of Directors to repurchase, from time to time, up to an additional 15,000,000 shares of our common stock

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits
Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1	Purchase Agreement, dated September 22, 2009, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., BNY Mellon Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., and Keefe, Bruyette & Woods, Inc. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 24, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: November 5, 2009	By:	/s/ Peregrine C. Broadbent Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)