Form 10-K
period 2009-12-31
JEFFERIES GROUP INC /DE/
filed 2010-02-26
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 1-14947

JEFFERIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4719745 (I.R.S. Employer Identification No.)

520 Madison Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code:
(212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.0001 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,375,273,819 as of June 30, 2009.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 171,528,479 shares as of the close of business February 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant’s Definitive Proxy Statement with respect to the 2010 Annual Meeting of Stockholders to be held on May 18, 2009 to be filed with the SEC is incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV herein on page 109.

JEFFERIES GROUP, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business.

Introduction

Jefferies Group, Inc. and its subsidiaries (“we” or “us”) operate as a major global securities and investment banking firm serving companies and their investors. We provide investors fundamental research and trade execution in equity, equity-linked and fixed income securities, including investment grade corporate bonds, high yield and distressed securities, government and agency securities, mortgage- and asset-backed securities, municipal securities, bank loans, leveraged loans, and emerging markets debt, as well as derivatives and engage in securities financing and commodities derivative trading activities. We offer companies capital markets, merger and acquisition, restructuring and other financial advisory services. We also provide certain asset management services and products to institutions and other investors.

Our principal operating subsidiary, Jefferies & Company, Inc. (“Jefferies”), was founded in the U.S. in 1962 and our principal international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. Since 2000, we have pursued a strategy of continued growth and diversification, whereby we have sought to increase our share of the business in each of the markets we serve, while at the same time expanding the breadth of our activities in an effort to mitigate the cyclical nature of the financial markets in which we operate. Our growth plan has been achieved through internal growth supported by the ongoing addition of experienced personnel in targeted areas, as well as the acquisition from time to time of complementary businesses.

As of December 31, 2009, we had 2,628 employees. We maintain offices in more than 25 cities throughout the world and have our executive offices located at 520 Madison Avenue, New York, New York 10022. Our telephone number is (212) 284-2550 and our Internet address is jefferies.com.

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

Business Segments

We currently operate in two business segments, Capital Markets and Asset Management. The Capital Markets reportable segment includes our securities trading (including the results of our partially-owned subsidiary, Jefferies High Yield Trading, LLC) and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services. The Capital Markets segment comprises many businesses, with many interactions among them. The Asset Management segment is primarily comprised of operating activities related to our asset management businesses.

Financial information regarding our reportable business segments as of December 31, 2009, 2008 and 2007 is set forth in note 18 of the Notes to Consolidated Financial Statements, titled “Segment Reporting” and is incorporated herein by reference.

Our Businesses

Capital Markets

Our Capital Markets activity includes our securities execution activities, including sales, trading and research in equities, equity-linked, and fixed income securities, including investment grade corporate bonds, high yield and distressed securities, government and agency securities, mortgage- and asset-backed securities, municipal securities, bank loans, leveraged loans, and emerging markets debt. Additionally, we provide prime brokerage services, and investment banking advisory services, which include debt, equity, and equity-linked capital raising services and advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. In addition, our Capital Markets activities include securities financing and certain limited proprietary trading activities, as well as commodities derivative trading. We are primarily focused on serving institutional investors and corporations.

Equities

Our Equities business consists of equity research, cash equity sales and trading, electronic trading execution services, equity derivatives, prime brokerage services and securities lending.

Equity Sales and Trading

Our equity research, sales and trading unit is one of the primary foundations of our platform. We engage in listed block trades, NASDAQ market making, bulletin board trading, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio, algorithmic and other electronic trading, as well as trading in American Depository Receipts (“ADR”) and Ordinary Shares. Our clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. We operate a Wealth Management group that focuses on serving smaller institutions, family offices and high net worth individuals. Through our Jefferies Execution Services subsidiary, we provide to our institutional customers agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major exchanges, as well as execution services for over-the-counter securities.

Equity Research

Encompassed within equity sales and trading is equity research and research sales. We provide long- and short-term investment ideas. Our analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.

Equity Derivatives

We offer equity derivatives for investors seeking to manage risk and optimize returns within the equities market. Our professionals have expertise in listed and over-the-counter transactions and products. We focus on serving the diverse needs of our institutional, corporate and wealth management base across multiple product lines, offering listed options, exchange-traded funds, and over-the-counter options and swaps.

Prime Brokerage Services

We offer prime brokerage services to hedge funds, money managers, and registered investment advisors.

Securities Lending

In connection with both trading and brokerage activities, we borrow securities to cover short sales, both in connection with our own trading activities and in connection with prime brokerage services, and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party generally provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.

Fixed Income and Commodities

Our Fixed Income and Commodities business consists of fixed income sales and trading , fixed income research and commodities derivative trading activities.

Fixed Income Sales and Trading

We provide fixed income transaction execution for institutions. In 2009, we continued to strengthen and significantly expand our fixed income sales and trading platform. Our fixed income effort now encompasses the sales and trading of investment grade corporate bonds, government and agency securities, mortgage- and asset-backed securities, municipal bonds, convertible securities and emerging markets debt. In 2009 Jefferies was designated as a Primary Dealer by the Federal Reserve Bank of New York, and Jefferies International Limited, our U.K. regulated broker-dealer, received similar designations in Germany, the United Kingdom, the Netherlands and Portugal.

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

Commodities Derivative Trading

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

High Yield

Our High Yield business consists of sales and trading activities in both the U.S. and Europe in high yield and distressed securities, bank loans, trade claims and other financial instruments and provides research coverage on these types of securities. Within the U.S., our high yield activities are primarily conducted through Jefferies High Yield Trading, LLC, which is a register broker-dealer and a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).

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

Investment Banking

Our Investment Banking Division offers our clients a full range of financial advisory services, as well as equity, debt, and equity-linked capital raising services and encompasses both U.S. and international capabilities.

Capital Markets

Equity and Equity-Linked Financing — We offer direct placements, private equity, private placements, initial public offerings, and follow-on offerings of equity and equity-linked convertible securities.

Debt Capital Markets — We offer a range of debt financing for companies and financial sponsors. We focus on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buy-outs, acquisitions, growth capital financings, mortgage-related and asset-backed securities, municipal securities, public finance, recapitalizations, and Chapter 11 exit financings. Our joint venture loan finance company, Jefferies Finance LLC, has the ability to commit capital for transactions that range between $50 million and $500 million.

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

Recapitalization & Restructuring — We offer advisory services in connection with exchange offers, consent solicitations, capital raising, and distressed mergers and acquisitions. We provide advice and support in the structuring, valuation and placement of securities issued in recapitalizations and restructurings. We represent issuers, bondholders and creditors, as well as buyers and sellers of assets.

Fund Placement — We act as a placement agent for private equity fund sponsors, arranging investments from sophisticated investors throughout North America, Europe, the Middle East, Japan, Singapore and Australia.

Our over 600 investment banking professionals operate in the United States, Europe and Asia, and are organized into industry, product and geographic coverage groups. Industry coverage groups include Aerospace and Defense, CleanTech, Consumer, Energy, Financial Institutions, Gaming, Healthcare, Industrial, Maritime, Technology, Media and Telecommunications, as well as Financial Sponsor Coverage.

Asset Management

We provide investment management services to various private investment funds. In the United States, investment management services are provided through Jefferies Asset Management, LLC (“JAM”) and Jefferies Capital Management, Inc. (“JCM”). Each of JAM and JCM is registered as an investment adviser with the SEC. Our private fund products consist of long-short equity and fixed income funds, including CLOs, that focus on specific strategies. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public. In addition, JAM manages certain portfolios as mandated by client arrangements and management fees are assessed based on an agreed upon notional account value. In Europe, we offer long-only investment solutions in global convertible bonds to pension funds, insurance companies and private banking clients.

Our Sources of Revenues

Commissions

We derive a portion of our revenues from customer commissions and commission equivalents. We charge fees for assisting our domestic and international clients with purchasing and selling securities and other similar products.

Principal Transactions

In the regular course of our business, we take securities positions as a market maker to facilitate customer transactions and for proprietary risk trading. Trading profits or losses and changes in the fair value of our trading inventory are recorded as Principal transactions revenues.

Investment Banking

Investment banking revenues are generated by fees from underwriting revenues and capital markets activities, which include debt, equity, and equity-linked underwriting and placement services, and fees from financial advisory services including advisory assignments on mergers and acquisitions and restructuring transactions.

Interest

We derive a substantial portion of our interest revenues in connection with our securities borrowed / securities lending and repo activity. We also earn interest on our securities portfolio, on our operating and segregated balances, on our margin lending activity and on certain of our investments, including our investment in short-term bond funds.

Competition

As a global securities firm and investment bank, all aspects of our business are intensely competitive. We compete directly with numerous domestic and international competitors, including firms listed in the AMEX Securities Broker/Dealer Index and with other brokers and dealers, investment banking firms, investment advisors, mutual funds, hedge funds, commercial banks and bank holding companies. Many of our competitors have substantially greater capital and resources than we do. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, the relative price of the service and products being offered, bundling of products and services and the quality of service.

Regulation

Regulation In the United States.  The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”), are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by foreign regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business.

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

The events of 2008 and 2009 have led to various suggestions for an overhaul in financial regulation. We continuously monitor these proposed changes in order to assess the potential impact on our business, results and prospects.

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

As of December 31, 2009, Jefferies, Jefferies Execution and JHYT’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$826,438	$777,316
Jefferies Execution	$9,357	$9,107
Jefferies High Yield Trading	$503,666	$503,416

NYSE Regulations.  Our common stock is listed on the New York Stock Exchange (“NYSE”). As a listed company, we are required to comply with the NYSE’s rules and regulations, including rules pertaining to corporate governance matters. As required by the NYSE on an annual basis, in 2009 our Chief Executive Officer, Richard Handler, certified to the NYSE that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

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

Changing conditions in financial markets and the economy could result in decreased revenues, losses or other adverse consequences.

Our net revenues and profits were adversely affected in 2008 by the equity and credit market turmoil. As a global securities and investment banking firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to losses from principal transactions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

•	Increases in credit spreads, as well as limitations on the availability of credit, such as occurred during 2008, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.

•	New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect our profits.

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

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally FINRA and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by regulatory bodies, state securities commissions and state attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering, record-keeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by the CFTC and the NFA. The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. The events of the past few years have led to various suggestions for an overhaul in financial regulation. Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our mode of operation and our profitability. Furthermore, legislative or regulatory changes that increase capitalization requirements or impose leverage ratio requirements may adversely affect our ability to maintain or grow our business. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and FINRA’s Trade Reporting and Compliance Engine, or TRACE, has affected and could continue to affect our trading revenue.

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

Our executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement. We maintain offices throughout the world including New York, Stamford, Jersey City, London, and Los Angeles. In addition, we maintain back-up facilities with redundant technologies in Dallas. We lease all of our office space, which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see notes 1 and 16 of the Notes to Consolidated Financial Statements.

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

	High	Low

2009
Fourth Quarter	$30.99	$22.12
Third Quarter	27.60	17.82
Second Quarter	22.63	13.28
First Quarter	15.28	8.04
2008
Fourth Quarter	$22.60	$7.97
Third Quarter	29.00	13.19
Second Quarter	20.58	14.06
First Quarter	23.08	13.68

There were approximately 1,425 holders of record of our common stock at February 16, 2010. Our transfer agent is American Stock Transfer & Trust Company, LLC and their address is 59 Maiden Lane, Plaza Level, New York, NY 10038.

The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

Cash dividends per share of common stock (declared and paid):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009	—	—	—	—
2008	$0.125	$0.125	—	—

On January 19, 2010, our Board of Directors declared a quarterly dividend of $0.075 in cash per share of common stock payable on March 15, 2010 to stockholders of record as of February 16, 2010.

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total	(b)	Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)(3)	Programs

October 1 — October 31, 2009	1,324,456	21.24	850,000	6,150,000
November 1 — November 30, 2009	1,754,317	25.16	1,750,000	4,400,000
December 1 — December 31, 2009	1,400,265	23.64	1,400,000	15,000,000

Total	4,479,038		4,000,000

(1)	We repurchased an aggregate of 479,038 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of certain options exercised and to use shares to satisfy certain tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On January 23, 2008, we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an additional 15,000,000 shares of our common stock.

(3)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

Shareholder Return Performance Presentation

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our common stock, after consideration of all relevant stock splits during the period, against the cumulative total return of the Standard & Poor’s 500 and Standard & Poor’s 500 Financials Indices for the period of five fiscal years, commencing January 1, 2005 (based on prices at December 31, 2004), and ending December 31, 2009 (normalized so that the value of our common stock and each index was $100 on December 31, 2004).

	2004	2005	2006	2007	2008	2009
Jefferies Group, Inc.	100	113	137	120	74	125
S&P 500	100	105	121	128	81	102
S&P 500 Financials	100	107	127	103	46	54

Item 6.	Selected Financial Data.

The selected data presented below as of and for each of the years in the five-year period ended December 31, 2009, are derived from the Consolidated Financial Statements of Jefferies Group, Inc. and its subsidiaries. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Annual Report on Form 10-K. On April 18, 2006, we declared a 2-for-1 split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two-for-one stock split. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Earnings Statement Data
Revenues:
Commissions	$512,293	$611,823	$524,716	$439,456	$403,766
Principal transactions	843,851	(80,192)	221,259	309,227	192,666
Investment banking	474,315	425,887	750,192	540,596	495,014
Asset management fees and investment income (loss) from managed funds	35,887	(52,929)	23,534	109,550	82,052
Interest	567,438	749,577	1,174,883	528,882	304,053
Other	38,918	28,573	24,311	35,497	20,322

Total revenues	2,472,702	1,682,739	2,718,895	1,963,208	1,497,873
Interest expense	301,925	660,964	1,150,805	505,606	293,173

Net revenues	2,170,777	1,021,775	1,568,090	1,457,602	1,204,700
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	37,248	(69,077)	4,257	—	—

Net revenues, less mandatorily redeemable preferred interest	2,133,529	1,090,852	1,563,833	1,457,602	1,204,700

Non-interest expenses:
Compensation and benefits	1,195,971	1,522,157	946,309	791,255	669,957
Floor brokerage and clearing fees	89,337	69,444	71,851	62,564	46,644
Technology and communications	141,233	127,357	103,763	80,840	67,666
Occupancy and equipment rental	72,824	76,255	76,765	59,792	47,040
Business development	37,614	49,376	56,594	48,634	42,512
Other	80,929	126,524	67,074	65,863	62,474

Total non-interest expenses	1,617,908	1,971,113	1,322,356	1,108,948	936,293

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	515,621	(880,261)	241,477	348,654	268,407
Income taxes	199,041	(290,249)	93,178	137,541	104,089

Earnings (loss) before cumulative effect of change in accounting principle, net	316,580	(590,012)	148,299	211,113	164,318
Cumulative effect of change in accounting principle, net	—	—	—	1,606	—

Net earnings (loss)	316,580	(590,012)	148,299	212,719	164,318
Net earnings (loss) to noncontrolling interest	36,537	(53,884)	3,634	6,969	6,875

Net earnings (loss) to common shareholders	$280,043	$(536,128)	$144,665	$205,750	$157,443

Earnings per common share:
Basic —
Earnings (loss) before cumulative effect of change in accounting principle, net	$1.39	$(3.27)	$0.93	$1.37	$1.12
Cumulative effect of change in accounting principle, net	—	—	—	0.01	—

Net earnings (loss) per common share	$1.39	$(3.27)	$0.93	$1.38	$1.12

Diluted —
Earnings (loss) before cumulative effect of change in accounting principle, net	$1.38	$(3.27)	$0.92	$1.35	$1.10
Cumulative effect of change in accounting principle, net	—	—	—	0.01	—

Net earnings (loss) per common share	$1.38	$(3.27)	$0.92	$1.36	$1.10

Weighted average common shares:
Basic	200,446	166,163	141,515	133,898	123,646
Diluted	204,572	166,163	141,903	138,670	126,392
Cash dividends per common share	—	$0.25	$0.50	$0.42	$0.26

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Selected Balance Sheet Data
Total assets	$28,189,271	$19,978,685	$29,793,817	$17,825,457	$12,780,931
Long-term debt	$2,729,117	$1,764,274	$1,764,067	$1,168,562	$779,873
Mandatorily redeemable convertible preferred stock	$125,000	$125,000	$125,000	$125,000	—
Mandatorily redeemable preferred interest of consolidated subsidiaries	$318,047	$280,923	$354,316	—	—
Total common stockholders’ equity	$2,308,589	$2,121,271	$1,761,554	$1,581,087	$1,286,850
Shares outstanding	165,638	163,216	124,453	119,547	116,220
Other Data (Unaudited)
Common book value per share(1)	$13.94	$13.00	$14.15	$13.23	$11.07

(1)	See “Analysis of Financial Condition and Capital Resources” in Item 7 of this Annual Report on Form 10-K for further information regarding our book value and stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

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

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements. Current economic conditions increased the risks and complexity of the judgments in these estimates.

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2009 and 2008 (in thousands of dollars):

	December 31, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$1,500,042	$1,360,528	$945,747	$739,166
Corporate debt securities	2,421,704	1,909,781	1,851,216	1,578,395
Government, federal agency and other sovereign obligations	1,762,643	1,735,861	447,233	211,045
Mortgage and asset backed securities(1)	3,079,865	21,474	1,035,996	—
Loans and other receivables	591,208	363,080	34,407	—
Derivatives	62,117	18,427	298,144	220,738
Investments	70,156	—	75,059	—
Other	—	—	—	223

	$9,487,735	$5,409,151	$4,687,802	$2,749,567

(1)	A portion of our mortgage- and asset-backed securities inventory has been economically hedged through the forward sale of such securities with the execution of to-be-announced (“TBA”) securities with a notional amount outstanding of $1,983.6 million and $534.0 million at December 31, 2009 and 2008, respectively. TBA securities had a net asset fair value of $27.7 million and $1.7 million at December 31, 2009 and 2008, respectively, and are included in Mortgage- and asset-backed securities in our Consolidated Statement of Financial Condition.

Fair Value Hierarchy — In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs as follows:

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

The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a non-active market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted exchange price, which is generally obtained from pricing services. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds, agency and non-agency mortgage-backed securities and to-be-announced (“TBA”) securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Additionally, investments in entities that have the characteristic of an investment company are valued based on the investments’ net asset value calculated based on the fair value of an entity’s underlying assets and liabilities unless the investment is held in a trading portfolio. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and certain mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments and commercial loans, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.

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

At December 31, 2009 and 2008, the measurements of our cash products and derivative products at fair value were based on the following:

	Financial	Financial
Valuation Basis at	Instruments	Instruments Sold,
December 31, 2009	Owned	Not Yet Purchased

Exchange closing prices	15%	25%
Recently observed transaction prices	2%	2%
Data providers/pricing services	55%	48%
Broker quotes	12%	23%
Valuation techniques	16%	2%

	100%	100%

	Financial	Financial
Valuation Basis at	Instruments	Instruments Sold,
December 31, 2008	Owned	Not Yet Purchased

Exchange closing prices	14%	21%
Recently observed transaction prices	1%	7%
Data providers/pricing services	70%	68%
Broker quotes	2%	1%
Valuation techniques	13%	3%

	100%	100%

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

Certain cash products and derivative products trade infrequently and therefore have little price transparency. As a result, we may use alternative valuation techniques or valuation models as methods for determining fair value. When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instruments classes:

Financial Instrument Classes	Valuation Techniques

Equity securities and convertible bonds	Valuations based on pending transactions involving the issuer or comparable companies, subsequent financings or recapitalizations, changes in financial ratios and cash flows of the underlying issuer and prices of comparable securities
High-yield corporate bonds	Valuations based on pending transactions involving the issuer or comparable companies, subsequent financings or recapitalizations, changes in financial ratios and cash flows of the underlying issuer and prices of comparable securities
Non-agency mortgage-backed and other asset-backed securities	Benchmarked to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets
Auction rate securities	Benchmarked to transactions and market prices of comparable securities and adjusted for projected cash flows and security structure, where appropriate *
Corporate bank and other commercial loans and other receivables	References to prices for other debt instruments of the same issuer; estimates of expected future cash flows incorporating assumptions regarding creditor default and/or recovery
Investments in hedge funds, funds of funds and certain private equity funds	Net asset values**
Investments in certain private equity funds	Discounted cash flow techniques
OTC equity and commodity options and equity warrants	Black-Scholes and comparable simulation models
Interest rate, credit default, commodity and total return swaps and foreign exchange forward contracts	Modeling, primarily involving discounted cash flows, which incorporate observable inputs related to interest rate curves, commodity indices, equity prices and volatilities, foreign currency spot curves and credit spreads of the underlying credit

*	Prior to the second quarter of 2009, a valuation technique utilizing an internal methodology based on projected cash flows discounted for lack of liquidity was applied in determining fair value.

**	Prior to the fourth quarter of 2009, net asset values of investments used for determining fair value were adjusted for redemption restrictions where appropriate. Upon the adoption of Accounting Standard Update 2009-12 on October 1, 2009, no adjustments are made to reported net asset values for these investments. The impact of this change was not material to the valuation of this asset class on October 1, 2009.

Level 3 Assets and Liabilities — Total level 3 assets were $883.7 million and $469.4 million as of December 31, 2009 and 2008, respectively, and represented approximately 9% and 10%, respectively, of total assets measured at fair value. Level 3 assets, for which the firm bears no economic exposure, were $504.6 million and $323.1 million as of December 31, 2009 and 2008, respectively. Level 3 liabilities were $357.3 million and $11.7 million as of December 31, 2009 and 2008, respectively, and represented approximately 7% and 0.4%, respectively, of total liabilities measured at fair value. While our financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value. At December 31, 2009 and 2008, Level 3 financial instruments were comprised of the following asset and liability classes:

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(In thousands)

Loans and other receivables	$506,542	$107,929	$352,420	$—
Mortgage and asset-backed securities	139,821	65,154	—	—
Corporate debt securities	66,728	165,248	—	3,515
Investments	65,564	75,059	—	—
Auction rate securities	50,340	10,579	—	—
Corporate equity securities	43,042	43,227	—	—
Collateralized debt obligations	9,570	2,179	—	—
Derivatives	1,909	—	4,926	8,197
Foreign government issued securities	196	—	—	—

Total Level 3 financial instruments	883,712	469,375	357,346	11,712
Level 3 financial instruments for which the firm bears no economic exposure	(379,153)	(146,244)	—	—

Level 3 financial instruments for which the firm bears economic exposure	$504,559	$323,131	$357,346	$11,712

During the year ended December 31, 2009, we had transfers of assets of $143.8 million from Level 2 to Level 3 and transfers of $126.1 million from Level 3 to Level 2. Transfers of assets from Level 2 to Level 3 during the year ended December 31, 2009 were primarily related to corporate debt securities where observable transaction data became less available for the specific class of securities in inventory that were transferred, some high yield corporate bond positions as market quotes became less observable as of the third quarter due to less frequent or nominal market activity and the opaqueness of observable credit spreads, and residential mortgage-backed securities where observable transaction data became less observable. Transfers of assets from Level 3 to Level 2 for the year ended December 31, 2009 were primarily related to high yield corporate bonds for which pricing information, including observed trading activity and recently executed transactions, provided transparency for purposes of determining fair values, and residential mortgage-backed securities and government-insured mortgage loans. During the year ended December 31, 2009, we had transfers of liabilities of $3.0 million from Level 2 to Level 3 and transfers of liabilities of $5.1 million from Level 3 to Level 2. Net gains on Level 3 assets of $43.3 million for the year ended December 31, 2009 are attributed primarily to increases in the fair value of certain mortgage-backed securities, partially offset by equity warrants and certain equity securities due to declining underlying equity prices and increased market volatility, declines in the pricing for certain corporate debt securities and net writedowns on auction rate securities as market-based pricing levels and redemptions dampened in the second quarter of 2009. Net gains on Level 3 liabilities were $2.3 million for the year ended December 31, 2009.

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

Controls Over the Valuation Process for Financial Instruments — Our valuation team, independent of the trading function, plays an important role in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. Where a pricing model is used to determine fair value, these control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

Goodwill

As a result of acquisitions, we have acquired goodwill. Our goodwill balance of $364.8 million at December 31, 2009 is wholly attributed to our Capital Markets segment, which is our reporting unit. At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the marketplace. We completed our annual impairment test as of September 30, 2009 and no impairment was identified.

Compensation and Benefits

The use of estimates is important in determining compensation and benefits expenses for interim periods. A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual total compensation among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the timing of expense recognition. Our fourth quarter of 2009 reflects the actual total compensation and benefits we expect to pay for the full year.

Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except
	for per share amounts)

Net revenues, less mandatorily redeemable preferred interest	$2,133,529	$1,090,852	$1,563,833
Non-interest expenses	1,617,908	1,971,113	1,322,356
Earnings (loss) before income taxes	515,621	(880,261)	241,477
Income tax expense (benefit)	199,041	(290,249)	93,178
Net earnings (loss)	316,580	(590,012)	148,299
Net earnings (loss) to noncontrolling interests	36,537	(53,884)	3,634
Net earnings (loss) to common shareholders	280,043	(536,128)	144,665
Earnings (loss) per diluted common share	$1.38	$(3.27)	$0.92
Effective tax rate	39%	33%	39%

Our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007 include the effect of the adoption of the provisions of accounting described in ASC 810, Consolidation Topic and ASC 260, Earnings per Share Topic on January 1, 2009. The results of operations and earnings per share information for 2008 and 2007 have been retrospectively adjusted to conform with these new accounting pronouncements. For further discussion, see Note 11, “Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries,” and Note 14, “Earnings Per Share,” in our consolidated financial statements.

Net revenues, less mandatorily redeemable preferred interest, for 2009 increased 96% to a record $2,133.5 million as compared to $1,090.9 million for 2008 due to substantial increases in revenues across almost all product areas. Non-interest expenses of $1,617.9 million for 2009 reflected a decrease of 18% over the comparable 2008 period primarily attributable to decreases in compensation and benefit costs and other expenses, which included certain significant items in 2008, partially offset by increases in floor brokerage and clearing fees and technology and communications expenses.

Net revenues, less mandatorily redeemable preferred interest, for 2008 declined 30% from $1,563.8 million in 2007 to $1,090.9 million as challenging market conditions negatively affected our operations. Non-interest expenses of $1,971.1 million for 2008 increased 49% from $1,322.4 million in 2007 primarily due to increased compensation and benefit costs, including certain significant items, increased technology and communication costs and losses incurred due to the bankruptcies of Lehman Brothers and Landsbankinn and other bad debt expenses.

The effective tax rate was 39% for 2009, an increase in comparison to an effective tax rate of 33% for 2008. The increase in our effective tax rate for the year ended December 31, 2009 as compared to 2008 is attributable to a marginally higher increase in the balance of unrecognized tax benefits coupled with the 2008 effective tax rate having been driven down by a loss to non-controlling interests in 2008. The effective tax rate for 2007 was 39%.

On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa was merged into Jefferies & Company and our consolidated results of operations for the year ended December 31, 2009 include these municipal securities activities since the date of acquisition. See Note 7, “Acquisitions,” in our consolidated financial statements for further information regarding the acquisition of Depfa.

Effective June 18, 2009, Jefferies & Company, our wholly-owned subsidiary and a U.S. regulated broker-dealer, was designated a Primary Dealer by the Federal Reserve Bank of New York (“FRBNY”). As a Primary Dealer, Jefferies & Company, is a counterparty to FRBNY in its open market operations, participates directly in U.S. Treasury auctions and provides market information and analysis to the trading desks at the FRBNY. Similarly, during the second half of 2009 and early 2010, Jefferies International Limited, our wholly-owned subsidiary and a U.K. regulated broker-dealer, was designated in similar capacities for government bond issues in the United Kingdom, Germany, the Netherlands and Portugal, further expanding our global rates business.

At December 31, 2009, we had 2,628 employees globally compared to 2,270 at December 31, 2008 and 2,568 employees at December 31, 2007.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K.

Revenues by Source

The Capital Markets reportable segment includes our traditional securities trading activities and our investment banking and capital raising activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various equity, fixed income, and high yield products and advisory services. The Capital Markets segment comprises many businesses, with many interactions among them. In addition, we choose to voluntarily disclose the Asset Management segment, even though it is currently an “immaterial non-reportable” segment.

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis because the Asset Management segment is immaterial as compared to the consolidated Results of Operations. Beginning with the first quarter of 2009, the net revenues presented for our equity, fixed income and high yield businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense generated by the respective sales and trading activities, which is a function of the mix of each business’ assets and liabilities and the underlying funding requirements of such positions. Reclassifications have been made to our previous presentation of Revenues by Source for the years ended December 31, 2008 and 2007 to conform to the current presentation.

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions. The following provides a summary of Revenues by Source for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
			(In thousands)

Equities	$468,161	22%	$529,709	52%	$639,058	41%
Fixed income and commodities(1)	978,011	45	289,823	28	128,091	8
High yield(2)	206,731	9	(170,715)	(17)	27,215	2
Other	7,672	1	—	—	—	—

Total	1,660,575	77	648,817	63	794,364	51
Investment banking	474,315	22	425,887	42	750,192	48
Asset management fees and investment income from managed funds(3):
Asset management fees	28,512	1	19,612	2	28,533	2
Investment income (loss) from managed funds	7,375	—	(72,541)	(7)	(4,999)	—

Total	35,887	1	(52,929)	(5)	23,534	2

Net revenues	2,170,777	100%	1,021,775	100%	1,568,090	100%
Interest on mandatorily redeemable preferred interest	37,248		(69,077)		4,257

Net revenues, less mandatorily redeemable preferred interest	$2,133,529		$1,090,852		$1,563,833

(1)	Fixed income and commodities revenues is primarily comprised of investment grade corporate bonds, mortgage-backed securities, government and agency securities, municipal bonds, emerging markets debt, convertible securities and commodities product revenues.

(2)	High yield revenues is comprised of revenue generated by our high yield secondary market trading activities during 2008 and the second, third, and fourth quarter of 2007 and revenue generated by our pari passu share of high yield revenue during the first quarter of 2007.

(3)	First quarter 2007 amounts include asset management revenue from high yield funds. Effective April 2, 2007, we do not record asset management revenue associated with these activities.

Net Revenues

2009 v. 2008 — Net revenues for the year ended December 31, 2009 were a record $2,170.8 million, more than double 2008 net revenues of $1,021.8 million. The increase was primarily due to increases of 237% in fixed income and commodities revenues, 11% in investment banking revenues and 168% in asset management revenues and an increase in high yield revenues to $206.7 million in 2009 from negative revenues of $170.7 million in 2008 as we enhanced and developed our diversified businesses throughout 2009, partially offset by a 12% decline in equities revenues as compared with the prior year.

2008 v. 2007 — Net revenues for the year ended December 31, 2008 were $1,021.8 million, a decrease of 35%, as compared to net revenues of $1,568.1 million for 2007. The decrease was primarily due to decreases in equities revenues of $109.3 million, investment banking revenues of $324.3 million, high yield revenues of $197.9 million and asset management revenues of $76.5 million as we experienced significantly unfavorable market conditions as compared with the prior year; partially offset by an increase in fixed income and commodities revenues of $161.7 million due to continued expansion of our fixed income business throughout 2008.

Interest on mandatorily redeemable preferred interests represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.

Equities Revenues

Equities revenues are comprised of equity commissions and principal transactions revenue, correspondent clearing, prime brokerage services, electronic trading and execution product revenues and alternative investment revenues.

2009 v. 2008 — Total equities revenues were $468.2 million and $529.7 million, respectively, in 2009 and 2008, representing a 12% decrease from 2008. The decrease in 2009 equities revenues as compared to 2008 was primarily driven by declines in revenues from our U.S. cash equities and securities lending businesses and declines in the trading results from certain principal equity trading strategies, which performed particularly well given market volatility in 2008. The decrease in revenues generated by our cash equities business is reflective of a decrease in customer trading volume, some of which reflects the direction of customer flow to electronic trading activities, and the decline in revenues generated by our securities lending business is primarily attributed to the low short-term interest rates prevailing throughout the year. Revenues from prime brokerage services and electronic trading activities were up as compared to 2008 as market share and customer balances continued to grow. Equities revenues in 2008 were negatively impacted by writedowns on certain equity block trading activities due to the sharp overall decline in the equity markets and losses on our equity method investment in Jefferies Finance, LLC, which performed markedly better in 2009.

2008 v. 2007 — Total equities revenue was $529.7 million and $639.1 million, respectively, in 2008 and 2007, representing a 17% decrease from 2007, primarily driven by principal transaction losses due to trading volatility and net write downs in equity trading, partially offset by an increase in our cash equity customer sales and trading and securities lending businesses. Equities revenues generated in our customer businesses in 2008 were reflective of higher trading volumes, including better contributions from derivative equity products. Increased volatility in the global equity markets and higher frequency trading resulted in increased principal transaction revenues in 2008 for certain trading strategies, which was offset by principal transaction losses on certain equity investments and block trading activities due to the sharp overall declines in the equity markets, including losses on our equity method investment in Jefferies Finance, LLC.

Fixed Income and Commodities Revenues

Fixed income and commodities revenues are primarily comprised of commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, convertible securities, and commodities trading activities.

2009 v. 2008 — Fixed income and commodities revenues were a record $978.0 million, up from revenues of $289.8 million in 2008. The significantly higher revenues for 2009 reflected the continued growth of our fixed income businesses with strong contributions from our corporate bond, mortgage-backed securities, government and agencies, emerging markets, and convertible debt trading businesses and the addition of municipal bond trading activities as a result of our acquisition of Depfa in March 2009, nominally offset by lower commodities revenues. Corporate bond revenues were up substantially over the prior comparable period benefiting from continued growth in market share and record volume for the year. This resulted in increased principal transactions trading revenues, predominantly arising from customer flow business, partially muted by tightening credit spreads in the latter part of 2009. Significant increases in mortgage-backed securities revenues were driven by higher levels of customer trading volume, contributions from the ramp up of our international mortgage trading efforts and certain exceptional trading opportunities, as well as net interest revenue contributions from the yield on mortgage-backed securities trading inventory throughout the greater part of 2009. Increases in revenues from our government and agencies business also were driven by greater volumes with the expansion of our platform, including in connection with our role as a U.S. Primary Dealer beginning in June 2009. Emerging markets revenues included strong profits from its principal transactions activities, as both volumes and market share grew, assisted by trading opportunities from new issuances and sovereign debt restructurings, partly impacted by tightening yields during the year and reduced trading flows in the fourth quarter for particular issues due to specific country events. Growth in convertible securities commissions and principal trading revenues for 2009 as compared to 2008 is partly a result of expanding market share and the addition of sales and trading personnel and is reflective of improved results from 2008, which was characterized by net principal transaction losses given the difficult market conditions and high market volatility for the sector in 2008.

2008 v. 2007 — Fixed income and commodities revenues were $289.8 million, more than double from revenues of $128.1 million for 2007. The increased revenues for 2008 reflected the continued growth of our fixed income businesses due to increased customer flow in our corporate bond, emerging markets, government and agencies, and mortgage-backed securities trading businesses, in part due to declining competition and our focused efforts to grow our business in certain fixed income asset classes that have strong client demand. Fixed income customer trading revenues were partially offset by net principal transaction losses from our convertibles and commodities trading activities given the difficult market conditions and the high market volatility in those sectors for the year and writedowns recognized on our shares in certain commodity exchanges.

High Yield Revenues

High yield revenues are primarily comprised of commissions, principal transactions and net interest revenues from secondary market trading activities in high yield and distressed securities and bank loans.

2009 v. 2008 — High yield revenues were $206.7 million for the year ended December 31, 2009, as compared to negative revenues of $170.7 million for 2008. The increase in revenues was driven primarily by an increase in sales volumes generating higher commission revenue, as well as significant net principal transaction gains, given certain exceptional trading opportunities and overall improved markets. High yield revenues also reflected the expansion of our bank loan trading business throughout 2009, which benefited from increased trading volume as well as favorable market opportunities, partially offset by losses on credit hedges. Considerably higher revenues in 2009 is also reflective of the significant impact of principal transaction losses in 2008 as asset values declined in a severely unfavorable market.

2008 v. 2007 — High yield recognized a loss of $170.7 million for the year ended December 31, 2008, as compared to high yield revenues of $27.2 million for 2007, which is attributed primarily to unrealized principal transaction losses due to deteriorating market conditions, partially offset by increased commission revenues as sales production increased given the market dislocation affecting competitors.

Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 66%, 63% and 50% of such results for the years ended December 31, 2009, 2008 and 2007, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings (loss) to noncontrolling interests in our Consolidated Statements of Earnings.

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

	Year Ended December 31,			% Change	% Change
	2009	2008	2007	2009/2008	2008/2007
	(In thousands)

Capital markets	$282,994	$117,662	$388,675	141%	(70)%
Advisory	191,321	308,225	361,517	(38)%	(15)%

Total	$474,315	$425,887	$750,192	11%	(43)%

2009 v. 2008 — Capital markets revenues totaled $283.0 million for the year ended December 31, 2009, compared to $117.7 million for 2008, reflecting an overall improvement in the capital markets in the second half of 2009 for both debt and equity underwritings, the contribution of our mortgage securities origination platform, the addition of our municipal securities underwriting capabilities during the current year and a meaningful increase in our healthcare investment banking capabilities as of the third quarter of 2009. Revenues from our advisory business of $191.3 million for 2009 were down compared to the prior year revenues of $308.2 million, reflective of the overall decline in closed mergers and transaction volume for these comparative periods as experienced by the investment banking advisory sector as a whole and as compared to strong advisory revenue performance in the first part of 2008. The decline in mergers and acquisition revenues was partially offset by consistently solid revenues generated by our restructuring advisory practice throughout 2009.

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

Asset Management Fees and Investment Income (Loss) from Managed Funds

Asset management revenues include revenues from management, administrative and performance fees from funds and accounts managed by us, revenues from asset management and performance fees from third-party managed funds and investment income (loss) from our investments in these funds. The following summarizes revenues from asset management fees and investment income (loss) for the year ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Asset management fees:
Fixed Income	$6,740	$8,548	$12,129
Equities	2,912	1,430	4,140
Convertibles	17,808	9,619	12,264
Commodities/Real Assets	1,052	15	—

	28,512	19,612	28,533
Investment income (loss) from managed funds(1)	7,375	(72,541)	(4,999)

Total(2)	$35,887	$(52,929)	$23,534

(1)	Of the total investment income (loss) from managed funds, $45,000, $1.7 million and $1.3 million is attributed to noncontrolling interest holders for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	With the reorganization of our high yield secondary market trading activities, we no longer record asset management fees and investment income from managed funds related to these activities as of April 2, 2007. Asset management fees and investment income from managed funds related to our high yield funds of $3.9 million for the first quarter of 2007 are included within these results.

2009 v. 2008 — Asset management fees increased to $28.5 million for the year ended December 31, 2009 as compared to asset management fees of $19.6 million for 2008, primarily as a result of strong performance fee revenue generated by our global convertible bond fund business, solid results from our managed equity funds in the financial services and technology sectors and from fee revenue generated on new commodity managed accounts opened during 2009. Investment income from managed funds totaled $7.4 million for 2009 as compared to an investment loss of $72.5 million for 2008 primarily due to investment revenues generated from portfolio strategies in our convertible bond fund business and improved asset valuations for our managed collateralized loan obligations (“CLOs”) as compared to 2008, partially offset by investment losses in certain private equity funds in 2009. Investments results in 2008 were also negatively impacted by the liquidation of several of our managed funds during 2008.

2008 v. 2007 — Asset management fees declined to $19.6 million for the year ended December 31, 2008 as compared to asset management fees of $28.5 million for 2007, primarily as a result of the liquidation and closure of certain funds managed by us, as well as limited fee revenue generation from other managed funds due to declines in assets under management, partially offset by increased fee income from our managed CLOs. In addition, asset management fees in 2008 reflect a decrease from 2007 as performance from our high yield funds is no longer included within asset management as of April 2, 2007. Investment loss from managed funds totaled $72.5 million for 2008 as compared to an investment loss of $5.0 million for 2007 primarily due to declines in asset valuations experienced by several of our managed funds, particularly within the retail and credit sectors, partially offset by investment revenues generated from portfolio strategies in our managed technology and financial services funds.

Assets under Management

Period end assets under management (based on the fair value of the assets) by predominant asset strategy were as follows (in millions):

	December 31,
	2009	2008

Assets under management(1):
Fixed Income	$1,607	$1,136
Equities	80	85
Convertibles	1,737	1,670

	3,424	2,891

Assets under management by third parties(2):
Private Equity	600	600

	600	600

Total	$4,024	$3,491

(1)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.

On January 29, 2010, contracts to manage CLOs with an asset balance of $1.6 billion as of December 31, 2009, which are included as fixed income assets under management, were sold to Babson Capital Management, LLC. In connection with the sale, we no longer manage the CLOs, but are entitled to receive a portion of the asset management fees for the remaining life of the contracts.

Change in Assets under Management

	Year Ended December 31,
			%
	2009	2008	Change
	(In millions)

Balance, beginning of period	$3,491	$5,575	(37)%

Net cash flow out	(468)	(983)
Net market appreciation (depreciation)	1,001	(1,101)

	533	(2,084)

Balance, end of period	$4,024	$3,491	15%

The net increase in assets under management of $533 million during the year ended December 31, 2009 is primarily attributable to market appreciation of the underlying assets in our global convertible bond funds and in our managed CLOs, partially offset by redemptions from our global convertible bond funds. The decline in assets under management for the year ended December 31, 2008 is primarily due to customer redemptions from our global convertible bond funds and net market depreciation in our managed CLOs and other fixed income funds and our global convertible bond funds due to the deteriorating credit market conditions experienced in 2008.

We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows (in millions):

	December 31,
(Notional Account Value)	2009	2008

Managed Accounts:
Equities	$51	$—
Commodities	509	—

	$560	$—

Change in Managed Accounts

Year Ended
(Notional Account Value)	December 31, 2009
(In millions)

Balance, beginning of period	$—
Net account additions	534
Net account appreciation	26

Balance, end of period	$560

The change in the notional account value of managed accounts for the year ended December 31, 2009 is primarily attributed to the additions of new equity and commodity accounts where the management fees are assessed on the agreed upon notional account value. There was no notional on managed accounts for the years ended December 31, 2008 and 2007.

The following table presents our invested capital in managed funds at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008

Unconsolidated funds(1)	$115,009	$95,728
Consolidated funds(2)	44,441	70,465

Total	$159,450	$166,193

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.

Compensation and Benefits

Compensation and benefits totaled $1,196.0 million, $1,522.2 million and $946.3 million in 2009, 2008 and 2007, respectively. Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions and the amortization of share-based compensation to employees. Employees totaled approximately 2,628, 2,270 and 2,568 at December 31, 2009, 2008 and 2007, respectively. In December 2008, we implemented a new overall compensation strategy that modified the terms of all then outstanding restricted stock and restricted stock unit (“RSUs”) awards of active employees and of future restricted stock and RSUs granted as part of year-end bonus compensation. We modified all then outstanding awards such that employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of other forfeiture provisions of those awards. Under the approved compensation strategy, our practice is that all awards granted as part of year-end compensation contain these provisions. We believe these provisions incorporated in our share-based compensation better manage our employee compensation expense with the related production of revenues by our businesses.

2009 v. 2008 — Compensation and benefits expense totaled $1,196.0 million for the year ended December 31, 2009, a ratio of compensation and benefits to net revenues of 55%. This is in comparison to compensation and benefits expense of $1,522.2 million for the year ended December 31, 2008, with a ratio of compensation and benefits to net revenues of 149%. The decrease in compensation and benefits expense in 2009 as compared to 2008 is primarily the result of expensing in 2008 share-based compensation awarded to employees in previous years of approximately $302.6 million, expenses associated with share-based compensation awards granted to employees in December 2008 of approximately $74.0 million, expenses in 2008 associated with the modification of outstanding employee loans of approximately $33.0 million, and severance costs incurred during 2008 of $71.0 million. These factors that contributed to the net decline in compensation and benefits expense in 2009 as compared to 2008 are partially offset by increases in compensation and benefits expense during 2009 due to added revenue from our expanding fixed income and equity businesses and increased staffing levels both domestically and internationally in connection with our business growth. Compensation and benefits expense in 2009 includes the cost of 100% of the fair value of restricted stock and RSUs granted to employees (other than our two most senior executive officers) as part of year-end bonus compensation. The impact of bank payroll tax legislation proposed by the U.K. and other foreign governments has not been accrued for in 2009, but rather will be expensed in 2010, if enacted; however, our 2009 compensation levels were lowered to absorb this potential future cost.

2008 v. 2007 — Compensation and benefits expense of $1,522.2 million for the year ended December 31, 2008 includes the cost of expensing in 2008 share-based compensation awarded to employees in previous years of approximately $302.6 million, expenses associated with share-based compensation awards granted to employees in December 2008 of approximately $74.0 million, expenses associated with the modification of outstanding employee loans of approximately $33.0 million, and severance costs incurred during 2008 of $71.0 million. Excluding these items, compensation and benefits expense totaled $1,041.6 million for 2008. Compensation and benefits expense of $946.3 million for the year ended December 31, 2007 includes amortization expense associated with share-based compensation awards of $144.4 million, which relates to share-based compensation awards granted in 2007 and previous years. As a result of the removal of the service requirements in connection with the approval of our overall compensation strategy, we accelerated the expensing of any remaining unamortized share-based compensation costs in December 2008 with respect to previously granted awards on the modification date, with a total compensation cost of $302.6 million. Prior to this modification, restricted stock and RSUs awarded to employees were generally subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which was typically five years. As part of our annual compensation process, we granted approximately 5.9 million shares of restricted stock and RSUs to employees in December 2008. As these year-end awards contain termination provisions comparable to the terms of the overall approved compensation strategy, we recognized the full grant date fair value expense associated with these restricted stock and RSUs awards of $74.0 million immediately upon grant date in the current year.

Excluding the impact of modifications to our share-based compensation awards and severance costs, the higher ratio of compensation expense to net revenues for 2008 as compared to 2007 results primarily from weaker than anticipated revenue production from certain business lines in which a minimum level of compensation costs are necessary in order to maintain appropriate personnel levels for competitiveness, as well as commission-based compensation paid in respect of revenue production in certain divisions where revenues include substantial trading losses. Additionally, while we sizably reduced our employee headcount as of December 31, 2008 as compared to the beginning of 2008, during 2008 we made significant hires both domestically and internationally in connection with expanding our mortgage, corporate bond and international equity trading capabilities, which temporarily increases compensation costs as production revenues build.

Additional information relating to issuances pursuant to our employee share-based compensation plans is contained in Consolidated Statements of Changes in Stockholders’ Equity, Share-Based Compensation included in Note 1 of the Notes to the Consolidated Financial Statements, and Compensation Plans included in Note 13 of the Notes to the Consolidated Financial Statements.

Non-Compensation Expenses

2009 v. 2008 — Non-compensation expenses were $421.9 million for 2009, a 6% decrease as compared to 2008, which reflects an increase in floor brokerage and clearing fees due to the level of trading volume throughout most of 2009 and increased technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections. Increases in floor brokerage and clearing fees and technology and communication costs are offset by lower business development expenses and other expenses as a result of the cost-reduction initiatives enacted at the end of 2008. Additionally, the decline in other expenses in comparing 2009 to 2008 is primarily attributed to losses within other expenses in the second half of 2008 incurred in connection with unwinding certain securities lending transactions with Lehman Brothers and Landsbankinn as counterparties and other credit losses attributed to exposures from Lehman Brothers.

2008 v. 2007 — Non-compensation expenses were $449.0 million for 2008, a 19% increase as compared to 2007, which reflects increased technology and communications costs consistent with our expanding business activities and trading platforms, as well as other significant costs incurred in 2008. Included within other expenses are $8 million in non-recoverable legal fees for investment banking transactions that did not close and other bad debt expense items for which were fully reserved at December 31, 2008. Additionally, during 2008 we recognized costs incurred in the unwinding of securities lending transactions with Lehman Brothers and Landsbankinn as counterparties and other credit losses attributed to exposures from Lehman Brothers totaling approximately $20.7 million and we recognized reorganization costs for fixed asset write-offs and lease exit costs of $0.7 million as part of our announced office closings and other structural changes.

Earnings /(Loss) before Income Taxes

Earnings before income taxes was $515.6 million for 2009 up from a (loss) before income taxes of $(880.3) million and earnings before income taxes of $241.5 million for 2008 and 2007, respectively.

Income Taxes

The provision for income taxes was a tax expense of $199.0 million, a tax benefit of $290.2 million and a tax expense of $93.2 million for 2009, 2008 and 2007, respectively. The provision for income taxes resulted in effective tax rates of 39%, 33% and 39%, respectively. The increase in our effective tax rate for the year ended December 31, 2009 is attributable to a marginally higher increase in the balance of unrecognized tax benefits coupled with the 2008 effective tax rate having been driven down by a loss to non-controlling interests in 2008. The decrease in our effective tax rate for the year ended December 31, 2008 as compared to 2007 was as a result of the net loss for the year.

Earnings /(Loss) per Common Share

Diluted net earnings per common share was $1.38 for 2009 on 204,572,000 shares compared to diluted (loss) earnings per common share of $(3.27) for 2008 on 166,163,000 shares and diluted net earnings per common share of $0.92 on 141,903,000 shares for 2007. Convertible preferred stock dividends were not included in the calculation of diluted (loss) earnings per common share for the years ended December 31, 2008 and 2007 due to their anti-dilutive effect on (loss) earnings per common share. See Note 14, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings (loss) per common share.

Mortgage and Loan Inventory Exposures

We have exposure to residential mortgage-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.

The following table provides a summary of these exposures as of December 31, 2009 and 2008 (in millions):

	December 31,
	2009	2008

Residential mortgage-backed agency securities(1)	$2,579	$952
TBA securities(2)	(1,984)	(534)

Net agency mortgage-backed security exposure(2)	595	418
Prime mortgage-backed securities(3)	66	20
Alt-A mortgage-backed securities(4)	239	74
Subprime mortgage-backed securities(4)	50	30
Commercial mortgage-backed securities(5)	85	—
Other mortgage- and asset-backed securities	60	3

Total nonagency mortgage- and asset-backed security exposure	500	127

Total net mortgage- and asset-backed security exposure	$1,095	$545

Mortgage loans and mortgage participation certificates(6)	$66.1	$—
Corporate loans(7)	$508.5	$95.2
Collateralized loan obligation (“CLOs”) certificates(8)	$16.8	$6.3

Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial Instruments Owned in our Consolidated Statements of Financial Condition and represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified primarily within Level 2 of the fair value hierarchy.

(2)	Our exposure to mortgage-backed agency securities is reduced through the forward sale of such loans and securities as represented by the notional amount of outstanding TBA securities at December 31, 2009 and 2008. Such contracts are accounted for at a net fair value of $27.7 million and $1.7 million at December 31, 2009 and 2008, respectively, which are included in Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are primarily classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics.

Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at December 31, 2009 and 2008 are presented at their fair value, are generally classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(5)	Commercial mortgage-backed securities are presented at fair value, are classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(6)	Mortgage loans and mortgage participation certificates are presented at fair value, are classified within Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition. A portion of the participation certificates represent interests in mortgage loans that are U.S. government agency insured.

(7)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and are primarily classified within Level 3 of the fair value hierarchy.

(8)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in CLO vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $9.6 million and $2.1 million are reported at fair value and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy at December 31, 2009 and 2008, respectively, and $7.3 million and $4.2 million are accounted for at fair value and included in Investments in Managed Funds in our Consolidated Statements of Financial Condition at December 31, 2009 and 2008, respectively.

Of our prime, Alt-A and subprime mortgage-backed securities and other asset-backed securities at December 31, 2009, the following table provides further information regarding the credit ratings of the securities and the issue date of the securities:

	Credit Ratings at December 31, 2009
					Below
				BBB+ to	Investment	Private	Total
Vintage Year	AAA	AA+ to AA−	A+ to A−	BBB−	Grade	Placement	Fair Value

2009	—	—	—	—	—	3.0	3.0
2008	13.1	10.4	—	—	—	—	23.5
2007	8.0	0.2	9.0	1.5	42.3	—	61.0
2006	37.8	0.7	1.8	2.6	110.0	—	152.9
2005 and prior	44.6	36.0	27.7	65.5	85.6	0.6	260.0

Total	$103.5	$47.3	$38.5	$69.6	$237.9	$3.6	$500.4

Liquidity, Financial Condition and Capital Resources

Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.

Market conditions, which had been volatile throughout 2008, began to stabilize in the second quarter of 2009, resulting in some tightening of credit spreads and improvements in market liquidity. The availability of financing sources improved as 2009 progressed. During the year ended December 31, 2009, we issued $700 million in ten-year notes and $345 million in convertible senior debentures. Our long-term debt has an average tenor of 11.5 years; we have no scheduled debt maturities until 2012; and we have no short-term borrowings and significant cash balances on hand. We continue to actively manage our liquidity profile and counterparty relationships to ensure ongoing access to both short and longer-term funding.

Our actual level of capital, total assets, and financial leverage are a function of a number of factors, including, asset composition, business initiatives and opportunities, regulatory requirements and cost availability of both long term and short term funding. We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. The liquid nature of these assets provides us with flexibility in financing and managing our business.

Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	December 31,
	2009	2008

Cash and cash equivalents:
Cash in banks	$196,189	$765,056
Money market investments	1,656,978	529,273

Total cash and cash equivalents	1,853,167	1,294,329
Cash and securities segregated(1)	1,089,803	1,151,522

	$2,942,970	$2,445,851

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

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

Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of December 31, 2009 and 2008. Average daily bank loans for the years ended December 31, 2009, 2008 and 2007 were $24.2 million, $94.9 million and $267.1 million, respectively. We have arrangements with various banks for financing of up to $1,000.3 million, including $975.0 million of bank loans and $25.3 million of letters of credit. Of the $1,000.3 million of uncommitted lines of credit, $200.3 million is unsecured and $800.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

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

The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.

•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements on or lower availability of secured funding; (d) client cash withdrawals; (e) the anticipated funding of outstanding investment commitments and (f) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position. Our equity capital of $2,630.1 million, mandatorily redeemable convertible preferred stock of $125.0 million, mandatorily redeemable preferred interest of consolidated subsidiaries of $318.0 million, and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $2,729.1 million comprise our total capital of $5,802.2 million as of December 31, 2009, which exceeded cash capital requirements.

Analysis of Financial Condition and Capital Resources

Financial Condition

As previously discussed, we have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. As our government and agencies fixed income business has expanded during 2009, a greater portion of our securities inventory is comprised of U.S. government and agency securities, for which there is a deep and liquid market. Total assets increased to $28,189.3 million at December 31, 2009 or by 41%, from $19,978.7 million at December 31, 2008 primarily due to an increase in the level of our financial instruments owned inventory, a net increase in our collateralized transaction activity and receivables associated with principal and agency transactions consistent with the higher level of financial instruments owned inventory. The inventory level of our financial instruments owned, including securities pledged to creditors, doubled to $9,487.7 million at December 31, 2009 from $4,687.8 million at December 31, 2008, while our financial instruments sold, not yet purchased also commensurately increased to $5,409.2 million at December 31, 2009 from $2,749.6 million at December 31, 2008. Our securities borrowed and securities purchased under agreements to resell increased on a net basis to $11,753.2 million at December 31, 2009, or by 15%, while our securities loaned and securities sold under agreements to repurchase increased on a net basis to $11,832.0 million at December 31, 2009, or by 18%. During 2009, we issued 8.5% senior unsecured notes, maturing 2019, with an aggregate principal amount of $700 million and received net cash proceeds of $714.9 million. On October 26, 2009, we issued 3.875% convertible senior debentures, maturing in 2029, with an aggregate principal amount of $345 million, each $1,000 debenture convertible into 25.5076 shares of our common stock and received net cash proceeds of $339.6 million.

Common stockholders’ equity increased to $2,308.6 million at December 31, 2009 from $2,121.3 million at December 31, 2008. The increase in our common stockholders’ equity is principally attributed to net earnings to common shareholders of $280.0 million in 2009, net currency translation adjustments as the British pound strengthened against the U.S. dollar in the first half of 2009 and the equity component of our issuance of convertible senior debentures in October 2009, partially offset by repurchases of approximately 14.1 million shares of our common stock during 2009, which increased our treasury stock by $263.8 million, and the impact of a tax deficiency on the deductibility of employee share-based awards upon distribution of the awards to employees, which occurred in the first quarter of 2009 as a result of our stock price being lower at the distribution date than at the initial grant date.

The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (dollars in thousands, except per share data):

	December 31,
	2009	2008

Common stockholders’ equity	$2,308,589	$2,121,271
Less: Goodwill	(364,795)	(358,837)

Tangible common stockholders’ equity	$1,943,794	$1,762,434
Shares outstanding	165,637,554	163,216,038
Outstanding restricted stock units(5)	27,404,347	34,260,077

Adjusted shares outstanding	193,041,901	197,476,115
Common book value per share(1)	$13.94	$13.00

Adjusted common book value per share(2)	$11.96	$10.74

Tangible common book value per share(3)	$11.74	$10.80

Adjusted tangible common book value per share(4)	$10.07	$8.92

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted common tangible book value per share equals tangible common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

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

During 2009, we issued approximately 5.1 million of the granted shares of restricted stock associated with 2008 year-end compensation awards granted on December 31, 2008. This increase in shares outstanding during 2009 was offset by the repurchase of approximately 6.0 million shares at an average price of $12.61 per share, approximately 72,000 shares at an average price of $20.29 per share, approximately 3.5 million shares at an average price of $23.05 per share, and approximately 4.5 million shares at an average price of $23.53 per share during the first, second, third and fourth quarters of 2009, respectively.

On December 30, 2009 we granted 5,384,000 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $23.77 on December 30, 2009. These shares will be issued in the first quarter of 2010 and will increase shares outstanding. On January 19, 2010, we granted 232,288 shares of restricted stock and 2,990,708 restricted stock units to senior executives as part of year-end and future compensation arrangements and for which no compensation expense has been recognized in the results of operations for the year ended December 31, 2009. The shares of restricted stock will be issued in the first quarter of 2010 and will increase shares outstanding. Shares underlying the restricted stock units will be issued in 2013, but will be included in outstanding restricted stock units in the first quarter of 2010 and will increase adjusted shares outstanding.

At December 31, 2009, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share and $345 million of convertible senior debentures outstanding, which is convertible into 8,800,122 shares of our common stock at an effective conversion price of approximately $39.20 per share.

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Total assets	$28,189,271	$19,978,685
Deduct: Securities borrowed	(8,237,998)	(9,011,903)
Securities purchased under agreements to resell	(3,515,247)	(1,247,002)
Add: Financial instruments sold, not yet purchased	5,409,151	2,749,567
Less derivative liabilities	(18,427)	(220,738)

Subtotal	5,390,724	2,528,829
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,089,803)	(1,151,522)
Goodwill	(364,795)	(358,837)

Adjusted assets	$20,372,152	$10,738,250

Total stockholders’ equity	$2,630,127	$2,409,076
Deduct: Goodwill	(364,795)	(358,837)

Tangible stockholders’ equity	$2,265,332	$2,050,239

Leverage ratio(1)	10.7	8.3

Adjusted leverage ratio(2)	9.0	5.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measures and excludes certain assets that are considered self-funded and, therefore, of lower risk, which are generally financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage also a non-GAAP financial measure as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from 2008 to 2009 commensurate with the increase in our trading inventory consistent with growth and expansion of our trading business year over year. A significant portion of the increase in our trading inventory is due to the expansion of our government and agencies business which trades in highly liquid U.S, government and agency securities.

Capital Resources

We had total long-term capital of $5.8 billion and $4.6 billion resulting in a long-term debt to equity capital ratio of 121% and 90%, at December 31, 2009 and 2008, respectively. Our total capital base as of December 31, 2009 and 2008 was as follows (in thousands):

	December 31,
	2009	2008

Long-Term Debt	$2,729,117	$1,764,274
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	318,047	280,923
Total Stockholders’ Equity	2,630,127	2,409,076

Total Capital	$5,802,291	$4,579,273

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $1,000.3 million of uncommitted secured and unsecured bank lines. Our ability is further enhanced by the cash proceeds from our $700 million senior unsecured debt issuances in 2009, and our issuance of $345 million convertible senior debentures in October 2009 further demonstrates our access to long-term funding in the capital markets. We had no outstanding bank loans as of December 31, 2009 and 2008. We did not declare dividends on our common stock to be paid during the third or fourth quarter of 2008 or during 2009. On January 19, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on March 15, 2010 to stockholders of record as of February 16, 2010.

At December 31, 2009, our senior long-term debt, net of unamortized discounts and premiums, consisted of contractual principal payments (adjusted for amortization) of $306.8 million, $248.8 million, $348.8 million, $709.2 million, $346.4 million, $276.4 million and $492.5 million due in 2012, 2014, 2016, 2019, 2027, 2029 and 2036, respectively. At December 31, 2009, contractual interest payment obligations related to our senior long-term debt are $137.9 million for 2009, $184.2 million for 2010 and 2011, $165.6 million for 2012, $160.6 million for 2013, and $1,384.2 million for all of the remaining periods after 2013.

We rely upon our cash holdings and external sources to finance a significant portion of our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings. On June 17, 2009, Fitch Ratings affirmed our long-term and short-term ratings at BBB and F2, respectively, and retained its outlook of “negative” for all ratings. On October 19, 2009, Standard and Poor’s affirmed our long-term debt ratings at BBB and revised its outlook to “stable” from “negative.” On December 18, 2009, Moody’s Investors Service affirmed our senior unsecured rating at Baa2 and revised its rating outlook to “stable” from “negative.” Our long-term debt ratings are as follows:

Rating

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB
Fitch Ratings	BBB

Net Capital

Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.

As of December 31, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

		Excess Net
	Net Capital	Capital

Jefferies	$826,438	$777,316
Jefferies Execution	$9,357	$9,107
Jefferies High Yield Trading	$503,666	$503,416

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, leases, and investments and guarantees as of December 31, 2009. For debt obligations, leases and investments, the table presents principal cash flows with expected maturity dates (in millions of dollars).

	Expected Maturity Date
	2010	2011	2012	2013	2014	After 2014	Total

Debt obligations:
Senior notes	—	—	307	—	249	2,173	2,729
Mandatorily redeemable convertible preferred stock	—	—	—	—	—	125	125
Leases:
Gross lease commitments	48	43	40	39	33	104	307
Sub-leases	5	5	5	5	4	4	28

Net lease commitments	43	38	35	34	29	100	279
Bank credit	18	—	18	—	—	—	36
Equity commitments	250	1	—	2	17	146	416
Loan commitments	159	—	—	—	—	—	159
Derivative contracts - non credit related	30,437	5,224	5	3	—	—	35,669
Derivative contracts - credit related	—	—	—	—	75	30	105

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

We are routinely involved with variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”) in connection with our mortgage-backed securities securitization activities. As December 31, 2009, we did not have any ongoing involvement with or commitments to purchase assets from QSPEs. For additional information regarding our involvement with VIEs, see Note 5, “Securitization Activities and Variable Interest Entities,” to the consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 15 to the consolidated financial statements for further information.

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

Market Risk.  The potential for changes in the value of financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Market risk arises from market-making, proprietary trading, underwriting, specialist and investing activities. We seek to manage our exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

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

Accounting and Regulatory Developments

The following is a summary of ASC Topics that have or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:

Earnings per Share

We adopted accounting changes described in ASC 260, Earnings per Share Topic, on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Accordingly, all prior-period EPS data presented has been adjusted to comply with the provisions of ASC 260. The adoption of accounting changes described in ASC 260 reduced previously reported Basic and Diluted EPS from a loss of $3.23 to a loss of $3.27 for the year ended December 31, 2008, and reduced Basic EPS from earnings of $1.02 to earnings of $0.93 and Diluted EPS from earnings of $0.97 to earnings of $0.92 for the year ended December 31, 2007.

Debt

We apply the provisions of accounting updates described in ASC 470, Debt Topic, effective January 1, 2009, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) were not previously addressed by ASC 470 and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This is effective for fiscal years and interim periods beginning after December 31, 2008. Adoption of this accounting update did not affect our financial condition, results of operations or cash flows.

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

Consolidation

We adopted the provisions of accounting described in ASC 810, Consolidation Topic, on January 1, 2009, which requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Refer to Note 11 for further discussion on the adoption of the changes described in ASC 810.

We have adopted further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing the consolidation of a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain managed collateralized loan obligations (“CLOs”) and other investment vehicles. The consolidation of these entities resulted in an increase in total assets of $1,606.8 million, an increase in total liabilities of $1,603.8 million and an increase to stockholders’ equity of $3.0 million on January 1, 2010. In January 2010, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs and account for our remaining interests in the CLOs at fair value.

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

In August 2009, the FASB issued accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic — Measuring Liabilities at Fair Value, which provides clarifying guidance for determining the fair value of a liability. We adopted this accounting update on October 1, 2009, which did not have a material effect on our financial condition, results of operations or cash flows.

On October 1, 2009, we adopted the accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Accordingly, investments that have the characteristics of an investment company and have no readily determinable fair value are measured based on the net asset value per share of the investment. The accounting updates also require disclosure by major category of investment about the attributes of the investment, the nature of any redemption restrictions on the investment, any unfunded commitments we have pertaining to the investment and the investment strategies of the underlying investees. There was no material effect on our financial condition, results of operations or cash flows as a result of this adoption.

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

We adopted further accounting changes described in ASC 860, Transfers and Servicing Topic, as of January 1, 2010, which eliminate the concept of a qualifying special purpose entity, require that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarify the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulate that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and define participating interests and provides guidance on derecognizing participating interests. The adoption did not have an effect on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to applying business judgment, we use a number of quantitative tools to manage our exposure to market risk. These tools include:

•	inventory position and exposure limits, on a gross and net basis, for selected business units;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	risk limits based on a summary measure of risk exposure referred to as Value-at-Risk.

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

	Daily VaR(1) Value at Risk in Trading Portfolios
	At 12-31		Year ending 12-31-2009			Year ending 12-31-2008
Risk Categories	2009	2008	Average	High	Low	Average	High	Low
	(In millions)

Interest Rates	$2.66	$3.70	$5.32	$10.55	$2.37	$2.57	$4.66	$1.13
Equity Prices	$4.33	$2.31	$3.81	$10.69	$1.13	$7.12	$24.01	$2.16
Currency Rates	$0.86	$0.15	$0.60	$3.89	$0.06	$0.53	$0.98	$0.09
Commodity Prices	$1.91	$0.55	$1.17	$3.50	$0.29	$1.10	$3.21	$0.23
Diversification Effect	$(2.83)	$(2.55)	$(4.76)			$(4.32)

Firmwide	$6.93	$4.16	$6.14	$11.54	$3.48	$7.00	$23.35	$3.31

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

Average VaR of $6.14 million during 2009 decreased from the $7.00 million average during 2008 due mainly to a decrease in exposure to Equity Prices, partially offset by an increase in exposure to Interest Rates. The decrease in our exposure to Equity Prices in comparing average VaR for 2009 to average VaR for 2008 is attributed primarily to elevated VaR levels for a period of time in 2008 after we acquired 10 million common shares of Leucadia National Corporation in April 2008. The increase in our exposure to Interest Rates for 2009 is due to the growth of our fixed income business throughout 2009 and the related inventory levels of that business.

The following table presents our daily VaR over the last four quarters:

VaR trended higher during the third quarter of 2009 as we continued to expand fixed income trading activity. This was offset during the fourth quarter of 2009 as our inventory mix created a greater diversification effect on overall VaR.

VaR Back-Testing

The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated no outliers when comparing the 95% one-day VaR with the back-testing profit and loss in 2009. A 95% confidence one-day VaR model usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue, excluding fees, commissions, and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in 2009.

During the third quarter of 2009, we benefited from certain exceptional fixed income and high yield trading opportunities, which is reflected in the relationship between our back-testing revenues and VaR estimates for 2009.

Daily Trading Net Revenue
($ in millions)

Trading revenue used in the histogram below entitled “2009 vs. 2008 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.

During the quarter ended September 30, 2009, we changed the groupings of the Daily Trading Revenue histogram. Previously, daily trading revenue was grouped in $1.0 million increments ranging from $(2.0) million to $4 million. As of September 30, 2009, the grouping is presented in $2.0 million increments ranging from $(4.0) million to $10.0 million. This presentation provides more information across the distribution by reducing the maximum number of days in any single grouping.

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

Management evaluated our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jefferies Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company retrospectively changed its method of accounting for noncontrolling interests in subsidiaries and earnings per share due to the adoption of new accounting requirements issued by the FASB.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jefferies Group, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jefferies Group, Inc.:

We have audited Jefferies Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jefferies Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
February 26, 2010

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
December 31, 2009 and 2008

	December 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$1,853,167	$1,294,329
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,089,803	1,151,522
Financial instruments owned, at fair value, including securities pledged to creditors of $5,623,345 and $361,765 in 2009 and 2008, respectively:
Corporate equity securities	1,500,042	945,747
Corporate debt securities	2,421,704	1,851,216
Government, federal agency and other sovereign obligations	1,762,643	447,233
Mortgage- and asset-backed securities	3,079,865	1,035,996
Loans and other receivables	591,208	34,407
Derivatives	62,117	298,144
Investments, at fair value	70,156	75,059

Total financial instruments owned, at fair value	9,487,735	4,687,802
Investments in managed funds	115,774	100,245
Other investments	193,628	140,012
Securities borrowed	8,237,998	9,011,903
Securities purchased under agreements to resell	3,515,247	1,247,002
Securities received as collateral	68,494	—
Receivables:
Brokers, dealers and clearing organizations	1,504,480	732,073
Customers	1,020,480	507,292
Fees, interest and other	108,749	87,151
Premises and equipment	140,132	139,390
Goodwill	364,795	358,837
Other assets	488,789	521,127

Total assets	$28,189,271	$19,978,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,360,528	$739,166
Corporate debt securities	1,909,781	1,578,395
Government, federal agency and other sovereign obligations	1,735,861	211,045
Mortgage- and asset-backed securities	21,474	—
Loans	363,080	—
Derivatives	18,427	220,738
Other	—	223

Total financial instruments sold, not yet purchased, at fair value	5,409,151	2,749,567
Securities loaned	3,592,836	3,259,575
Securities sold under agreements to repurchase	8,239,117	6,727,390
Obligation to return securities received as collateral	68,494	—
Payables:
Brokers, dealers and clearing organizations	889,687	383,363
Customers	3,246,485	1,736,971
Accrued expenses and other liabilities	941,210	542,546

	22,386,980	15,399,412
Long-term debt	2,729,117	1,764,274
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	318,047	280,923

Total liabilities	25,559,144	17,569,609

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 187,855,347 shares in 2009 and 171,167,666 shares in 2008	19	17
Additional paid-in capital	2,036,087	1,870,120
Retained earnings	698,488	418,445
Less:
Treasury stock, at cost, 22,217,793 shares in 2009 and 7,951,628 shares in 2008	(384,379)	(115,190)
Accumulated other comprehensive loss:
Currency translation adjustments	(34,369)	(43,675)
Additional minimum pension liability	(7,257)	(8,446)

Total accumulated other comprehensive loss	(41,626)	(52,121)

Total common stockholders’ equity	2,308,589	2,121,271
Noncontrolling interests	321,538	287,805

Total stockholders’ equity	2,630,127	2,409,076

Total liabilities and stockholders’ equity	$28,189,271	$19,978,685

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
For each of the years in the three-year period ended December 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues:
Commissions	$512,293	$611,823	$524,716
Principal transactions	843,851	(80,192)	221,259
Investment banking	474,315	425,887	750,192
Asset management fees and investment income (loss) from managed funds	35,887	(52,929)	23,534
Interest	567,438	749,577	1,174,883
Other	38,918	28,573	24,311

Total revenues	2,472,702	1,682,739	2,718,895
Interest expense	301,925	660,964	1,150,805

Net revenues	2,170,777	1,021,775	1,568,090
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	37,248	(69,077)	4,257

Net revenues, less mandatorily redeemable preferred interest	2,133,529	1,090,852	1,563,833

Non-interest expenses:
Compensation and benefits	1,195,971	1,522,157	946,309
Floor brokerage and clearing fees	89,337	69,444	71,851
Technology and communications	141,233	127,357	103,763
Occupancy and equipment rental	72,824	76,255	76,765
Business development	37,614	49,376	56,594
Other	80,929	126,524	67,074

Total non-interest expenses	1,617,908	1,971,113	1,322,356

	515,621	(880,261)	241,477
Earnings (loss) before income taxes
Income tax expense (benefit)	199,041	(290,249)	93,178

Net earnings (loss)	316,580	(590,012)	148,299
Net earnings (loss) to noncontrolling interests	36,537	(53,884)	3,634

Net earnings (loss) to common shareholders	$280,043	$(536,128)	$144,665

Earnings (loss) per common share:
Basic	$1.39	$(3.27)	$0.93
Diluted	$1.38	$(3.27)	$0.92
Weighted average common shares:
Basic	200,446	166,163	141,515
Diluted	204,572	166,163	141,903

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For each of the years in the three-year period ended December 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except
	per share amounts)

Common stock, par value $0.0001 per share
Balance, beginning of year	$17	$16	$14
Issued	2	1	2

Balance, end of year	19	17	16

Additional paid-in capital
Balance, beginning of year	1,870,120	1,115,011	876,393
Benefit plan share activity(1)	16,499	52,912	38,053
Share-based expense, net of forfeitures and clawbacks	125,127	561,661	144,382
Proceeds from exercise of stock options	69	840	5,233
Acquisitions and contingent consideration	(2,710)	5,647	9,240
Tax (deficiency) benefit for issuance of share-based awards	(14,606)	6,233	41,710
Equity component of convertible debt issuance, net of tax	41,588	—	—
Issuance of treasury stock	—	90,160	—
Dividend equivalents on restricted stock units	—	37,656	—

Balance, end of year	2,036,087	1,870,120	1,115,011

Retained earnings
Balance, beginning of year	418,445	1,031,764	952,263
Cumulative effect of change in accounting principle	—	—	(410)
Net earnings (loss) to common shareholders	280,043	(536,128)	144,665
Dividends	—	(76,477)	(64,754)
Acquisition adjustments	—	(714)	—

Balance, end of year	698,488	418,445	1,031,764

Treasury stock, at cost
Balance, beginning of year	(115,190)	(394,406)	(254,437)
Purchases	(263,794)	(21,765)	(147,809)
Returns/forfeitures	(8,105)	(42,438)	(7,785)
Issued	2,710	343,419	15,625

Balance, end of year	(384,379)	(115,190)	(394,406)

Accumulated other comprehensive (loss) income
Balance, beginning of year	(52,121)	9,159	6,854
Currency adjustment	9,306	(54,661)	1,222
Pension adjustment, net of tax	1,189	(6,619)	1,083

Balance, end of year	(41,626)	(52,121)	9,159

Total common stockholders’ equity	2,308,589	2,121,271	1,761,544

Noncontrolling interests
Balance, beginning of year	287,805	249,380	31,911
Net earnings (loss) to noncontrolling interests	36,537	(53,884)	3,634
Contributions	2,860	99,725	226,022
Distributions	(5,664)	(11,553)	(12,187)
Consolidation of asset management entity	—	4,137	—

Balance, end of year	321,538	287,805	249,380

Total stockholders’ equity	$2,630,127	$2,409,076	$2,010,924

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Director Plan.

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended December 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net earnings (loss) to common shareholders	$280,043	$(536,128)	$144,665

Other comprehensive earnings (loss) net of tax:
Currency translation adjustments	9,306	(54,661)	1,222
Minimum pension liability adjustments, net of tax(1)	1,189	(6,619)	1,083

Total other comprehensive earnings (loss), net of tax(2)	10,495	(61,280)	2,305

Comprehensive income (loss)	$290,538	$(597,408)	$146,970

(1)	Includes income tax expense (benefit) of $0.8 million, $(4.3) million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Total other comprehensive income, net of tax, is attributable to Jefferies Group. No other comprehensive income is attributable to noncontrolling interests.

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three years ended December 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings (loss)	$316,580	$(590,012)	$148,299

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	40,662	29,482	27,863
Gain on repurchase of long-term debt	(7,673)	—	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	37,248	(69,077)	4,257
Accruals related to various benefit plans, stock issuances, net of forfeitures	133,523	572,136	174,652
Deferred income taxes	10,393	(180,706)	(6,269)
Decrease (increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	61,620	(535,091)	(285,852)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(752,108)	(248,967)	(114,466)
Customers	(474,181)	256,920	(101,017)
Fees, interest and other	(21,566)	66,118	(49,858)
Decrease (increase) in securities borrowed	764,577	7,395,756	(6,710,158)
(Increase) decrease in financial instruments owned	(4,781,858)	987,021	(637,471)
Increase in other investments	(53,616)	(61,297)	(35,955)
(Increase) decrease in investments in managed funds	(15,529)	196,691	20,653
(Increase) decrease in securities purchased under agreements to resell	(2,268,338)	2,125,292	(3,146,118)
Decrease (increase) in other assets	22,516	169,348	(170,353)
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	498,232	(478,815)	301,450
Customers	1,476,096	337,771	405,368
Increase (decrease) in securities loaned	333,261	(4,421,889)	920,290
Increase (decrease) in financial instruments sold, not yet purchased	2,664,934	(567,777)	(343,998)
Increase (decrease) in securities sold under agreements to repurchase	1,511,871	(4,598,172)	9,232,724
Increase (decrease) in accrued expenses and other liabilities	376,436	(37,104)	(63,618)

Net cash (used in) provided by operating activities	(126,920)	347,628	(429,577)

Cash flows from investing activities:
Purchase of premises and equipment	(37,483)	(35,957)	(76,893)
Deconsolidation of asset management entity	—	(63,665)	—
Business acquisition	(38,760)	—	(33,437)
Purchase of mortgage servicing rights	(8,628)	—	—
Cash paid for contingent consideration	(28,653)	(37,670)	(25,720)

Net cash used in investing activities	(113,524)	(137,292)	(136,050)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$12,408	$11,887	$41,710
Proceeds from reorganization of high yield secondary market trading	—	—	361,735
Redemptions and distributions related to our reorganization of high yield secondary market trading	—	—	(31,858)
Net proceeds from (payments on):
Equity financing	—	433,579	—
Issuance of senior notes, net of issuance costs	1,053,092	—	593,176
Repayment of long-term debt	—	—	(100,000)
Repurchase of long-term debt	(12,796)	—	—
Bank loans	—	(283,033)	280,386
Termination of interest rate swaps	—	—	8,452
Mandatorily redeemable preferred interest of consolidated subsidiaries	(124)	(4,257)	—
Noncontrolling interest	(2,804)	89,540	3,849
Repurchase of treasury stock	(263,794)	(21,765)	(147,809)
Dividends	—	(38,821)	(64,754)
Exercise of stock options, not including tax benefits	69	840	5,233

Net cash provided by financing activities	786,051	187,970	950,120

Effect of foreign currency translation on cash and cash equivalents	13,231	(1,849)	338

Net increase in cash and cash equivalents	558,838	396,457	384,831
Cash and cash equivalents at beginning of year	1,294,329	897,872	513,041

Cash and cash equivalents at end of period	$1,853,167	$1,294,329	$897,872

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$268,854	$695,177	$1,133,861
Income taxes, net	(27,106)	(23,753)	69,973
Acquisitions:
Fair value of assets acquired, including goodwill	53,104		61,999
Liabilities assumed	(14,344)		(6,150)
Stock issued	—		(22,412)

Cash paid for acquisition	38,760		33,437
Supplemental disclosure of non-cash financing activities:
Non-cash proceeds from reorganization of high yield secondary market trading	—	—	230,169

In 2009, the additional minimum pension liability included in stockholders’ equity of $7,257 resulted from a decrease of $1,189 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity. In 2008, the additional minimum pension liability included in stockholders’ equity of $8,446 resulted from an increase of $6,619 to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2007, the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

additional minimum pension liability included in stockholders’ equity of $1,827 resulted from a decrease of $1,083 to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.

On April 21, 2008, we issued 26,585,310 shares of common stock and made a cash payment to Leucadia National Corporation (“Leucadia”) of approximately $100 million. In exchange, we received from Leucadia 10,000,000 common shares of Leucadia. During 2008, we sold the 10,000,000 common shares of Leucadia and thus realized approximately $433.6 million in net cash from the issuance of our shares.

In September 2008, we deconsolidated an entity related to our asset management activities due to changes in the nature and level of our investment in the entity. Prior to deconsolidation, total assets (including cash and cash equivalents) and total liabilities of the entity were $79.6 million and $22.8 million, respectively, and noncontrolling interest related to the entity was $0.7 million. Upon deconsolidation, we recorded an investment in this entity of $56.1 million, which is included in investments in managed funds on our Consolidated Statements of Financial Condition.

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

(1)	Organization and Summary of Significant Accounting Policies

Organization

The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary”, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC and Jefferies Employees Special Opportunities Partners, LLC. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K.

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

Reclassifications

Certain reclassifications have been made to previously reported balances to conform to the current presentation. As of the quarter ended September 30, 2009, we classified certain amounts within Receivables on the Consolidated Statements of Financial Condition that previously were classified within Other assets. Approximately $117.0 million has been reclassified from Other assets to Receivables at December 31, 2008 to conform with the current presentation.

Prior to October 1, 2009, commissions and commission equivalents earned on certain over-the-counter equity securities trades were reported within Principal transactions revenue. As of October 1, 2009, these revenues are included within Commission revenue on the Consolidated Statements of Earnings. Previously presented financial statements have been adjusted to change these revenues from Principal transactions revenue to Commissions revenue. The impact of these changes is to increase Commissions revenue for the nine months ended September 30, 2009 by $96.5 million from $298.6 million to $395.1 million and conversely to decrease Principal transactions by $96.5 million from $807.6 million to $711.1 million for transactions during the nine month period ended September 30, 2009 previously presented in our Quarterly Report on Form 10-Q, as filed on November 5, 2009. Additionally, these changes increased Commissions revenue for the years ended December 31, 2008 and 2007 by $167.5 million from $444.3 million to $611.8 million and by $169.1 million from $355.6 million to $524.7 million, respectively, and conversely decreased Principal transactions revenue by $167.5 million from $87.3 million to $(80.2) million and by $169.1 million from $390.4 million to $221.3 million, respectively. There was no impact on Total revenues, Net revenues, Net earnings (loss) or Earnings (loss) per share for the years ended December 31, 2009, 2008 or 2007 due to these changes.

Impact of Adoption of Accounting Pronouncements on Prior Periods

Prior to January 1, 2009, we reported minority interest within liabilities on our Consolidated Statements of Financial Condition and in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). We now present noncontrolling interests within stockholders’ equity, separately from our own equity. We have recast certain prior financial statements to retrospectively reflect noncontrolling interest within stockholders’ equity and to allocate net (earnings) loss to noncontrolling interests and to common shareholders’. See Note 11 for further discussion.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition, as of January 1, 2009, net earnings are allocated among common shareholders and participating securities based on their right to share in earnings. These financial statements have been recast to retrospectively apply this accounting policy. This reduced previously reported Basic and Diluted EPS. See Note 14 to these financial statements for an explanation of the calculation of earnings per share.

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

Summary of Significant Accounting Policies

Accounting Standards Codification

The FASB established the Accounting Standards Codificationtm (“ASC”) on July 1, 2009 as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative.

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

Revenue Recognition Policies

Commissions.  All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

amounted to $32.5 million, $42.9 million and $39.3 million for 2009, 2008 and 2007, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against the commission revenues.

Principal Transactions.  Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis, except for unrealized gains and losses on financial instruments held by consolidated asset management entities, which are presented in Asset management fees and investment income (loss) from managed funds.

Investment Banking.  Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings. Reimbursed expenses totaled approximately $12.2 million, $14.3 million and $11.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Asset Management Fees and Investment Income (Loss) From Managed Funds.  Asset management fees and investment income (loss) from managed funds include revenues we receive from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we receive from third-party managed funds and investment income (loss) from our investments in these funds. We receive fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending net asset value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued on a monthly basis based on measuring performance to date versus the performance benchmark in the management agreement.

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

Fair Value Hierarchy

In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs as follows:

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Cash products — Where quoted prices are available in an active market, cash products are classified in Level 1 of the fair value hierarchy and valued based on the quoted price, primarily quoted exchange prices. Level 1 cash products are highly liquid instruments and include listed equity and money market securities and G-7 government and agency securities. Cash products classified within Level 2 of the fair value hierarchy are based primarily on broker quotations, pricing service data from external providers and prices for actual executed market transactions. If quoted market prices are not available for the specific security then fair values are estimated by using pricing models, quoted prices of cash products with similar characteristics or discounted cash flow models. Examples of cash products classified within Level 2 of the fair value hierarchy are corporate, convertible and municipal bonds, agency and non-agency mortgage-backed securities and to-be-announced (“TBA”) securities. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, cash products presented at fair value are classified in Level 3 of the fair value hierarchy. Fair values of cash products classified in Level 3 are generally based on an assessment of each underlying investment, cash flow models, market data of any recent comparable company transactions and trading multiples of companies considered comparable to the instrument being valued and incorporate assumptions regarding market outlook, among other factors. Additionally, investments in entities that have the characteristics of an investment company are valued based on the investment’s net asset value calculated based on the fair value of an entity’s underlying assets and liabilities unless the investment is held in a trading portfolio. Cash products in this category include illiquid equity securities, equity interests in private companies, auction rate securities, commercial loans, private equity and hedge fund investments, distressed debt instruments and Alt-A and subprime non-agency mortgage-backed securities as little external price information is currently available for these products. For distressed debt instruments, commercial loans and loan commitments, loss assumptions must be made based on default scenarios and market liquidity and prepayment assumptions must be made for mortgage-backed securities.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amount. Such amounts include accrued interest and the net interest revenues from this activity are reflected in our Consolidated Statements of Earnings.

We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate. We carry repos on a net basis by counterparty, when appropriate.

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. As of

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2009 and 2008 furniture, fixtures and equipment amounted to $245.4 million and $218.8 million, respectively, and leasehold improvements amounted to $108.3 million and $104.7 million, respectively. Accumulated depreciation and amortization was $213.5 million and $184.1 million as of December 31, 2009 and 2008, respectively.

Depreciation and amortization expense amounted to $39.8 million, $29.3 million, and $27.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value, calculated based on earnings and book value multiples, of each reporting unit with its estimated net book value, by estimating the amount of stockholders’ equity required to support each reporting unit. We have two reporting units, Capital Markets and Asset Management. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our annual assessment of goodwill as of September 30, 2009 and no impairment has been identified.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Securitization Activities

We engage in securitization activities related to residential and commercial mortgage-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included with Mortgage- and asset-backed securities in the Consolidated Statement of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in the Consolidated Statement of Earnings.

Accounting and Regulatory Developments

The following is a summary of ASC Topics that have impacted or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:

Earnings per Share

We adopted accounting changes described in ASC 260, Earnings per Share Topic, on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Accordingly, all prior-period EPS data presented has

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

been adjusted to comply with the provisions of ASC 260. The adoption of accounting changes described in ASC 260 reduced previously reported Basic and Diluted EPS from a loss of $3.23 to a loss of $3.27 for the year ended December 31, 2008, and reduced Basic EPS from earnings of $1.02 to earnings of $0.93 and Diluted EPS from earnings of $0.97 to earnings of $0.92 for the year ended December 31, 2007.

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

Consolidation

We adopted the provisions of accounting described in ASC 810, Consolidation Topic, on January 1, 2009, which requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Refer to Note 11 for further discussion on the adoption of the changes described in ASC 810.

We have adopted further accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing the consolidation of a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. The consolidation of these entities resulted in an increase in total assets of $1,606.8 million, an increase in total liabilities of $1,603.8 million and an increase to total stockholders’ equity of $3.0 million on January 1, 2010. In January 2010, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs and account for our remaining interests in the CLOs at fair value.

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

In August 2009, the FASB issued accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic — Measuring Liabilities at Fair Value, which provides clarifying guidance for determining the fair value of a liability. We adopted this accounting update on October 1, 2009, which did not have a material effect on our financial condition, results of operations or cash flows.

On October 1, 2009, we adopted the accounting updates to ASC 820, Fair Value Measurements and Disclosures Topic — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Accordingly, investments in entities that have the characteristics of an investment company and have no readily determinable fair value are measured based on the net asset value per share of the investment. The accounting updates also require disclosure by major category of investment about the attributes of the investment, the nature of any redemption restrictions on the investment, any unfunded commitments we have pertaining to the investment and the investment strategies of the underlying investees. There was no material effect on our financial condition, results of operations or cash flows as a result of this adoption.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We adopted further accounting changes described in ASC 860, Transfers and Servicing Topic, as of January 1, 2010, which eliminate the concept of a qualifying special purpose entity, require that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarify the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulate that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and define participating interests and provides guidance on derecognizing participating interests. The adoption did not have an effect on our financial condition, results of operations or cash flows.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. The most important of these estimates and assumptions relate to fair value measurements and compensation and benefits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Current economic conditions increased the risks and complexity of the judgments in these estimates.

(2)	Cash, Cash Equivalents, and Short-Term Investments

We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents or are deemed by us to be generally readily convertible into cash as of December 31, 2009 and 2008 (in thousands of dollars):

	December 31,
	2009	2008

Cash and cash equivalents:
Cash in banks	$196,189	$765,056
Money market investments	1,656,978	529,273

Total cash and cash equivalents	1,853,167	1,294,329
Cash and securities segregated(1)	1,089,803	1,151,522

	$2,942,970	$2,445,851

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Financial Instruments

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of December 31, 2009 and 2008 (in thousands of dollars):

	December 31, 2009		December 31, 2008
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$1,500,042	$1,360,528	$945,747	$739,166
Corporate debt securities	2,421,704	1,909,781	1,851,216	1,578,395
Government, federal agency and other sovereign obligations	1,762,643	1,735,861	447,233	211,045
Mortgage- and asset-backed securities	3,079,865	21,474	1,035,996	—
Loans and other receivables	591,208	363,080	34,407	—
Derivatives	62,117	18,427	298,144	220,738
Investments	70,156	—	75,059	—
Other	—	—	—	223

	$9,487,735	$5,409,151	$4,687,802	$2,749,567

We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in financial instruments owned and loan commitments are included in financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis.

Cash and cash equivalents, the cash component of cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, receivables — brokers, dealings and clearing organizations, receivables — customers, receivables — fees, interest and other, payables — brokers, dealers and clearing organizations and payables — customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

Financial instruments owned includes securities pledged to creditors. The following is a summary of the fair value of major categories of securities pledged to creditors as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008

Equity securities	$658,959	$360,356
Fixed income securities	4,964,386	1,409

	$5,623,345	$361,765

Counterparties generally have the right to sell or repledge the collateral. Additionally, we receive securities as collateral in connection with certain securities for securities transactions in which we are the lender of other securities. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At December 31, 2009 and 2008, $68.5 million and $-0-, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009 and 2008, the approximate fair value of collateral received by us that may be sold or repledged by us was $11.6 billion and $9.7 billion, respectively. This collateral was received in connection with resale agreements and securities borrowings. At December 31, 2009 and 2008, a substantial portion of this collateral received by us had been sold or repledged.

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2009 and 2008 by level within the fair value hierarchy (in thousands):

	As of December 31, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total

Assets:
Financial instruments owned:
Corporate equity securities	$1,419,019	$37,981	$43,042	$—	$1,500,042
Corporate debt securities	—	2,295,486	116,648	—	2,412,134
Collateralized debt obligations	—	—	9,570	—	9,570
U.S. government and federal agency securities	821,323	367,642	—	—	1,188,965
U.S. issued municipal securities	—	127,346	420	—	127,766
Foreign government issued securities	71,199	374,517	196	—	445,912
Residential mortgage-backed securities	—	2,578,796	136,496	—	2,715,292
Commercial mortgage-backed securities	—	307,068	3,215	—	310,283
Other asset-backed securities	—	54,180	110	—	54,290
Loans and other receivables	—	84,666	506,542	—	591,208
Derivatives	219,067	102,357	1,909	(261,216)	62,117
Investments at fair value	—	4,592	65,564	—	70,156

Total financial instruments owned	$2,530,608	$6,334,631	883,712	$(261,216)	$9,487,735

Level 3 assets for which the firm does not bear economic exposure(1)			(379,153)

Level 3 assets for which the firm bears economic exposure			$504,559

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,350,125	$10,403	$—	$—	$1,360,528
Corporate debt securities	—	1,909,781	—	—	1,909,781
U.S. government and federal agency securities	1,350,155	1,911	—	—	1,352,066
U.S. issued municipal securities	—	10	—	—	10
Foreign government issued securities	150,684	233,101	—	—	383,785
Residential mortgage-backed securities	—	21,474	—	—	21,474
Loans	—	10,660	352,420	—	363,080
Derivatives	225,203	100,731	4,926	(312,433)	18,427

Total financial instruments sold, not yet purchased	$3,076,167	$2,288,071	$357,346	$(312,433)	$5,409,151

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2008
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total

Assets:
Financial instruments owned:
Securities	$1,125,752	$2,782,707	$286,287	$—	$4,194,746
Loans	—	11,824	108,029	—	119,853
Derivative instruments	258,827	920,687	—	(881,370)	298,144
Investments	—	—	75,059	—	75,059

Total financial instruments owned	$1,384,579	$3,715,218	469,375	$(881,370)	$4,687,802

Level 3 assets for which the firm does not bear economic exposure(1)			(146,244)

Level 3 assets for which the firm bears economic exposure			$323,131

Liabilities:
Financial instruments sold, not yet purchased:
Securities	$757,260	$1,768,054	$3,515	$—	$2,528,829
Derivative instruments	187,806	491,876	8,197	(467,141)	220,738

Total financial instruments sold, not yet purchased	$945,066	$2,259,930	$11,712	$(467,141)	$2,749,567

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the year ended December 31, 2009 and 2008 (in thousands of dollars):

	Year Ended December 31, 2009
								Change in
								unrealized gains/
								(losses) relating to
				Purchases,				instruments
		Total gains/		sales,				still held at
	Balance,	losses (realized		settlements,	Transfers	Transfers out	Balance,	December 31,
	December 31,	and unrealized)		and	into	of	December 31,	2009
	2008	(1)		issuances	Level 3	Level 3	2009	(1)

Assets:
Financial instruments owned:
Corporate equity securities	$41,351	$(17,010)		$18,430	$7,179	$(6,908)	$43,042	$(13,704)
Corporate debt securities	177,603	(44,975	)(2)	20,183	38,424	(74,587)	116,648	(37,140)
Collateralized debt obligations	2,179	7,391		—	—	—	9,570	7,391
U.S. issued municipal securities	—	(63	)(2)	483	—	—	420	(14)
Foreign government issued securities	—	112		107	123	(146)	196	33
Residential mortgage-backed securities	63,065	75,161		(77,047)	97,082	(21,765)	136,496	4,010
Commercial mortgage-backed securities	—	(125)		2,737	925	(322)	3,215	(19)
Other asset-backed securities	2,089	(583)		485	—	(1,881)	110	—
Derivatives	—	10,065		(8,156)	—	—	1,909	4,342
Loans and other receivables	108,029	15,215		395,745	15	(12,462)	506,542	(5,641)
Investments at fair value	75,059	(1,871	)(3)	387	6	(8,017)	65,564	(2,243)

	$469,375	$43,317		$353,354	$143,754	$(126,088)	$883,712	$(42,985)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—		$—	$38	$(38)	$—	$—
Corporate debt securities	3,515	739		(2,104)	2,952	(5,102)	—	—
Derivatives	8,197	(3,271)		—	—	—	4,926	(839)
Loans	—	—		352,420	—	—	352,420	—
Other	—	225		(225)	—	—	—	—

	$11,712	$(2,307)		$350,091	$2,990	$(5,140)	$357,346	$(839)

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

technique that benchmarks the securities to transactions and market prices of comparable securities, adjusting for projected cash flows and security structure, where appropriate.

(3)	Prior to the fourth quarter of 2009, net asset values of investments used for determining fair value were adjusted for redemption restrictions, where appropriate. As of October 1, 2009, in connection with the adoption of ASU 2009-12, no adjustments were made to reported net asset values for these investments.

	Year Ended December 31, 2008
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments-	instruments-	instruments-	instruments-
	Assets	Liabilities	Assets	Liabilities	Investments

Balance, December 31, 2007	$248,397	$8,703	$—	$12,929	$104,199
Total gains/(losses) (realized and unrealized)(1)	(102,313)	(1,610)	184	(18,635)	(21,133)
Purchases, sales, settlements, and issuances	169,892	(2,049)	(727)	(8,577)	(8,007)
Net transfers into Level 3	221,866	63	543	22,480	—
Net transfers out of Level 3	(143,526)	(1,592)	—	—	—

Balance, December 31, 2008	$394,316	$3,515	$—	$8,197	$75,059

Change in unrealized gains/(losses) relating to instruments still held at December 31, 2008(1)	$(89,235)	$1,187	$—	$14,592	$(16,283)

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.

Of our investments at fair value at December 31, 2009, approximately $47.4 million represents investments in entities that have the characteristics of an investment company. The following table provides further information about those investments at December 31, 2009:

	December 31, 2009
		Unfunded	Redemption Frequency
	Fair Value	Commitments	(If Currently Eligible)
	(In thousands)

Equity Long/Short Hedge Funds(a)(i)	$16,210	$—	Quarterly, Semiannually
Equity Long/Short Hedge Funds — International(b)(i)	71	—
High Yield Hedge Funds(c)(i)	1,022	—
High Yield Hedge Funds — International(d)(i)	1,114	—	At Will
Fund of Funds(e)(i)	6,497	166	Annually, GP Consent Required
Private Equity Funds(f)(i)	10,407	3,150
Private Equity Funds — International(g)	6,979	5,081
Other Investments(h)	5,113	—	At Will

Total(j)	$47,413	$8,397

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in both domestic and international markets. These hedge funds may invest in securities in both public and private sectors. Investments representing approximately 2% of fair value cannot be redeemed as they are in liquidation

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. Investments representing approximately 31% of fair value cannot be redeemed until the lock-up period expires on December 31, 2010. Investments representing approximately 67% of the fair value in this category are redeemable with 60 — 90 days prior written notice.

(b)	This category includes an investment in a hedge fund that invests in foreign technology equity securities, which has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund, which is estimated to be within one to two years.

(c)	This category includes investments in funds that invest in U.S. public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, private equity investments and emerging markets debt. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. These funds are currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(d)	This category includes an investment in a hedge fund that invests in Russian fixed income instruments. The fair value of this investment was measured based on recent observable transaction prices as this investment is part of a management trading strategy.

(e)	This category includes investments in funds of funds that invest in various private equity funds. Approximately 40% of the fair value of the investments is managed by Jefferies and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. Investments representing approximately 60% of the fair value of the investments in this category have been approved for redemption and the funds’ net asset value is expected to be received within the first quarter of 2010.

(f)	This category includes investments in private equity funds that invest in the equity of various U.S. private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the funds. Investments representing approximately 94% of fair value are expected to liquidate in one to eleven years. An investment representing approximately 6% of the total fair value in this category is currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(g)	This category includes investments in private equity funds that invest in the equity of foreign private companies. Investments representing approximately 74% of fair value are Israeli private equity funds that invest in service companies. The fair values of these investments have been estimated using the net asset value derived from each of the funds’ partner capital statements. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the fund, which are estimated to be liquidated in two to five years. The fair value of investments representing approximately 26% of the fair value are private equity funds that invest in Croatian and Vietnamese companies. The fair values of these investments were measured based on recent observable transaction prices as these investments are part of a management trading strategy.

(h)	Investments representing approximately 67% of the fair value of investments are held on behalf of a Jefferies’ deferred compensation plan measured at net asset value. Investments representing approximately 33% of fair value are closed-ended funds that invest in Vietnamese equity and debt instruments and are measured based on recent observable transaction prices as these investments are part of a management trading strategy.

(i)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(j)	The Investments line item in the Consolidated Statement of Financial Condition includes $22.7 million of direct investments which are not investment companies and therefore are not part of this disclosure table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Derivative Financial Instruments

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

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, we may be exposed to legal risks related to derivative activities. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of our firmwide risk management policies. In connection with our derivative activities, we may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

A portion of our derivative activities are performed by Jefferies Financial Products, LLC (“JFP”). JFP is a market maker in commodity index products and a trader in commodity futures and options. Where appropriate, JFP utilizes various credit enhancements, including guarantees, collateral, margin and master netting agreements to mitigate the credit exposure relating to these swaps and options. JFP establishes credit limits based on, among other things, the creditworthiness of the counterparties, the transaction’s size and tenor, and estimated potential exposure. JFP maintains a credit intermediation facility with a highly rated European bank (the “Bank”), which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Banks. The Banks simultaneously enter into offsetting transactions with JFP and receive a fee from JFP for providing credit support.

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

The following table presents the fair value and related notional amounts of derivative contracts at December 31, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged:

	December 31, 2009
	Assets		Liabilities
		Notional		Notional
	Fair Value	Amount	Fair Value	Amount
	(In thousands)

Interest rate contracts	$27,415	$1,259,014	$24,068	$1,910,832
Foreign exchange contracts	2,637	291,812	7,470	281,246
Equity contracts	222,311	3,580,416	228,403	8,958,430
Commodity contracts	54,257	4,882,782	57,237	2,683,425
Credit contracts	16,713	217,441	13,682	135,000

Total	323,333	$10,231,465	330,860	$13,968,933

Counterparty/cash-collateral netting	(261,216)		(312,433)

Total per consolidated statement of financial position	$62,117		$18,427

The following table presents net unrealized and realized gains and losses on derivative contracts for the year ended December 31, 2009:

Year Ended
December 31,
2009
(Losses) Gains
(In thousands)

Interest rate contracts	$(11,581)
Foreign exchange contracts	663
Equity contracts	(202,091)
Commodity contracts	(2,571)
Credit contracts	3,057

Total	$(212,523)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of December 31, 2009. Derivative fair values include counterparty netting and are gross of cash collateral received and pledged:

	OTC Derivative Assets(1)(2)
	0 - 12	1 - 5	Greater Than	Cross-Maturity
	Months	Years	5 Years	Netting(3)	Total
	(In thousands)

Commodity swaps	$10,832	$153	$—	$(153)	$10,832
Commodity options	18,705	8,301	—	—	27,006
Total return swaps	2,273	2,447	—	—	4,720
Credit default swaps	—	315	13,600	—	13,915
Foreign exchange forwards and swaps	2,637	—	—	(22)	2,615
Interest rate swaps	—	—	6,554	(460)	6,094

Total	$34,447	$11,216	$20,154	$(635)	$65,182

(1)	At December 31, 2009, we held exchange-traded derivative assets of $8.0 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Option and swap contracts in the table above are gross of collateral received. Option and swap contracts are recorded net of collateral received on the Consolidated Statement of Financial Condition. At December 31, 2009, collateral received was $11.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

	OTC derivative liabilities(1)(2)
	0 - 12	1 - 5	Greater Than	Cross-Maturity
	Months	Years	5 Years	Netting(3)	Total
	(In thousands)

Commodity swaps	$17,106	$—	$—	$(153)	$16,953
Commodity options	9,758	15,053	—	—	24,811
Total return swaps	278	256	—	—	534
Credit default swaps	—	304	12,489	—	12,793
Equity options	—	4,926	—	—	4,926
Foreign exchange forwards and swaps	3,077	4,394	—	(22)	7,449
Interest rate swaps	—	493	8,444	(460)	8,477

Total	$30,219	$25,426	$20,933	$(635)	$75,943

(1)	At December 31, 2009, we held exchange-traded derivative liabilities of $4.9 million.

(2)	Option and swap contracts in the table above are gross of collateral pledged. Option and swap contracts are recorded net of collateral pledged on the Consolidated Statement of Financial Condition. At December 31, 2009, collateral pledged was $62.4 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

At December 31, 2009, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands). Derivative fair values include counterparty netting and are gross of cash collateral received:

	Total Pre-Credit	Credit	Total Post-Credit
	Enhancement	Enhancement	Enhancement
	Netting	Netting(1)	Netting

Counterparty credit quality:
A or higher	$63,203	$(832)	$62,371
B to BBB	228	—	228
Unrated	2,583	—	2,583

Total	$66,014	$(832)	$65,182

(1)	Credit enhancement netting relates to JFP credit intermediation facilities with AA-rated European banks.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2009 is $12.2 million for which we have posted collateral of

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$18.9 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009, we would be required to post an additional $4.6 million of collateral to our counterparties.

(5)	Securitization Activities and Variable Interest Entities (“VIEs”)

Securitization Activities

We engage in securitization activities related to residential and commercial mortgage-backed and other asset-backed securities. In our securitization activities, we use special purpose entities (“SPEs”). We do not consolidate certain securitization vehicles, commonly known as qualifying special purpose entities (“QSPEs”), if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in and the range of discretion they may exercise in connection with the assets they hold. The determination of whether a SPE meets the criteria to be a QSPE requires considerable judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and non-excessive.

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

During the years ended December 31, 2009 and 2008 we transferred assets of $11,284.1 million and $177.1 million, respectively, as part of our securitization activities, received proceeds of $11,308.5 million and $178.2 million, respectively, and recognized net revenues of $47.8 million and $10.0 million, respectively. These transfers were accounted for as sales of assets.

The following table presents the total assets (unpaid principal amount) of, and retained interests in, QSPEs at December 31, 2009 to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment (in millions):

Securitization Type	Total QSPE Assets	Retained Interests(1)

Residential mortgage-backed securities	$1,483.5	$104.8
Commercial mortgage-backed securities	641.7	9.2

(1)	At December 31, 2009, 100% of our retained interests in these securitizations are AAA-rated.

The following table presents cash flows received on retained interests during the year ended December 31, 2009 (in millions):

	Residential	Commercial
	Mortgage-Backed	Mortgage-Backed
	Securities	Securities

Cash flows received on retained interests	$2.7	$(0.2)

We have not provided financial or other support to these QSPEs during the year ended December 31 2009. We have no explicit or implicit arrangements to provide additional financial support to these QSPEs and have no liabilities related to these QSPEs at December 31 2009. Although not obligated, we may make a market in the securities issued by the QSPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be retained interests, although the securities are included in Financial instruments owned — mortgage- and asset-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

VIEs Where We Are The Primary Beneficiary

We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”). JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield and distressed securities, bank loans and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYT is a wholly-owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”).

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

We determined that JHYH and JESOP each meet the definition of a variable interest entity. We are the primary beneficiary of JHYH and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly-owned subsidiary JHYT) and JESOP.

The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statement of Financial Condition in the respective asset and liability categories, as of December 31, 2009 and 2008 (in millions):

	VIE Assets
	December 31, 2009	December 31, 2008

Cash	$190.9	$277.1
Financial instruments owned	1,100.1	546.9
Securities borrowed	559.9	242.7
Receivable from brokers and dealers	340.5	—
Other	47.0	49.3

	$2,238.4	$1,116.0

	VIE Liabilities
	December 31, 2009	December 31, 2008

Financial instruments sold, not yet purchased	$893.2	$230.8
Payable to brokers and dealers	326.5	—
Mandatorily redeemable interests(1)	964.2	854.0
Other	9.8	31.4

	$2,193.7	$1,116.2

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $318.2 million and $280.9 million at December 31, 2009 and 2008, respectively.

The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders.

Our maximum exposure to loss at December 31, 2009 and 2008 was $329.8 million and $291.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH and JESOP which are eliminated in consolidation.

JHYH’s net revenue and formula-determined non-interest expenses amounted $186.9 million and $73.7 million, respectively, for the year ended December 31, 2009. JHYH’s net revenue and formula-determined non-interest expenses amounted to $(145.2) million and $48.7 million, respectively, for the year ended December 31, 2008 and $52.8 million and $49.5 million, respectively, for the year ended December 31, 2007 (April 2, 2007, date of commencement). These revenues and expenses are included in commissions and principal transactions and in our non-interest expenses. These formula-determined non-interest expenses do not necessarily reflect the actual expenses of operating JHYH. Based on the terms of our interests in JHYH and JESOP, percentages of JHYH and JESOP’s net revenue and non-interest expenses are allocated to us and to third party interest holders.

There have been no changes in our conclusion to consolidate JHYH and JESOP since formation.

VIEs Where We Have a Significant Variable Interest

We also hold significant variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. Determining whether an interest in a VIE is significant is a matter of judgment and is based on an assessment of our exposure to the overall assets and liabilities of a VIE. We do not consolidate these VIEs as we do not absorb a majority of the entity’s expected losses or receive a majority of its expected residual returns as a result of holding these variable interests. We have not provided financial or other support to these VIEs during the year ended December 31, 2009. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at December 31, 2009.

The following table presents total assets in these nonconsolidated VIEs and our maximum exposure to loss associated with these non-consolidated VIEs in which we hold significant variable interests at December 31, 2009 and 2008 (in millions):

	December 31, 2009
		Maximum Exposure
		to Loss in Non-		Carrying
	VIE Assets	Consolidated VIEs		Amount

Managed CLOs	$1,310.0	$7.3	(2)	$7.3
Third Party Managed CLO	552.6	14.4	(2)	14.4
Mortgage- and Asset-Backed Vehicles(1)	123,560.0	488.7	(2)	488.7
Private Equity Vehicle	52.3	50.0	(3)	45.7

Total	$125,474.9	$560.4		$556.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2009.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

(3)	Our maximum exposure to loss in this non-consolidated VIE is limited to our loan commitment.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2008
		Maximum Exposure
		to Loss in Non-
		Consolidated VIEs	Carrying
	VIE Assets	(2)	Amount

Managed CLOs	$925.0	$4.1	$4.1
Third Party Managed CLO	390.2	3.3	3.3
Mortgage- and Asset-Backed Vehicles(1)	19,274.9	86.8	86.8

Total	$20,590.1	$94.2	$94.2

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2008.

(2)	Our maximum exposure to loss in non-consolidated VIEs is limited to our investment.

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

Effective with the adoption of accounting changes to ASC 810, Consolidation Topics, on January 1, 2010, we have consolidated assets of $1.6 billion and liabilities of $1.6 billion related to these managed CLOs as we have concluded that we are the primary beneficiary on January 1, 2010 given our management rights over and capital interests in the CLOs. In January 2010, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs and account for our remaining interests in the CLOs at fair value.

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

Private Equity Vehicle.  We entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of December 31, 2009, we have funded approximately $45.7 million of the aggregate principal balance leaving approximately $4.3 million unfunded. Our loan to the Borrower is recorded in other investments on the consolidated statements of financial condition. (See Note 19 for additional discussion of the credit agreement with JCP V.)

(6)	Jefferies Finance LLC

On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance, LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. JFIN is a commercial finance company whose primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans. JFIN can also originate various other debt products such as second lien term, bridge and mezzanine loans as well as related equity co-investments. JFIN also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In February 2006, we and MassMutual reached an agreement to double our equity commitments to JFIN. With an incremental $125 million from each partner, the new total committed equity capitalization of JFIN is $500 million. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2009, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded. Our investment in JFIN is accounted for under the equity method of accounting and is included in Other investments in the Consolidated Statements of Financial Condition. Equity method gains and losses on JFIN are included in Principal transactions in the Consolidated Statements of Earnings.

The following is a summary of selected financial information for JFIN as of and for each of the years in the three-year period ended December 31, 2009 (in millions):

	2009	2008	2007

Total assets	$944.1	$1,075.4	$1,007.5
Total liabilities	691.2	890.5	884.1
Total equity	252.9	184.9	123.4
Our total equity balance	126.4	92.4	61.7
Net earnings (loss)	$67.5	$(43.9)	$15.5

(7)	Acquisitions

Depfa

On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa has been merged into Jefferies.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Goodwill

The following is a summary of goodwill activity for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008

Balance, at beginning of period	$358,837	$344,063
Add: Contingent Consideration	10,038	16,498
Add: Acquisition	568	—
Less: Acquisition adjustment	—	(1,724)
Less: Translation adjustments	(4,648)	—

Balance, at end of period	$364,795	$358,837

Acquisitions of LongAcre Partners Limited, Helix Associates, and Randall & Dewey executed in prior years each contain a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid in cash annually. There is no contractual dollar limit to the potential of additional consideration. The last contingency period of these acquisitions expires in 2012. During the year ended December 31, 2009, we paid approximately $28.7 million in cash related to contingent consideration that had been earned during the current year or prior periods.

Mortgage Servicing Rights

In December 2009, we acquired servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. The following presents information about these servicing rights at December 31, 2009 (in millions):

Carrying
Amount	Fair Value

$8.5	$8.5

We have determined that the servicing rights acquired in December 2009 represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. The fair value of servicing rights is estimated at December 31, 2009 based on the recent transaction price.

(8)	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of December 31, 2009 and 2008. Average daily bank loans for the years ended December 31, 2009 and 2008 were $24.2 million and $94.9 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)	Long-Term Debt

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008

7.75% Senior Notes, due 2012	$306,811	$328,215
5.875% Senior Notes, due 2014	248,831	248,608
5.5% Senior Notes, due 2016	348,865	348,683
8.5% Senior Notes, due 2019	709,193	—
6.45% Senior Debentures, due 2027	346,439	346,333
3.875% Convertible Senior Debentures, due, 2029	276,433	—
6.25% Senior Debentures, due 2036	492,545	492,435

	$2,729,117	$1,764,274

In June and September 2009, we issued 8.5% Senior Notes, due in 2019, with a par amount of $400 million and $300 million, respectively, and received proceeds of $393.9 million and $321.0 million, respectively. During the year ended December 31, 2009, we repurchased approximately $20.3 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $7.7 million, which is recognized in Other income on the Consolidated Statements of Earnings.

On October 26, 2009, we issued 3.875% convertible senior debentures (the “debentures”), maturing in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture convertible into 25.5076 shares of our common stock (equivalent to a conversion price of approximately $39.20 per share of common stock). We received net proceeds of $339.6 million in connection with the offering. Approximately $275.0 million of the net proceeds was allocated to Long-term debt, approximately $5.0 million was allocated to Other assets as debt issuance costs and approximately $42.0 million was allocated to Additional paid-in capital, net of deferred taxes of $27.0 million, on the Consolidated Statements of Financial Condition. In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

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

(10)	Mandatorily Redeemable Convertible Preferred Stock

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

(11)	Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interest

Noncontrolling interest represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interest includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and our consolidated asset management entities. The following table presents our noncontrolling interests at December 31, 2009 and 2008 (in millions):

	December 31,
	2009	2008

JSOP	$282.7	$252.3
JESOP	33.2	29.4
Consolidated asset management entities	5.6	6.1

Noncontrolling interests	$321.5	$287.8

Prior to January 1, 2009, we reported minority interests within liabilities on our Consolidated Statements of Financial Condition. As of January 1, 2009, we identify and present ownership interests in subsidiaries held by parties other than our common shareholders as noncontrolling interests within stockholders’ equity, separately from our own equity. This change in presentation resulted in an increase to total stockholders’ equity of $287.8 million and a decrease to total liabilities of $287.8 million on our Consolidated Statement of Financial Condition as of December 31, 2008. Previously reported balances have been reclassified.

Revenues, expenses, net income or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net income or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interest. Prior to January 1, 2009, we recorded minority interest in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). As of January 1, 2009, Net earnings (loss) to noncontrolling interests is deducted from Net earnings (loss) to determine Net earnings (loss) to common shareholders. This change in presentation resulted in a decrease to Net loss of approximately $53.9 million for the year ended December 31, 2008 and an increase to Net earnings of approximately $3.6 million for the year ended December 31, 2007. There has been no impact on Other comprehensive income or loss because all other comprehensive income or loss is attributable to us.

Mandatorily Redeemable Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. We previously reported these mandatorily redeemable financial instruments within minority interest. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH were previously reflected as minority interest in earnings (loss) of consolidated subsidiaries. As of January 1, 2009, we reclassified these changes to be part of net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The reclassification did not impact Net earnings (loss), but resulted in an increase to Net revenues of $69.1 million for the year ended December 31, 2008 and a decrease to Net revenues of $4.3 million for the year ended December 31, 2007. The carrying amount of the mandatorily redeemable interests of consolidated subsidiaries was approximately $318.0 million and $280.9 million at December 31, 2009 and 2008, respectively.

(12)	Benefit Plans

Pension Plan

We have a defined benefit pension plan, Jefferies Employees’ Pension Plan, which covers certain of our employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee’s career average pay. Our funding policy is to contribute to the plan at least the minimum amount required for funding purposes under the Internal Revenue Code. Differences in each year, if any, between expected and actual returns in excess of a 10% corridor are amortized in net periodic pension calculations. Effective December 31, 2005, benefits under the pension plan have been frozen. Accordingly, there are no further benefit accruals for future service after December 31, 2005.

The following tables set forth the plan’s funded status and amounts recognized in our accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Earnings (in thousands):

	December 31,
	2009	2008

Accumulated benefit obligation	$43,750	$41,492
Projected benefit obligation for service rendered to date	43,750	41,492
Plan assets, at fair value	35,892	33,731

Funded status	(7,858)	(7,761)
Unrecognized net loss	12,005	14,017

Prepaid benefit cost	4,147	6,256
Accumulated other comprehensive loss, before taxes	(12,005)	(14,017)

Pension liability	$(7,858)	$(7,761)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31
	2009	2008	2007

Net pension cost included the following components:
Service cost — benefits earned during the period	$200	$200	$275
Interest cost on projected benefit obligation	2,586	2,531	2,378
Expected return on plan assets	(2,417)	(3,113)	(2,923)
Net amortization	906	—	—
Settlement losses(1)	835	—	—

Net periodic pension cost (income)	$2,110	$(382)	$(270)

(1)	Of the $2.1 million in pension cost, $0.8 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in 2009 for terminated employees exceeded current year interest and service costs.

	Year Ended December 31
	2009	2008

Projected benefit obligation, beginning of year	$41,492	$40,828
Service cost	200	200
Interest cost	2,586	2,531
Actuarial losses	3,132	(366)
Administrative expenses paid	(180)	(209)
Benefits paid	(438)	(1,492)
Settlements	(3,042)	—

Projected benefit obligation, end of year	$43,750	$41,492

	Year Ended December 31,
	2009	2008

Fair value of assets, beginning of year	$33,731	$41,634
Employer contributions	—	2,000
Benefit payments made	(438)	(1,492)
Administrative expenses paid	(180)	(209)
Total investment return	5,821	(8,202)
Settlements	(3,042)	—

Fair value of assets, end of year	$35,892	$33,731

We did not contribute to our pension plan during the year ended December 31, 2009. The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $12.0 million and $14.0 million as of December 31, 2009 and 2008, respectively. During 2010, we expect to recognize an amortization of net loss of $0.7 million as a component of net periodic benefit cost.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Expected benefit payments through December 31, 2019 are as follows (in thousands):

2010	$1,783.4
2011	1,158.2
2012	2,723.6
2013	1,700.1
2014	1,904.1
2015 through 2019	13,664.4

The following is a summary of the fair value of plan assets as of December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of December 31, 2009
	Level 1	Level 2	Total

Plan assets(1):
Cash and cash equivalents	$1,169	$—	$1,169
Listed equity securities(2)	17,999	—	17,999
Fixed income securities:
Corporate debt securities	—	7,874	7,874
Foreign corporate debt securities	—	497	497
U.S. government securities	—	3,750	3,750
Commercial mortgage-backed securities	—	1,207	1,207
Agency mortgage-backed securities	—	2,511	2,511
Asset-backed securities	—	391	391
Other	—	494	494

	$19,168	$16,724	$35,892

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

Assets in the plan are invested under guidelines adopted by the Administrative Committee of the Plan. Because the Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio takes into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2010 is approximately 60% equities and 40% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation:

	2009	2008	2007

Discount rates	5.75%	6.50%	6.25%
Rate of compensation increase	—%	—%	—%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

The equity portfolio may invest up to 5% of the market value of the portfolio in any one company and may invest up to 10% of the market value of the portfolio in any one sector or up to two times the percentage weighting of any one sector as defined by the S&P 500 or the Russell 1000 Value indices, whichever is higher. Permissible investments specified under the equity portfolio of the plan include equity securities of U.S. and non-U.S. incorporated entities and private placement securities issued pursuant to Rule 144A. At least 75% of the market value of the fixed income portfolio must be invested in investment grade securities rated BBB-/Baa3, including cash and cash equivalents. Permissible investments specified under the fixed income portfolio of the plan include: public or private debt obligations issued or guaranteed by U.S. or foreign issuers; preferred, hybrid, mortgage or asset-backed securities; senior loans; and derivatives and foreign currency exchange contracts.

(13)	Compensation Plans

We sponsor the following share-based compensation plans: incentive compensation plan, director plan, employee stock purchase plan and the deferred compensation plan. The fair value of share based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods.

Total compensation cost related to share-based compensation plans amounted to $125.7 million, $562.6 million and $145.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The net tax (deficiency) benefit related to share-based compensation plans recognized in additional paid-in capital during 2009, 2008 and 2007 was ($14.6) million, $6.2 million and $41.7 million, respectively. Cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $12.4 million, $11.9 million and $41.7 million related to share-based compensation in cash flows from financing activities for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had $53.7 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 5.2 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the years ended December 31, 2009, 2008 and 2007:

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock and Restricted Stock Units

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes non-forfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

On December 2, 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock units of active employees and addressed the terms of future restricted stock and restricted stock units granted as part of year-end compensation. We modified these awards by removing the service requirement employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). Prior to the modifications, these awards were generally subject to annual ratable vesting upon a five year service requirement, with provisions related to retirement eligibility. As a result of the removal of the service requirements, we accelerated the remaining compensation cost of the outstanding awards of $302.6 million which was recognized on the modification date and recognized compensation expense of $74.0 million associated with 2008 year-end compensation awards on the date of grant (December 30, 2008).

Upon approval of the overall compensation strategy, we determined that the service inception date precedes the grant date for future restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the year ended December 31, 2009, we recognized compensation expense of $126.5 million related to restricted stock and restricted stock units of approximately 5,384,000 and 215,000, respectively, granted as part of our 2009 year-end compensation.

In addition to year-end compensation awards, we may grant restricted stock and restricted stock units to new employees as “sign-on” awards. Sign-on awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight-line basis over the related four years.

The total compensation cost associated with restricted stock and restricted stock units amounted to $125.1 million, $561.7 million and $144.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total compensation cost includes 2009 year-end compensation and the amortization of sign-on awards, less forfeitures and clawbacks.

The following table details the activity of restricted stock:

			Weighted
	Period Ended		Average Grant
	December 31, 2009		Date Fair Value
	(Shares in 000s)

Restricted stock
Balance, beginning of year	—		$—
Grants	8,136	(1)	$21.41
Fulfillment of service requirement	(5,920	)(1)	$21.94

Balance, end of year	2,216	(2)	$20.01

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(1)	Includes approximately 5.9 million shares of restricted stock granted with no future service requirement during the year ended December 31, 2009. As such, these shares are shown as granted and vested in the year ended December 31, 2009.

(2)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units:

			Weighted
	Period Ended		Average Grant
	December 31, 2009		Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
	(Shares in 000s)

Restricted stock units
Balance, beginning of year	—	34,262	$—	$14.78
Grants	936	351	$17.07	$20.34
Distribution of underlying shares	—	(7,725)	$—	$14.51
Forfeited	—	(420)	$—	$20.39

Balance, end of year	936	26,468	$17.07	$14.84

The aggregate fair value of restricted stock and restricted stock units upon the awards vesting during 2009, 2008 and 2007 was $129.9 million, $563.1 million and $182.9 million, respectively. In addition, we granted restricted stock units with no future service period during 2009 with an aggregate fair value of $7.1 million.

Stock Options

The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the year ended December 31, 2009 is presented below (amounts in thousands, except per share data):

	Year Ended
	December 31, 2009
		Weighted
		Average
		Exercise
	Options	Price

Outstanding at beginning of year	60	$7.24
Exercised	(12)	$5.64

Outstanding at end of year	48	$7.65

Options exercisable at year-end	48	$7.65

The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $94,000, $775,000 and $8,226,000, respectively. Cash received from the exercise of stock options during 2009, 2008 and 2007 totaled $69,000, $840,000 and $5,233,000, respectively, and the tax benefit realized from stock options exercised during 2009, 2008 and 2007 was $38,000, $305,000 and $3,326,000, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The table below provides additional information related to stock options outstanding at December 31, 2009:

	Outstanding,
	Net of Expected	Options
December 31, 2009	Forfeitures	Exercisable
	Dollars and shares in thousands, except per share data

Number of options	48	48
Weighted-average exercise price	7.65	7.65
Aggregate intrinsic value	756	756
Weighted-average remaining contractual term, in years	4.35	4.35

At December 31, 2009, the intrinsic value of vested options was approximately $756,000 for which tax benefits expected to be recognized in equity upon exercise are approximately $310,000.

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

Deferred Compensation Plan.  We also have a Deferred Compensation Plan, which was established in 2001. In 2009, 2008 and 2007, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing it in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. As of the third quarter of 2008, the change in fair value of the specified other alternative investments are recognized in Investment income and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings. Prior financial statement periods have not been adjusted for this change in presentation as the impact of such change does not have a material impact on the related line items within the Consolidated Statements of Earnings for each of the periods presented.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was $0.6 million, $0.9 million and $1.5 million in 2009, 2008 and 2007, respectively. As of December 31, 2009, there were 3,449,000 DCP shares issuable under the Plan.

Employee Stock Ownership Plan.  We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during 2009, 2008 and 2007.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Profit Sharing Plan.  We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $4.5 million, $9.1 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(14)	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the years 2009, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007

Earnings for basic earnings per common share:
Net earnings (loss)	$316,580	$(590,012)	$148,299
Net earnings (loss) to noncontrolling interests	36,537	(53,884)	3,634

Net earnings (loss) to common shareholders	280,043	(536,128)	144,665
Less: Allocation of earnings to participating securities(1)	2,311	6,831	13,573

Net earnings (loss) available to common shareholders	$277,732	$(542,959)	$131,092

Earnings for diluted earnings per common share:
Net earnings (loss)	$316,580	$(590,012)	$148,299
Net earnings (loss) to noncontrolling interests	36,537	(53,884)	3,634

Net earnings (loss) to common shareholders	280,043	(536,128)	144,665
Add: Convertible preferred stock dividends	4,063	—	—
Less: Allocation of earnings to participating securities(1)	2,299	6,831	13,549

Net earnings (loss) available to common shareholders	$281,807	$(542,959)	$131,116

Shares:
Average common shares used in basic computation	200,446	166,163	141,515
Stock options	21	—	388
Mandatorily redeemable convertible preferred stock	4,105	—	—

Average common shares used in diluted computation	204,572	166,163	141,903

Earnings (loss) per common share:
Basic	$1.39	$(3.27)	$0.93
Diluted	$1.38	$(3.27)	$0.92

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 1,668,000, 27,310,000 and 21,345,000 for the years ended December 31, 2009, 2008 and 2007, respectively. No dividends were declared during 2009. Dividends declared on participating securities during 2008 and 2007 amounted to approximately $6.8 million and $3.1 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following securities were considered antidilutive and, therefore, not included in the computation of Diluted earnings per share:

	Number of Securities
	Outstanding
	at December 31,
	2009	2008	2007

Stock options	—	59,720	—
Mandatorily redeemable convertible preferred stock	—	4,105,138	4,082,538

The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2009	—	—	—	—
2008	$0.125	$0.125	—	—

On January 19, 2010, a quarterly dividend was declared of $0.075 per share of common stock payable on March 15, 2010 to stockholders of record as of February 16, 2010.

During the year ended December 31, 2008, we recognized dividend equivalents of $34.4 million distributed on restricted stock units that were granted in prior periods, but which had not previously been charged against retained earnings.

(15)	Income Taxes

Total income taxes for the years ended December 31, 2009, 2008 and 2007 were allocated as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Earnings/(loss)	$199,041	$(290,249)	$93,178
Stockholders’ equity, for compensation expense for tax purposes less than/(in excess of) amounts recognized for financial reporting purposes	14,606	(6,233)	(41,710)

	$213,647	$(296,482)	$51,468

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$130,729	$(110,458)	$78,715
State and local	34,835	5,949	9,379
Foreign	23,084	(5,034)	11,353

	188,648	(109,543)	99,447

Deferred:
Federal	17,032	(101,482)	(13,030)
State and local	8,018	(38,575)	4,218
Foreign	(14,657)	(40,649)	2,543

	10,393	(180,706)	(6,269)

	$199,041	$(290,249)	$93,178

Income taxes differed from the amounts computed by applying the Federal statutory income tax rate of 35% for 2009, 2008 and 2007 as a result of the following (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected income taxes	$180,467	35.0%	$(308,091)	35.0%	$84,517	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	27,855	5.4	(21,207)	2.4	8,838	3.6
Noncontrolling interest, not subject to tax	(12,788)	(2.5)	18,859	(2.1)	(1,272)	(0.5)
Foreign income	326	0.1	16,948	(1.9)	2,593	1.1
Other, net	3,181	0.6	3,243	(0.4)	(1,498)	(0.6)

Total income taxes	$199,041	38.6%	$(290,248)	33.0%	$93,178	38.6%

The following table presents a reconciliation of gross unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance at January 1,	$13,485	$8,825	$5,114
Increases based on tax positions related to the current period	10,769	2,395	2,167
Decreases based on tax positions related to the current period	—	(145)	—
Increases based on tax positions related to prior periods	1,136	3,372	2,839
Decreases based on tax positions related to prior periods	—	(265)	(153)
Decreases related to settlements with taxing authorities	(969)	(697)	(1,142)
Decreases related to a lapse of applicable statute of limitations	(268)	—	—

Balance at December 31,	$24,153	$13,485	$8,825

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $15.7 million, $8.8 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest related to income tax liabilities is recognized in Interest expense. Penalties, if any, are recognized in other expenses. Net, pretax interest expense related to income tax liabilities was $0.7 million in 2009. In addition to the liability for unrecognized tax benefits, we had interest accrued of approximately $4.4 million, $3.7 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, various tax examinations will be concluded and statutes of limitation will expire. These events will have the combined effect of reducing the December 31, 2009 balance of unrecognized tax benefits by $4.2 million, whether resolution results in payment or recognition. It is also reasonably possible that the balance of unrecognized tax benefits will increase significantly during the next twelve months for tax positions related to that period.

We are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year

United States	2006
United Kingdom	2007
New Jersey	2005
New York State	2001
New York City	2003

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Compensation	$325,995	$350,742
Net operating loss	29,861	44,117
Investments	34,975	10,729
Other	31,309	12,204

Sub-total	422,140	417,792
Valuation allowance	(6,980)	(3,390)

Total deferred tax assets	415,160	414,402

Deferred tax liabilities:
Long-term debt	28,673	3,301
Amortization of intangibles	34,112	22,513
Other	8,713	7,622

Total deferred tax liabilities	71,498	33,436

Net deferred tax asset, included in other assets	$343,662	$380,966

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A valuation allowance of $7.0 million and $3.4 million was recorded at December 31, 2009 and 2008, respectively, and represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $3.6 million for the year ended December 31, 2009. We believe that the realization of the net deferred tax asset of $343.7 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At December 31, 2009, we had United Kingdom loss carryforwards of approximately $77.0 million. The United Kingdom loss carryforwards have an unlimited carryforward period. A tax benefit has been recorded for the associated deferred tax assets with no valuation allowance. At December 31, 2009, we had loss carryforwards and other deductible temporary differences in other countries in which we operate of approximately $17.7 million. The losses begin to expire in the year 2013 and the deferred tax assets related to these temporary differences have been fully offset by a valuation allowance.

There is a current tax payable of $94.8 million at December 31, 2009 and a current tax receivable of $130.5 million as of December 31, 2008.

To the extent the non-U.S. subsidiaries have future earnings, no U.S. Federal income tax will be provided for the undistributed earnings because we intend to permanently reinvest these earnings in such operations.

(16)	Commitments, Contingencies and Guarantees

The following table summarizes other commitments and guarantees at December 31, 2009:

		Maturity Date
	Notional/			2012	2014	2016
	Maximum			and	and	and
	Payout	2010	2011	2013	2015	Later
	(Dollars in millions)

Bank credit	$36.0	$18.0	—	$18.0	—	—
Equity commitments	$415.7	$250.0	$0.6	$2.3	$16.6	$146.2
Loan commitments	$159.4	$159.3	—	$0.1	—	—
Derivative contracts-non-credit related	$35,668.9	$30,437.4	$5,223.4	$8.1	—	—
Derivative contracts-credit related:
Index credit default swaps	$105.0	—	—	—	$75.0	$30.0

The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives:

	Notional/	External Credit Rating
	Maximum	AAA/
	Payout	Aaa	AA/Aa	Unrated
	(Dollars in millions)

Bank credit	$36.0	—	—	$36.0
Loan commitments	$159.4	—	—	$159.4
Derivative contract-credit related:
Index credit default swaps	$105.0	$20.0	$10.0	$75.0

Bank Credit.  As of December 31, 2009, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($1.5 million of which is undrawn) of associated investment vehicles in which we have an interest.

Equity Commitments.  On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Finance LLC is $500 million as of December 31, 2009. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of December 31, 2009, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.

As of December 31, 2009, we have an aggregate commitment to invest equity of approximately $14.3 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).

We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of December 31, 2009, leaving $250.0 million unfunded.

As of December 31, 2009, we had other equity commitments to invest up to $8.9 million in various other investments.

Loan Commitments.  From time to time we make commitments to extend credit to investment-banking and other clients in loan syndication, acquisition-finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of December 31, 2009, we had $155.1 million of loan commitments outstanding to clients.

On August 11, 2008, we entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of December 31, 2009, we have funded approximately $45.7 million of the aggregate principal balance leaving approximately $4.3 million unfunded. (See Note 19 for additional discussion of the credit agreement with JCP V.)

Derivative Contracts.  We disclose certain derivative contracts meeting the definition of a guarantee under U.S. generally accepted accounting principles. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At December 31, 2009, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $35,773.9 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At December 31, 2009, the fair value of such derivative contracts approximated $(53.6) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under U.S. generally accepted accounting principles are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.

Jefferies Financial Products, LLC.  JFP maintains a credit intermediation facility with a highly rated European bank (the “Bank”), which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enter into offsetting transactions with JFP and receive a fee from JFP for providing credit support.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Leases.  As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases. Future minimum lease payments for all noncancelable operating leases at December 31, 2009 are as follows (in thousands):

	Gross	Sub-leases	Net

2010	48,256	5,152	43,104
2011	43,246	5,048	38,198
2012	39,666	4,987	34,679
2013	38,519	5,033	33,486
2014	33,104	4,469	28,635
Thereafter	103,799	4,430	99,369

Rental expense amounted to $50,942,000, $50,529,000 and $50,443,000, in 2009, 2008 and 2007, respectively.

(17)	Net Capital Requirements

As registered broker-dealers, Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by the Rule.

As of December 31, 2009, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital

Jefferies	$826,438	$777,316
Jefferies Execution	$9,357	$9,107
Jefferies High Yield Trading	$503,666	$503,416

(18)	Segment Reporting

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

Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Our net revenues, expenses, and total assets by segment are summarized below (amounts in millions):

	Capital		Asset	Eliminating
	Markets		Management	Items		Total

Year ended December 31, 2009
Net revenues	$2,134.9		$35.9	$—		$2,170.8

Expenses	$1,587.1		$30.8	$—		$1,617.9

Segment assets	$28,015.6		$173.7	$—		$28,189.3

Year ended December 31, 2008
Net revenues	$1,074.7		$(52.9)	$—		$1,021.8

Expenses	$1,926.1		$45.0	$—		$1,971.1

Segment assets	$19,843.7		$135.0	$—		$19,978.7

Year ended December 31, 2007
Net revenues	$1,547.5		$20.6	$—		$1,568.1

Expenses	$1,301.7	(1)	$46.7	$(26.0	)(1)	$1,322.4

Segment assets	$29,417.2	(1)	$350.6	$26.0	(1)	$29,793.8

(1)	Our Jefferies Execution subsidiary recorded a goodwill impairment charge of $26 million during the fourth quarter of 2007. Jefferies Execution is a registered broker-dealer. Therefore, goodwill relating to the acquisition of Jefferies Execution in 2001, formerly Helfant Group, Inc., was “pushed down” from us to Jefferies Execution. Jefferies Execution is not one of our “reporting units”, and therefore we have not recorded this $26 million goodwill impairment charge in our Consolidated Financial Statements.

Net Revenues by Geographic Region

Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents net revenues by geographic region for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Americas(1)	$1,900,948	$812,567	$1,357,991
Europe	268,487	191,850	194,034
Asia (including Middle East)	1,342	17,358	16,065

Net Revenues	$2,170,777	$1,021,775	$1,568,090

(1)	Substantially all relates to U.S. results.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(19)	Related Party Transactions

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

In July of 2009, the Borrower exercised its right to extend the final maturity date of the Credit Facility from August 12, 2009 to January 11, 2010; and in October 2009, we and the Borrower agreed to extend the final maturity date to June 30, 2010. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of December 31, 2009 and 2008, loans in the aggregate principal amount of approximately $45.7 million and $31.3 million, respectively, were outstanding under the Credit Facility and recorded in other investments on the consolidated statements of financial condition.

At December 31, 2009, we have commitments to purchase $53.4 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

(20)  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 2009 and December 31, 2008 (in thousands of dollars, except per share amounts):

	March	June	September	December	Year

2009
Total revenues	$405,904	$667,576	$777,177	$622,045	$2,472,702
Earnings before income taxes	49,182	122,328	175,030	169,081	515,621
Net earnings to common shareholders	38,337	61,900	86,286	93,520	280,043
Net earnings per common share:
Basic	$0.19	$0.31	$0.42	$0.47	$1.39

Diluted	$0.19	$0.30	$0.42	$0.46	$1.38

2008
Total revenues	$396,487	$584,025	$453,251	$248,976	$1,682,739
(Loss)/earnings before income taxes	(132,306)	5,469	(53,656)	(699,768)	(880,261)
Net (loss) to common shareholders	(60,537)	(4,385)	(31,304)	(439,902)	(536,128)
Net (loss) per common share:
Basic	$(0.45)	$(0.05)	$(0.18)	$(2.39)	$(3.27)

Diluted	$(0.45)	$(0.05)	$(0.18)	$(2.39)	$(3.27)

During the fourth quarter of 2008, we recognized compensation expense of $302.6 million associated with the removal of service requirements on outstanding restricted stock and restricted stock units. For further discussion, refer to Note 13, “Compensation Plans,” in the Notes to the Consolidated Financial Statements.

(21)	Subsequent Events

We have evaluated whether events or transactions have occurred after December 31, 2009 that would require recognition or disclosure in these consolidated financial statements through February 26, 2010, which is the date of issuance of these financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)3. Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.
3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.
3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.
4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
10.1	Jefferies Group, Inc. 2003 Incentive Compensation Plan, as Amended and Restated as of May 19, 2008 is incorporated herein by reference to Appendix 1 of Registrant’s proxy statement filed on April 16, 2008.
10.2	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on February 27, 2009.
10.3	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on February 27, 2009.
10.4	Summary of the 2010, 2011 and 2012 Executive Compensation Program for Messrs. Handler and Friedman is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 20, 2010.
10.5*	Summary of the 2010 Executive Compensation Program for Messrs. Broadbent, Feller and Hendrickson.
10.6	Standstill Agreement by and between Leucadia National Corporation and Jefferies Group, Inc. dated as of April 20, 2008 is incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on April 21, 2008.
10.7	Purchase Agreement dated June 25, 2009 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., BNY Mellon Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc. and Keefe, Bruyette & Woods, Inc. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 26, 2009.

10.10	Purchase Agreement, dated September 22, 2009, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., BNY Mellon Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., and Keefe, Bruyette & Woods, Inc. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 24, 2009.
10.11	Purchase Agreement, dated October 21, 2009, by and among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., BNY Mellon Capital Markets, Inc., U.S. Bancorp Investments, Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc. and Keefe, Bruyette & Woods, Inc. is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 22, 2009.
21*	List of Subsidiaries.
23*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

Exhibits 10.1, 10.2 10.4, and 10.5 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

/s/  RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	February 26, 2010

/s/ PEREGRINE C. BROADBENT Peregrine C. Broadbent	Executive Vice President and Chief Financial Officer (principal accounting officer)	February 26, 2010

/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director and Chairman, Executive Committee	February 26, 2010

/s/ W. PATRICK CAMPBELL W. Patrick Campbell	Director	February 26, 2010

/s/ IAN M. CUMMING Ian M. Cumming	Director	February 23, 2010

/s/ RICHARD G. DOOLEY Richard G. Dooley	Director	February 26, 2010

/s/ ROBERT E. JOYAL Robert E. Joyal	Director	February 25, 2010

/s/ MICHAEL T. O’KANE Michael T. O’Kane	Director	February 26, 2010

/s/ JOSEPH S. STEINBERG Joseph S. Steinberg	Director	February 26, 2010