Form 10-Q
period 2010-03-31
JEFFERIES GROUP INC /DE/
filed 2010-05-07
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 171,690,186 shares as of the close of business April 28, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010 (1)	2009
ASSETS
Cash and cash equivalents (including $138,429 from VIEs)	$1,028,903	$1,853,167
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,328,194	1,089,803
Financial instruments owned, at fair value, including securities pledged to creditors of $9,060,962 and $5,623,345 in 2010 and 2009, respectively:
Corporate equity securities (including $101,690 from VIEs)	1,854,113	1,500,042
Corporate debt securities (including $615,562 from VIEs)	3,355,418	2,421,704
Government, federal agency and other sovereign obligations	3,509,456	1,762,643
Mortgage- and asset-backed securities (including $31,624 from VIEs)	3,584,910	3,079,865
Loans and other receivables (including $368,302 from VIEs)	481,899	591,208
Derivatives (including $2,172 from VIEs)	38,952	62,117
Investments, at fair value (including $15,294 from VIEs)	70,854	70,156

Total financial instruments owned, at fair value (including $1,134,644 from VIEs)	12,895,602	9,487,735
Investments in managed funds	121,180	115,774
Other investments	206,059	193,628
Securities borrowed	8,246,352	8,237,998
Securities purchased under agreements to resell	4,625,081	3,515,247
Securities received as collateral	34,727	68,494
Receivables:
Brokers, dealers and clearing organizations (including $317,494 from VIEs)	2,071,042	1,504,480
Customers (including $114 from VIEs)	1,198,288	1,020,480
Fees, interest and other	126,336	108,749
Premises and equipment	137,472	140,132
Goodwill	364,135	364,795
Other assets (including $107 from VIEs)	529,104	488,789

Total assets (including $1,590,788 from VIEs)	$32,912,475	$28,189,271

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010 (1)	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $37,416 from VIEs)	$1,780,182	$1,360,528
Corporate debt securities (including $458,230 from VIEs)	2,518,190	1,909,781
Government, federal agency and other sovereign obligations	2,636,956	1,735,861
Mortgage- and asset-backed securities	12,060	21,474
Loans (including $321,311 from VIEs)	353,063	363,080
Derivatives (including $561 from VIEs)	23,673	18,427

Total financial instruments sold, not yet purchaed, at fair value (including $817,518 from VIEs)	7,324,124	5,409,151
Securities loaned	3,414,947	3,592,836
Securities sold under agreements to repurchase	10,504,523	8,239,117
Obligation to return securities received as collateral	34,727	68,494
Payables:
Brokers, dealers and clearing organizations (including $250,346 from VIEs)	1,834,629	889,687
Customers	3,381,557	3,246,485
Accrued expenses and other liabilities (including $2,255 from VIEs)	597,245	941,210

	27,091,752	22,386,980
Long-term debt	2,730,379	2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $320,058 from VIEs)	320,058	318,047

Total liabilities (including $1,390,177 from VIEs)	30,267,189	25,559,144

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 196,536,929 shares in 2010 and 187,855,347 shares in 2009	20	19
Additional paid-in capital	2,067,144	2,036,087
Retained earnings	757,126	698,488
Less:
Treasury stock, at cost, 24,691,756 shares in 2010 and 22,217,793 shares in 2009	(447,600)	(384,379)
Accumulated other comprehensive loss:
Currency translation adjustments	(52,487)	(34,369)
Additional minimum pension liability	(7,257)	(7,257)

Total accumulated other comprehensive loss	(59,744)	(41,626)

Total common stockholders’ equity	2,316,946	2,308,589
Noncontrolling interests	328,340	321,538

Total stockholders’ equity	2,645,286	2,630,127

Total liabilities and stockholders’ equity	$32,912,475	$28,189,271

(1)	Upon adoption of accounting changes described in ASC 810 effective January 1, 2010, we are required to separately identify the amounts included in our assets and liabilities that are attributed to consolidated variable interest entities (“VIEs”). We have chosen to present these amounts parenthetically in the financial statement line item for assets and liabilities at March 31, 2010. No comparative separate identification has been provided for assets and liabilities of consolidated VIEs at December 31, 2009.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues:
Commissions	$134,438	$131,820
Principal transactions	152,546	122,376
Investment banking	198,337	37,086
Asset management fees and investment income (loss) from managed funds	6,599	(37)
Interest	150,020	102,087
Other	16,679	12,572

Total revenues	658,619	405,904
Interest expense	75,377	63,947

Net revenues	583,242	341,957
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	2,048	(5,303)

Net revenues, less mandatorily redeemable preferred interest	581,194	347,260

Non-interest expenses:
Compensation and benefits	319,801	213,381
Floor brokerage and clearing fees	30,730	13,702
Technology and communications	40,210	30,785
Occupancy and equipment rental	19,706	16,296
Business development	13,361	9,445
Professional services	14,423	10,220
Other	17,413	4,249

Total non-interest expenses	455,644	298,078

Earnings before income taxes	125,550	49,182
Income tax expense	47,541	16,756

Net earnings	78,009	32,426
Net earnings (loss) to noncontrolling interests	3,943	(5,911)

Net earnings to common shareholders	$74,066	$38,337

Earnings per common share:
Basic	$0.36	$0.19
Diluted	$0.36	$0.19

Weighted average common shares:
Basic	198,507	203,310
Diluted	202,630	203,326
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Common stock, par value $0.0001 per share
Balance, beginning of period	$19	$17
Issued	1	2

Balance, end of period	20	19

Additional paid-in capital
Balance, beginning of period	2,036,087	1,870,120
Benefit plan share activity (1)	885	16,499
Share-based expense, net of forfeitures and clawbacks	9,244	125,127
Proceeds from exercise of stock options	56	69
Contingent consideration	419	(2,710)
Tax benefit (deficiency) for issuance of share-based awards	17,982	(14,606)
Equity component of convertible debt issuance, net of tax	—	41,588
Dividend equivalents on share-based plans	2,471	—

Balance, end of period	2,067,144	2,036,087

Retained earnings
Balance, beginning of period	698,488	418,445
Net earnings to common shareholders	74,066	280,043
Dividends	(15,428)	—

Balance, end of period	757,126	698,488

Treasury stock, at cost
Balance, beginning of period	(384,379)	(115,190)
Purchases	(63,220)	(263,794)
Returns / forfeitures	(1)	(8,105)
Issued	—	2,710

Balance, end of period	(447,600)	(384,379)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(41,626)	(52,121)
Currency adjustment	(18,118)	9,306
Pension adjustment, net of tax	—	1,189

Balance, end of period	(59,744)	(41,626)

Total common stockholders’ equity	2,316,946	2,308,589

Noncontrolling interests
Balance, beginning of period	321,538	287,805
Net earnings to noncontrolling interests	3,943	36,537
Contributions	46	2,860
Distributions	(245)	(5,664)
Adoption of accounting changes to ASC 810	3,058	—

Balance, end of period	328,340	321,538

Total stockholders’ equity	$2,645,286	$2,630,127

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net earnings to common shareholders	$74,066	$38,337

Other comprehensive income (loss):
Currency translation adjustments	(18,118)	(3,495)

Total other comprehensive loss (1)	(18,118)	(3,495)

Comprehensive income	$55,948	$34,842

(1)	Total other comprehensive loss, net of tax, is attributable to Jefferies Group. No other comprehensive loss is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net earnings	$78,009	$32,426

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,859	7,148
Gain on repurchase of long-term debt	—	(5,946)
Fees related to assigned management agreements	(920)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,048	(5,303)
Accruals related to various benefit plans, stock issuances, net of forfeitures	10,129	7,169
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(238,408)	65,956
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(595,687)	53,474
Customers	(192,481)	(57,969)
Fees, interest and other	(18,812)	21,590
(Increase) decrease in securities borrowed	(57,434)	1,494,964
Increase in financial instruments owned	(3,454,521)	(1,549,463)
Increase in other investments	(12,635)	(4,890)
(Increase) decrease in investments in managed funds	(5,406)	7,629
Increase in securities purchased under agreements to resell	(1,121,664)	(1,767,452)
(Increase) decrease in other assets	(52,113)	6,092
Increase in payables:
Brokers, dealers and clearing organizations	968,300	69,930
Customers	135,803	252,122
Decrease in securities loaned	(134,453)	(62,162)
Increase in financial instruments sold, not yet purchased	1,977,040	1,236,556
Increase (decrease) in securities sold under agreements to repurchase	2,272,072	(135,675)
Decrease in accrued expenses and other liabilities	(318,262)	(288,797)

Net cash used in operating activities	(751,536)	(622,601)

Cash flows from investing activities:
Purchase of premises and equipment	(4,474)	(5,516)
Business acquisition	—	(38,760)
Cash received from contingent consideration	656	—
Cash paid for contingent consideration	(6,997)	(8,163)

Net cash used in investing activities	(10,815)	(52,439)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$18,475	$4,299
Net (payments on) proceeds from:
Repurchase of long-term debt	—	(9,515)
Mandatorily redeemable preferred interest of consolidated subsidiaries	(37)	—
Noncontrolling interest	(199)	—
Repurchase of common stock	(63,220)	(75,549)
Dividends	(12,957)	—
Exercise of stock options, not including tax benefits	56	69

Net cash used in financing activities	(57,882)	(80,696)

Effect of foreign currency translation on cash and cash equivalents	(4,031)	433

Net decrease in cash and cash equivalents	(824,264)	(755,303)
Cash and cash equivalents at beginning of period	1,853,167	1,294,329

Cash and cash equivalents at end of period	$1,028,903	$539,026

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$84,941	$73,524
Income taxes	59,791	(1,061)
Acquisitions:
Fair value of assets acquired, including goodwill		53,104
Liabilities assumed		(14,344)

Cash paid for acquisition		38,760
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary, “ including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2010 second and third quarters will be the three months ended May 31 and August 31, respectively, and our fiscal year end will consist of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the eleven-month period ending November 30, 2010.
Reclassifications
Prior to October 1, 2009, commissions and commission equivalents earned on certain over-the-counter equity securities trades were reported within Principal transactions revenue. As of October 1, 2009, these revenues are included within Commission revenue on the Consolidated Statements of Earnings. Previously presented financial statements have been adjusted to change these revenues from Principal transactions revenue to Commissions revenue. The impact of these changes is to increase Commissions revenue for the three months ended March 31, 2009 by $29.9 million from $101.9 million to $131.8 million and conversely to decrease Principal transactions by $29.9 million from $152.3 million to $122.4 million for transactions during the three months ended March 31, 2009 previously presented in our Quarterly Report on Form 10-Q, as filed on May 8, 2009. There was no impact on Total revenues, Net revenues, Net earnings or Earnings per share for the three months ended March 31, 2009 due to these changes.
Summary of Significant Accounting Policies
Principles of Consolidation
Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, we consolidate entities which lack characteristics of an operating entity or business for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.
All material intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $8.8 million and $7.1 million for the three months ended March 31, 2010 and 2009, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.
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
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements. Revenues are presented net of related unreimbursed expenses. Unreimbursed expenses with no related revenues are included in business development in the Consolidated Statements of Earnings.
Asset Management Fees and Investment Income (Loss) From Managed Funds. Asset management fees and investment income (loss) from managed funds include revenues we earn from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we earn from third-party managed funds and investment income (loss) from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on the value of assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending net asset value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption.
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
Financial Instruments
Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses are recognized in Principal transactions in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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
The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument and market conditions. To the extent that valuation is based on models or input that are

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.
We use prices and inputs that are current as of the measurement date. As the observability of prices and inputs may change for a financial instrument from period to period, this condition may cause a transfer of an instrument among the fair value hierarchy levels. Transfers among the levels are recognized at the beginning of each period.
Valuation Process for Financial Instruments
Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, we allow for mid-market pricing and adjust to the point within the bid-ask range that meets our best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.
For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments. The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations (such as counterparty, credit, concentration or liquidity) derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.
See Note 3, Financial Instruments, for a description of valuation techniques applied to the classes of financial instruments at fair value.
Investments in Managed Funds
Investments in managed funds include our investments in funds managed by us and our investments in third-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for on the equity method or fair value. Gains or losses on our investments in managed funds are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.
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
Securities Borrowed and Securities Loaned
Securities borrowed and securities loaned are carried at cost and accounted for as collateralized financing transactions. In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
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
Securitization Activities
We engage in securitization activities related to mortgage-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statement of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statement of Earnings.
Accounting Developments
The following is a summary of Accounting Standards Codification™ (“ASC”) Topics that have impacted or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:
Consolidation
We have adopted accounting changes described in ASC Topic 810, Consolidation, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing the consolidation of a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. We applied the fair value option as our transition method to consolidate these entities. The following table presents the effect of the consolidation of these entities on our assets, liabilities and stockholders’ equity on January 1, 2010 (in thousands):

Cash and cash equivalents	$66,254
Financial instruments owned, at fair value:
Corporate debt securities	30,393
Loans and other receivables	1,523,566
Investments, at fair value	2,990

Total financial instruments owned, at fair value	1,556,949
Investments in managed funds	(7,273)
Receivable from customers	(13,317)
Receivable from fees, interest and other	4,265

Total assets	$1,606,878

Accrued expenses and other liabilities	$2,886
Long-term debt	1,600,934

Total liabilities	1,603,820

Noncontrolling interests	3,058

Total stockholders’ equity	3,058

Total liabilities and stockholders’ equity	$1,606,878

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs and accounted for our remaining interests in the CLOs at fair value.
Transfers and Servicing
We adopted further accounting changes described in ASC Topic 860, Transfers and Servicing, as of January 1, 2010, which eliminate the concept of a qualifying special purpose entity, require that a transferor consider all arrangements made contemporaneously with, or in contemplation of, a transfer of assets when determining whether derecognition of a financial asset is appropriate, clarify the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates, stipulate that constraints on a transferee’s ability to freely pledge or exchange transferred assets causes the transfer to fail sale accounting, and define participating interests and provides guidance on derecognizing participating interests. The adoption did not have an effect on our financial condition, results of operations or cash flows.
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
Note 2. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of March 31, 2010 and December 31, 2009 (in thousands of dollars):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents:
Cash in banks	$203,818	$196,189
Money market investments	825,085	1,656,978

Total cash and cash equivalents	1,028,903	1,853,167
Cash and securities segregated (1)	1,328,194	1,089,803

	$2,357,097	$2,942,970

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Financial Instruments
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of March 31, 2010
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,761,958	$55,089	$37,066	$—	$1,854,113
Corporate debt securities	8,193	3,224,253	109,464	—	3,341,910
Collateralized debt obligations	—	3	13,505	—	13,508
U.S. government and federal agency securities	1,508,637	442,967	—	—	1,951,604
U.S. issued municipal securities	—	239,969	425	—	240,394
Foreign government issued securities	661,845	655,613	—	—	1,317,458
Residential mortgage-backed securities	—	3,196,723	166,536	—	3,363,259
Commercial mortgage-backed securities	—	98,762	14,966	—	113,728
Other asset-backed securities	—	107,813	110	—	107,923
Loans and other receivables	—	245,669	236,230	—	481,899
Derivatives	139,540	81,659	—	(182,247)	38,952
Investments at fair value	—	685	70,169	—	70,854

Total financial instruments owned	$4,080,173	$8,349,205	648,471	$(182,247)	$12,895,602

Investments in Managed Funds			8,378
Level 3 assets for which the firm does not bear economic exposure (1)			(214,743)

Level 3 assets for which the firm bears economic exposure			$442,106

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,757,459	$22,685	$38	$—	$1,780,182
Corporate debt securities	—	2,517,966	224	—	2,518,190
U.S. government and federal agency securities	1,296,376	160	—	—	1,296,536
U.S. issued municipal securities	—	10	—	—	10
Foreign government issued securities	729,373	611,037	—	—	1,340,410
Residential mortgage-backed securities	—	11,199	—	—	11,199
Commercial mortgage-backed securities	—	861	—	—	861
Loans	—	176,766	176,297	—	353,063
Derivatives	129,273	108,366	1,517	(215,483)	23,673

Total financial instruments sold, not yet purchased	$3,912,481	$3,449,050	$178,076	$(215,483)	$7,324,124

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,419,019	$37,981	$43,042	$—	$1,500,042
Corporate debt securities	—	2,295,486	116,648	—	2,412,134
Collateralized debt obligations	—	—	9,570	—	9,570
U.S. government and federal agency securities	821,323	367,642	—	—	1,188,965
U.S. issued municipal securities	—	127,346	420	—	127,766
Foreign government issued securities	71,199	374,517	196	—	445,912
Residential mortgage-backed securities	—	2,578,796	136,496	—	2,715,292
Commercial mortgage-backed securities	—	307,068	3,215	—	310,283
Other asset-backed securities	—	54,180	110	—	54,290
Loans and other receivables	—	84,666	506,542	—	591,208
Derivatives	219,067	102,357	1,909	(261,216)	62,117
Investments at fair value	—	4,592	65,564	—	70,156

Total financial instruments owned	$2,530,608	$6,334,631	883,712	$(261,216)	$9,487,735

Level 3 assets for which the firm does not bear economic exposure (1)			(379,153)

Level 3 assets for which the firm bears economic exposure			$504,559

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,350,125	$10,403	$—	$—	$1,360,528
Corporate debt securities	—	1,909,781	—	—	1,909,781
U.S. government and federal agency securities	1,350,155	1,911	—	—	1,352,066
U.S. issued municipal securities	—	10	—	—	10
Foreign government issued securities	150,684	233,101	—	—	383,785
Residential mortgage-backed securities	—	21,474	—	—	21,474
Loans	—	10,660	352,420	—	363,080
Derivatives	225,203	100,731	4,926	(312,433)	18,427

Total financial instruments sold, not yet purchased	$3,076,167	$2,288,071	$357,346	$(312,433)	$5,409,151

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.
We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan commitments are included in Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. Cash and cash equivalents, the cash component of cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, receivables — brokers, dealers and clearing organizations, receivables — customers, receivables — fees, interest and other, payables — brokers, dealers and clearing organizations and payables —

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:
Corporate Equity Securities
•	Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.
•	Non-exchange Traded Equity Securities: Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).
•	Equity warrants: Equity warrants are generally classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.
Corporate Debt Securities
•	Corporate Bonds: Corporate bonds are measured primarily using broker quotations and pricing service data from external providers, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are classified within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.
•	High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are classified within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing service data from external providers, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are classified in Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.
•	Auction Rate Securities: Auction rate securities (“ARS”) included within corporate debt securities include ARS backed by pools of student loans and auction rate preferred securities issued by closed end mutual funds. ARS are measured using market data provided by external service providers, as available. The fair value of ARS is also determined by benchmarking to independent market data and adjusting for projected cash flows, level of seniority in the capital structure, leverage, liquidity and credit rating, as appropriate. ARS are classified within Level 3 of the fair value hierarchy based on our assessment of the transparency of the external market data received.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Collateralized Debt Obligations
Collateralized debt obligations are measured based on valuations received from third party brokers and classified within Level 3 of the fair value hierarchy due to the unobservable nature of the pricing inputs underlying the broker valuations.
U.S. Government and Federal Agency Securities
•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized in Level 1 of the fair value hierarchy.
•	U.S. Agency Issued Debt Securities: Callable and non callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services. Noncallable U.S. agency securities are generally classified within Level 1 of the fair value hierarchy and callable U.S. agency securities are classified within Level 2.
Municipal Securities
Municipal securities are measured based on quoted prices obtained from external data providers and generally classified within Level 2 of the fair value hierarchy.
Foreign Government Issued Securities
•	G-7 Government and non-G-7 Government Bonds: G-7 government and non-G-7 government bonds are measured based on quoted market prices obtained from external pricing services. G-7 government bonds are categorized within Level 1 of the fair value hierarchy and non-G-7 government bonds are categorized within Level 2.
•	Emerging Market Sovereign Debt Securities: Valuations are primarily based on market price quotations from external data providers, where available, or recently executed independent transactions of comparable size. To the extent market price quotations are not available or recent transactions have not been observed, valuation techniques incorporating foreign currency curves, interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value. Emerging market sovereign debt securities are generally classified within Level 2 of the fair value hierarchy.
Residential Mortgage-Backed Securities
•	Agency Residential Mortgage-Backed Securities: Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations, interest-only and principal-only securities and to-be-announced securities and are generally measured using market price quotations from external data providers and categorized within Level 2 of the fair value hierarchy.
•	Agency Residential Inverse Interest-Only Securities (“Agency Inverse IOs”): The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing assumptions, as appropriate.
•	Non-Agency Residential Mortgage-Backed Securities: Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.
Commercial Mortgage-Backed Securities
•	Agency Commercial Mortgage-Backed Securities: GNMA project loan bonds and FNMA DUS mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.
•	Non-Agency Commercial Mortgage-Backed Securities: Non-agency commercial mortgage-backed securities are measured using pricing data obtained from third party services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.
Other Asset-Backed Securities
Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 of the fair value hierarchy. Valuations are determined using pricing data obtained from third party services and prices observed for recently executed market transactions.
Loans and Other Receivables
•	Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations from external data providers where sufficient observability exists as to the extent of market transaction data supporting the pricing data. Corporate loans categorized within Level 3 are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.
•	Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on observed market prices of recently executed purchases of similar loans which are then used to derive a market implied spread. The market implied spread is used as the primary input in estimating the fair value of loans at the measurement date. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.
•	Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy with fair value estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers.
Derivatives
•	Listed Derivative Contracts: Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.
•	OTC Derivative Contracts: OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized in Level 2 of the fair value hierarchy given the observability of the inputs to the valuation models.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
OTC options include OTC equity and commodity options measured using Black-Scholes models with key inputs impacting the valuation including the underlying security or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, and valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves. Credit defaults swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps. For single-name credit default swaps, fair value is determined based on valuation statements provided by the counterparty. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from third parties.
Investments at Fair Value
Investments at fair value include primarily investments in hedge funds, fund of funds and private equity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy.
Investments in Managed Funds
Investments in managed funds that are accounted for at fair value consist of interests in collateralized loan obligations, are measured based on valuations received from third parties and are categorized in Level 3 of the fair value hierarchy.
At March 31, 2010 and December 31, 2009, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

Valuation Basis at	Financial Instruments	Financial Instruments
March 31, 2010	Owned	Sold, Not Yet Purchased
Exchange closing prices	14%	24%
Recently observed transaction prices	12%	2%
Data providers/pricing services	60%	58%
Broker quotes	11%	15%
Valuation techniques	3%	1%

	100%	100%

Valuation Basis at	Financial Instruments	Financial Instruments
December 31, 2009	Owned	Sold, Not Yet Purchased
Exchange closing prices	15%	25%
Recently observed transaction prices	2%	2%
Data providers/pricing services	55%	48%
Broker quotes	12%	23%
Valuation techniques	16%	2%

	100%	100%

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010
							Change in
							unrealized gains/
		Total gains/	Purchases,				(losses) relating to
	Balance,	losses	sales, settlements,	Transfers	Transfers out	Balance,	instruments still held
	December 31,	(realized and	and	into	of	March 31,	at March 31, 2010
	2009	unrealized) (1)	issuances	Level 3	Level 3	2010	(1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(6,605)	$3,361	$71	$(2,803)	$37,066	$(6,378)
Corporate debt securities	116,648	(1,318)	(5,163)	50	(753)	109,464	937
Collateralized debt obligations	9,570	3,935	—	—	—	13,505	3,935
U.S. issued municipal securities	420	5	—	—	—	425	5
Foreign government issued securities	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	5,345	23,248	5,397	(3,950)	166,536	392
Commercial mortgage-backed securities	3,215	(226)	12,450	858	(1,331)	14,966	(303)
Other asset-backed securities	110	—	—	—	—	110	—
Loans and other receivables	506,542	6,735	(44,488)	—	(232,559)	236,230	4,025
Investments at fair value	65,564	282	38	4,285		70,169	(313)

Investments in managed funds	$—	$1,106	$7,272	$—	$—	$8,378	$1,106

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	$38	$—
Corporate debt securities	—	(6)	230	—	—	224	(5)
Net derivatives (2)	6,835	(3,409)	—	—	(1,909)	1,517	(3,409)
Loans	352,420	—	(48,282)	—	(127,841)	176,297	—

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net Derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — derivatives.
During the three months ended March 31, 2010, we had transfers of assets of $10.7 million from Level 2 to Level 3, which are primarily attributed to transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs. Additionally, transfers of assets from Level 2 to Level 3 are attributed to certain investments at fair value, which have little to no transparency as to trade activity. Transfers of assets from Level 3 to Level 2 during the three months ended March 31, 2010 were $241.6 million primarily attributed to corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Transfers of liabilities from Level 2 to Level 3 were $0.04 million and transfers of liabilities from Level 3 to Level 2 were $129.8 million for the three months ended March 31, 2010. Transfers of liabilities from Level 3 to Level 2 during the three months ended March 31, 2010 are primarily due to transfers of short corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities.
Net gains on Level 3 assets, excluding investments in managed funds, were $8.2 million and net gains on Level 3 liabilities were $3.4 million for the three months ended March 31, 2010.

	Three Months Ended March 31, 2009
	Non-derivative	Non-derivative	Derivative	Derivative
	instruments –	instruments –	instruments –	instruments –
	Assets	Liabilities	Assets	Liabilities	Investments
Balance, December 31, 2008	$394,316	$3,515	$—	$8,197	$75,059
Total gains/ (losses) (realized and unrealized) (1)	(39,296)	390	3,087	(4,324)	(6,474)
Purchases, sales, settlements, and issuances	134,968	58,516	—	—	2,757
Transfers into Level 3	25,528	—	—	—	6
Transfers out of Level 3	(12,550)	(3,515)	—	—	—

Balance, March 31, 2009	$502,966	$58,906	$3,087	$3,873	$71,348

Change in unrealized gains/ (losses) relating to instruments still held at March 31, 2009 (1)	$(37,511)	$(390)	$3,087	$4,324	$(7,013)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
During the three months ended March 31, 2009, we had transfers of assets of $25.5 million from Level 2 to Level 3 and transfers of $12.6 million from Level 3 to Level 2. During the three months ended March 31, 2009, we had transfers of liabilities of $3.5 million from Level 3 to Level 2. Net gains on Level 3 derivative assets and derivative liabilities were $3.1 million and $4.3 million, respectively, for the three months ended March 31, 2009 and net losses on Level 3 non-derivative assets were $39.3 million.
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.
The following tables provide further information about our investments in entities that have the characteristics of an investment company at March 31, 2010 and December 31, 2009 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	March 31, 2010
		Unfunded	Redemption Frequency
	Fair Value	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a) (i)	$18,567	$—	Quarterly, Semiannually
Equity Long/Short Hedge Funds — International(b) (i)	32	—
High Yield Hedge Funds(c) (i)	996	—
High Yield Hedge Funds — International(d) (i)	771	—
Fund of Funds(e) (i)	3,529	163	Annually, GP Consent Required
Private Equity Funds(f) (i)	12,039	3,118
Private Equity Funds — International(g)	7,703	4,616
Other Investments(h)	4,543	—	At Will

Total(j)	$48,181	$7,897

	December 31, 2009
		Unfunded	Redemption Frequency
	Fair Value	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a) (i)	$16,210	$—	Quarterly, Semiannually
Equity Long/Short Hedge Funds — International(b) (i)	71	—
High Yield Hedge Funds(c) (i)	1,022	—
High Yield Hedge Funds — International(d) (i)	1,114	—
Fund of Funds(e) (i)	6,497	166	Annually, GP Consent Required
Private Equity Funds(f) (i)	10,407	3,150
Private Equity Funds — International(g)	6,979	5,081
Other Investments(h)	5,113	—	At Will

Total(j)	$47,413	$8,397

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in both domestic and international markets. These hedge funds may invest in securities in both public and private sectors. Investments representing approximately 2% of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At March 31, 2010 and December 31, 2009, investments representing approximately 28% and 31%, respectively, of fair value cannot be redeemed until the lock-up period expires on December 31, 2010. At March 31, 2010 and December 31, 2009, investments representing approximately 70% and 67%, respectively, of the fair value in this category are redeemable with 60 — 90 days prior written notice.

(b)	This category includes an investment in a hedge fund that invests in foreign technology equity securities, which has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund, which is estimated to be within one to two years.

(c)	This category includes investments in funds that invest in U.S. public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, private equity investments and emerging markets debt. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. These funds are currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(d)	This category includes an investment in a hedge fund that invests in Russian fixed income instruments.

(e)	This category includes investments in funds of funds that invest in various private equity funds. At March 31, 2010 and December 31, 2009, approximately 76% and 40%, respectively, of the fair value of the investments is managed by Jefferies and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

funds, which are estimated to be liquidated in one to three years. At March 31, 2010 and December 31, 2009, investments representing approximately 16% and 60%, respectively, of the fair value of the investments in this category were approved for redemption and the funds’ net asset values were received in April and in the first quarter of 2010, respectively. Investments representing approximately 8% at March 31, 2010 of the fair value of the investments in this category have been redeemed and the remaining funds are expected to be received within the year.

(g)	This category includes investments in private equity funds that invest in the equity of various U.S. private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the funds. At March 31, 2010 and December 31, 2009, investments representing approximately 95% and 94%, respectively, of fair value are expected to liquidate in one to eleven years. At March 31, 2010 and December 31, 2009, an investment representing approximately 5% and 6%, respectively, of the total fair value in this category is currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(h)	This category includes investments in private equity funds that invest in the equity of foreign private companies. At March 31, 2010 and December 31, 2009, investments representing approximately 76% and 74%, respectively, of fair value are Israeli private equity funds that invest in service companies. The fair values of these investments have been estimated using the net asset value derived from each of the funds’ partner capital statements. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the fund, which are estimated to be liquidated in two to five years. At March 31, 2010 and December 31, 2009 the fair value of investments representing approximately 24% and 26%, respectively, of the fair value are private equity funds that invest in Croatian and Vietnamese companies.

(i)	At March 31, 2010 and December 31, 2009 investments representing approximately 78% and 67%, respectively, of the fair value of investments are held on behalf of a Jefferies’ deferred compensation plan measured at net asset value. At March 31, 2010 and December 31, 2009 investments representing approximately 22% and 33%, respectively, of fair value are closed-ended funds that invest in Vietnamese equity and debt instruments.

(j)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(k)	Investments at fair value, in the Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009 include $22.7 million of direct investments which are not investment companies and therefore are not part of this disclosure table.
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
A portion of our derivative activities is performed by Jefferies Financial Products, LLC (“JFP”), a market maker in commodity index products and a trader in commodity futures and options. JFP maintains credit intermediation facilities with highly rated European banks (the “Banks”), which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Banks. The Banks simultaneously enter into offsetting transactions with JFP and receive a fee from JFP for providing credit support. In certain cases, JFP is responsible to the Banks for the performance of JFP’s customers.
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
The following table presents the fair value and related notional amounts of derivative contracts at March 31, 2010 and December 31, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands):

	March 31, 2010
	Assets		Liabilities
		Notional		Notional
	Fair Value	Amount	Fair Value	Amount
Interest rate contracts	$17,817	$56,741,743	$31,786	$61,678,849
Foreign exchange contracts	25,210	747,978	28,296	631,551
Equity contracts	138,865	3,398,117	129,471	3,032,428
Commodity contracts	21,573	13,002,789	35,200	9,213,285
Credit contracts	17,734	378,761	14,403	345,000

Total	221,199	$74,269,388	239,156	$74,901,113

Counterparty/cash-collateral netting	(182,247)		(215,483)

Total per Consolidated Statement of Financial Condition	$38,952		$23,673

	December 31, 2009
	Assets		Liabilities
		Notional		Notional
(in thousands)	Fair Value	Amount	Fair Value	Amount
Interest rate contracts	$27,415	$1,259,014	$24,068	$1,910,832
Foreign exchange contracts	2,637	291,812	7,470	281,246
Equity contracts	222,311	3,580,416	228,403	8,958,430
Commodity contracts	54,257	4,882,782	57,237	2,683,425
Credit contracts	16,713	217,441	13,682	135,000

Total	323,333	$10,231,465	330,860	$13,968,933

Counterparty/cash-collateral netting	(261,216)		(312,433)

Total per Consolidated Statement of Financial Condition	$62,117		$18,427

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents unrealized and realized gains and losses on derivative contracts for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
(in thousands)	Gain (Loss)	Gain (Loss)
Interest rate contracts	$21,257	$(5,010)
Foreign exchange contracts	(871)	(1,121)
Equity contracts	(5,936)	(191,483)
Commodity contracts	(2,845)	(3,556)
Credit contracts	(19,048)	7,215

Total	$(7,443)	$(193,955)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of March 31, 2010 (in thousands):

	OTC derivative assets (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity options	$5,559	$6,252	$—	$—	$11,811
Total return swaps	3,053	2,032	—	—	5,085
Credit default swaps	—	1,008	12,290	(364)	12,934
Fx forwards and swaps	1,049	—	—	—	1,049
Interest rate swaps	—	—	660	—	660

Total	$9,661	$9,292	$12,950	$(364)	$31,539

(1)	At March 31, 2010, we held exchange traded derivative assets of $10.3 million.

(2)	Option and swap contracts in the table above are gross of collateral received. Option and swap contracts are recorded net of collateral received on the Consolidated Statement of Financial Condition. At March 31, 2010, collateral received was $2.9 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities (1) (2) (4)
			Greater Than	Cross-Maturity
	0 - 12 Months	1 - 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$16,909	$—	$—	$—	$16,909
Commodity options	2,259	7,334	—	—	9,593
Total return swaps	120	—	—	—	120
Credit default swaps	—	—	11,443	(364)	11,079
Equity options	—	1,517	—	—	1,517
Fx forwards and swaps	5,516	243	—	—	5,759
Interest rate swaps	257	8,831	5,698	—	14,786

Total	$25,061	$17,925	$17,141	$(364)	$59,763

(1)	At March 31, 2010, we held no exchange traded derivative liabilities.

(2)	Option and swap contracts in the table above are gross of collateral pledged. Option and swap contracts are recorded net of collateral pledged on the Consolidated Statement of Financial Condition. At March 31, 2010, collateral pledged was $36.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.
At March 31, 2010, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality:
A or higher	$30,520
Unrated	1,019

Total	$31,539

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2010 and 2009, is $20.7 million and $26.1 million, respectively, for which we have posted collateral of $19.6 million and $24.3 million, respectively, in the normal course of business. On March 31, 2010, if the credit-risk-related contingent features underlying these agreements were triggered, we would not be required to post additional collateral to our counterparties as we are over collateralized; if triggered on March 31, 2009, we would have been required to post an additional $0.7 million of collateral to our counterparties.
Note 5. Collateralized Transactions
We receive securities in connection with resale agreements and securities borrowings and generally provide cash to the resale counterparty or lender, respectively, as collateral. At March 31, 2010 and December 31, 2009, the approximate fair value of securities received by us that may be sold or repledged by us related to resale agreements and securities borrowings was $13.5 billion and $11.6 billion, respectively. At March 31, 2010 and December 31, 2009, a substantial portion of the securities received by us had been sold or repledged. Additionally, we receive securities as collateral in connection with customer margin loans.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, should treat these as noncash transactions and should not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged to creditors on our Consolidated Statement of Financial Condition. At December 31, 2009, certain securities for securities transactions of borrowed fixed income securities were recorded as an asset on our Consolidated Statement of Financial Condition within Securities borrowed and the fixed income securities pledged as collateral to the lender were recorded as a liability within Securities loaned on the Consolidated Statement of Financial Condition. The December 31, 2009 Consolidated Statement of Financial Condition has not been adjusted for this accounting treatment as the impact on the consolidated financial statements is not material. At March 31, 2010, we have appropriately not recognized these transactions on the Consolidated Statement of Financial Condition.
We pledge securities in connection with repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. The pledge of our securities is in connection with our mortgage-backed securities, corporate bond, government and agency securities and equities businesses. Securities pledged to creditors are included within Financial instruments owned on our Consolidated Statements of Financial Condition. Counterparties generally have the right to sell or repledge the collateral. The following is a summary of the carrying value of the major categories of securities pledged to creditors, including amounts pledged as collateral where we have borrowed securities, as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Equity securities	$1,147,704	$658,959
Fixed income securities	7,913,258	4,964,386

	$9,060,962	$5,623,345

At March 31, 2010 and December 31, 2009, of the total securities pledged to creditors, $1.8 billion and $1.6 billion, respectively, were pledged to counterparties in connection with clearing arrangements utilized by us, which includes margin loans provided to us. Under the terms of our arrangements that allow us to offset our payables with other activity with the clearing counterparty, we had no liabilities outstanding on our Consolidated Statement of Financial Condition associated with these clearing arrangements at March 31, 2010 and December 31, 2009.
We also engage in securities for securities transactions in which we are the lender of securities and receive other securities as collateral rather than cash. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At March 31, 2010 and December 31, 2009, $34.7 million and $68.5 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
Note 6. Securitization Activities and Variable Interest Entities
Securitization Activities
We engage in securitization activities related to mortgage-backed and other asset-backed securities. In our securitization activities, we use special purpose entities (“SPEs”). Prior to January 1, 2010, we did not consolidate our securitization vehicles as they met the criteria of qualifying special purpose entities (“QSPEs”). QSPEs were not subject to consolidation prior to January 1, 2010. With the removal of the QSPE concept and the exception from applying the consolidation requirements for VIEs under the accounting changes to ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidations, effective January 1, 2010, our securitization vehicles generally meet

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
the criteria of variable interest entities; however we do not consolidate our securitization vehicles as we do not meet the characteristics of the primary beneficiary for these vehicles. See “Variable Interest Entities” in this footnote for further discussion on variable interest entities and our determination of the primary beneficiary.
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
Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition. We apply fair value accounting to these securities. We have not provided financial or other support to these securitization vehicles during the three months ended March 31, 2010 and 2009. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at March 31, 2010 and December 31, 2009. Although not obligated, we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — mortgage- and asset-backed securities.
During the three months ended March 31, 2010, we transferred assets of $3,130.5 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $2,457.0 million, beneficial interests of $729.7 million, and recognized Net revenues of $29.0 million. During the three months ended March 31, 2009, we transferred assets of $1,078.1 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $1,080.1 million, beneficial interests of $132.2 million, and recognized Net revenues of $2.7 million. These transfers were accounted for as sales of assets. Beneficial interests received in the form of securities issued by these vehicles in these transfers were initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 3, Financial Instruments.
The following table presents cash flows received on beneficial interests in securitization vehicles to which we have transferred assets and received sale accounting during the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31, 2010 (1)	March 31, 2009 (1)
Residential mortgage-backed securities	$6.2	$0.4

(1)	There were no cash flows received on beneficial interests in securitization vehicles of Commercial mortgage-backed securities for the three months ended March 31, 2010 and March 31, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at March 31, 2010 and December 31, 2009 (in millions):

	Initial Fair Value
	of Securities	As of March 31, 2010
Securitization Type	Received (3)	Total Assets (4)	Securities (1)(2)
Residential mortgage-backed securities	$708.3	$3,820.1	$417.0
Commercial mortgage-backed securities	21.4	266.4	19.8

(1)	At March 31, 2010, 99% of these securities issued in these securitizations are AAA-rated.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of May 6, 2010, we continue to hold approximately $183.8 million and $5.0 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received that were issued by securitization vehicles on date of asset transfer.

(4)	Represents unpaid principal amount of assets in the securitization vehicles.

	As of December 31, 2009
Securitization Type	Total Assets	Securities (1)(2)
Residential mortgage-backed securities	$1,483.5	$104.8
Commercial mortgage-backed securities	641.7	9.2

(1)	At December 31, 2009, 100% of these securities issued in these securitizations are A-rated.

(2)	A significant portion of these securities have been subsequently sold in secondary market transactions to third parties. As of May 6, 2010, we continue to hold approximately $24.1 million and $-0- of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.
Variable Interest Entities
Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. Effective January 1, 2010, the primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Prior to January 1, 2010, the primary beneficiary was the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.
We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE. Effective January 1, 2010, we reassess whether we are the primary beneficiary of a VIE on an ongoing basis rather than upon the occurrence of certain events. Prior to January 1, 2010, we were required to reassess whether we were the primary beneficiary of a VIE only upon the occurrence of certain reconsideration events.
Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.
We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.
VIEs Where We Are The Primary Beneficiary
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of March 31, 2010 and December 31, 2009 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	Consolidated VIE Assets
	March 31, 2010		December 31, 2009
	High Yield	Other	High Yield	Other
Cash	$136.8	$1.6	$190.9	$—
Financial instruments owned	1,113.7	20.9	1,100.1	—
Securities borrowed	519.0	—	559.9	—
Receivable from brokers and dealers	349.5	—	340.5	—
Other	335.6	—	47.0	—

	$2,454.6	$22.5	$2,238.4	$—

	Consolidated VIE Liabilities
	March 31, 2010		December 31, 2009
	High Yield	Other	High Yield	Other
Financial instruments sold, not yet purchased	$818.2	$—	$893.2	$—
Payable to brokers and dealers	287.0	—	326.5	—
Mandatorily redeemable interests (1)	1,047.9	—	964.2	—
Promissory note (2)	—	6.5	—	—
Other	49.7	—	9.8	—

	$2,202.8	$6.5	$2,193.7	$—

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $320.1 million and $318.0 million at March 31, 2010 and December 31, 2009, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
High Yield. We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”), Jefferies High Yield Finance, LLC (“JHYF”), and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYF is engaged in the trading of total return swaps. JLCP is engaged in the trading of bank debt, credit default swaps and trade claims. JHYT, JHYF and JLCP are wholly-owned subsidiaries of Jefferies High Yield Holdings, LLC (“JHYH”).
We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, JSOP and JESOP, are also investors in JHYH. The arrangement term is through April 2013, with an option to extend. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. We determined that JHYH, JSOP and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH, JSOP and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly-owned subsidiaries JHYT, JHYF and JLCP), JSOP and JESOP.
At March 31 2010 and December 31, 2009, the carrying amount of our variable interests was $332.2 million and $329.8 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. At March 31, 2010 and December 31, 2009, we have an unfunded commitment of $250.0 million to JHYH. In addition, the high yield secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.
There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation.
Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees or clients. We manage and invest alongside our employees or clients in these vehicles. The assets of these VIEs consist of private equity and debt securities, and are available for the benefit of the entities’ debt and equity holders. Our variable interests in these vehicles consist of equity securities and promissory notes. The creditors of these VIEs do not have recourse to our general credit.
We did not previously consolidate these investment vehicles as we are not the party that absorbs (receives) a majority of the expected losses (returns) or because these entities did not previously meet the characteristics of a VIE and we provide the nonvoting investors with “kick-out” rights. No gain or loss was recognized upon the initial consolidation of these VIEs.
VIEs Where We Have a Variable Interest
We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. We have not provided financial or other support to these VIEs during the three months ended March 31, 2010 or year ended December 31, 2009. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at March 31, 2010 and December 31, 2009.
We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following table presents the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010
		Maximum exposure to
		loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,902.0	$28.6	(2)	$28.6
Mortgage- and asset-backed vehicles — Non-agency (1)	66,663.6	558.2	(2)	558.2
Mortgage- and asset-backed vehicles — Agency (1)	10,766.2	1,157.7	(2)	1,157.7
Asset management vehicle	692.8	17.8	(2)	17.8
Private equity vehicle	55.5	50.0	(3)	48.5

Total	$80,080.1	$1812.3		$1810.8

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at March 31, 2010.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

(3)	Our maximum exposure to loss in this non-consolidated VIE is limited to our loan commitment.

	December 31, 2009
		Maximum exposure to
		loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,862.6	$21.7	(2)	$21.7
Mortgage- and asset-backed vehicles — Non-agency (1)	123,560.0	488.7	(2)	488.7
Private equity vehicle	52.3	50.0	(3)	45.7

Total	$125,474.9	$560.4		$556.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2009.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

(3)	Our maximum exposure to loss in this non-consolidated VIE is limited to our loan commitment.
Collateralized Loan Obligations. We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Effective with the adoption of accounting changes to ASC Topic 810, Consolidation, on January 1, 2010, we concluded that we were the primary beneficiary on January 1, 2010 given our management rights over and interests in debt securities issued by the CLOs. Accordingly, we consolidated the assets and liabilities of these CLOs on January 1, 2010. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The debt securities are accounted for at fair value and are included in Investments in managed funds on our Consolidated Statements of Financial Condition. The carrying amount of the debt securities was $8.4 million and $7.3 million at March 31, 2010 and December 31, 2009, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.
In addition, we have variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO. This VIE has assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in this VIE consists of debt securities. The fair value of our interests in this VIE consist of a direct interest and an indirect interest via Jefferies Finance, LLC. The direct investment is accounted for at fair value and included in Financial

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
instruments owned in our Consolidated Statements of Financial Condition. Our exposure to loss is limited to our investments in the debt securities.
Mortgage- and Asset-Backed Vehicles. We purchase and sell variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities, in connection with our trading and market-making activities. Our variable interests in these VIEs consist of mortgage and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. Prior to January 1, 2010, we determined that agency mortgage- and asset-backed vehicles met the criteria of a QSPE, which were not subject to consolidation. As of January 1, 2010, we now include our variable interests in agency mortgage- and asset-backed vehicles in the disclosure of our variable interests in VIEs.
Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of March 31, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method and included in Investments in managed funds on our Consolidated Statements of Financial Condition. The management and performance fees are accrued as the amounts become realizable.
Private Equity Vehicle. We entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of March 31, 2010 and December 31, 2009, we have funded approximately $48.5 million and $45.7 million, respectively, of the aggregate principal balance leaving approximately $1.5 million and $4.3 million, respectively, unfunded. Our loan to the Borrower is recorded in Other investments on the Consolidated Statements of Financial Condition. On May 3, 2010, we and the Borrower amended the Credit Agreement and extended the final maturity date to September 30, 2010 and increased our commitment to make loans to the Borrower by $10.0 million to an aggregate principal amount of up to $60.0 million. (See Note 19 for additional discussion of the credit agreement with JCP V.)
Note 7. Acquisitions
Depfa
On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa has been merged into Jefferies.
The Depfa acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at acquisition date as summarized in the following table. Goodwill of $568,000 is measured as the excess of the cash consideration over fair value of net assets acquired, including identified intangible assets, and represents the value expected from the synergies and economies of scale created from combining Depfa’s municipal securities business with our full-service sales and trading, and investment banking capabilities. All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes.
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

Goodwill
The following is a summary of goodwill activity for the three months ended March 31, 2010 (in thousands):

Three Months Ended
March 31, 2010
Balance, at beginning of period	$364,795
Add: Contingent Consideration	798
Less: Translation adjustments	(1,458)

Balance, at end of period	$364,135

Acquisitions of LongAcre Partners, Helix Associates, and Randall & Dewey executed in prior years, each contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid annually. There was no contractual dollar limit to the potential of additional consideration except for LongAcre Partners which is a fixed sum. The last period for additional contingent consideration based upon revenue performance has expired. During the three months ended March 31, 2010, we paid approximately $7.0 million in cash related to contingent consideration that had been earned during the current year or prior periods.
Mortgage Servicing Rights
In December 2009, we acquired servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights acquired in December 2009 represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned $0.9 million in fees related to these servicing rights during the three-months ended March 31, 2010. The following presents the activity in the balance of these servicing rights for the three months ended March 31, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Three Months Ended
March 31, 2010
Balance, beginning of period	$8,500
Less: Amortization	88

Balance, end of period	$8,412

The fair value of these servicing rights was $14.6 million and $8.5 million at March 31, 2010 and December 31, 2009, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding prepayment and delinquencies are not significant to the fair value.
Note 8. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of March 31, 2010 and December 31, 2009. Average daily bank loans for the three months ended March 31, 2010 and the year ended December 31, 2009 were $72.0 million and $24.2 million, respectively.
Note 9. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
7.75% Senior Notes, due 2012	$306,587	$306,811
5.875% Senior Notes, due 2014	248,889	248,831
5.5% Senior Notes, due 2016	348,732	348,865
8.5% Senior Notes, due 2019	709,052	709,193
6.45% Senior Debentures, due 2027	346,468	346,439
3.875% Convertible Senior Debentures, due, 2029	278,078	276,433
6.25% Senior Debentures, due 2036	492,573	492,545

	$2,730,379	$2,729,117

In June and September 2009, we issued 8.5% Senior Notes, due in 2019, with a par amount of $400 million and $300 million, respectively, and received proceeds of $393.9 million and $321.0 million, respectively. During the year ended December 31, 2009, we repurchased approximately $20.3 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $7.7 million, which was recognized in Other income on the Consolidated Statements of Earnings.
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
Note 10. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, MassMutual purchased in a private placement $125.0 million of our Series A convertible preferred stock. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of March 31, 2010, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 11. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interests
Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at March 31, 2010 and December 31, 2009 (in millions):

	March 31,	December 31,
	2010	2009
JSOP	$284.4	$282.7
JESOP	33.2	33.2
Other (1)	10.7	5.6

Noncontrolling interests	$328.3	$321.5

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.
Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity. Revenues, expenses, net income or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Net income or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings (loss) to noncontrolling interests is deducted from Net earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2010 and 2009 because all other comprehensive income or loss is attributed to us.
Mandatorily Redeemable Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the mandatorily redeemable interests of consolidated subsidiaries was approximately $320.1 million and $318.0 million at March 31, 2010 and December 31, 2009, respectively.
Note 12. Benefit Plans
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
The following summarizes the net periodic pension cost for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net pension cost included the following components:
Service cost (1)	$50	$50
Interest cost on projected benefit obligation	616	658
Expected return on plan assets	(656)	(614)
Net amortization	176	229

Net periodic pension cost	$186	$323

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the three months ended March 31, 2010 and we do not anticipate a contribution during the fiscal year. Effective December 31, 2005, benefits under the pension plan have been frozen. There are no incremental benefit accruals for service after December 31, 2005.

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
Total compensation cost related to share-based compensation plans amounted to $33.9 million and $17.0 million for the three months ended March 31, 2010 and 2009, respectively. The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital during the three months ended March 31, 2010 and 2009 was $18.0 million and $(18.9) million, respectively. Cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $18.5 million and $4.3 million related to share-based compensation in cash flows from financing activities for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had $130.8 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.7 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three months ended March 31, 2010 and 2009:
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
We grant restricted stock and restricted stock units as part of year-end compensation and to new employees as “sign-on” awards. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the three months ended March 31, 2010 and 2009, we accrued compensation expense of approximately $24.7 million and $16.3 million, respectively, related to restricted

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
stock and restricted stock units expected to be granted as part of our year-end compensation. Sign-on awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight-line basis over the related four years. Additionally, we grant restricted stock and restricted stock units with both performance and service conditions to certain senior executives. We amortize these awards over the service period as we have determined it is probable that the performance condition will be achieved.
The total compensation cost associated with restricted stock and restricted stock units amounted to $33.9 million and $16.8 million for the three months ended March 31, 2010 and 2009, respectively. Total compensation cost includes estimated year-end compensation and the amortization of sign-on and senior executive awards, less forfeitures and clawbacks.
The following table details the activity of restricted stock:

			Weighted
	Period Ended		Average Grant
	March 31, 2010		Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of period	2,216		$20.01
Grants	421	(1)	$25.46
Fulfillment of service requirement	(109	)(1)	$12.80

Balance, end of period	2,528	(2)	$21.22

(1)	Includes approximately 12,500 shares of restricted stock granted with no future service requirement during the first quarter of 2010. As such, these shares are shown as granted and vested in the first quarter of 2010.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

			Weighted
	Period Ended		Average Grant
	March 31, 2010		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of period	936	26,468	$17.07	$14.84
Grants	3,024	93 (1)	$25.81	$23.98
Distribution of underlying shares	—	(1,107)	$—	$18.91
Forfeited	—	(158)	$—	$17.17
Fulfillment of service requirement	(62)	62	$12.72	$12.72

Balance, end of period	3,898	25,358	$23.92	$14.68

(1)	Represents dividend equivalents on restricted stock units declared during the first quarter of 2010.
The aggregate fair value of restricted stock and restricted stock units upon the awards vesting during the three months ended March 31, 2010 and 2009 was $22.8 million and $3.2 million, respectively. In addition, we granted restricted stock units with no future service period during the first quarter of 2009 with an aggregate fair value of $1.2 million. We had no grants of restricted stock units with no future service period during the first quarter of 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Stock Options
The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the three months ended March 31, 2010 is presented below (amounts in thousands, except per share data):

	Three Months Ended March 31, 2010
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of year	48	$7.65
Exercised	(11)	$5.04

Outstanding at end of period	37	$8.46

Options exercisable at end of period	37	$8.46
The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $242,000 and $94,000, respectively. Cash received from the exercise of stock options during the three months ended March 31, 2010 and 2009 totaled $56,000 and $69,000, respectively, and the tax benefit realized from stock options exercised during the three months ended March 31, 2010 and 2009 was $99,000 and $37,000, respectively.
The table below provides additional information related to stock options outstanding at March 31, 2010:
Dollars and shares in thousands, except per share data

	Outstanding,
	Net of Expected	Options
March 31, 2010	Forfeitures	Exercisable
Number of options	37	37
Weighted-average exercise price	8.46	8.46
Aggregate intrinsic value	553	553
Weighted-average remaining contractual term, in years	4.65	4.65
At March 31, 2010, the intrinsic value of vested options was approximately $553,000 for which tax benefits expected to be recognized in equity upon exercise are approximately $227,000.
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
Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001. In 2010 and 2009, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing it in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $50,000 and $210,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there were 2,879,000 DCP shares issuable under the Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three months ended March 31, 2010 and 2009.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $2.8 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 14. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010	March 31, 2009
Earnings for basic earnings per common share:
Net earnings	$78,009	$32,426
Net earnings to noncontrolling interests	3,943	(5,911)

Net earnings to common shareholders	74,066	38,337
Less: Allocation of earnings to participating securities (1)	2,163	37

Net earnings available to common shareholders	$71,903	$38,300

Earnings for diluted earnings per common share:
Net earnings	$78,009	$32,426
Net earnings to noncontrolling interests	3,943	(5,911)

Net earnings to common shareholders	74,066	38,337
Add: Convertible preferred stock dividends	1,016	—
Less: Allocation of earnings to participating securities (1)	2,158	37

Net earnings available to common shareholders	$72,924	$38,300

Shares:
Average common shares used in basic computation	198,507	203,310
Stock options	18	16
Mandatorily redeemable convertible preferred stock	4,105	—
Convertible debt	—	—

Average common shares used in diluted computation	202,630	203,326

Earnings per common share:
Basic	$0.36	$0.19
Diluted	$0.36	$0.19

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 5,815,000 and 199,000 for the three months ended March 31, 2010 and 2009, respectively. No dividends were declared during 2009. Dividends declared on participating securities during the first quarter of 2010 amounted to approximately $494,000. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
The following security was considered antidilutive and, therefore, not included in the computation of Diluted earnings per share:

	Number of securities outstanding at
	March 31, 2010	March 31, 2009
Mandatorily redeemable convertible preferred stock	—	4,105,138
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Dividends per Common Share (declared and paid):

1st Quarter
2010	$0.075
2009	—
     On April 19, 2010, a quarterly dividend was declared of $0.075 per share of common stock payable on June 15, 2010 to stockholders of record as of May 14, 2010.
Note 15. Income Taxes
As of March 31, 2010 and December 31, 2009, we had approximately $26.4 million and $24.2 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $17.1 million and $15.7 million (net of federal benefit of state taxes) at March 31, 2010 and December 31, 2009, respectively.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on the consolidated statements of financial position, but could have a material impact on the consolidated income statement for the period in which resolution occurs. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2007
New Jersey	2005
New York State	2001
New York City	2003
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses. As of March 31, 2010 and December 31, 2009, we have accrued interest related to unrecognized tax benefits of approximately $4.9 million and $4.4 million, respectively. No penalties were accrued at March 31, 2010 and December 31, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 16. Commitments, Contingencies and Guarantees
The following table summarizes our commitments and guarantees at March 31, 2010:

		Maturity Date
	Notional /			2012	2014	2016
	Maximum			and	and	and
	Payout	2010	2011	2013	2015	Later
	(Dollars in Millions)
Bank credit	$34.5	$23.0	$7.7	$3.8	—	—
Equity commitments	$414.4	$250.0	$0.6	$2.3	$15.4	$146.1
Loan commitments	$322.4	$226.5	—	$65.1	$30.8	—
Underwriting commitments	$13.2	$13.2	—	—	—	—
Derivative contracts — non-credit related	$44,316.2	$39,034.3	$5,272.0	$9.9	—	—
Derivative contracts — credit related:
Index credit default swaps	$345.0	—	—	$315.0	—	$30.0
The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related commitments, guarantees and derivatives:

	Notional /	External Credit Rating
	Maximum	AAA/
	Payout	Aaa	AA/Aa	A	BBB/Baa	BB/Ba	Unrated
	(Dollars in Millions)
Bank credit	$34.5	—	—	—	—	—	$34.5
Loan commitments	$322.4	—	—	—	$65.0	$80.8	$176.6
Derivative contracts — credit related:
Index credit default swaps	$345.0	$20.0	$10.0	$315.0	—	—	—
Bank Credit. As of March 31, 2010, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($1.5 million of which is undrawn) of associated investment vehicles in which we have an interest.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies Finance, LLC is $500 million as of March 31, 2010. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of March 31, 2010, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.
As of March 31, 2010, we have an aggregate commitment to invest equity of approximately $13.3 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We have an aggregate commitment to fund JHYH of $600.0 million and have funded approximately $350.0 million as of March 31, 2010, leaving $250.0 million unfunded.
As of March 31, 2010, we had other equity commitments to invest up to $8.6 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of March 31, 2010, we had $320.9 million of loan commitments outstanding to clients.
On August 11, 2008, we entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. As of March 31, 2010, we have funded approximately $48.5 million of the aggregate principal balance leaving approximately $1.5 million unfunded. On May 3, 2010, we and the Borrower amended the Credit Agreement and extended the final maturity date to September 30, 2010 and increased our commitment to make loans to the Borrower by $10.0 million to an aggregate principal amount of up to $60.0 million. (See Note 19 for additional discussion of the credit agreement with JCP V.)
Underwriting Commitments. In connection with investment banking activities, we may from time to time provide underwriting commitments to our clients in connection with capital raising transactions.
Derivative Contracts. We disclose certain derivative contracts meeting the definition of a guarantee under U.S. generally accepted accounting principles. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At March 31, 2010, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $44,661.2 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At March 31, 2010, the fair value of such derivative contracts approximated $(51.0) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under U.S. generally accepted accounting principles are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.
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
As of March 31, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$817,720	$746,203
Jefferies Execution	$9,356	$9,106
Jefferies High Yield Trading	$492,640	$492,390
Certain non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions. The subsidiaries consistently operate in excess of the net capital requirements.
Note 18. Segment Reporting
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our net revenues, expenses, and total assets by segment are summarized below (amounts in thousands):

	Capital	Asset
	Markets	Management	Total
Three months ended March 31, 2010
Net revenues	$576,643	$6,599	$583,242

Expenses	$446,190	$9,454	$455,644

Segment assets	$32,787,482	$124,993	$32,912,475

Three months ended March 31, 2009
Net revenues	$341,994	$(37)	$341,957

Expenses	$292,673	$5,405	$298,078

Segment assets	$21,162,139	$129,687	$21,291,826

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents Net revenues by geographic region for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Americas (1)	$494,480	$306,234
Europe	89,525	35,560
Asia (including Middle East)	(763)	163

Net Revenues	$583,242	$341,957

(1)	Substantially all relates to U.S. results.
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
In July of 2009, the Borrower exercised its right to extend the final maturity date of the Credit Facility from August 12, 2009 to January 11, 2010; and in October 2009, we and the Borrower agreed to extend the final maturity date to June 30, 2010. On May 3, 2010, we and the Borrower extended the final maturity date of the Credit Facility to September 30, 2010 and increased our commitment to make loans to the Borrower by $10.0 million to an aggregate principal amount of up to $60.0 million. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of March 31, 2010 and December 31, 2009, loans in the aggregate principal amount of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
approximately $48.5 million and $45.7 million, respectively, were outstanding under the Credit Facility and recorded in Other investments on the Consolidated Statements of Financial Condition.
At March 31, 2010, we have commitments to purchase $136.5 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

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
•	the description of our business and risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed with the SEC on February 26, 2010;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Critical Accounting Policies
The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to the financial statements.
We believe our application of accounting policies and the estimates required therein are reasonable. Our accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
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
The following is a summary of the fair value of major categories of Financial instruments owned and Financial instruments sold, not yet purchased, as of March 31, 2010 and December 31, 2009 (in thousands of dollars):

	March 31, 2010		December 31, 2009
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,854,113	$1,780,182	$1,500,042	$1,360,528
Corporate debt securities	3,355,418	2,518,190	2,421,704	1,909,781
Government, federal agency and other sovereign obligations	3,509,456	2,636,956	1,762,643	1,735,861
Mortgage- and asset-backed securities	3,584,910	12,060	3,079,865	21,474
Loans and other receivables	481,899	353,063	591,208	363,080
Derivatives	38,952	23,679	62,117	18,427
Investments	70,854	—	70,156	—

	$12,895,602	$7,324,130	$9,487,735	$5,409,151

(1)	A portion of our mortgage- and asset-backed securities inventory has been economically hedged through the forward sale of such securities with the execution of to-be-announced (“TBA”) securities with a notional amount outstanding of $2,715.6 million and $1,983.6 million at March 31, 2010 and December 31, 2009, respectively. TBA securities had a net asset fair value of $10.4 million and $27.7 million at March 31, 2010 and December 31, 2009, respectively, and are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statement of Financial Condition.
Fair Value Hierarchy — In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs, where Level 1 uses observable prices in active markets and Level 3 uses valuation techniques that incorporate significant unobservable inputs and broker quotes that are considered less observable. Greater use of management judgment is required in determining fair value when inputs are less observable or unobservable in the marketplace, such as when the volume or level of trading activity for a financial instrument has decreased and when certain factors suggest that observed transactions may not be reflective of orderly market transactions. Judgment must be applied in determining the appropriateness of available prices, particularly in assessing whether available data reflects current prices and/or reflects the results of recent market transactions. Prices or quotes are weighed when estimating fair value with greater reliability placed on information from transactions that are considered to be representative of orderly market transactions.
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information

JEFFERIES GROUP, INC. AND SUBSIDIARIES
on the fair value definition, Level 1, Level 2, Level 3 and related valuations techniques, see Notes 1 and 3 to the consolidated financial statements.
Level 3 Assets and Liabilities – Total level 3 assets were $656.8 million and $883.7 million as of March 31, 2010 and December 31, 2009, respectively, and represented approximately 5% and 9%, respectively, of total assets measured at fair value. Level 3 assets, for which the firm bears economic exposure, were $442.1 million and $504.6 million as of March 31, 2010 and December 31, 2009, respectively. Level 3 liabilities were $178.1 million and $357.3 million as of March 31, 2010 and December 31, 2009, respectively, and represented approximately 2% and 7%, respectively, of total liabilities measured at fair value. While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value. At March 31, 2010 and December 31, 2009, Level 3 financial instruments were comprised of the following asset and liability classes:

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2010	2009	2010	2009
Loans and other receivables	$236,230	$506,542	$176,297	$352,420
Mortgage and asset-backed securities	181,612	139,821	—	—
Investments	70,169	65,564	—	—
Corporate debt securities	56,863	66,728	224	—
Auction rate securities	53,026	50,340	—	—
Corporate equity securities	37,066	43,042	38	—
Collateralized debt obligations	13,505	9,570	—	—
Derivatives	—	1,909	1,517	4,926
Sovereign obligations	—	196	—	—

Total Level 3 financial instruments	648,471	883,712	178,076	357,346
Investments in Managed Funds	8,378	—	—	—

Total Level 3 assets	656,849	883,712	178,076	357,346

Level 3 assets for which the firm bears no economic exposure	(214,743)	(379,153)	—	—

Level 3 assets for which the firm bears economic exposure	$442,106	$504,559	$178,076	$357,346

During the three months ended March 31, 2010, we had transfers of assets of $10.7 million from Level 2 to Level 3 and transfers of assets of $241.6 million from Level 3 to Level 2. Transfers of liabilities from Level 2 to Level 3 were $0.04 million and transfers of liabilities from Level 3 to Level 2 were $129.8 million for the three months ended March 31, 2010. Net gains on Level 3 assets were $8.2 million and net gains on Level 3 liabilities were $3.4 million for the three months ended March 31, 2010. During the three months ended March 31, 2009, we had transfers of assets of $25.5 million from Level 2 to Level 3 and transfers of $12.6 million from Level 3 to Level 2. During the three months ended March 31, 2009, we had transfers of liabilities of $3.5 million from Level 3 to Level 2. Net gains on Level 3 derivative assets and derivative liabilities were $3.1 million and $4.3 million, respectively, for the three months ended March 31, 2009 and net losses on Level 3 non-derivative assets were $39.3 million.
See Note 3, Financial Instruments, in the consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Compensation and Benefits
The use of estimates is important in determining compensation and benefits expenses for interim periods. A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual total compensation among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the mix of our revenues and the timing of expense recognition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations:

	Three Months Ended
(Dollars in Thousands, except for per share amounts)	March 31, 2010	March 31, 2009
Net revenues, less mandatorily redeemable preferred interest	$581,194	$347,260
Non-interest expenses	455,644	298,078
Earnings before income taxes	125,550	49,182
Income tax expense	47,541	16,756
Net earnings	78,009	32,426
Net earnings (loss) to noncontrolling interests	3,943	(5,911)
Net earnings to common shareholders	74,066	38,337
Earnings per diluted common share	$0.36	$0.19

Effective tax rate	38%	34%
Net revenues, less mandatorily redeemable preferred interest, for the three months ended March 31, 2010 increased 67% to $581.2 million as compared to $347.3 million for the first quarter of 2009 primarily due to significant increases in revenues generated by our investment banking and sales and trading businesses. Non-interest expenses of $455.6 million for the three months ended March 31, 2010 reflected an increase of 53% over the comparable 2009 period primarily attributable to an increase in compensation and benefits due to increased revenues and employee levels. Non-compensation expenses also increased due to increased business activity and our $6.8 million donation to various Haiti earthquake charities.
The effective tax rate was 38% for the first quarter ended March 31, 2010, an increase in comparison to an effective tax rate of 34% for the first quarter of 2009. The increase in our effective tax rate for the three months ended March 31, 2010 over the comparable 2009 period is attributable to an increase in the provision for state and local taxes during the first quarter of 2010.
Effective June 18, 2009, Jefferies & Company, our wholly-owned subsidiary and a U.S. regulated broker-dealer, was designated a Primary Dealer by the Federal Reserve Bank of New York (“FRBNY”). As a Primary Dealer, Jefferies & Company, is a counterparty to the FRBNY in its open market operations, participates directly in U.S. Treasury auctions and provides market information and analysis to the trading desks at the FRBNY. Similarly, during the second half of 2009 and early 2010, Jefferies International Limited, our wholly-owned subsidiary and a U.K. regulated broker-dealer, was designated in similar capacities for government bond issues in the United Kingdom, Germany, the Netherlands and Portugal, further expanding our global rates business.
At March 31, 2010, we had 2,729 employees globally, compared to 2,296 at March 31, 2009.
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2010 second and third quarters will be the three months ended May 31 and August 31, respectively, and our 2010 fiscal year will consist of the eleven month transition period beginning January 1, 2010 through November 30, 2010.
Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
For presentation purposes, the remainder of ”Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis because the Asset Management segment is immaterial as compared to the consolidated Results of Operations. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense generated by the respective sales and trading activities, which is a function of the mix of each business’ assets and liabilities and the underlying funding requirements of such positions. Prior to the first quarter of 2010, we separately presented revenues attributed from our high yield business within our “Revenues by Source” statement. As our firm has continued to expand, particularly geographically, we have integrated our high yield platforms within our overall fixed income business and are now presenting our high yield net revenues within fixed income net revenue as of the quarter ended March 31, 2010. Reclassifications have been made to our previous presentation of “Revenues by Source” for the three months ended March 31, 2009 to conform to the current presentation.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010		March 31, 2009
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$164,825	28%	$99,237	29%
Fixed income	213,481	37	199,637	58
Other	—	—	6,034	2

Total	378,306	65	304,908	89

Equity	34,099	6	1,784	—
Debt	101,964	17	12,789	4

Capital markets	136,063	23	14,573	4
Advisory	62,274	11	22,513	7

Investment banking	198,337	34	37,086	11

Asset management fees and investment income from managed funds:
Asset management fees	4,017	1	3,762	1
Investment income (loss) from managed funds	2,582	—	(3,799)	(1)

Total	6,599	1	(37)	—

Net revenues	583,242	100%	341,957	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	2,048		(5,303)

Net revenues, less mandatorily redeemable preferred interest	$581,194		$347,260

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before interest on mandatorily redeemable preferred interests, for the three months ended March 31, 2010 were $583.2 million, an increase of 71%, as compared to net revenues of $342.0 million for the first quarter of 2009. The considerable increase was primarily due to strong revenue contributions in the first quarter of 2010 from equities of $164.8 million, a 66% increase over the comparable prior quarter, and investment banking revenues of $198.3 million, a four-fold increase over the first quarter of 2009.
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.
Equities Revenue
Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing, prime brokerage services, electronic trading and execution product revenues and alternative investment revenues.
Total equities revenue was $164.8 million and $99.2 million for the three months ended March 31, 2010 and 2009, respectively, representing a 66% increase from the first quarter of 2009, primarily driven by growth in our international, equity derivatives and electronic trading businesses, growth in our securities lending and prime brokerage businesses, positive block trading opportunities and gains in alternative investments revenue, partially offset by declines in U.S. cash equities revenue and trading results from certain strategic investment strategies. Our international equities platform has continued to expand, further building market share, resulting in added revenues for the current quarter. Revenue from equity derivatives, prime brokerage and electronic trading activities increased as compared to the first quarter of 2009 as market share continues to grow and client prime brokerage balances continue to increase. The decrease in revenue generated by our U.S. customer cash equities business is reflective of overall reduced exchange market volume and reduced volatility in the first quarter of 2010. First quarter 2010 revenue reflects a strong contribution from our investment in the Jefferies Finance joint venture and also benefited from several block trading opportunities.
Fixed Income Revenue
Fixed income revenue is primarily comprised of commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, convertible securities, high yield and distressed securities, bank loans and commodities trading activities.
Fixed income revenue was $213.5 million for the first quarter of 2010, up 7% from revenue of $199.6 million for the first quarter of 2009. The increase in revenue in for the first quarter of 2010 reflects the continued growth of our fixed income businesses, with strong contributions from our high yield and mortgage-backed securities trading activities, the addition of municipal bond trading activities as a result of our acquisition of Depfa in March 2009, improved performance from our commodities trading activities and the ongoing expansion of our government and agencies and international credit trading businesses. Revenue increases from these business activities were partially offset by declines in revenue for the first quarter of 2010 as compared to the comparable 2009 quarter generated by our corporate bond, emerging markets and convertible debt trading businesses and from bank loan trading activities. Increases in revenue from certain fixed income businesses was also partially offset by net principal transaction losses on certain debt block trading positions.
High yield revenue significantly improved for the three months ended March 31, 2010, compared to negative revenue in the first quarter of 2009 driven by an increase in sales volumes generating higher commission revenue for the quarter, as well as improved results on certain trading positions as compared to net principal transaction losses experienced in the first quarter of 2009 due to unfavorable market conditions. Revenue from our mortgage-backed securities businesses was higher in the current quarter with the further development of our international capabilities and contributions from trading in additional asset-backed securities classes with the continued expansion of this business. The expansion of our government and agencies platform in Europe, assisted by our appointment as in

JEFFERIES GROUP, INC. AND SUBSIDIARIES
several European jurisdictions as dealers for government bond issues, resulted in additional fixed income revenue generation for the first quarter of 2010 with increased customer flow volume. Tightening credit spreads negatively impacted principal transaction trading revenue in our corporate bond and emerging market bond businesses, which was also impacted by specific country events. Convertible revenue declined as compared to the comparable prior quarter primarily attributed to reduced volumes on lower volatility. Additionally, the convertible revenue for the first quarter of 2009 reflected substantial gains from the improving market conditions in early 2009. Our bank debt trading revenue was down for the first quarter of 2010 as compared to the 2009 first quarter primarily due to losses on credit hedges, partially offset by higher market value volumes and revenue generated by our expanded trade receivables trading activities.
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), which are included in our fixed income results, approximately 66% of such results for the three months ended March 31, 2010 and 2009 are allocated to the minority investors and are presented within Interest on mandatorily redeemable preferred interests and Net earnings to noncontrolling interests in our Consolidated Statements of Earnings.
Investment Banking Revenue
We provide a full range of financial advisory services to our clients across nearly all industry sectors, as well as debt, equity and equity-linked capital raising services, and encompasses both U.S. and international capabilities. Capital markets revenue includes underwriting revenue related to debt, equity and convertible financing services. Advisory revenue is generated from our business advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenue:

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009	% Change
Equity	$34,099	$1,784	1811%
Debt	101,964	12,789	697%

Capital markets	136,063	14,573	834%
Advisory	62,274	22,513	177%

Total	$198,337	$37,086	435%

Capital markets produced revenue of $136.1 million for the three months ended March 31, 2010, compared to $14.6 million for the three months ended March 31, 2009, reflective of a significantly improved market environment for debt and equity underwritings, the contribution of our mortgage underwriting platform and the addition of our healthcare banking capabilities during the second half of 2009. Capital markets revenue contributions were strongest in the healthcare, energy, mortgage and industrial sectors. Revenue from our advisory business of $62.3 million for the first quarter of 2010 increased as compared to the first quarter of 2009 revenue of $22.5 million, reflective of the overall strengthened market for mergers and acquisitions activity and the improved market outlook.
Asset Management Fees and Investment Income (Loss) from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds and accounts managed by us, revenue from asset management and performance fees from third-party managed funds and investment income (loss) from our investments in these funds. The following summarizes revenue from asset management fees and investment income (loss) for the three months ended March 31, 2010 and 2009 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31, 2010	March 31, 2009
Asset management fees:
Fixed Income	$920	$1,721
Equities	466	667
Convertibles	1,806	1,374
Commodities	825	—

	4,017	3,762

Investment income (loss) from managed funds (1)	2,582	(3,799)

Total	$6,599	$(37)

(1)	Of the total investment earnings (loss) from managed funds, $(0.2) million and $(0.1) million is attributed to noncontrolling interest holders for the three months ended March 31, 2010 and 2009, respectively.
Asset management fees increased to $4.0 million for the three months ended March 31, 2010 as compared to asset management fees of $3.8 million for the three months ended March 31, 2009, primarily as a result of quality performance fee revenue generated by our global convertible bond fund business and fee revenue generated on new commodity managed accounts opened in the second half of 2009, partially offset by a decline in fee revenue from managed collateralized loan obligations (“CLOs”) as we completed the assignment of the management contracts for those assets in January 2010. Investment income from managed funds totaled $2.6 million for the first quarter of 2010 as compared to an investment loss of $3.8 million for the first quarter of 2009 primarily due to improved asset valuations across our managed funds.
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	March 31, 2010	March 31, 2009
Assets under management (1)(3):
Fixed Income	$—	$1,244
Equities	79	86
Convertibles	1,760	1,327

	1,839	2,657

Assets under management by third parties (2):
Fixed Income (3)	1,702	—
Private Equity (4)	600	600

	2,302	600

Total	$4,141	$3,257

(1)	Assets under management include assets actively managed by us including hedge funds and managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.

(3)	Assets under management are based on the fair value of the assets.

(4)	Assets under management represent the capital commitment to the fund as management fees are calculated on this basis.
On January 29, 2010, contracts to manage CLOs, which were included as assets under management at March 31, 2009, were sold to Babson Capital Management, LLC. We no longer manage the CLOs, but are entitled to receive a portion of the asset management fees for the remaining life of the contracts; accordingly, we have included the fair value of the assets of the CLOs at March 31, 2010 as a component of Assets under management by third parties.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Change in Assets under Management

	Three Months Ended		%
(in millions)	March 31, 2010	March 31, 2009	Change
Balance, beginning of period	$4,024	$3,491	15%

Net cash flow in (out)	18	(376)
Net market appreciation	99	142

	117	(234)

Balance, end of period	$4,141	$3,257	27%

The net increase in assets under management of $117 million during the three months ended March 31, 2010 is primarily attributable to market appreciation of the underlying assets in our global convertible bond funds and in third-party managed CLOs and increases in customer investments in our global convertible bond funds. The net decline in assets under management for the three months ended March 31, 2009 is primarily due to customer redemptions from our global convertible bond funds, partially offset by market appreciation in our managed CLOs.
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows (in millions):

(notional account value)	March 31, 2010	March 31, 2009
Managed Accounts:
Equities	$100	$25
Commodities	492	—

	$592	$25

Change in Managed Accounts

(notional account value)	Three Months Ended
(in millions)	March 31, 2010	March 31, 2009
Balance, beginning of period	$560	$—
Net account additions	49	25
Net account depreciation	(17)	—

Balance, end of period	$592	$25

The change in the notional account value of managed accounts for the three months ended March 31, 2010 is primarily attributed to the additions of new equity accounts where the management fees are assessed on the agreed upon notional account value, partially offset by declines in the value of certain commodity managed accounts. The change in notional account value of managed accounts for the three months ended March 31, 2009 is attributed to additions of new equity accounts where the management fees are assessed on the agreed upon notional account value.
The following table presents our invested capital in managed funds at March 31, 2010 and December 31, 2009 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	March 31, 2010	December 31, 2009
Unconsolidated funds (1)	$120,745	$115,009
Consolidated funds (2)	42,492	44,441

Total	$163,237	$159,450

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.
Compensation and Benefits
Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, accruals for annual share-based compensation awards, the amortization of certain non-annual share-based compensation to employees and the amortization of performance share-based compensation to certain of our senior executives. Share-based awards to employees as a part of year-end compensation contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, the compensation expense for awards granted at year-end as part of annual compensation is accrued throughout the year. We believe the provisions incorporated into our year-end share based compensation awards better manage our employee compensation expense with the related production of revenues by our businesses.
Compensation and benefits totaled $319.8 million for the three months ended March 31, 2010 compared to $213.4 million for the comparable periods in 2009, an increase of 50%. Our ratio of compensation and benefits to net revenues for the first quarter of 2010 was 55% as compared to 62% for the first quarter of 2009. Employee headcount increased to 2,729 total global employees at March 31, 2010 as compared to 2,296 employees at March 31, 2009. The increase in compensation and benefits expense for the first quarter of 2010 as compared to the same 2009 period is consistent with the revenue increase in the first quarter of 2010 as compared to the comparable 2009 quarter. Compensation costs also increased due to increased headcount as we have expanded our fixed income trading capabilities, both in the U.S. and internationally, added significant healthcare investment banking capabilities and added support personnel to support our business growth. Compensation costs also increased due to share-based amortization expense for senior executive awards granted in January 2010.
Non-Compensation Expenses
Non-compensation expenses were $135.8 million and $84.7 million for the three months ended March 31, 2010 and 2009, respectively, an increase of 60%. Non-compensation expenses for the first quarter of 2010 as compared to the 2009 first quarter reflect an increase in floor brokerage and clearing fees due to the level of trading volumes with added business platforms, an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections and an increase in professional services expense commensurate with increased business activity. Increases in Other non-interest expenses for the first quarter of 2010 as compared to the first quarter of 2009 are attributed primarily to our donation to Haiti earthquake related charities in January 2010, of which $6.8 million is reflected in Other expenses, an increase in assessments from SIPC consistent with SIPC rate increases for the overall industry and the write-off of certain trade and loan receivables.
Earnings / (Loss) before Income Taxes
Earnings before income taxes was $125.6 million for the first quarter of 2010 up from a earnings before income taxes of $49.2 million for the first quarter of 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Income Taxes
Income tax expense was $47.5 million and $16.8 million and the effective tax rate was 38% and 34% for the three months ended March 31, 2010 and 2009, respectively. The change in our effective tax rate for the three months ended March 31, 2010 as compared to the same period ended March 31, 2009 is attributable to an increase in the provision for state and local taxes during the first quarter of 2010.
Earnings per Common Share
Diluted earnings per common share was $0.36 for the first quarter of 2010 on 202,630,000 shares compared to diluted earnings per common share of $0.19 for the first quarter of 2009 on 203,326,000 shares. Convertible preferred stock dividends were not included in the calculation of diluted earnings per common share for the three ended March 31, 2009 due to their anti-dilutive nature. See Note 14, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings per common share.
Mortgage and Loan Inventory Exposures
We have exposure to mortgage- and asset-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.
The following table provides a summary of these exposures as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Residential mortgage-backed agency securities (1)	$2,890	$2,579

TBA securities (2)	(2,716)	(1,984)

Net agency mortgage-backed security exposure (2)	174	595

Prime mortgage-backed securities (3)	97	66
Alt-A mortgage-backed securities (4)	257	239
Subprime mortgage-backed securities (4)	64	50
Commercial mortgage-backed securities (5)	160	85
Collateralized debt obligations	9	—
Other mortgage- and asset-backed securities	108	60

Total nonagency mortgage- and asset-backed security exposure	695	500

Total net mortgage- and asset-backed security exposure	$869	$1,095

Mortgage loans and mortgage participation certificates (6)	$54	$66
Corporate loans (7)	398	509
Collateralized loan obligation (“CLOs”) certificates (8)	22	17
Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial Instruments Owned in our Consolidated Statements of Financial Condition and represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified primarily within Level 2 of the fair value hierarchy.

(2)	Our exposure to mortgage-backed agency securities is reduced through the forward sale of such securities as represented by the notional amount of outstanding TBA securities at March 31, 2010 and December 31, 2009. Such contracts are accounted for at a net asset fair value of $10.4 million and $27.7 million at March 31, 2010 and December 31, 2009, respectively, which are

JEFFERIES GROUP, INC. AND SUBSIDIARIES

included in Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are primarily classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics. Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at March 31, 2010 and December 31, 2009 are presented at their fair value, are generally classified within Level 2 and Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(5)	Commercial mortgage-backed securities are presented at fair value, are classified within Level 2 and Level 3 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition.

(6)	Mortgage loans and mortgage participation certificates are presented at fair value, are classified within Level 2 of the fair value hierarchy and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition. A portion of the participation certificates represent interests in mortgage loans that are U.S. government agency insured.

(7)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and are classified within Level 2 and Level 3 of the fair value hierarchy.

(8)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in CLO vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $13.5 million and $9.6 million are reported at fair value and included within Financial Instruments Owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy at March 31, 2010 and December 31, 2009, respectively, and $8.4 million and $7.3 million are accounted for at fair value and included in Investments in Managed Funds in our Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009, respectively.
Of our prime, Alt-A and subprime mortgage-backed securities and other asset-backed securities at March 31, 2010, the following table provides further information regarding the credit ratings of the securities and the issue date of the securities:

Credit Ratings
					Below
		AA+ to		BBB+ to	Investment	Private	Total
Vintage year	AAA	AA-	A+ to A-	BBB-	Grade	Placement	Fair Value
2010	$—	$—	$—	$17	$—	$—	$17
2009	12	—	—	—	—	6	18
2008	53	—	—	—	—	—	53
2007	56	15	1	7	71	—	150
2006 and prior	117	34	48	74	184	—	457

Total	$238	$49	$49	$98	$255	$6	$695

Liquidity, Financial Condition and Capital Resources
Our Chief Financial Officer and Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.
Market conditions, which had been volatile throughout 2008, began to stabilize in the second quarter of 2009, resulting in some tightening of credit spreads and improvements in market liquidity. In June 2009, Jefferies & Company, Inc, our U.S. registered broker-dealer, was named as a Primary Dealer by the Federal Reserve Bank of New York. Since September 2009, Jefferies International, Ltd., our U.K. regulated broker-dealer, has been designated in a similar capacity in four countries in Europe. As a result of thes designations, combined with our strong financial results and generally improving market conditions, over the past nine months, we have experienced a significant increase in financing lines being made available to Jefferies in both the repurchase and securities finance markets.
During 2009, we issued $700 million in ten-year notes and $345 million in convertible senior debentures. Our long-term debt has an average maturity of 11.4 years, we have no scheduled debt maturities until 2012, we have no short-

JEFFERIES GROUP, INC. AND SUBSIDIARIES
term borrowings and we have significant cash balances on hand. We continue to actively manage our liquidity profile and counterparty relationships to enable ongoing access to both short and longer-term funding.
Our actual level of capital, total assets, and financial leverage are a function of a number of factors, including, asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short term funding. We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. The liquid nature of these assets provides us with flexibility in financing and managing our business.
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash in banks	$203,818	$196,189
Money market investments	825,085	1,656,978

Total cash and cash equivalents	1,028,903	1,853,167
Cash and securities segregated (1)	1,328,194	1,089,803

	$2,357,097	$2,942,970

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
A substantial portion of our assets are liquid, consisting of cash or assets readily convertible into cash. The majority of our financial instruments (both long and short) in our trading accounts are actively traded and readily marketable, including the ability to readily obtain repurchase financing for our inventory at nominal haircuts. In addition, receivables from brokers and dealers are primarily current open transactions, margin deposits or securities borrowed transactions, which are typically settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on transactions in the process of settlement. Most of our receivables are secured by marketable securities. The customer receivable portion of the securities financing transactions includes margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers.
Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of March 31, 2010 and December 31, 2009. Average daily bank loans for the three months ended March 31, 2010 and the year ended December 31, 2009 were $72.0 and $24.2 million, respectively. We have arrangements with various banks for financing of up to $1,006.1 million, including $975.0 million of bank loans and $31.1 million of letters of credit. Of the $1,006.1 million of uncommitted lines of credit, $206.1 million is unsecured and $800.0 million is secured. Secured amounts are collateralized by a combination of customer, non-customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.

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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements, (d) lower availability of secured funding; (e) client cash withdrawals; (f) the anticipated funding of outstanding investment commitments and (g) certain accrued expenses and other liabilities and fixed costs.
•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. We seek to maintain a surplus cash capital position to ensure that we do not need to liquidate inventory in the event of a funding crisis, which is reflected in the levels of our leverage ratios we maintain. Our equity capital of $2,645.3 million, mandatorily redeemable convertible preferred stock of $125.0 million, mandatorily redeemable preferred interest of consolidated subsidiaries of $320.1 million, and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $2,730.4 million comprise our total capital of $5,820.8 million as of March 31, 2010, which exceeded our cash capital requirements.
Financial Condition and Capital Management. Business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis. As a part of this process there is proactive linkage between the businesses and the balance sheet, assignment of capital assessment to all assets, establishment of gross and adjusted balance sheet limits, which ensures that the allocation of capital and costs of capital is incorporated into business decisions. The results of this process are that we protect the firm’s platform, enable our businesses to remain competitive, provide us with the ability to manage capital proactively and hold our businesses accountable for both balance sheet and capital usage.
Analysis of Financial Condition and Capital Resources
Financial Condition
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. As our government and agencies fixed income business has expanded throughout 2009 and in the first quarter of 2010 both domestically and internationally, a greater portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities, for which there is a deep and liquid market. While our balance sheet may fluctuate given our continued expansion into new business areas and the need to maintain inventory to serve growing client activity, our overall balance sheet during the reported periods remains materially consistent with the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
balances at the end of each reporting period, apart from new business expansion. In 2009, average total assets for each quarter varied from that quarter’s ending total assets in a range from -7% to +13%. During the first quarter of 2010, average total assets were approximately 8% higher than at March 31, 2010.
Total assets increased to $32,912.5 million at March 31, 2010 or by 17%, from $28,189.3 million at December 31, 2009 primarily due to an increase in the level of our financial instruments owned inventory, an increase in our collateralized transaction activity and receivables associated with principal and agency transactions consistent with the higher level of financial instruments owned inventory. The inventory level of our financial instruments owned, including securities pledged to creditors, was up by 36% to $12,895.6 million at March 31, 2010 from $9,487.7 million at December 31, 2009, while our financial instruments sold, not yet purchased also commensurately increased to $7,324.1 million at March 31, 2010 from $5,409.2 million at December 31, 2009.
The overall net increase in our inventory positions (long and short inventory) is primarily attributed to the further build out of our U.S. government and agencies and other sovereign debt trading businesses, both domestically and internationally, as we were designated a Primary Dealer in the U.S. during 2009 and designated in similar capacities in several European jurisdictions as well during the latter part of 2009. These inventory positions are comprised of the most liquid securities asset class and our market risk exposure to Portugal, Italy, Ireland, Greece and Spain is negligible at March 31, 2010. Our net inventory positions also increased as of March 31, 2010 from December 31, 2009 due to the growth of our strategic investments business and certain block trading opportunities taken during the first quarter of 2010, partially offset by settlements in our bank loan trading business. Our mortgage-backed securities inventory increased modestly as of March 31, 2010 from the prior year end and we continually monitor our overall mortgage-backed securities exposure, including the turnover rate of our mortgage-backed securities inventory, which demonstrates the liquidity of the overall asset class. At March 31, 2010, our Level 3 assets for which we have economic exposure was 3% of our total assets at fair value and 16% of equity capital. Level 3 mortgage- and asset-backed securities for which we have economic exposure was 5% of the total of this asset class. Of our total Financial instruments owned, approximately 80% are considered very liquid; they are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. The remaining 20% of our Financial instruments owned consists of high yield bonds, loans, investments and other less liquid products that are predominantly funded by long term capital. Under our cash capital policy, we model more stringent capital allocation rules than market rates for secured funding and maintain surplus capital at these modeled levels.
Our securities borrowed and securities purchased under agreements to resell increased to $12,871.4 million at March 31, 2010, or by 10%, while our securities loaned and securities sold under agreements to repurchase increased to $13,919.5 million at March 31, 2010, or by 18%. Our outstanding securities financing balances did not vary significantly during the first quarter of 2010. Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. In 2009, our average securities financing assets and liabilities for each quarter varied from quarter end in a range of -12% to +17%. During the first quarter of 2010, average securities financing assets and liabilities were 1% higher than at March 31, 2010. The majority of our outstanding securities purchased under agreements to resell and securities sold under agreements to repurchase at March 31, 2010 are transacted in support of U.S. treasury and agency securities and agency mortgage-backed securities with the average tenor of 30 days for our fixed income secured financing activities consistent with the rapid turnover we experience for our holdings of these financial instrument asset classes.
Common stockholders’ equity increased to $2,316.9 million at March 31, 2010 from $2,308.6 million at December 31, 2009. The increase in our common stockholders’ equity is principally attributed to net earnings to common shareholders of $74.1 million in the first quarter of 2010, net share-based amortization expense and the impact of a tax benefit on the deductibility of employee share-based awards upon distribution of the awards to employees, which occurred in the first quarter of 2010 as a result of our stock price being higher at the distribution date than at the initial grant date net currency. Increases in our common stockholders’ equity is partially offset by translation adjustments as the British pound weakened against the U.S. dollar in the first quarter of 2010, repurchases of approximately 2.5 million shares of our common stock during the first quarter of 2010, which increased our treasury stock by $63.2 million and dividends and dividend equivalents paid during the quarter.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (in thousands, except per share data):

	March 31, 2010	December 31, 2009
Common stockholders’ equity	$2,316,946	$2,308,589
Less: Goodwill	(364,135)	(364,795)

Tangible common stockholders’ equity	$1,952,811	$1,943,794

Shares outstanding	171,845,173	165,637,554
Outstanding restricted stock units (5)	29,255,687	27,404,347

Adjusted shares outstanding	201,100,860	193,041,901

Common book value per share (1)	$13.48	$13.94

Adjusted common book value per share (2)	$11.52	$11.96

Tangible common book value per share (3)	$11.36	$11.74

Adjusted tangible common book value per share (4)	$9.71	$10.07

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted common tangible book value per share equals tangible common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.
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
On December 30, 2009 we granted 5,384,000 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $23.77 on December 30, 2009. These shares were issued in the first quarter of 2010 and increased shares outstanding as of March 31, 2010. On January 19, 2010, we granted 232,288 shares of restricted stock and 2,990,708 restricted stock units to senior executives as part of 2009 year-end and future compensation arrangements and for which no compensation expense has been recognized in the results of operations for the year ended December 31, 2009. The shares of restricted stock were issued in the first quarter of 2010 and increased shares outstanding at March 31, 2010. Shares underlying the restricted stock units will be issued in 2013, but will be

JEFFERIES GROUP, INC. AND SUBSIDIARIES
included in outstanding restricted stock units in the first quarter of 2010 and will increase adjusted shares outstanding. The increase in shares outstanding is offset by repurchases of 2.5 million shares at an average price of $25.55 during the quarter ended March 31, 2010.
At March 31, 2010, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share and $345 million of convertible senior debentures outstanding, which is convertible into 8,800,122 shares of our common stock at an effective conversion price of approximately $39.20 per share.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Total assets	$32,912,475	$28,189,271
Deduct: Securities borrowed	(8,246,352)	(8,237,998)
Securities purchased under agreements to resell	(4,624,081)	(3,515,247)

Add: Financial instruments sold, not yet purchased	7,324,124	5,409,151
Less derivative liabilities	(23,672)	(18,427)

Subtotal	7,300,452	5,390,724
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,328,194)	(1,089,803)
Goodwill	(364,135)	(364,795)

Adjusted assets	$25,650,165	$20,372,152

Total stockholders’ equity	$2,645,286	$2,630,127
Deduct: Goodwill	(364,135)	(364,795)

Tangible stockholders’ equity	$2,281,151	$2,265,332

Leverage ratio (1)	12.4	10.7

Adjusted leverage ratio (2)	11.2	9.0

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets is a non-GAAP financial measures and excludes certain assets that are considered self-funded and, therefore, of lower risk, which are generally financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage also a non-GAAP financial measure as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from March 31, 2010 to December 31, 2009 commensurate with the increase in our trading inventory consistent with growth and expansion of our trading business year over year. A significant portion of the increase in our trading inventory is due to the expansion of our government and agencies business which trades in highly liquid U.S. government and agency securities and other G-7 government securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long-term capital of $5.8 billion and $5.8 billion resulting in a long-term debt to equity capital ratio of 120% and 121%, at March 31, 2010 and December 31, 2009, respectively. Our total capital base as of March 31, 2010 and December 31, 2009 was as follows (in thousands):

	March 31, 2010	December 31, 2009
Long-term debt	$2,730,379	$2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	320,058	318,047
Total stockholders’ equity	2,645,286	2,630,127

Total capital	$5,820,723	$5,802,291

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and through our $1,006.1 million of uncommitted secured and unsecured bank lines. Our ability was further enhanced by the cash proceeds from our $700 million senior unsecured debt issuances in 2009, and our issuance of $345 million convertible senior debentures in October 2009 further demonstrates our access to long-term funding in the capital markets. We had no outstanding bank loans as of March 31, 2010 and December 31, 2009. On January 19, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on March 15, 2010 to stockholders of record as of February 16, 2010. We did not declare dividends on our common stock to be paid during 2009.
At March 31, 2010, our senior long-term debt, net of unamortized discounts and premiums, consisted of contractual principal payments (adjusted for amortization) of $306.6 million, $248.9 million, $348.7 million, $709.1 million, $346.5 million, $278.1 million and $492.6 million due in 2012, 2014, 2016, 2019, 2027, 2029 and 2036, respectively. At March 31, 2010, contractual interest payment obligations related to our senior long-term debt are $184.2 million for 2010 and 2011, $165.6 million for 2012, $160.6 million for 2013, $152.4 million for 2014, and $1,245.2 million for all of the remaining periods after 2014.
We rely upon our cash holdings and external sources to finance a significant portion of our day-to-day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings. On March 26, 2010, Fitch Ratings affirmed our long-term and short-term ratings at BBB and F2, respectively, and revised its outlook to “stable” from “negative” for all ratings. Our long-term debt ratings are as follows:

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
As of March 31, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$817,720	$746,203
Jefferies Execution	$9,356	$9,106
Jefferies High Yield Trading	$492,640	$492,390
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of March 31, 2010. The table presents principal cash flows with expected maturity dates (in millions of dollars).

	Expected Maturity Date
			2012	2014	2016
			and	and	and
	2010	2011	2013	2015	Later	Total
Debt obligations:
Senior notes	—	—	307	249	2,174	2,730
Mandatorily redeemable convertible preferred stock	—	—	—	—	125	125

Bank credit	23	8	4	—	—	35
Equity commitments	250	1	2	15	146	414
Loan commitments	226	—	65	31	—	322
Underwriting commitments	13	—	—	—	—	12
Derivative contracts — non credit related	39,034	5,272	10	—	—	44,316
Derivative contracts — credit related	—	—	315	—	30	345
Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 16, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.
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
We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. As March 31, 2010, we did not have any commitments to purchase assets from our securitization vehicles. At March 31, 2010, we held $436.8 million of mortgage-backed securities issued by VIEs for

JEFFERIES GROUP, INC. AND SUBSIDIARIES
which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. Subsequent to March 31, 2010, a significant portion of these mortgage-backed securities have been sold into the market. For additional information regarding our involvement with VIEs, see Note 6, “Securitization Activities and Variable Interest Entities,” to the consolidated financial statements.
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
Market Risk. The potential for changes in the value of financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility of each. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Market risk arises from market-making, proprietary trading, underwriting, specialist and investing activities. We seek to manage our exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Reputational Risk. We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards."
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
Accounting and Developments
The following is a summary of ASC Topics that have or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Consolidation
We have adopted accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing the consolidation of a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. The consolidation of these entities resulted in an increase in total assets of $1,606.9 million, an increase in total liabilities of $1,603.8 million and an increase to total stockholders’ equity of $3.1 million on January 1, 2010. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs and accounted for our remaining interests in the CLOs at fair value.
Transfers and Servicing
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
     VaR is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of VaR, our estimate has substantial limitations due to our reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities. The Company’s VaR models evolve over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities.
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

	Daily VaR(1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at						Average VaR 3 Months Ended
Risk Categories	3/31/10		12/31/09		9/30/09		3/31/10		12/31/09		9/30/09

Interest Rates		$5.75		$2.66		$4.07		$7.19		$5.24		$6.39
Equity Prices		$5.16		$4.33		$8.08		$7.10		$5.02		$4.86
Currency Rates		$0.43		$0.86		$0.79		$0.80		$1.13		$0.70
Commodity Prices		$1.34		$1.91		$1.35		$1.77		$1.56		$1.44
Diversification Effect[2]	-$	2.89	-$	2.83	-$	4.82	-$	5.65	-$	6.49	-$	5.88

Firmwide		$9.79		$6.93		$9.47		$11.21		$6.46		$7.51

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR(1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	3/31/10		12/31/09		9/30/09
Risk Categories	High	Low	High	Low	High	Low

Interest Rates	$11.75	$2.88	$8.87	$2.37	$10.55	$3.52
Equity Prices	$13.40	$2.52	$10.69	$2.69	$10.69	$2.16
Currency Rates	$1.52	$0.43	$3.89	$0.41	$1.52	$0.18
Commodity Prices	$3.27	$0.96	$2.53	$0.90	$3.50	$0.80
Firmwide	$17.41	$6.44	$10.20	$3.89	$11.54	$5.12

Average VaR of $11.21 million during the first quarter of 2010 increased from an average of $6.46 million during the fourth quarter of 2009 due mainly to an increase in exposure to Interest Rates and Equity Prices. The increase in our exposure to Interest Rates in the first quarter of 2010 as compared to the fourth quarter to 2009 is due to the growth of our fixed income business, including the expansion of our rates business internationally, and the related inventory levels of that business. The increase in our exposure to Equity Prices for the quarter is primarily attributed to equity block trading positions and related capital markets activities giving rise to certain equity inventory levels.
The following table presents our daily VaR over the last four quarters:
Daily VaR Trend
VaR trended higher during the third quarter of 2009 as we continued to expand fixed income trading activity. This was offset during the fourth quarter of 2009 as our inventory mix created a greater diversification effect on overall VaR. During the first quarter of 2010, VaR trended higher from certain equity and debt blocking trading positions executed primarily in connection with certain capital market activities.
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated no outliers when comparing the 95% one-day VaR with the back-testing profit and loss in the first quarter of 2010. A 95% confidence one-day VaR model usually

JEFFERIES GROUP, INC. AND SUBSIDIARIES
should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue, excluding fees, commissions, and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us in the first quarter of 2010.
Daily Trading Net Revenue
($ in millions)
Trading revenue used in the histogram below entitled “First Quarter 2010 vs. First Quarter 2009 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.
During the quarter ended September 30, 2009, we changed the groupings of the Daily Trading Revenue histogram. Previously, daily trading revenue was grouped in $1.0 million increments ranging from $(2.0) million to $4.0 million. As of September 30, 2009, the grouping is presented in $2.0 million increments ranging from $(4.0) million to $10.0 million. This presentation provides more information across the distribution by reducing the maximum number of days in any single grouping.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
We, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The enforcement division of FINRA has advised us that it has made a preliminary determination to bring an enforcement action against us alleging a number of violations of FINRA and SEC rules relating to our activities in ARS with respect to our corporate cash management activities within our private wealth management division. In accordance with FINRA procedures, we have an opportunity to explain why we believe an action is not appropriate. If we are unable to explain why no such action should be brought or otherwise to reach a satisfactory resolution with FINRA, we intend to vigorously defend our position.
Item 1A. Risk Factors
Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 26, 2010. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs (2)(3)	Programs
January 1 – January 31, 2010	107,189	26.32	100,000	14,900,000
February 1 – February 28, 2010	2,346,203	25.52	1,974,990	12,925,010
March 1 – March 31, 2010	20,485	25.49	—	12,925,010

Total	2,473,877		2,074,990

(1)	We repurchased an aggregate of 398,887 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of certain options exercised and to use shares to satisfy certain tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1	Summary of 2010, 2011 and 2012 executive compensation program for Messrs. Handler and Friedman is incorporated herein by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 20, 2010.

10.2	Summary of the 2010 Executive Compensation Program for Messrs. Broadbent, Feller and Hendrickson is incorporated herein by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on February 26, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: May 7, 2010	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)