Form 10-Q
period 2010-05-31
JEFFERIES GROUP INC /DE/
filed 2010-07-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Registrant’s telephone number, including area code: (212) 284-2550
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 171,687,451 shares as of the close of business June 30, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MAY 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	May 31,	December 31,
	2010 (1)	2009
ASSETS
Cash and cash equivalents (including $116,130 from VIEs)	$994,284	$1,853,167
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,412,894	1,089,803
Financial instruments owned, at fair value, including securities pledged of $10,418,125 and $5,623,345 in 2010 and 2009, respectively:
Corporate equity securities (including $75,477 from VIEs)	1,617,779	1,500,042
Corporate debt securities (including $602,512 from VIEs)	3,484,643	2,421,704
Government, federal agency and other sovereign obligations	3,836,649	1,762,643
Mortgage- and asset-backed securities (including $30,327 from VIEs)	4,058,278	3,079,865
Loans and other receivables (including $443,394 from VIEs)	563,965	591,208
Derivatives (including $5,665 from VIEs)	63,695	62,117
Investments, at fair value (including $14,706 from VIEs)	75,020	70,156

Total financial instruments owned, at fair value (including $1,172,081 from VIEs)	13,700,029	9,487,735
Investments in managed funds	123,597	115,774
Other investments	223,050	193,628
Securities borrowed	7,298,528	8,237,998
Securities purchased under agreements to resell	3,188,239	3,515,247
Securities received as collateral	116,919	68,494
Receivables:
Brokers, dealers and clearing organizations (including $434,379 from VIEs)	2,194,590	1,504,480
Customers (including $42 from VIEs)	1,555,755	1,020,480
Fees, interest and other (including $2,904 from VIEs)	157,787	108,749
Premises and equipment	136,882	140,132
Goodwill	363,144	364,795
Other assets (including $4,471 from VIEs)	651,260	488,789

Total assets (including $1,730,007 from VIEs)	$32,116,958	$28,189,271

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	May 31,	December 31,
	2010 (1)	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $35,015 from VIEs)	$1,636,638	$1,360,528
Corporate debt securities (including $421,535 from VIEs)	2,480,790	1,909,781
Government, federal agency and other sovereign obligations	3,146,505	1,735,861
Mortgage- and asset-backed securities	34,416	21,474
Loans (including $370,332 from VIEs)	386,343	363,080
Derivatives	67,920	18,427

Total financial instruments sold, not yet purchaed, at fair value (including $826,882 from VIEs)	7,752,612	5,409,151
Securities loaned (including $115,000 from VIEs)	2,945,756	3,592,836
Securities sold under agreements to repurchase	9,959,947	8,239,117
Obligation to return securities received as collateral	116,919	68,494
Payables:
Brokers, dealers and clearing organizations (including $286,564 from VIEs)	1,289,713	889,687
Customers	3,358,800	3,246,485
Accrued expenses and other liabilities (including $1,167 from VIEs)	931,276	941,210
Long-term debt	2,731,195	2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $303,494 from VIEs)	303,494	318,047

Total liabilities (including $1,533,107 from VIEs)	29,514,712	25,559,144

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 198,041,635 shares in 2010 and 187,855,347 shares in 2009	20	19
Additional paid-in capital	2,065,425	2,036,087
Retained earnings	786,088	698,488
Less:
Treasury stock, at cost, 26,451,028 shares in 2010 and 22,217,793 shares in 2009	(490,860)	(384,379)
Accumulated other comprehensive loss:
Currency translation adjustments	(65,352)	(34,369)
Additional minimum pension liability	(7,257)	(7,257)

Total accumulated other comprehensive loss	(72,609)	(41,626)

Total common stockholders’ equity	2,288,064	2,308,589
Noncontrolling interests	314,182	321,538

Total stockholders’ equity	2,602,246	2,630,127

Total liabilities and stockholders’ equity	$32,116,958	$28,189,271

(1)	Upon adoption of accounting changes described in ASC 810 effective January 1, 2010, we are required to separately identify the amounts included in our assets and liabilities that are attributed to consolidated variable interest entities (“VIEs”). We have chosen to present these amounts parenthetically in the financial statement line item for assets and liabilities at May 31, 2010. No comparative separate identification has been provided for assets and liabilities of consolidated VIEs at December 31, 2009.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

			Five Months	Six Months
	Three Months Ended		Ended	Ended
	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Revenues:
Commissions	$146,001	$135,466	$228,956	$267,285
Principal transactions	155,581	250,236	249,755	372,613
Investment banking	255,958	120,831	352,257	157,917
Asset management fees and investment income from managed funds	13,929	556	11,018	519
Interest	150,187	150,599	250,065	252,686
Other	18,984	9,888	27,363	22,460

Total revenues	740,640	667,576	1,119,414	1,073,480
Interest expense	71,110	77,383	120,042	141,330

Net revenues	669,530	590,193	999,372	932,150
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	2,018	12,327	2,513	7,024

Net revenues, less mandatorily redeemable preferred interest	667,512	577,866	996,859	925,126

Non-interest expenses:
Compensation and benefits	384,311	348,207	568,407	561,588
Floor brokerage and clearing fees	35,849	19,628	54,458	33,330
Technology and communications	41,932	37,582	68,054	68,367
Occupancy and equipment rental	19,056	17,751	31,015	34,047
Business development	15,215	9,535	24,985	18,980
Professional services	11,284	10,790	21,694	21,010
Other	14,532	12,045	27,820	16,294

Total non-interest expenses	522,179	455,538	796,433	753,616

Earnings before income taxes	145,333	122,328	200,426	171,510
Income tax expense	56,836	48,333	77,893	65,089

Net earnings	88,497	73,995	122,533	106,421
Net earnings to noncontrolling interests	3,665	12,095	3,994	6,184

Net earnings to common shareholders	$84,832	$61,900	$118,539	$100,237

Earnings per common share:
Basic	$0.42	$0.31	$0.58	$0.49
Diluted	$0.41	$0.30	$0.58	$0.49

Weighted average common shares:
Basic	196,944	201,902	197,759	202,485
Diluted	201,064	206,027	201,881	202,505
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Five Months Ended	Year Ended
	May 31, 2010	December 31, 2009
Common stock, par value $0.0001 per share
Balance, beginning of period	$19	$17
Issued	1	2

Balance, end of period	20	19

Additional paid-in capital
Balance, beginning of period	2,036,087	1,870,120
Benefit plan share activity (1)	5,700	16,499
Share-based expense, net of forfeitures and clawbacks	15,455	125,127
Proceeds from exercise of stock options	108	69
Contingent consideration	419	(2,710)
Tax benefit (deficiency) for issuance of share-based awards	2,608	(14,606)
Equity component of convertible debt issuance, net of tax	—	41,588
Dividend equivalents on share-based plans	5,048	—

Balance, end of period	2,065,425	2,036,087

Retained earnings
Balance, beginning of period	698,488	418,445
Net earnings to common shareholders	118,539	280,043
Dividends	(30,939)	—

Balance, end of period	786,088	698,488

Treasury stock, at cost
Balance, beginning of period	(384,379)	(115,190)
Purchases	(103,336)	(263,794)
Returns / forfeitures	(3,145)	(8,105)
Issued	—	2,710

Balance, end of period	(490,860)	(384,379)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(41,626)	(52,121)
Currency adjustment	(30,983)	9,306
Pension adjustment, net of tax	—	1,189

Balance, end of period	(72,609)	(41,626)

Total common stockholders’ equity	2,288,064	2,308,589

Noncontrolling interests
Balance, beginning of period	321,538	287,805
Net earnings to noncontrolling interests	3,994	36,537
Contributions	46	2,860
Distributions	(14,454)	(5,664)
Adoption of accounting changes to ASC 810	3,058	—

Balance, end of period	314,182	321,538

Total stockholders’ equity	$2,602,246	$2,630,127

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended		Five Months Ended	Six Months Ended
	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Net earnings to common shareholders	$84,832	$61,900	$118,539	$100,237

Other comprehensive income (loss):
Currency translation adjustments	16,600	16,979	30,983	13,484

Total other comprehensive loss (1)	16,600	16,979	30,983	13,484

Comprehensive income	$101,432	$78,879	$149,522	$113,721

(1)	Total other comprehensive loss, net of tax, is attributable to Jefferies Group. No other comprehensive loss is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Five Months Ended	Six Months Ended
	May 31, 2010	June 30, 2009
Cash flows from operating activities:
Net earnings	$122,533	$106,421

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,720	15,635
Gain on repurchase of long-term debt	—	(7,673)
Fees related to assigned management agreements	(1,587)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,513	7,024
Accruals related to various benefit plans, stock issuances, net of forfeitures	18,011	(336)
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(323,250)	101,278
Increase in receivables:
Brokers, dealers and clearing organizations	(741,789)	(776,358)
Customers	(552,492)	(401,763)
Fees, interest and other	(50,866)	(6,998)
Decrease in securities borrowed	855,241	134,271
Increase in financial instruments owned	(4,329,765)	(3,629,761)
Increase in other investments	(29,762)	(22,432)
Increase in investments in managed funds	(7,823)	(9,354)
Decrease (increase) in securities purchased under agreements to resell	302,795	(2,061,546)
(Increase) decrease in other assets	(184,375)	137,745
Increase in payables:
Brokers, dealers and clearing organizations	440,825	64,546
Customers	114,208	973,855
(Decrease) increase in securities loaned	(572,148)	416,457
Increase in financial instruments sold, not yet purchased	2,474,499	2,040,203
Increase in securities sold under agreements to repurchase	1,737,028	2,424,846
Increase (decrease) in accrued expenses and other liabilities	23,583	(74,849)

Net cash used in operating activities	(687,901)	(568,789)

Cash flows from investing activities:
Purchase of premises and equipment	(10,136)	(13,208)
Business acquisition	—	(38,760)
Cash received from contingent consideration	925	—
Cash paid for contingent consideration	(6,997)	(22,829)

Net cash used in investing activities	(16,208)	(74,797)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Five Months Ended	Six Months Ended
	May 31, 2010	June 30, 2009
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$1,994	$6,918
Net (payments on) proceeds from:
Issuance of senior notes, net of issuance costs	—	392,744
Repurchase of long-term debt	—	(12,796)
Mandatorily redeemable preferred interest of consolidated subsidiaries	(17,066)	—
Noncontrolling interest	(14,408)	(922)
Repurchase of common stock	(103,336)	(77,016)
Dividends	(12,957)	—
Exercise of stock options, not including tax benefits	108	69

Net cash (used in) provided by financing activities	(145,665)	308,997

Effect of foreign currency translation on cash and cash equivalents	(9,109)	4,285

Net decrease in cash and cash equivalents	(858,883)	(330,304)
Cash and cash equivalents at beginning of period	1,853,167	1,294,329

Cash and cash equivalents at end of period	$994,284	$964,025

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$101,031	$140,577
Income taxes	84,090	(79,152)
Acquisitions:
Fair value of assets acquired, including goodwill		53,104
Liabilities assumed		(14,344)

Cash paid for acquisition		38,760
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying unaudited consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary, “ including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2010 second quarter consists of the three months ended May 31, 2010 and our results included within this report on Form 10-Q reflect the five months ended May 31, 2010. Our report on Form 10-Q for the third quarter will include results for the three months and eight months ended August 31, 2010 and our 2010 fiscal year will consist of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 continue to be presented on the basis of our previous calendar year end.
Reclassifications
Prior to October 1, 2009, commissions and commission equivalents earned on certain over-the-counter equity securities trades were reported within Principal transactions revenue. As of October 1, 2009, these revenues are included within Commission revenue on the Consolidated Statements of Earnings. Previously presented financial statements have been adjusted to change these revenues from Principal transactions revenue to Commissions revenue. The impact of these changes is to increase Commissions revenue for the three and six months ended June 30, 2009 by $32.9 million and $62.9 million, respectively, from $102.5 million and $204.4 million, respectively, to $135.5 million and $267.3 million, respectively, and conversely to decrease Principal transactions by $32.9 million and $62.9 million, respectively, from $283.2 million and $435.5 million, respectively, to $250.2 million and $372.6 million, respectively, for transactions during the three and six months ended June 30, 2009 previously presented in our Quarterly Report on Form 10-Q, as filed on August 6, 2009. There was no impact on Total revenues, Net revenues, Net earnings or Earnings per share for the three and six months ended June 30, 2009 due to these changes.
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
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $11.3 million and $8.0 million for the three months ended May 31, 2010 and June 30, 2009, respectively, and $17.1 million and $15.1 million for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.
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
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Out-of-pocket expenses are recorded net of client reimbursements. Revenues are presented net of related out-of-pocket unreimbursed expenses. Unreimbursed out-of-pocket expenses with no related revenues are included in Business development and Professional services expenses in the Consolidated Statements of Earnings.
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
The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument and market conditions. To the extent that valuation is based on models or input that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.
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
Other Investments
Other investments includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Other investments are accounted for on the equity method or at cost,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
as appropriate. Gains and losses on Other investments are included in Principal transactions in the Consolidated Statement of Earnings.
Receivable from and Payable to Customers
Receivable from and payable to customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors included within this financial statement line item represents balances arising from their individual security transactions. These transactions are subject to the same regulations as customer transactions and are provided on substantially the same terms.
Securities Borrowed and Securities Loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions and accounted for as collateralized financing transactions. In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. We have an active securities borrowed and lending matched book business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of our interest revenues and interest expenses results from this matched book activity. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.
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
Consolidation
We have adopted accounting changes described in ASC Topic 810, Consolidation, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. We applied the fair value option as our transition method to consolidate these entities. The following table presents the effect of the consolidation of these entities on our assets, liabilities and stockholders’ equity on January 1, 2010 (in thousands):

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
On January 29, 2010, we sold and assigned our management agreements for the CLOs to a third party; thus, we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs and account for our remaining interests in the CLOs at fair value.
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
Note 2. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of May 31, 2010 and December 31, 2009 (in thousands):

	May 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash in banks	$469,431	$196,189
Money market investments	524,853	1,656,978

Total cash and cash equivalents	994,284	1,853,167
Cash and securities segregated (1)	1,412,894	1,089,803

	$2,407,178	$2,942,970

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Financial Instruments
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of May 31, 2010
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,398,909	$196,952	$21,918	$—	$1,617,779
Corporate debt securities	11,635	3,359,417	100,275	—	3,471,327
Collateralized debt obligations	—	3	13,313	—	13,316
U.S. government and federal agency securities	1,276,154	447,451	—	—	1,723,605
U.S. issued municipal securities	—	369,747	436	—	370,183
Sovereign obligations	939,355	803,506	—	—	1,742,861
Residential mortgage-backed securities	—	3,600,990	148,833	—	3,749,823
Commercial mortgage-backed securities	—	253,361	1,000	—	254,361
Other asset-backed securities	—	53,725	369	—	54,094
Loans and other receivables	—	418,784	145,181	—	563,965
Derivatives	224,679	117,604	—	(278,588)	63,695
Investments at fair value	—	2,723	72,297	—	75,020

Total financial instruments owned	$3,850,732	$9,624,263	503,622	$(278,588)	$13,700,029

Investments in Managed Funds			8,644
Level 3 assets for which the firm does not bear economic exposure (1)			(152,611)

Level 3 assets for which the firm bears economic exposure			$359,655

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,604,770	$31,830	$38	$—	$1,636,638
Corporate debt securities	762	2,465,663	14,365	—	2,480,790
U.S. government and federal agency securities	1,335,139	191	—	—	1,335,330
U.S. issued municipal securities	—	1,382	—	—	1,382
Sovereign obligations	780,059	1,029,734	—	—	1,809,793
Residential mortgage-backed securities	—	34,232	—	—	34,232
Commercial mortgage-backed securities	—	184	—	—	184
Loans	—	318,101	68,242	—	386,343
Derivatives	217,574	145,732	1,271	(296,657)	67,920

Total financial instruments sold, not yet purchased	$3,938,304	$4,027,049	$83,916	$(296,657)	$7,752,612

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,419,019	$37,981	$43,042	$—	$1,500,042
Corporate debt securities	—	2,295,486	116,648	—	2,412,134
Collateralized debt obligations	—	—	9,570	—	9,570
U.S. government and federal agency securities	821,323	367,642	—	—	1,188,965
U.S. issued municipal securities	—	127,346	420	—	127,766
Sovereign obligations	71,199	374,517	196	—	445,912
Residential mortgage-backed securities	—	2,578,796	136,496	—	2,715,292
Commercial mortgage-backed securities	—	307,068	3,215	—	310,283
Other asset-backed securities	—	54,180	110	—	54,290
Loans and other receivables	—	84,666	506,542	—	591,208
Derivatives	219,067	102,357	1,909	(261,216)	62,117
Investments at fair value	—	4,592	65,564	—	70,156

Total financial instruments owned	$2,530,608	$6,334,631	883,712	$(261,216)	$9,487,735

Level 3 assets for which the firm does not bear economic exposure (1)			(379,153)

Level 3 assets for which the firm bears economic exposure			$504,559

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,350,125	$10,403	$—	$—	$1,360,528
Corporate debt securities	—	1,909,781	—	—	1,909,781
U.S. government and federal agency securities	1,350,155	1,911	—	—	1,352,066
U.S. issued municipal securities	—	10	—	—	10
Sovereign obligations	150,684	233,101	—	—	383,785
Residential mortgage-backed securities	—	21,474	—	—	21,474
Loans	—	10,660	352,420	—	363,080
Derivatives	225,203	100,731	4,926	(312,433)	18,427

Total financial instruments sold, not yet purchased	$3,076,167	$2,288,071	$357,346	$(312,433)	$5,409,151

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.
We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan commitments are included in Financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. Cash and cash equivalents, the cash component of cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, receivables – brokers, dealers and clearing organizations, receivables – customers, receivables – fees, interest and other, payables – brokers, dealers and clearing organizations and payables –

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:
Corporate Equity Securities
•	Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

•	Non-exchange Traded Equity Securities: Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•	Equity warrants: Non-exchange traded equity warrants are generally classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.
Corporate Debt Securities
•	Corporate Bonds: Corporate bonds are measured primarily using broker quotations and pricing service data from external providers, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are classified within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.

•	High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are classified within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing service data from external providers, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are classified in Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

•	Auction Rate Securities: Auction rate securities (“ARS”) included within corporate debt securities include ARS backed by pools of student loans and auction rate preferred securities issued by closed end mutual funds. ARS are measured using market data provided by external service providers, as available. The fair value of ARS is also determined by benchmarking to independent market data and adjusting for projected cash flows, level of seniority in the capital structure, leverage, liquidity and credit rating, as appropriate. ARS are classified within Level 3 of the fair value hierarchy based on our assessment of the transparency of the external market data received.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Collateralized Debt Obligations
Collateralized debt obligations are measured based on valuations received from third party brokers and classified within Level 3 of the fair value hierarchy due to the unobservable nature of the pricing inputs underlying the broker valuations.
U.S. Government and Federal Agency Securities
•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized in Level 1 of the fair value hierarchy.

•	U.S. Agency Issued Debt Securities: Callable and non-callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services. Non-callable U.S. agency securities are generally classified within Level 1 of the fair value hierarchy and callable U.S. agency securities are classified within Level 2.
Municipal Securities
Municipal securities are measured based on quoted prices obtained from external data providers and generally classified within Level 2 of the fair value hierarchy.
Sovereign Obligations
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
At May 31, 2010 and December 31, 2009, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

		Financial
	Financial	Instruments Sold,
Valuation Basis at	Instruments	Not Yet
May 31, 2010	Owned	Purchased
Exchange closing prices	10%	21%
Recently observed transaction prices	1%	1%
Data providers/pricing services	66%	56%
Broker quotes	15%	21%
Valuation techniques	8%	1%

	100%	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

		Financial
Valuation Basis at	Financial	Instruments Sold,
December 31, 2009	Instruments Owned	Not Yet Purchased
Exchange closing prices	15%	25%
Recently observed transaction prices	2%	2%
Data providers/pricing services	55%	48%
Broker quotes	12%	23%
Valuation techniques	16%	2%

	100%	100%

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended May 31, 2010 and June 30, 2009 (in thousands):

	Three Months Ended May 31, 2010
							Change in
							unrealized gains/
	Balance,	Total gains/ losses	Purchases, sales,	Transfers		Balance,	(losses) relating to
	February 28,	(realized and	settlements, and	into	Transfers out of	May 31,	instruments still held at
	2010	unrealized) (1)	issuances	Level 3	Level 3	2010	May 31, 2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$35,314	$(15,909)	$3,138	$111	$(736)	$21,918	$(15,853)
Corporate debt securities	123,083	2,590	(5,373)	263	(20,288)	100,275	1,205
Collateralized debt obligations	12,860	453	—	—	—	13,313	332
U.S. issued municipal securities	420	16	—	—	—	436	—
Residential mortgage-backed securities	170,689	(2,168)	643	718	(21,049)	148,833	(5,852)
Commercial mortgage-backed securities	730	(249)	391	858	(730)	1,000	(249)
Other asset-backed securities	110	(30)	289	—	—	369	(30)
Loans and other receivables	300,557	8,466	9,930	—	(173,772)	145,181	4,640
Investments at fair value	65,780	5,405	1,359	7	(254)	72,297	4,638

Investments in managed funds	$8,630	$14	$—	$—	$—	$8,644	$14

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$38
Corporate debt securities	—	(935)	15,300	—	—	14,365	(935)
Net derivatives (2)	1,663	(392)	—	—	—	1,271	(392)
Loans	283,396	—	32,829	—	(247,983)	68,242

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net Derivatives represent Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
During the three months ended May 31, 2010, we had transfers of assets of $2.0 million from Level 2 to Level 3, which are primarily attributed to transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs. Transfers of assets from Level 3 to Level 2 during the three months ended May 31, 2010 were $216.8 million and are primarily attributed to corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets; residential mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and corporate debt securities, for which market transactions were announced or market data on comparable securities used as a valuation benchmark became more transparent.
Transfers of liabilities from Level 2 to Level 3 were $-0- and transfers of liabilities from Level 3 to Level 2 were $248.0 million and for the three months ended May 31, 2010. Transfers of liabilities from Level 3 to Level 2 during the three months ended May 31, 2010 are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities.
Net losses on Level 3 assets were $1.4 million and net loss on Level 3 liabilities were $1.3 million for the three months ended May 31, 2010. Net losses on Level 3 assets were attributed to corporate equity securities due to market volatility impacting the valuation of equity warrants and declines in commodity prices underlying certain equity valuations, partially offset by net gains on loans and investments.

	Three Months Ended June 30, 2009
							Change in
							unrealized gains/
							(losses) relating
			Purchases, sales,				to instruments
	Balance, March	Total gains/ (losses) (realized	settlements, and	Transfers into	Transfers out of	Balance, June 30,	still held at June
	31, 2009	and unrealized) (1)	issuances	Level 3	Level 3	2009	30, 2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,253	$(3,304)	$207	$4,205	$(3,064)	$20,297	$(3,598)
Corporate debt securities	223,364	(15,864) (2)	2,860	8,967	(54,861)	164,466	(16,666)
Collateralized debt obligations	2,179	(60)	—	—	—	2,119	(60)
U.S. issued municipal securities	403	(50) (2)	156	—	—	509	(50)
Sovereign obligations	—	11	—	67		78	11
Residential mortgage-backed securities	92,249	9,573	(43,225)	76,243	(17,080)	117,760	(2,888)
Commercial mortgage-backed securities	322	—	—	—	(322)	—	—
Other asset-backed securities	1,914	(376)	1,765	—	(1,881)	1,422	(343)
Derivatives	3,087	2,459	(47)	—	—	5,499	2,459
Loans and other receivables	160,282	2,275	113,137	—	—	275,694	631
Investments at fair value	71,348	2,688	(551)	—	(44)	73,441	2,505

	$577,401	$(2,648)	$74,302	$89,482	$(77,252)	$661,285	$(17,999)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate debt securities	$—	$203	$1,647	$2,952	—	$4,802	$125
Derivatives	3,873	3,645	20	—	—	7,538	3,645
Loans	58,681	(165)	170,922	—	—	229,438	—
Other	225	—	(225)	—	—	—	—

	$62,779	$3,683	$172,364	$2,952	—	$241,778	$3,770

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.

(2)	During the three months ended June 30, 2009, we changed our valuation methodology for auction rate securities, which are included within corporate debt securities and U.S. issued municipal securities. Previously, auction rate securities were valued based on an internal model based on projected cash flows for the securities discounted for lack of liquidity. As of June 30, 2009, auction rate securities are valued using a valuation technique that benchmarks the securities to transactions and market prices of comparable securities, adjusting for projected cash flows and security structure, where appropriate.
During the three months ended June 30, 2009, we had transfers of assets of $89.5 million from Level 2 to Level 3 and transfers of $77.3 million from Level 3 to Level 2. During the three months ended June 30, 2009, we had transfers of liabilities of $3.0 million from Level 2 to Level 3 and transfers of liabilities of $-0- from Level 3 to Level 2. Net losses on Level 3 assets of $2.6 million for the three months ended June 30, 2009 and net losses on Level 3 liabilities were $3.7 million for the three months ended June 30, 2009.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the five months ended May 31, 2010 and the six months ended June 30, 2009 (in thousands):

	Five Months Ended May 31, 2010
							Change in
							unrealized gains/
		Total gains/ losses	Purchases, sales,			Balance,	(losses) relating to
	Balance,	(realized and	settlements, and	Transfers into	Transfers out of	May 31,	instruments still held
	December 31, 2009	unrealized) (1)	issuances	Level 3	Level 3	2010	at May 31, 2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(21,841)	$2,984	$681	$(2,948)	$21,918	$(21,610)
Corporate debt securities	116,648	(159)	(3,632)	110	(12,692)	100,275	1,788
Collateralized debt obligations	9,570	3,743	—	—	—	13,313	3,743
U.S. issued municipal securities	420	16	—	—	—	436	16
Sovereign obligations	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	8,971	15,801	6,223	(18,658)	148,833	(207)
Commercial mortgage-backed securities	3,215	(237)	(901)	858	(1,935)	1,000	(248)
Other asset-backed securities	110	(30)	289	—	—	369	(30)
Loans and other receivables	506,542	9,142	9,504	—	(380,007)	145,181	5,173
Investments at fair value	65,564	5,511	(1,190)	2,412	—	72,297	4,620

Investments in managed funds	$—	$1,372	$—	$7,272	$—	$8,644	$1,372

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	$38	$—
Corporate debt securities	—	(935)	15,300	—	—	14,365	(935)
Net derivatives (2)	6,835	(3,655)	—	—	(1,909)	1,271	(3,655)
Loans	352,420	—	44,566	—	(328,744)	68,242	—

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net Derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased – derivatives.
During the five months ended May 31, 2010, we had transfers of assets of $17.6 million from Level 2 to Level 3, which are primarily attributed to transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs. Additionally, transfers of assets from Level 2 to Level 3 are attributed to certain investments at fair value and investments in managed funds, which have little to no

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
transparency as to trade activity. Transfers of assets from Level 3 to Level 2 during the five months ended May 31, 2010 were $416.4 million primarily attributed to corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets; residential mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and corporate debt securities, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable.
Transfers of liabilities from Level 2 to Level 3 were $0.04 million and transfers of liabilities from Level 3 to Level 2 were $330.7 million for the five months ended May 31, 2010. Transfers of liabilities from Level 3 to Level 2 during the three and five months ended May 31, 2010 are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities.
Net gains on Level 3 assets were $6.5 million and net loss on Level 3 liabilities were $4.6 million for the five months ended May 31, 2010. Net losses on Level 3 assets were attributed to corporate equity securities due to market volatility impacting the valuation of equity warrants and declines in commodity prices underlying certain equity valuations, partially offset by net gains on loans and investments.

	Six Months Ended June 30, 2009
							Change in
							unrealized gains/
	Balance, December	Total gains/ (losses)	Purchases, sales,	Transfers into	Transfers out of	Balance,	(losses) relating to
	31, 2008	(realized and	settlements, and	Level 3	Level 3	June 30,	instruments still held
		unrealized) (1)	issuances			2009	at June 30, 2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$41,351	$(13,382)	$(9,279)	$4,810	$(3,203)	$20,297	$(15,261)
Corporate debt securities	177,603	(42,902)	58,927	33,890	(63,052)	164,466	(42,144)
Collateralized debt obligations	2,179	(60)	—	—	—	2,119	(60)
U.S. issued municipal securities	—	(50)	559	—	—	509	(50)
Sovereign obligations	—	11	—	67	—	78	11
Residential mortgage backed securities	63,065	12,129	(12,377)	76,243	(21,300)	117,760	3,989
Commercial mortgage backed securities	—	—	322	—	(322)	—	—
Other asset backed securities	2,089	(583)	1,797	—	(1,881)	1,422	(343)
Derivatives	—	5,546	(47)	—	—	5,499	7,932
Loans and other receivables	108,029	(2,254)	169,919	—	—	275,694	(3,868)
Investments at fair value	75,059	(3,786)	2,206	6	(44)	73,441	(4,308)

	$469,375	$(45,331)	$212,027	$115,016	$(89,802)	$661,285	$(54,102)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate debt securities	$3,515	$203	$1,647	$2,952	$(3,515)	$4,802	$(295)
Derivatives	8,197	(679)	20	—	—	7,538	1,753
Loans	—	—	229,438	—	—	229,438	—
Other	—	225	(225)	—	—	—	—

	$11,712	$(251)	$230,880	$2,952	$(3,515)	$241,778	$1,458

(1)	Realized and unrealized gains/ (losses) are reported in principal transactions in the Consolidated Statements of Earnings.
During the six months ended June 30, 2009, we had transfers of assets of $115.0 million from Level 2 to Level 3 and transfers of $89.8 million from Level 3 to Level 2. During the six months ended June 30, 2009, we had transfers of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
liabilities of $3.0 million from Level 2 to Level 3 and transfers of liabilities of $3.5 million from Level 3 to Level 2. Net losses on Level 3 assets of $45.3 million for the six months ended June 30, 2009 and net gains on Level 3 liabilities were $0.3 million for the six months ended June 30, 2009.
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.
The following tables provide further information about our investments in entities that have the characteristics of an investment company at May 31, 2010 and December 31, 2009 (in thousands):

	May 31, 2010
		Unfunded	Redemption Frequency
	Fair Value	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a) (i)	$18,432	$—	Quarterly, Semiannually
Equity Long/Short Hedge Funds — International(b) (i)	32	—
High Yield Hedge Funds(c) (i)	996	—
High Yield Hedge Funds — International(d) (i)	733	—
Fund of Funds(e) (i)	2,784	163	Annually, GP Consent Required
Private Equity Funds(f) (i)	10,825	3,053
Private Equity Funds — International(g)	11,325	4,616
Other Investments(h)	7,298	—	At Will

Total(j)	$52,425	$7,832

	December 31, 2009
		Unfunded	Redemption Frequency
	Fair Value	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a) (i)	$16,210	$—	Quarterly, Semiannually
Equity Long/Short Hedge Funds — International(b) (i)	71	—
High Yield Hedge Funds(c) (i)	1,022	—
High Yield Hedge Funds — International(d) (i)	1,114	—
Fund of Funds(e) (i)	6,497	166	Annually, GP Consent Required
Private Equity Funds(f) (i)	10,407	3,150
Private Equity Funds — International(g)	6,979	5,081
Other Investments(h)	5,113	—	At Will

Total(j)	$47,413	$8,397

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in both domestic and international markets. These hedge funds may invest in securities in both public and private sectors. Investments representing approximately 2% of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At May 31, 2010 and December 31, 2009, investments representing approximately 30% and 31%, respectively, of fair value cannot be redeemed until the lock-up period expires on December 31, 2010. At May 31, 2010 and December 31, 2009, investments representing approximately 68% and 67%, respectively, of the fair value in this category are redeemable with 60 — 90 days prior written notice.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
(b)	This category includes an investment in a hedge fund that invests in foreign technology equity securities, which has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund, which is estimated to be within one to two years.

(c)	This category includes investments in funds that invest in U.S. public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, private equity investments and emerging markets debt. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. These funds are currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(d)	This category includes an investment in a hedge fund that invests in Russian fixed income instruments.

(e)	This category includes investments in funds of funds that invest in various private equity funds. At May 31, 2010 and December 31, 2009, approximately 93% and 40%, respectively, of the fair value of the investments is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. At December 31, 2009, investments representing approximately 60% of the fair value of the investments in this category were approved for redemption and the funds’ net asset values were received in the first quarter of 2010. Investments representing approximately 7% at May 31, 2010 of the fair value of the investments in this category have been redeemed and the remaining funds are expected to be received within the year.

(f)	This category includes investments in private equity funds that invest in the equity of various U.S. private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the funds. At May 31, 2010 and December 31, 2009, investments representing approximately 94% of fair value are expected to liquidate in one to eleven years. At May 31, 2010 and December 31, 2009, an investment representing approximately 6% of the total fair value in this category is currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(g)	This category includes investments in private equity funds that invest in the equity of foreign private companies. At May 31, 2010 and December 31, 2009, investments representing approximately 55% and 74%, respectively, of fair value are Israeli private equity funds that invest in service companies. The fair values of these investments have been estimated using the net asset value derived from each of the funds’ partner capital statements. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the fund, which are estimated to be liquidated in two to five years. At May 31, 2010 and December 31, 2009 the fair value of investments representing approximately 45% and 26%, respectively, of the fair value are private equity funds that invest in Croatian and Vietnamese companies.

(h)	At May 31, 2010 and December 31, 2009 investments representing approximately 79% and 67%, respectively, of the fair value of investments are held on behalf of a Jefferies’ deferred compensation plan measured at net asset value. At May 31, 2010 and December 31, 2009 investments representing approximately 21% and 33%, respectively, of fair value are closed-ended funds that invest in Vietnamese equity and debt instruments.

(i)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(j)	Investments at fair value, in the Consolidated Statements of Financial Condition at May 31, 2010 and December 31, 2009 include $22.6 million and $22.7 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.
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
The following table presents the fair value and related number of derivative contracts at May 31, 2010 and December 31, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

	May 31, 2010
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$35,772	43,663	$67,179	34,525
Foreign exchange contracts	18,807	660	22,530	636
Equity contracts	218,726	1,254,797	223,625	2,156,748
Commodity contracts	37,383	56,862	35,968	39,505
Credit contracts	31,595	23	15,275	12

Total	342,283	1,356,005	364,577	2,231,426

Counterparty/cash-collateral netting	(278,588)		(296,657)

Total per Consolidated Statement of Financial Condition	$63,695		$67,920

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	December 31, 2009
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$27,415	42,898	$24,068	40,864
Foreign exchange contracts	2,637	67	7,470	98
Equity contracts	222,311	898,472	228,403	1,954,260
Commodity contracts	54,257	58,434	57,237	32,245
Credit contracts	16,713	10	13,682	8

Total	323,333	999,881	330,860	2,027,475

Counterparty/cash-collateral netting	(261,216)		(312,433)

Total per Consolidated Statement of Financial Condition	$62,117		$18,427

The following table presents unrealized and realized gains and losses on derivative contracts for the three months ended May 31, 2010 and June 30, 2009 and the five and six months ended May 31, 2010 and June 30, 2009, respectively (in thousands):

			Five Months	Six Months
	Three Months Ended		Ended	Ended
	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Interest rate contracts	$(11,293)	$(2,337)	$(36,759)	$(7,347)
Foreign exchange contracts	2,457	173	816	(948)
Equity contracts	(22,067)	(17,056)	(47,268)	(208,539)
Commodity contracts	7,469	(1,311)	3,732	(4,867)
Credit contracts	(27,614)	10,265	(50,762)	17,480

Total	$(51,048)	$(10,266)	$(130,241)	$(204,221)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of May 31, 2010 (in thousands):

	OTC derivative assets (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$8,136	$—	$—	$—	$8,136
Commodity options	18,252	650	—	(828)	18,074
Credit default swaps	—	4,016	17,763	(2,893)	18,886
Total return swaps	614	1,091	—	—	1,705
Fx forwards and swaps	12,053	—	—	—	12,053
Interest rate swaps	—	—	4,466	—	4,466

Total	$39,055	$5,757	$22,229	$(3,721)	$63,320

(1)	At May 31, 2010, we held exchange traded derivative assets of $11.5 million.

(2)	Option and swap contracts in the table above are gross of collateral received. Option and swap contracts are recorded net of collateral received on the Consolidated Statement of Financial Condition. At May 31, 2010, collateral received was $11.1 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.

	OTC derivative liabilities (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$1,194	$—	$—	$—	$1,194
Commodity options	26,463	913	—	(828)	26,548
Equity options	—	823	—	—	823
Credit default swaps	—	—	5,731	(2,893)	2,838
Total return swaps	3,234	516	—	—	3,750
Fx forwards and swaps	15,564	213	—	—	15,777
Interest rate swaps	—	20,889	18,472	—	39,361

Total	$46,455	$23,354	$24,203	$(3,721)	$90,291

(1)	At May 31, 2010, we held exchange traded derivative liabilities of $6.8 million.

(2)	Option and swap contracts in the table above are gross of collateral pledged. Option and swap contracts are recorded net of collateral pledged on the Consolidated Statement of Financial Condition. At May 31, 2010, collateral pledged was $29.2 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.
At May 31, 2010, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality:
A or higher	$61,168
Unrated	2,152

Total	$63,320

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2010 and December 31, 2009, is $30.8 million and $12.2 million, respectively, for which we have posted collateral of $26.5 million and $18.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2010 and December 31, 2009, we would have been required to post an additional $4.8 million and $4.6 million, respectively, of collateral to our counterparties.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 5. Collateralized Transactions
We receive securities in connection with resale agreements and securities borrowings and generally provide cash to the resale counterparty or lender, respectively, as collateral. At May 31, 2010 and December 31, 2009, the approximate fair value of securities received by us that may be sold or repledged by us related to resale agreements and securities borrowings was $17.0 billion and $15.6 billion, respectively. At May 31, 2010 and December 31, 2009, a substantial portion of the securities received by us had been sold or repledged. Additionally, we receive securities as collateral in connection with customer margin loans.
We engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, should treat these as noncash transactions and should not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged to creditors on our Consolidated Statement of Financial Condition. At December 31, 2009, certain securities for securities transactions of borrowed fixed income securities were recorded as an asset on our Consolidated Statement of Financial Condition within Securities borrowed and the fixed income securities pledged as collateral to the lender were recorded as a liability within Securities loaned on the Consolidated Statement of Financial Condition. The December 31, 2009 Consolidated Statement of Financial Condition has not been adjusted for this accounting treatment as the impact on the consolidated financial statements is not material. At May 31, 2010, we have appropriately not recognized these transactions on the Consolidated Statement of Financial Condition.
We pledge securities in connection with repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. The pledge of our securities is in connection with our mortgage-backed securities, corporate bond, government and agency securities and equities businesses. Securities pledged to creditors are included within Financial instruments owned on our Consolidated Statements of Financial Condition. Counterparties generally have the right to sell or repledge the collateral. The following is a summary of the carrying value of the major categories of securities pledged to creditors, including amounts pledged as collateral where we have borrowed securities, as of May 31, 2010 and December 31, 2009 (in thousands):

	May 31, 2010	December 31, 2009
Equity securities	$1,128,139	$658,959
Fixed income securities	9,289,986	4,964,386

	$10,418,125	$5,623,345

At May 31, 2010 and December 31, 2009, of the total securities pledged to creditors, $2.2 billion and $1.6 billion, respectively, were pledged to counterparties in connection with clearing arrangements utilized by us, which includes margin loans provided to us. Under the terms of our arrangements that allow us to offset our payables with other activity with the clearing counterparty, we had no liabilities outstanding on our Consolidated Statement of Financial Condition associated with these clearing arrangements at May 31, 2010 and December 31, 2009.
We also engage in securities for securities transactions in which we are the lender of securities and receive other securities as collateral rather than cash. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At May 31, 2010 and December 31, 2009, $116.9 million and $68.5 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 6. Securitization Activities and Variable Interest Entities
Securitization Activities
We engage in securitization activities related to mortgage-backed and other asset-backed securities. In our securitization activities, we use special purpose entities (“SPEs”). Prior to January 1, 2010, we did not consolidate our securitization vehicles as they met the criteria of qualifying special purpose entities (“QSPEs”). QSPEs were not subject to consolidation prior to January 1, 2010. With the removal of the QSPE concept and the exception from applying the consolidation requirements for VIEs under the accounting changes to ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidations, effective January 1, 2010, our securitization vehicles generally meet the criteria of variable interest entities; however we do not consolidate our securitization vehicles as we do not meet the characteristics of the primary beneficiary for these vehicles. See “Variable Interest Entities” in this footnote for further discussion on variable interest entities and our determination of the primary beneficiary.
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
Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition, and servicing rights over certain transferred assets (i.e., project loans), which are included within Other assets on the Consolidated Statements of Financial Condition. We apply fair value accounting to the securities and the servicing rights are amortized over the period of the estimated net servicing income. We have not provided financial or other support to these securitization vehicles during the five months ended May 31, 2010 and the six months ended June 30, 2009. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at May 31, 2010 and December 31, 2009. Although not obligated, we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned – mortgage- and asset-backed securities.
During the three and five months ended May 31, 2010, we transferred assets of $3,166.7 million and $5,257.1 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $2,684.1 million and $4,271.2 million, respectively, beneficial interests of $500.7 million and $1,036.9 million, respectively, servicing rights of $0.1 million and $0.1 million, respectively, and recognized Net revenues of $32.8 million and $51.4, million, respectively. During the three and six months ended June 30, 2009, we transferred assets of $1,976.9 million and $3,055.0 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $1,992.7 million and $3,072.8 million, respectively, beneficial interests of $282.3 million and $414.5 million, respectively, and recognized Net revenues of $15.8 million and $18.4 million, respectively. These transfers were accounted for as sales of assets. Assets received in the form of securities issued in these transfers were initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 3, Financial Instruments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following tables present the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at May 31, 2010 and December 31, 2009 (in millions):

	Assets obtained		As of May 31, 2010
Securitization Type	as proceeds		Total Assets (6)	Assets Retained
Residential mortgage-backed securities	$1,022.9	(3)	$4,291.9	$280.0	(1)(2)
Commercial mortgage-backed securities	14.1	(3)	889.2	15.8	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At May 31, 2010, 100% of these securities issued in these securitizations are AAA-rated and are comprised of government agency securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of July 7, 2010, we continue to hold approximately $171.1 million and $10.3 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Initial fair value of servicing rights received on transferred project loans.

(5)	Represents unamortized servicing rights on transferred project loans.

(6)	Represents unpaid principal amount of assets in the securitization vehicles.

	As of December 31, 2009
Securitization Type	Total Assets	Securities (1)(2)
Residential mortgage-backed securities	$1,483.5	$104.8
Commercial mortgage-backed securities	641.7	9.2

(1)	At December 31, 2009, 100% of these securities issued in these securitizations are AAA-rated.

(2)	A significant portion of these securities have been subsequently sold in secondary market transactions to third parties. As of July 7, 2010, we continue to hold approximately $20.7 million and $-0- of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.
The following table presents cash flows received during the three and five months ended May 31, 2010 and three and six months ended June 30, 2009 related to securitization vehicles to which we have transferred assets and received sale accounting (in millions):

			Five Months	Six Months
	Three months ended (1)		Ended	Ended
	May 31, 2010	June 30, 2009	May 31, 2010 (1)	June 30, 2009 (1)
Residential mortgage-backed securities	8.6	—	$12.7	$0.4
Commercial mortgage-backed securities	0.2	—	0.7	—

(1)	There were no cash flows received on beneficial interests in securitization vehicles of project loans for the three and five months ended May 31, 2010 and the three and six months ended June 30, 2009.

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
Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.
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
VIEs Where We Are The Primary Beneficiary
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of May 31, 2010 and December 31, 2009 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Consolidated VIE Assets
	May 31, 2010		December 31, 2009
	High Yield	Other	High Yield	Other
Cash	$115.1	$—	$190.9	$—
Financial instruments owned	1,155.1	19.9	1,100.1	—
Securities borrowed	473.3	—	559.9	—
Receivable from brokers and dealers	434.4	—	340.5	—
Other	327.7	—	47.0	—

	$2,505.6	$19.9	$2,238.4	$—

	Consolidated VIE Liabilities
	May 31, 2010		December 31, 2009
	High Yield	Other	High Yield	Other
Financial instruments sold, not yet purchased	$826.9	$—	$893.2	$—
Securities loaned	115.0	—	—	—
Payable to brokers and dealers	286.5	—	326.5	—
Mandatorily redeemable interests (1)	1,047.9	—	964.2	—
Promissory note (2)	—	4.3	—	—
Other	39.8	—	9.8	—

	$2,316.1	$4.3	$2,193.7	$—

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $303.5 million and $318.0 million at May 31, 2010 and December 31, 2009, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.
High Yield. We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”), Jefferies High Yield Finance, LLC (“JHYF”), and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYF is engaged in the trading of total return swaps. JLCP is engaged in the trading of bank debt, credit default swaps and trade claims. JHYT, JHYF and JLCP are wholly-owned subsidiaries of JHYH.
We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”), a significant shareholder of our common stock, each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, JSOP and JESOP, are also investors in JHYH. The arrangement term is through April 2013, with an option to extend. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. We determined that JHYH, JSOP and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH, JSOP and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly-owned subsidiaries JHYT, JHYF and JLCP), JSOP and JESOP.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
At May 31 2010 and December 31, 2009, the carrying amount of our variable interests was $314.7 million and $329.8 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the high yield secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.
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
VIEs Where We Have a Variable Interest
We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. We have not provided financial or other support to these VIEs during the three months ended May 31, 2010 or year ended December 31, 2009. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at May 31, 2010 and December 31, 2009.
We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following tables presents the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss from these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at May 31, 2010 and December 31, 2009 (in millions):

	May 31, 2010
		Maximum exposure to
		loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,880.2	$28.6	(2)	$28.6
Mortgage- and asset-backed vehicles — Non-agency (1)	69,375.1	556.5	(2)	556.5
Mortgage- and asset-backed vehicles — Agency (1)	10,659.1	1,418.1	(2)	1,418.1
Asset management vehicle	636.2	16.1	(2)	16.1
Private equity vehicle	71.6	60.0	(3)	60.0

Total	$82,622.2	$2,079.3		$2,079.3

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at May 31, 2010.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

(3)	Our maximum exposure to loss in this non-consolidated VIE is limited to our loan commitment.

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
Collateralized Loan Obligations. We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Effective with the adoption of accounting changes to ASC Topic 810, Consolidation, on January 1, 2010, we concluded that we were the primary beneficiary on January 1, 2010 given our management rights over and interests in debt securities issued by the CLOs. Accordingly, we consolidated the assets and liabilities of these CLOs on January 1, 2010. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The debt securities are accounted for at fair value and are included in Investments in managed funds on our Consolidated Statements of Financial Condition. The carrying amount of the debt securities was $8.6 million and $7.3 million at May 31, 2010 and December 31, 2009, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.
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
Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of May 31, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
and included in Investments in managed funds on our Consolidated Statements of Financial Condition. The management and performance fees are accrued as the amounts become realizable.
Private Equity Vehicle. We entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower or JCP V”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. On May 3, 2010, we and the Borrower amended the Credit Agreement and extended the final maturity date to September 30, 2010 and increased our commitment to make loans to the Borrower by $10.0 million to an aggregate principal amount of up to $60.0 million. As of May 31, 2010 and December 31, 2009, we funded approximately $60.0 million and $45.7 million, respectively, of the aggregate principal balance leaving approximately $-0- and $4.3 million, respectively, unfunded. Our loan to the Borrower is recorded in Other investments on the Consolidated Statements of Financial Condition. (See Note 19 for additional discussion of the credit agreement with JCP V.)
Note 7. Acquisitions
Depfa
On March 27, 2009, we acquired 100% of the membership interests of Depfa First Albany Securities LLC (“Depfa”), a leading New York City-based municipal securities broker-dealer that provides integrated investment banking, advisory, and sales and trading services. As of March 31, 2009, Depfa has been merged into Jefferies.
The Depfa acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at acquisition date as summarized in the following table. Goodwill of $568,000 is measured as the excess of the cash consideration over fair value of net assets acquired, including identified intangible assets, and represents the value expected from the synergies and economies of scale created from combining Depfa’s municipal securities business with our full-service sales and trading, and investment banking capabilities. All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Goodwill
The following is a summary of goodwill activity for the five months ended May 31, 2010 (in thousands):

Five Months Ended
May 31, 2010
Balance, at beginning of period	$364,795
Add: Contingent consideration	782
Less: Translation adjustments	(2,433)

Balance, at end of period	$363,144

Acquisitions of LongAcre Partners, Helix Associates, and Randall & Dewey executed in prior years, each contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration is paid annually. There was no contractual dollar limit to the potential of additional consideration except for LongAcre Partners which is a fixed sum. The last period for additional contingent consideration based upon revenue performance has expired. During the five months ended May 31, 2010, we paid approximately $7.0 million in cash related to contingent consideration that had been earned during prior periods.
Mortgage Servicing Rights
In December 2009, we acquired servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights acquired in December 2009 represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned $1.0 million and $1.7 million in fees related to these servicing rights during the three and five months ended May 31, 2010, respectively. The following presents the activity in the balance of these servicing rights for the five months ended May 31, 2010 (in thousands):

Five Months Ended
May 31, 2010
Balance, beginning of period	$8,500
Add: Acquisition	87
Less: Amortization	147

Balance, end of period	$8,440

The fair value of these servicing rights was $14.7 million and $8.5 million at May 31, 2010 and December 31, 2009, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding prepayment and delinquencies are not significant to the fair value.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 8. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of May 31, 2010 and December 31, 2009. Average daily bank loans for the five months ended May 31, 2010 and the year ended December 31, 2009 were $47.6 million and $24.2 million, respectively.
Note 9. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at May 31, 2010 and December 31, 2009 (in thousands):

	May 31, 2010	December 31, 2009
7.75% Senior Notes, due 2012	$306,436	$306,811
5.875% Senior Notes, due 2014	248,928	248,831
5.5% Senior Notes, due 2016	348,762	348,865
8.5% Senior Notes, due 2019	708,834	709,193
6.45% Senior Debentures, due 2027	346,486	346,439
3.875% Convertible Senior Debentures, due, 2029	279,156	276,433
6.25% Senior Debentures, due 2036	492,593	492,545

	$2,731,195	$2,729,117

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
Subsequent to May 31, 2010 we issued 6.875% Senior Notes, due in 2021, with a par amount of $400 million and received proceeds of $394.2 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7.75% senior notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007, we terminated these interest rate swaps and received cash consideration $8.5 million, net of accrued interest. The $8.5 million basis is being amortized as a reduction in Interest expense of approximately $1.9 million per year over the remaining life of the notes through March 2012.
Note 10. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, MassMutual purchased $125.0 million of our Series A convertible preferred stock in a private placement. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of May 31, 2010, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 11. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interests
Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at May 31, 2010 and December 31, 2009 (in millions):

	May 31, 2010	December 31, 2009
JSOP	$272.2	$282.7
JESOP	31.5	33.2
Other (1)	10.5	5.6

Noncontrolling interests	$314.2	$321.5

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.
Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity. Revenues, expenses, net income or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net income or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three months ended May 31, 2010 and June 30, 2009 and the five and six months ended May 31, 2010 and June 30, 2009, respectively, because all other comprehensive income or loss is attributed to us.
Mandatorily Redeemable Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the mandatorily redeemable interests of consolidated subsidiaries was approximately $303.5 million and $318.0 million at May 31, 2010 and December 31, 2009, respectively.
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
The following summarizes the net periodic pension cost for the three months ended May 31, 2010 and June 30, 2009 and the five and six months ended May 31, 2010 and June 30, 2009, respectively (in thousands):

	Three Months Ended		Five Months Ended	Six Months Ended
	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Net pension cost included the following components:
Service cost (1)	$50	$50	$83	$100
Interest cost on projected benefit obligation	616	658	1,027	1,316
Expected return on plan assets	(656)	(614)	(1,093)	(1,228)
Net amortization	176	229	293	458

Net periodic pension cost	$186	$323	$310	$646

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the five months ended May 31, 2010 and a contribution to our plan during the fiscal year has not yet been determined.
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
Total compensation cost related to share-based compensation plans amounted to $42.9 million and $38.0 million for the three months ended May 31, 2010 and June 30, 2009, respectively, and $58.6 million and $55.3 million for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $0.3 million and $1.1 million during the three months ended May 31, 2010 and June 30, 2009, respectively, and $2.6 million and $(17.8) million during the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. Cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $2.0 million and $6.9 million related to share-based compensation in cash flows from financing activities for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. We expect to change our tax year-end to coincide with the recent change in our

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
fiscal year-end. As a result of this expected change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, during the three-months ended May 31, 2010, we reversed a net tax benefit related to share-based compensation plans of $15.4 million initially recorded to additional paid-in capital during the first three months of 2010. We expect to recognize this net tax benefit, along with an additional net tax benefit of $3.8 million related to share-based compensation awards that vested during April and May 2010 in additional paid-in capital during the three month period ending February 28, 2011.
As of May 31, 2010, we had $141.0 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.6 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and five months ended May 31, 2010, and three and six months ended June 30, 2009:
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
We grant restricted stock and restricted stock units as part of year-end compensation and to new employees as “sign-on” awards. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $34.1 million and $46.3 million for the three months ended May 31, 2010 and June 30, 2009, respectively, and $43.0 million and $62.7 million for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively, related to restricted stock and restricted stock units expected to be granted as part of our year-end compensation. Sign-on awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight-line basis over the related four years. Additionally, we grant restricted stock and restricted stock units with both performance and service conditions to certain senior executives. We amortize these awards over the service period as we have determined it is probable that the performance condition will be achieved.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The total compensation cost associated with restricted stock and restricted stock units amounted to $42.8 million and $37.9 million for the three months ended May 31, 2010 and June 30, 2009, respectively, and $58.5 million and $55.0 million for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. Total compensation cost includes estimated year-end compensation and the amortization of sign-on and senior executive awards, less forfeitures and clawbacks.
The following table details the activity of restricted stock:

			Weighted
	Period Ended		Average Grant
	May 31, 2010		Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of period	2,216		$20.01
Grants	1,111	(1)	$25.64
Forfeited	(40)		$24.82
Fulfillment of service requirement	(117)	(1)	$13.41

Balance, end of period	3,170	(2)	$22.16

(1)	Includes approximately 16,500 shares of restricted stock granted with no future service requirement during the five months ended May 31, 2010. As such, these shares are shown as granted and vested during the period.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

			Weighted
	Period Ended		Average Grant
	May 31, 2010		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of period	936	26,468	$17.07	$14.84
Grants	3,174	197 (1)	$25.64	$24.76
Distribution of underlying shares	—	(1,900)	$—	$17.72
Forfeited	(4)	(174)	$12.84	$17.50
Fulfillment of service requirement	(130)	130	$13.68	$13.68

Balance, end of period	3,976	24,721	$24.02	$14.68

(1)	Represents dividend equivalents on restricted stock units declared during the five months ended May 31, 2010.
The aggregate fair value of restricted stock and restricted stock units upon the awards vesting during the five months ended May 31, 2010 and six months ended June 30, 2009 was $6.2 million and $3.4 million. In addition, we granted restricted stock units with no future service period during the first half of 2009 with an aggregate fair value of $1.5 million. We had no grants of restricted stock units with no future service period, other than dividend equivalents, during the five months ended May 31, 2010.
Stock Options
The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
grants subsequent to 2004. A summary of our stock option activity for the five months ended May 31, 2010 is presented below (amounts in thousands, except per share data):

	Five Months Ended May 31, 2010
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	48	$7.65
Exercised	(22)	$4.99

Outstanding at end of period	26	$9.89

Options exercisable at end of period	26	$9.89
The total intrinsic value of stock options exercised during the five months ended May 31, 2010 and six months ended June 30, 2009 was $449,000 and $94,000, respectively. Cash received from the exercise of stock options during the five months ended May 31, 2010 and six months ended June 30, 2009 totaled $108,000 and $69,000, respectively. We did not realize a tax benefit related to stock options exercised during the five months ended May 31, 2010, and expect to realize a tax benefit of $183,000 related to these exercises during the first quarter of 2011. The tax benefit realized from stock options exercised during the six months ended June 30, 2009 was $37,000.
The table below provides additional information related to stock options outstanding at May 31, 2010:
Dollars and shares in thousands, except per share data

	Outstanding,
	Net of Expected	Options
May 31, 2010	Forfeitures	Exercisable
Number of options	26	26
Weighted-average exercise price	9.89	9.89
Aggregate intrinsic value	347	347
Weighted-average remaining contractual term, in years	5.16	5.16
At May 31, 2010, the intrinsic value of vested options was approximately $347,000 for which tax benefits expected to be recognized in equity upon exercise are approximately $142,000.
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
Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001. In 2010 and 2009, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
basis by investing in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $67,000 and $125,000 for the three months ended May 31, 2010 and June 30, 2009, respectively, and $67,000 and $335,000 for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. As of May 31, 2010, there were 2,881,000 DCP shares issuable under the Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three and five months ended May 31, 2010 and three and six months ended June 30, 2009.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.0 million and $0.8 million for the three months ended May 31, 2010 and June 30, 2009, respectively, and $3.5 million and $3.0 million for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively.
Note 14. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three and five months ended May 31, 2010 and the three and six months ended June 30, 2009 (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended		Five Months Ended	Six Months Ended
	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Earnings for basic earnings per common share:
Net earnings	$88,497	$73,995	$122,533	$106,421
Net earnings to noncontrolling interests	3,665	12,095	3,994	6,184

Net earnings to common shareholders	84,832	61,900	118,539	100,237
Less: Allocation of earnings to participating securities (1)	2,875	236	3,754	240

Net earnings available to common shareholders	$81,957	$61,664	$114,785	$99,997

Earnings for diluted earnings per common share:
Net earnings	$88,497	$73,995	$122,533	$106,421
Net earnings to noncontrolling interests	3,665	12,095	3,994	6,184

Net earnings to common shareholders	84,832	61,900	118,539	100,237
Add: Convertible preferred stock dividends	1,016	1,016	1,693	—
Less: Allocation of earnings to participating securities (1)	2,863	235	3,752	240

Net earnings available to common shareholders	$82,985	$62,681	$116,480	$99,997

Shares:
Average common shares used in basic computation	196,944	201,902	197,759	202,485
Stock options	15	20	17	20
Mandatorily redeemable convertible preferred stock	4,105	4,105	4,105	—
Convertible debt	—	—	—	—

Average common shares used in diluted computation	201,064	206,027	201,881	202,505

Earnings per common share:
Basic	$0.42	$0.31	$0.58	$0.49
Diluted	$0.41	$0.30	$0.58	$0.49

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 6,780,000 and 774,000 for the three months ended May 31, 2010 and June 30, 2009, respectively, and 6,270,000 and 486,000 for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. Dividends declared on participating securities during the three and five months ended May 31, 2010 amounted to approximately $568,000 and $1,062,000, respectively. No dividends were declared during 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
The following security was considered antidilutive and, therefore, not included in the computation of Diluted earnings per share:

	Number of securities outstanding at
	May 31, 2010	June 30, 2009 (1)
Mandatorily redeemable convertible preferred stock	—	4,105,138

(1)	Mandatorily redeemable convertible preferred stock was considered antidilutive for the six-months ended June 30, 2009. There were no antidilutive securities for the three-months ended June 30, 2009.
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Dividends per Common Share (declared):

	1st Quarter	2nd Quarter
2010	$0.075	$0.075
2009	—	—
On June 15, 2010, a quarterly dividend per common share of $0.075 was paid to shareholders of record as of May 14, 2010.
On June 21, 2010, a quarterly dividend was declared of $0.075 per share of common stock payable on August 16, 2010 to stockholders of record as of July 15, 2010.
Note 15. Income Taxes
As of May 31, 2010 and December 31, 2009, we had approximately $28.3 million and $24.2 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $18.4 million and $15.7 million (net of federal benefit of state taxes) at May 31, 2010 and December 31, 2009, respectively.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that conclusion of these examinations will have a material effect on the Consolidated Statement of Financial Condition, but could have a material impact on the Consolidated Statement of Earnings for the period in which conclusion occurs. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2007
New Jersey	2005
New York State	2001
New York City	2003
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses in the Consolidated Statement of Earnings. As of May 31, 2010 and December 31, 2009, we have accrued interest related to unrecognized tax benefits of approximately $5.3 million and $4.4 million, respectively. No penalties were accrued at May 31, 2010 and December 31, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 16. Commitments, Contingencies and Guarantees
The following table summarizes our commitments and guarantees at May 31, 2010:

		Maturity Date
	Notional /			2012	2014	2016
	Maximum			and	and	and
	Payout	2010	2011	2013	2015	Later
			(Dollars in Millions)
Bank credit	$34.5	$23.0	$7.7	$3.8	—	—

Equity commitments	$161.8	—	$0.7	$2.2	$12.8	$146.1

Loan commitments	$330.8	$240.0	—	$17.0	$73.8	—

Mortgage-related commitments	$881.2	$590.0	$240.0	$51.2	—	—

Underwriting commitments	$12.1	$12.1	—	—	—	—

Derivative contracts - non-credit related	$25,135.1	$19,353.0	$5,769.9	$12.2	—	—

Derivative contracts — credit related:
Single name credit default swaps	$10.0	—	—	—	$10.0	—
Index credit default swaps	$130.0	—	—	—	$100.0	$30.0
The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related commitments, guarantees and derivatives:

		External Credit Rating
	Notional /				Below
	Maximum	AAA/			Investment
	Payout	Aaa	AA/Aa	BBB/Baa	Grade	Unrated
			(Dollars in Millions)
Bank credit	$34.5	—	—	—	—	$34.5

Loan commitments	$330.8	—	—	$56.9	$33.8	$240.1

Derivative contracts- credit related:
Single name credit default swaps	$10.0	—	—	—	$10.0	—
Index credit default swaps	$130.0	$20.0	$10.0	—	—	$100.0
Bank Credit. As of May 31, 2010, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($1.5 million of which is undrawn) of associated investment vehicles in which we have an interest.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to Jefferies Finance, LLC is $500 million as of May 31, 2010. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of May 31, 2010, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of May 31, 2010, we have an aggregate commitment to invest equity of approximately $11.6 million in Jefferies Capital Partners IV L.P. and its related parallel fund, a private equity fund managed by a team led by Brian P. Friedman (one of our directors and Chairman, Executive Committee).
As of May 31, 2010, we had other equity commitments to invest up to $7.7 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of May 31, 2010, we had $330.8 million of loan commitments outstanding to clients.
Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities.
Underwriting Commitments. In connection with investment banking activities, we may from time to time provide underwriting commitments to our clients in connection with capital raising transactions.
Derivative Contracts. We disclose certain derivative contracts meeting the definition of a guarantee under U.S. generally accepted accounting principles. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At May 31, 2010, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $25,275.0 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At May 31, 2010, the fair value of such derivative contracts approximated $(157.0) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under U.S. generally accepted accounting principles are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.
Jefferies Financial Products, LLC. JFP maintains a credit intermediation facility with a highly rated European bank (the “Bank”), which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into offsetting transactions with JFP and receives a fee from JFP for providing credit support.
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
Note 17. Net Capital Requirements
As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by the Rule. FINRA serves as our primary self-regulatory organization.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of May 31, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$766,818	$702,399
Jefferies Execution	$9,961	$9,711
Jefferies High Yield Trading	$356,176	$355,926
Certain non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The subsidiaries consistently operate in excess of the net capital requirements.
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
Our net revenues, expenses, and total assets by segment are summarized below for the three months and five months ended May 31, 2010 and the three and six months ended June 30, 2009 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Capital	Asset
	Markets	Management	Total
Three months ended May 31, 2010
Net revenues	$655.6	$13.9	$669.5

Expenses	$511.1	$11.1	$522.2

Five months ended May 31, 2010
Net revenues	$988.4	$11.0	$999.4

Expenses	$780.6	$15.8	$796.4

Segment assets	$31,987.0	$130.0	$32,117.0

Three months ended June 30, 2009
Net revenues	$589.7	$0.5	$590.2

Expenses	$450.9	$4.6	$455.5

Six months ended June 30, 2009
Net revenues	$931.7	$0.5	$932.2

Expenses	$743.3	$10.3	$753.6

Segment assets	$26,140.0	$123.5	$26,263.5

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents Net revenues by geographic region for the three months and five months ended May 31, 2010 and the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended		Five Months Ended	Six Months Ended
	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Americas (1)	$592,229	$525,674	$870,904	$831,907
Europe (2)	76,334	65,009	128,930	100,569
Asia (including Middle East)	967	(490)	(462)	(327)

Net Revenues	$669,530	$590,193	$999,372	$932,149

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Note 19. Related Party Transactions
On August 11, 2008, we entered into a Credit Agreement (the “Credit Facility”) with JCP Fund V Bridge Partners, LLC, a Delaware limited liability company (“the Borrower”), pursuant to which we may make loans to the Borrower in an aggregate principal amount of up to $50.0 million. The Borrower is owned by its two managing members,including Brian P. Friedman, one of our directors and Chairman, Executive Committee. The loan proceeds may be

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
used by the Borrower to make investments that are expected to be sold to Jefferies Capital Partners V, L.P. (“Fund V”) upon its capitalization by third party investors. Fund V will be managed by a team led by Mr. Friedman.
In July of 2009, the Borrower exercised its right to extend the final maturity date of the Credit Facility from August 12, 2009 to January 11, 2010; and in October 2009, we and the Borrower agreed to extend the final maturity date to June 30, 2010. On May 3, 2010, we and the Borrower extended the final maturity date of the Credit Facility to September 30, 2010 and increased our commitment to make loans to the Borrower by $10.0 million to an aggregate principal amount of up to $60.0 million. The interest rate on any loans made under the Credit Facility is the Prime Rate (as defined in the Credit Facility) plus 200 basis points, payable at the final maturity date, or upon repayment of any principal amounts, as applicable. The obligations of the Borrower under the Credit Facility are secured by its interests in each investment. As of May 31, 2010 and December 31, 2009, loans in the aggregate principal amount of approximately $60.0 million and $45.7 million, respectively, were outstanding under the Credit Facility and recorded in Other investments on the Consolidated Statements of Financial Condition. Subsequent to May 31, 2010, a portion of the loan was repaid and the remaining balance was reduced to $38.4 million.
At May 31, 2010, we have commitments to purchase $227.9 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

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
•	the description of our business and risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed with the SEC on February 26, 2010 and additional risk factors contained in this report;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Critical Accounting Policies
The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to the financial statements.
We believe our application of GAAP and the associated estimates are reasonable. Our accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
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
The following is a summary of the fair value of major categories of Financial instruments owned and Financial instruments sold, not yet purchased, as of May 31, 2010 and December 31, 2009 (in thousands of dollars):

	May 31, 2010		December 31, 2009
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,617,779	$1,636,638	$1,500,042	$1,360,528
Corporate debt securities	3,484,643	2,480,790	2,421,704	1,909,781
Government, federal agency and other sovereign obligations	3,836,649	3,146,505	1,762,643	1,735,861
Mortgage- and asset-backed securities (1)	4,058,278	34,416	3,079,865	21,474
Loans and other receivables	563,965	386,343	591,208	363,080
Derivatives	63,695	67,920	62,117	18,427
Investments	75,020	—	70,156	—

	$13,700,029	$7,752,612	$9,487,735	$5,409,151

(1)	A portion of our mortgage- and asset-backed securities inventory has been economically hedged through the forward sale of such securities with the execution of to-be-announced (“TBA”) securities with a notional amount outstanding of $1,398.8 million and $881.8 million at May 31, 2010 and December 31, 2009, respectively. TBA securities had a net asset fair value of $(5.1) million and $18.0 million at May 31, 2010 and December 31, 2009, respectively, and are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition.
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
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information

JEFFERIES GROUP, INC. AND SUBSIDIARIES
on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 1 and 3 to the consolidated financial statements.
Level 3 Assets and Liabilities — Total level 3 assets were $503.6 million and $883.7 million as of May 31, 2010 and December 31, 2009, respectively, and represented approximately 4% and 9%, respectively, of total Financial instruments owned. Level 3 assets, for which the firm bears economic exposure, were $360.0 million and $504.6 million as of May 31, 2010 and December 31, 2009, respectively. Level 3 liabilities were $83.9 million and $357.3 million as of May 31, 2010 and December 31, 2009, respectively, and represented approximately 1% and 7%, respectively, of total Financial instruments sold, not yet purchased. While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value. At May 31, 2010 and December 31, 2009, Level 3 financial instruments were comprised of the following asset and liability classes:

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	May 31,	December 31,	May 31,	December 31,
(in thousands)	2010	2009	2010	2009
Residential mortgage-backed securities	$148,833	$136,496	$—	$—
Loans and other receivables	145,181	506,542	68,242	352,420
Corporate debt securities	100,275	116,648	14,365	—
Investments	72,297	65,564	—	—
Corporate equity securities	21,918	43,042	38	—
Collateralized debt obligations	13,313	9,570	—	—
Commercial mortgage-backed securities	1,000	3,215	—	—
U.S. issued municipal securities	436	420	—	—
Other asset-backed securities	369	110	—	—
Derivatives	—	1,909	1,271	4,926
Sovereign obligations	—	196	—	—

Total Level 3 financial instruments	503,622	883,712	83,916	357,346
Investments in Managed Funds	8,644	—	—	—

Total Level 3 assets	512,266	883,712	83,916	357,346

Level 3 assets for which the firm bears no economic exposure (1)	(152,611)	(379,153)	—	—

Level 3 assets for which the firm bears economic exposure	$359,655	$504,559	$83,916	$357,346

(2)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.
During the three and five months ended May 31, 2010, we had transfers of assets of $2.0 million and $17.6 million, respectively, from Level 2 to Level 3. Transfers of assets from Level 3 to Level 2 were $216.8 million and $416.4 million for the three and five months ended May 31, 2010, respectively. During the three and five months ended May 31, 2010 we had transfers of liabilities from Level 2 to Level 3 of $-0- and $0.04 million, respectively, and transfers of liabilities from Level 3 to Level 2 were $248.0 million and $330.7 million, respectively. Net losses on Level 3 assets were $1.4 million and net gains on Level 3 assets were $6.5 million for the three and five months ended May 31, 2010, respectively. Net losses on Level 3 liabilities were $1.3 million and $4.6 million, respectively, for the three and five months ended May 31, 2010. During the three and six months ended June 30, 2009, we had transfers of assets of $89.5 million and $115.0 million, respectively, from Level 2 to Level 3 and transfers of $77.3 million and $89.8 million, respectively, from Level 3 to Level 2. During the three and six months ended June 30, 2009, we had transfers of liabilities of $3.0 million and $3.0 million, respectively, from Level 2 to Level 3 and transfers of liabilities of $-0- and $3.5 million from Level 3 to Level 2. Net losses on Level 3 assets of $2.6 million and $45.3 million for the three

JEFFERIES GROUP, INC. AND SUBSIDIARIES
and six months ended June 30, 2009, respectively, and net losses on Level 3 liabilities were $3.7 million for the three months ended June 30, 2009 while net gains on Level 3 liabilities were $0.3 million for the six months ended June 30, 2009.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Consolidated Results of Operations
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2010 second quarter consists of the three months ended May 31, 2010 and our results included within this report on Form 10-Q reflect the five months ended May 31, 2010. Our report on Form 10-Q for the third quarter will include results for the three months and eight months ended August 31, 2010 and our 2010 fiscal year will consist of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 continue to be presented on the basis of our previous calendar year end.
The following table provides an overview of our consolidated results of operations:

	Three Months Ended		Five Months Ended	Six Months Ended
(Dollars in Thousands, except for per share amounts)	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Net revenues, less mandatorily redeemable preferred interest	$667,512	$577,866	$996,859	$925,126
Non-interest expenses	522,179	455,538	796,433	753,616
Earnings before income taxes	145,333	122,328	200,426	171,510
Income tax expense	56,836	48,333	77,893	65,089
Net earnings	88,497	73,995	122,533	106,421
Net earnings to noncontrolling interests	3,665	12,095	3,994	6,184
Net earnings to common shareholders	84,832	61,900	118,539	100,237
Earnings per diluted common share	$0.41	$0.30	$0.58	$0.49

Effective tax rate	39%	40%	39%	38%
Net revenues, less mandatorily redeemable preferred interest, for the three months ended May 31, 2010 increased 16% to $667.5 million as compared to $577.9 million for the three months ended June 30, 2009 primarily due to record quarterly investment banking revenues and strong equities revenues. For the five months ended May 31, 2010, net revenues, less mandatorily redeemable preferred interest, were $996.9 million as compared to $925.1 million for the six month period ended June 30, 2009. The increase in revenues for the five month period ended May 31, 2010 as compared to the six month period ended June 30, 2009 was similarly driven by much higher investment banking revenues and enhanced equities revenues.
Non-interest expenses of $522.2 million for the three months ended May 31, 2010 reflected an increase of 15% over the comparable 2009 period primarily attributable to an increase in compensation and benefits due to increased revenues and employee levels as well as increased floor brokerage and clearing fees. Non-interest expenses were $796.4 million for the five months ended May 31, 2010 as compared to $753.6 million for the six months ended June 30, 2009. Compensation costs for the five month period ended May 31, 2010 were lower as a percentage of net revenues as compared to the six month period ended June 30, 2009. This was partially offset as a component of total non-interest expenses by an increase in floor brokerage and clearing fees due to increased business activity and our $6.8 million donation to various Haiti earthquake charities.
The effective tax rate was 39% for both the three and five months ended May 31, 2010 as compared to an effective tax rate of 40% and 38% for the three and six months ended June 30, 2009, respectively.
Effective June 18, 2009, Jefferies & Company, our wholly-owned subsidiary and a U.S. regulated broker-dealer, was designated a Primary Dealer by the Federal Reserve Bank of New York (“FRBNY”). As a Primary Dealer, Jefferies & Company, is a counterparty to the FRBNY in its open market operations, participates directly in U.S. Treasury auctions and provides market information and analysis to the trading desks at the FRBNY. Similarly, during the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
second half of 2009 and early 2010, Jefferies International Limited, our wholly-owned subsidiary and a U.K. regulated broker-dealer, was designated in similar capacities for government bond issues in the United Kingdom, Germany, the Netherlands and Portugal, further expanding our global rates business. Additionally, in June 2010, Jefferies International Limited was appointed as a member of the Auction Panel for the Republic of Austria Government Bonds.
At May 31, 2010, we had 2,821 employees globally, compared to 2,307 at June 30, 2009 and 2,628 at December 31, 2009.
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009.
Revenues by Source
The Capital Markets reportable segment includes our traditional securities trading activities and our investment banking and capital raising activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various equity, fixed income and advisory services. The Capital Markets segment comprises many businesses, with many interactions among them. In addition, we separately discuss our Asset Management business.
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense generated by the respective sales and trading activities, which is a function of the mix of each business’ assets and liabilities and the underlying funding requirements of such positions. Prior to the first quarter of 2010, we separately presented revenues attributed from our high yield business within our “Revenues by Source” statement. As our firm has continued to expand, particularly geographically, in the first quarter we begun to integrate our high yield platforms within our overall fixed income business and are now presenting our high yield net revenues within fixed income net revenues as of the first quarter of 2010. Reclassifications have been made to our previous presentation of “Revenues by Source” for the three and six months ended June 30, 2009 to conform to the current presentation.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the three months May 31, 2010 and June 30, 2009 and the five and six months ended May 31, 2010 and June 30, 2009, respectively:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	May 31, 2010		June 30, 2009
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$168,730	25%	$123,070	21%
Fixed income	230,913	35	344,098	58
Other	—	—	1,638	0

Total Sales and Trading	399,643	60	468,806	79

Equity	55,064	8	38,645	7
Debt	128,380	19	45,572	8

Capital markets	183,444	27	84,217	15
Advisory	72,514	11	36,614	6

Investment banking	255,958	38	120,831	21

Asset management fees and investment income from managed funds:
Asset management fees	7,165	1	3,714	1
Investment income (loss) from managed funds	6,764	1	(3,158)	(1)

Total	13,929	2	556	—

Net revenues	669,530	100%	590,193	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	2,018		12,327

Net revenues, less mandatorily redeemable preferred interest	$667,512		$577,866

	Five Months Ended		Six Months Ended
	May 31, 2010		June 30, 2009
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$276,306	28%	$222,306	24%
Fixed income	359,791	36	543,736	58
Other	—	—	7,672	1

Total Sales and Trading	636,097	64	773,714	83

Equity	64,406	6	40,429	5
Debt	177,531	18	58,360	6

Capital markets	241,937	24	98,789	11
Advisory	110,320	11	59,128	6

Investment banking	352,257	35	157,917	17

Asset management fees and investment income from managed funds:
Asset management fees	6,440	1	7,476	1
Investment income (loss) from managed funds	4,578	—	(6,957)	(1)

Total	11,018	1	519	—

Net revenues	999,372	100%	932,150	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	2,513		7,024

Net revenues, less mandatorily redeemable preferred interest	$996,859		$925,126

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before interest on mandatorily redeemable preferred interests, for the three months ended May 31, 2010 were $669.5 million, an increase of 13%, as compared to net revenues of $590.2 million for the three months ended June 30, 2009. The increase for the most recent period was primarily due to record quarterly investment banking revenues, which were more than double from the three months ended June 30, 2009. The increase in revenues for the three months ended May 31, 2010 as compared to the three months ended June 30, 2009 was also driven by strong equities revenues of $168.7 million, a 37% increase over the 2009 comparable period, partially offset by reduced fixed income revenues.
Net revenues, before interest on mandatorily redeemable preferred interests, for the five months ended May 31, 2010 were $999.4 million, an increase of 7%, as compared to net revenues of $932.1 million for the six months ended June 30, 2009. The increase in net revenues is attributed to investment banking revenues, which were more than double for the five months ended May 31, 2010 as compared to the six months ended June 30, 2009. The increase in net revenues from our investment banking activities was partially offset by a decline in net revenues from our sales and trading activities. Sales and trading revenues were $636.1 million for five months for the period ended May 31, 2010 as compared to sales and trading revenues of $773.7 million generated over a six month period for the 2009 reported results, reflective of relatively consistent sales and trading revenues on a basis of the number of trading days in the periods presented.
The following reflects the number of trading days in the respective operational periods:

Three Months Ended	Three Months Ended	Five Months Ended	Six Months Ended
May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
64 days	63 days	102 days	124 days
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
Total equities revenue was $168.7 million and $123.1 million for the three months ended May 31, 2010 and June 30, 2009, respectively, representing a 37% increase from the 2009 period, primarily driven by gains in alternative investments revenue and other strategic positions and strong results from certain strategic investment strategies particularly given increased market volatility during the three months ended May 31, 2010. Growth in our international cash equities platform, an increased client base and balances in our prime brokerage business, increased financing provided by our securities lending business, and stronger commission revenue generated by our electronic trading and equity derivatives business with the current period’s market volatility also contributed to an increase in equities revenue over the prior period. The favorable comparison in equities revenue is also affected by net inventory writedowns recognized on our auction rate securities portfolio during the three months ended June 30, 2009. The increase in revenues from these equities businesses were partially offset by declines in U.S. cash equities revenue and trading losses experienced by certain strategies.
Total equities revenue was $276.3 million and $222.3 million for the five months ended May 31, 2010 and the six months ended June 30, 2009, respectively, representing a 24% increase in revenues, primarily driven by growth in our international cash equities and equity derivatives trading business as market share continued to expand and driven by trading results from certain strategic investment strategies. Results generated by certain strategic investment strategies were also comparatively improved given losses experienced by this business in the first half of 2009. Revenue during the five months ended May 31, 2010 also reflects a substantial contribution from our investment in the Jefferies Finance joint venture and also benefited from several block trading opportunities. Revenue increases from these

JEFFERIES GROUP, INC. AND SUBSIDIARIES
business activities were partially offset by a decrease in revenue generated by our U.S. cash equities business. Equities revenues in the first half of 2009 also included net inventory writedowns recognized on our auction rate securities portfolio in that period.
Fixed Income Revenue
Fixed income revenue is primarily comprised of commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, convertible securities, high yield and distressed securities, bank loans and commodities trading activities.
Fixed income market conditions during the three and five month periods ended May 31, 2010 were characterized by tightening credit spreads and Treasury yields as well as concerns over world economic conditions, particularly in the Eurozone. This is compared with fixed income market conditions for the three and six month periods ended June 30, 2009, which were considered more favorable for fixed income trading, including widening spreads, and a more favorable competitive landscape. Fixed income revenue for the three and five month periods ended May 31, 2010 as compared to the three and six month periods ended June 30, 2009 reflect the impact of the change in market conditions.
Fixed income revenue was $230.9 million for the three months ended May 31, 2010, down 33% from revenue of $344.1 million for the three months ended June 30, 2009. The decline in revenue for the three months ended May 31, 2010 as compared to the three months ended June 30, 2009 is largely attributed to declines in revenue from our corporate bond, U.S. government and agencies, and high yield, convertible and emerging markets debt trading activities. Declines in fixed income revenue generated for the three months ended May 31, 2010 versus the three months ended June 30, 2009 were partially offset by increases in revenues from our mortgage-backed securities and European government trading businesses and continued improved performance from our commodities trading activities.
Revenues from our corporate bond and emerging markets debt trading activities for the three months ended May 31, 2010 were negatively affected by tightening credit spreads and the difficult conditions in world credit markets during the period, particularly in the Eurozone, which dampened client confidence in the market and client trade flow. This is compared to a period of historically wide credit spreads during the three months ended June 30, 2009 and market volatility in the credit markets resulting in a considerably strong performance from our corporate bond trading business in the 2009 period. High yield revenues were down as compared to revenues for the three months ended June 30, 2009 as the 2009 period reflected fairly strong contributions from our bank loan trading activities. The three months ended June 30, 2009 also benefited from significant principal transaction trading opportunities. Similarly, our convertible debt trading business reflected improved performance in the three months ended June 30, 2009 given the recovering market conditions in that period versus weaker relative results for the 2010 period. Continued tightening in Treasury yields and declining market volatility in the three months ended May 31, 2010 contributed to the decline in trading revenues from our U.S. government and agencies business as compared to a favorable trading environment in the 2009 period. Mortgage-backed securities revenue increase modestly during the 2010 period over the comparable 2009 period due to increased activity in the new issuance market and the growth in our European mortgage capabilities. Increases in revenue related to these mortgage-backed securities sales and trading activities in comparing the 2010 period over the comparable 2009 are also affected by certain principal transaction gains recognized during the three months ended June 30, 2009. The continued expansion of our European rates platform produced significant fixed income revenue over prior periods with increased customer flow.
Fixed income revenue was $359.8 million for the five months ended May 31, 2010, as compared to revenue of $543.7 million for the six months ended June 30, 2009. The decrease in revenue for the first five months of 2010 reflects the challenging market conditions given economic disruption in certain world markets and the continued tightening of corporate bond and Treasury spreads. These factors had a dampening effect on customer flow in our corporate bond, emerging markets debt, international convertible securities and U.S. government and agencies trading businesses. The decrease in fixed income revenue was also attributable to net principal transaction losses on certain debt block trading positions during the five months ended May 31, 2010. Revenue performance from our high yield trading business was stable on a relative basis over the five month 2010 period as compared to the six month 2009 period as increased sales

JEFFERIES GROUP, INC. AND SUBSIDIARIES
volumes generated higher commission revenue, partially offset by losses on credit hedges. Revenue declines were partially offset by increased revenues in our commodities and European government securities businesses. Our commodities trading activities reflected significantly improved performance in comparing the five months ended May 31, 2010 to the six months ended June 30, 2009. The expansion of our government and agencies platform in Europe, assisted by our appointment in several European jurisdictions as dealers for government bond issues, resulted in additional fixed income revenue generation for the first five months of 2010 with increased customer flow volume. Mortgage-backed securities revenue was consistent on a relative basis when considering number of trading days among the five months ended May 31, 2010 and the six months ended June 30, 2009 and included the further development of our international mortgage trading capabilities.
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), which are included in our fixed income results, approximately 66% of such results for the three and five months ended May 31, 2010, respectively, and the three and six months ended June 30, 2009, respectively, are allocated to the minority investors and are presented within Interest on mandatorily redeemable preferred interests and Net earnings to noncontrolling interests in our Consolidated Statements of Earnings.
Investment Banking Revenue
We provide a full range of financial advisory services to our clients across nearly all industry sectors, as well as debt, equity and equity-linked capital raising services, and encompasses both U.S. and international capabilities. Capital markets revenue includes underwriting revenue related to debt, equity and convertible financing services. Advisory revenue is generated from our advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenue:

	Three Months Ended			Five Months Ended	Six Months Ended
(in thousands)	May 31, 2010	June 30, 2009	% Change	May 31, 2010	June 30, 2009	% Change
Equity	$55,064	$38,645	42%	$64,406	$40,429	59%
Debt	128,380	45,572	182%	177,531	58,360	204%

Capital markets	183,444	84,217	118%	241,937	98,789	145%
Advisory	72,514	36,614	98%	110,320	59,128	87%

Total	$255,958	$120,831	112%	$352,257	$157,917	123%

Investment banking revenues were a quarterly record $256.0 million for the three months ended May 31, 2010 as compared to revenues of $120.8 million for the three months ended June 30, 2009. Capital markets produced revenue of $183.4 million for the three months ended May 31, 2010, compared to $84.2 million for the three months ended June 30, 2009, reflective of an improved market environment for debt and equity underwritings. Capital markets revenue contributions were strongest in the healthcare, energy, and mortgage sectors. Revenue from our advisory business of $72.5 million for the three months ended May 31, 2010 increased as compared to the three months ended June 30, 2009 revenue of $36.6 million, reflective of our increasing share of the overall improving market for mergers and acquisitions activity.
Our capital markets business produced revenue of $241.9 million for the five months ended May 31, 2010, compared to $98.8 million for the six months ended June 30, 2009, reflective of the improved market environment for debt and equity underwritings. Revenue from our advisory business of $110.3 million for the five months ended May 31, 2010 increased as compared to the six months ended June 30, 2009 revenue of $59.1 million, reflective of the overall strengthened market for mergers and acquisitions activity and the improved market outlook.
Asset Management Fees and Investment Income (Loss) from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds and accounts managed by us, revenue from asset management and performance fees from third-party managed funds and investment income (loss) from our investments in these funds. The following summarizes revenue from asset

JEFFERIES GROUP, INC. AND SUBSIDIARIES
management fees and investment income (loss) for the three months ended May 31, 2010 and June 30, 2009 and the five and six months ended May 31, 2010 and June 30, 2009, respectively (in thousands):

	Three Months Ended		Five Months Ended	Six Months Ended
	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Asset management fees:
Fixed Income	$1,050	$1,223	$1,587	$2,944
Equities	1,651	796	1,927	1,462
Convertibles	2,576	1,452	475	2,827
Commodities	1,888	243	2,451	243

	7,165	3,714	6,440	7,476

Investment income (loss) from managed funds (1)	6,764	(3,158)	4,578	(6,957)

Total	$13,929	$556	$11,018	$519

(1)	Of the total investment income (loss) from managed funds, approximately $-0- and $(0.2) million is attributed to noncontrolling interest holders for the three months ended May 31, 2010 and June 30, 2009, respectively, and approximately $(0.2) million and $(0.2) million is attributed to noncontrolling interest holders for the five months ended May 31, 2010 and the six months ended June 30, 2009, respectively.
Asset management fees increased to $7.2 million for the three months ended May 31, 2010 as compared to asset management fees of $3.7 million for the three months ended June 30, 2009, primarily as a result of performance fee revenue generated by our global convertible bond fund business, our fixed income bank loan fund and commodity managed accounts. Investment income from managed funds totaled $6.8 million for the three months ended May 31, 2010 as compared to an investment loss of $3.2 million for the second quarter of 2009 primarily due to improved asset valuations within our investment in managed collateralized loan obligations (“CLOs”) and our private equity investment in Jefferies Capital Partners IV L.P.
Asset management fees were $6.4 million for the five months ended May 31, 2010 as compared to asset management fees of $7.5 million for the six months ended June 30, 2009, primarily as a result of quality performance fee revenue generated on new managed commodity accounts opened in the second half of 2009, partially offset by a decline in fee revenue generated by our global convertible bond fund business for the six month 2009 period. Investment income from managed funds totaled $4.6 million for the first five months of 2010 as compared to an investment loss of $7.0 million for the first six months of 2009 primarily due to improved asset valuations within our investment in managed CLOs and our private equity investment, partially offset by a decline in asset valuations in our bank loan fund for the five months ended May 31, 2010 as compared to the six months ended June 30, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	May 31, 2010	June 30, 2009
Assets under management (1)(3):
Fixed Income	$—	$1,480
Equities	80	73
Convertibles	1,645	1,479

	1,725	3,032

Assets under management by third parties (2):
Fixed Income (3)	1,600	—
Private Equity (4)	600	600

	2,200	600

Total	$3,925	$3,632

(1)	Assets under management include assets actively managed by us including hedge funds and managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.

(3)	Assets under management are based on the fair value of the assets.

(4)	Assets under management represent the capital commitment to the fund as management fees are calculated on this basis.
On January 29, 2010, contracts to manage CLOs, which were included as assets under management at June 30, 2009, were sold to Babson Capital Management, LLC. We no longer manage the CLOs, but are entitled to receive a portion of the asset management fees for the remaining life of the contracts; accordingly, we have included the fair value of the assets of the CLOs at May 31, 2010 as a component of Assets under management by third parties.
Change in Assets under Management

				Five Months	Six Months
	Three Months Ended			Ended	Ended
(in millions)	May 31, 2010	June 30, 2009	% Change	May 31, 2010	June 30, 2009	% Change
Balance, beginning of period	$3,986	3,242	23%	$4,024	$3,491	15%

Net cash flow in (out)	47	(9)		33	(400)
Net market (depreciation) appreciation	(108)	399		(132)	541

	(61)	390		(99)	141

Balance, end of period	$3,925	$3,632	8%	$3,925	$3,632	8%

The net decrease in assets under management of $61 million during the three months ended May 31, 2010 is primarily attributable to market depreciation of the underlying assets in our global convertible bond funds and in third-party managed CLOs and increases in customer investments in our global convertible bond funds. The net increase in assets under management of $390 million for the three months ended June 30, 2009 is primarily due to customer redemptions from our global convertible bond funds, partially offset by market appreciation in managed CLOs.
The net decrease in assets under management of $99 million during the five months ended May 31, 2010 is primarily attributable to market depreciation of the underlying assets in our global convertible bond funds. The net increase in assets under management of $141 million for the six months ended June 30, 2009 is primarily attributable to market appreciation of the underlying assets in our global convertible bond fund and in managed CLOs, partially offset by redemptions from our managed convertible bond funds in the first quarter of 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows (in millions):

(notional account value)	May 31, 2010	June 30, 2009
Managed Accounts:
Equities	$151	$40
Commodities	466	110

	$617	$150

Change in Managed Accounts

			Five Months	Six Months
(notional account value)	Three Months Ended		Ended	Ended
(in millions)	May 31, 2010	June 30, 2009	May 31, 2010	June 30, 2009
Balance, beginning of period	$544	$—	$560	$—
Net account additions	99	150	99	150
Net account depreciation	(26)	—	(42)	—

Balance, end of period	$617	$150	$617	$150

The change in the notional account value of managed accounts for the three months and five months ended May 31, 2010 is primarily attributed to the additions of new equity accounts where the management fees are assessed on the agreed upon notional account value, partially offset by declines in the value of certain commodity managed accounts. The change in notional account value of managed accounts for the three months and six months ended June 30, 2009 is attributed to additions of new equity accounts where the management fees are assessed on the agreed upon notional account value.
The following table presents our invested capital in managed funds at May 31, 2010 and December 31, 2009 (in thousands):

	May 31, 2010	December 31, 2009
Unconsolidated funds (1)	$123,026	$115,009
Consolidated funds (2)	51,838	44,441

Total	$174,864	$159,450

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. We do not recognize asset management fees for funds that we have consolidated.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Compensation and benefits totaled $384.3 million and $568.4 million for the three and five months ended May 31, 2010, respectively, compared to $348.2 million and $561.6 million for the three and six months ended June 30, 2009, respectively. Our ratio of compensation and benefits to net revenues for the second quarter of 2010 was 57% as compared to 59% for the second quarter of 2009 and 57% and 60% for the first five months of 2010 and the first six months of 2009, respectively. Employee headcount increased to 2,821 total global employees at May 31, 2010 as compared to 2,307 employees at June 30, 2009. The increase in compensation and benefits expense for the three and five months ended May, 31 2010 as compared to the three and six months ended June 30, 2009 period is consistent with the revenue increase across the periods as reflected in a relatively consistent ratio of compensation to net revenues. Compensation costs also increased due to increased headcount as we continue to expand our trading capabilities, both in the U.S. and internationally, added significant healthcare investment banking capabilities and added support personnel to support our business growth. Compensation costs also increased due to share-based amortization expense for senior executive awards granted in January 2010.
Non-Compensation Expenses
Non-compensation expenses were $137.9 million and $228.0 million for the three and five months ended May 31, 2010, respectively, versus $107.3 million and $192.0 million for the three and six months ended June 30, 2009, respectively, an increase of 28% and 19%. Non-compensation expenses for the three months ended May, 31 2010 as compared to the three months ended June 30, 2009 reflect an increase in floor brokerage and clearing fees due to the level of trading volumes with added business platforms, an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections and an increase in business development expense commensurate with our focused efforts of strengthening our presence and broadening our client base.
Non-compensation expenses for the five months ended May, 31 2010 as compared to the six months ended June 30, 2009 reflect an increase in floor brokerage and clearing fees due to the increased levels of trading volumes with added business platforms, an increase in business development expense commensurate with our focused efforts of strengthening our presence and globalizing our client base and an increase in professional services as we build out our infrastructure to support our business growth. Other non-interest expenses for the first five months of 2010 also include our donation to Haiti earthquake related charities in January 2010, of which $6.8 million is reflected in Other expenses, an increase in assessments from SIPC consistent with SIPC rate increases for the overall industry and the write-off of certain trade and loan receivables.
Earnings Before Income Taxes
Earnings before income taxes was $145.3 million for the three months ended May 31, 2010 up from earnings before income taxes of $122.3 million for the three months ended June 30, 2009. For the five months ended May 31, 2010, we recorded earnings before income taxes of $200.4 million as compared to $171.5 million for the six months ended June 30, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Income Taxes
Income tax expense was $56.8 million and $48.3 million and the effective tax rate was 39% and 40% for the three months ended May 31, 2010 and June 30, 2009, respectively. Income tax expense was $77.9 million and $65.1 million and the effective tax rate was 39% and 38% for the five and six months ended May 31, 2010 and June 30, 2009, respectively.
Earnings per Common Share
Diluted earnings per common share was $0.41 for the three months ended May 31, 2010 on 201,064,000 shares compared to diluted earnings per common share of $0.30 for the three months ended June 30, 2009 on 206,027,000 shares. Diluted earnings per common share was $0.58 for the first five months of 2010 on 201,881,000 shares compared to diluted earnings per common share of $0.49 for the six months ended June 30, 2009 on 202,505,000 shares. Convertible preferred stock dividends were not included in the calculation of diluted earnings per common share for the six months ended June 30, 2009 due to their anti-dilutive nature. See Note 14, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings per common share.
Mortgage and Loan Inventory Exposures
We have exposure to mortgage- and asset-backed securities through our fixed income mortgage- and asset-backed sales and trading business and exposure to other credit products through our corporate lending and investing activities.
The following table provides a summary of these exposures as of May 31, 2010 and December 31, 2009 (in millions):

	May 31, 2010	December 31, 2009
Residential mortgage-backed agency securities (1)	$3,305	$2,579
TBA securities (2)	(1,399)	(882)

Net agency mortgage-backed security exposure (2)	1,906	1,697

Prime mortgage-backed securities (3)	153	66
Alt-A mortgage-backed securities (4)	289	239
Subprime mortgage-backed securities (4)	49	50
Commercial mortgage-backed securities (5)	134	85
Collateralized debt obligations	5	—
Other mortgage- and asset-backed securities	106	60

Total nonagency mortgage- and asset-backed security exposure	736	500

Total net mortgage- and asset-backed security exposure	$2,642	$2,197

Mortgage loans and mortgage participation certificates (6)	$62	$66
Corporate loans (7)	454	509
Collateralized loan obligation (“CLOs”) certificates (8)	22	17
Additionally, we have executed interest rate derivatives to reduce certain interest rate risk exposure arising from the above instruments.

(1)	Residential mortgage-backed agency securities are represented at fair value and classified within Financial instruments owned in our Consolidated Statements of Financial Condition and primarily represent securities issued by government sponsored entities backed by mortgage loans with an implicit guarantee from the U.S. government as to payment of principal and interest. These assets are classified primarily within Level 2 of the fair value hierarchy.

(2)	Our exposure to mortgage-backed agency securities is reduced through the forward sale of such securities as represented by the notional amount of outstanding TBA securities at May 31, 2010 and December 31, 2009. Such contracts are accounted for at a net asset fair value of $(5.1) million and $18.0 million at May 31, 2010 and December 31, 2009, respectively, which are

JEFFERIES GROUP, INC. AND SUBSIDIARIES

included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition and are classified in Level 2 of the fair value hierarchy.

(3)	Prime mortgage-backed securities are presented at fair value, are primarily classified within Level 2 of the fair value hierarchy and included within Financial instruments owned in our Consolidated Statements of Financial Condition.

(4)	Alt-A mortgage-backed securities are backed by mortgage loans which are categorized between prime mortgage loans and subprime mortgage loans due to certain underwriting and other loan characteristics. Subprime mortgage-backed securities are backed by mortgage loans secured by real property made to a borrower with diminished, impaired or limited credit history. Amounts at May 31, 2010 and December 31, 2009 are presented at their fair value, are generally classified within Level 2 and Level 3 of the fair value hierarchy and included within Financial instruments owned in our Consolidated Statements of Financial Condition.

(5)	Commercial mortgage-backed securities are presented at fair value, are classified within Level 2 and Level 3 of the fair value hierarchy and included within Financial instruments owned in our Consolidated Statements of Financial Condition.

(6)	Mortgage loans and mortgage participation certificates are presented at fair value, are classified within Level 2 of the fair value hierarchy and included within Financial instruments owned in our Consolidated Statements of Financial Condition. A portion of the participation certificates represent interests in mortgage loans that are U.S. government agency insured.

(7)	Corporate loans represent primarily senior unsecured bank loans purchased or issued in connection with our trading and investing activities are presented at fair value as included within Financial instruments owned in our Consolidated Statements of Financial Condition and are classified within Level 2 and Level 3 of the fair value hierarchy.

(8)	We own interests consisting of various classes of senior, mezzanine and subordinated notes in CLO vehicles which are comprised of corporate senior secured loans, unsecured loans and high yield bonds, of which $13.3 million and $9.6 million are reported at fair value and included within Financial instruments owned in our Consolidated Statements of Financial Condition and classified within Level 3 of the fair value hierarchy at May 31, 2010 and December 31, 2009, respectively, and $8.6 million and $7.3 million are accounted for at fair value and included in Investments in managed funds in our Consolidated Statements of Financial Condition at May 31, 2010 and December 31, 2009, respectively.
Of our prime, Alt-A and subprime mortgage-backed securities and other asset-backed securities at May 31, 2010, the following table provides further information regarding the credit ratings of the securities and the issue date of the securities:
Credit Ratings

					Below
		AA+ to		BBB+ to	Investment	Private	Total
Vintage year	AAA	AA-	A+ to A-	BBB-	Grade	Placement	Fair Value
2010	$—	$—	$—	$—	$—	$—	$—
2009	3	—	—	—	—	—	3
2008	55	6	5	—	—	—	66
2007	56	3	19	13	76	3	170
2006 and prior	87	21	36	54	269	30	497

Total	$201	$30	$60	$67	$345	$33	$736

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
Market conditions, which had been volatile throughout 2008, began to stabilize in the second quarter of 2009, resulting in some tightening of credit spreads and improvements in market liquidity. In June 2009, Jefferies & Company, Inc, our U.S. registered broker-dealer, was named as a Primary Dealer by the Federal Reserve Bank of New York. Since September 2009, Jefferies International, Ltd., our U.K. regulated broker-dealer, has been designated in a similar capacity in five countries in Europe. As a result of these designations, our strong financial results and generally improving market conditions, over the past twelve months, we have experienced a significant increase in financing lines being made available to us in both the repurchase and securities finance markets.
During 2009, we issued $700 million in ten-year notes and $345 million in convertible senior debentures. As of May 31, 2010, our long-term debt has an average maturity of 11.2 years, we have no scheduled debt maturities until 2012, we have no unsecured short-term borrowings and we have significant cash balances on hand. In June 2010, we issued $400 million with maturities of approximately 11 years. We continue to actively manage our liquidity profile and counterparty relationships to enable ongoing access to both short and longer-term funding.
Our actual levels of capital, total assets, and financial leverage are a function of a number of factors, including, asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short term funding. We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, liquid marketable securities and short-term receivables, arising principally from traditional securities brokerage activity. The liquid nature of these assets provides us with flexibility in financing and managing our business.
Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	May 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash in banks	$469,431	$196,189
Money market investments	524,853	1,656,978

Total cash and cash equivalents	994,284	1,853,167
Cash and securities segregated (1)	1,412,894	1,089,803

	$2,407,178	$2,942,970

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
A substantial portion of our assets are liquid, consisting of cash or assets readily convertible into cash. The majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for our inventory at nominal haircuts. In addition, receivables from brokers and dealers are primarily current open transactions, margin deposits or securities borrowed transactions, which are typically settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on transactions in the process of settlement. Most of our receivables are secured by marketable securities. The customer receivable portion of the securities financing transactions includes margin loans, collateralized by customer owned securities, and customer cash, which is segregated according to regulatory requirements. The customer payable portion of the securities financing transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of May 31, 2010 and December 31, 2009. Average daily bank loans for the five months ended May 31, 2010 and the year ended December 31, 2009 were $47.6 million and $24.2 million, respectively. We have arrangements with various banks for financing of up to $1,011.2 million, including $975 million of bank loans and $36.2 million of letters of credit. Of the $1,011.2 million of uncommitted lines of credit, $211.2 million is unsecured and $800 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities.
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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements, (d) lower availability of secured funding; (e) client cash withdrawals; (f) the anticipated funding of outstanding investment commitments and (g) certain accrued expenses and other liabilities and fixed costs.
•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our equity capital of $2,602.2 million, mandatorily redeemable convertible preferred stock of $125.0 million, mandatorily redeemable preferred interest of consolidated subsidiaries of $303.5 million, and long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $2,731.2 million comprise our total capital of $5,761.9 million as of May 31, 2010, which exceeded our cash capital requirements.
Financial Condition and Capital Management.
A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis. As a part of this balance sheet review process, capital is allocated to all assets and gross and adjusted balance sheet limits are established. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect the firm’s platform, enable our businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Analysis of Financial Condition and Capital Resources
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. As our government and agencies fixed income business has expanded throughout 2009 and 2010 both domestically and internationally, a greater portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities, for which there is a deep and liquid market. While our balance sheet may fluctuate given our continued expansion into new business areas and the need to maintain inventory to serve growing client activity, our overall balance sheet during the reported periods remains materially consistent with the balances at the end of each reporting period, apart from new business expansion. In 2009, average total assets for each quarter varied from that quarter’s ending total assets in a range from -7% to +13%. During the three and five months ended May 31, 2010, average total assets were respectively approximately 17% and 14% higher than at May 31, 2010.
Total assets increased to $32,117.0 million at May 31, 2010 or by 14%, from $28,189.3 million at December 31, 2009 primarily due to an increase in the level of our financial instruments owned inventory and receivables associated with principal and agency transactions consistent with the higher level of financial instruments owned inventory. The inventory level of our financial instruments owned, including securities pledged to creditors, was up by 44% to $13,700.0 million at May 31, 2010 from $9,487.7 million at December 31, 2009, while our financial instruments sold, not yet purchased also commensurately increased by 43% to $7,752.6 million at May 31, 2010 from $5,409.2 million at December 31, 2009.
Almost half of the increase in our total financial instruments owned inventory is attributed to government and agency securities. This net increase in our inventory positions (long and short inventory) is primarily attributed to the further build out of our U.S. government and agencies and other sovereign debt trading businesses, both domestically and internationally, as we were designated a Primary Dealer in the U.S. during 2009 and in similar capacities in several European jurisdictions as well during the latter part of 2009. These inventory positions are substantially comprised of the most liquid securities in the asset class with little weighting of the inventory portfolio to securities of non-G-7 countries. Our market risk exposure to Portugal, Italy, Ireland, Greece and Spain is negligible at May 31, 2010. Our net inventory positions also increased as of May 31, 2010 from December 31, 2009 due to certain block trading opportunities taken in the first quarter of 2010. Our mortgage- and asset-backed securities inventory increased by $978.4 million, or 32%, as of May 31, 2010 from the prior year end and we continually monitor our overall mortgage- and asset-backed securities exposure, including the inventory turnover rate, which demonstrates the liquidity of the overall asset class.
At May 31, 2010, our Level 3 assets for which we have economic exposure was 3% of our total assets at fair value and 16% of equity capital. Level 3 mortgage- and asset-backed securities represent 4% and 5% of total mortgage- and asset-backed securities inventory at May 31, 2010 and December 31, 2009, respectively. Of our total Financial instruments owned, approximately 80% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. The remaining 20% of our Financial instruments owned consists of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these modeled levels.
Our securities borrowed and securities purchased under agreements to resell decreased from $11.753.2 million at December 31, 2009 to $10,486.8 million at May 31, 2010, or by 11%, while our securities loaned and securities sold under agreements to repurchase increased to $12,905.7 million at May 31, 2010, or by 9%. The average increase in our securities financing assets and liabilities was, 16% and 12%, respectively, higher than month end balances for the three months ended May 31, 2010 and 14% and 8%, respectively, higher than month end balances for the five months ended May 31, 2010. Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. In 2009, our average securities financing assets and liabilities for each quarter varied from quarter end in a range of -12% to +17%. During the three months ended May 31, 2010, average securities financing assets and

JEFFERIES GROUP, INC. AND SUBSIDIARIES
liabilities were respectively 16% and 12% higher than at ending balances at May 31, 2010. During the five months ended May 31, 2010, average securities financing assets and liabilities were respectively 14% and 8% higher than at ending balances at May 31, 2010. The majority of our outstanding securities purchased under agreements to resell and securities sold under agreements to repurchase at May 31, 2010 are transacted in support of U.S. treasury and agency securities, agency mortgage-backed securities and sovereign government obligations, which are turned over on a frequent basis.
Common stockholders’ equity decreased to $2,288.1 million at May 31, 2010 from $2,308.6 million at December 31, 2009. The decrease in our common stockholders’ equity during the five months ended May 31, 2010 is principally attributed to translation adjustments as the British pound weakened against the U.S. dollar during the period, dividend and dividend equivalents during the period and repurchases of approximately 4.1 million shares of our common stock during the period, which increased our treasury stock by $106.5 million. Decreases in our common stockholders’ equity is partially offset by net earnings to common shareholders of $118.5 million and net share-based amortization expense for the five months ended May 31, 2010.
The following table sets forth book value, pro forma book value, tangible book value and pro forma tangible book value per share (in thousands, except per share data):

	May 31, 2010	December 31, 2009
Common stockholders’ equity	$2,288,064	$2,308,589
Less: Goodwill	(363,144)	(364,795)

Tangible common stockholders’ equity	$1,924,920	$1,943,794

Shares outstanding	171,590,607	165,637,554
Outstanding restricted stock units (5)	28,695,698	27,404,347

Adjusted shares outstanding	200,286,305	193,041,901

Common book value per share (1)	$13.33	$13.94

Adjusted common book value per share (2)	$11.42	$11.96

Tangible common book value per share (3)	$11.22	$11.74

Adjusted tangible common book value per share (4)	$9.61	$10.07

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted common tangible book value per share equals tangible common stockholders’ equity divided by common shares outstanding adjusted for outstanding restricted stock units.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
On December 30, 2009, we granted 5,384,000 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $23.77 on December 30, 2009. These shares were issued in the first three months of 2010 and increased shares outstanding as of May 31, 2010. On January 19, 2010, we granted 232,288 shares of restricted stock and 2,990,708 restricted stock units to senior executives as part of 2009 year-end and future compensation arrangements for which no compensation expense has been recognized in the results of operations for the year ended December 31, 2009. The shares of restricted stock were issued during the first three months of 2010 and increased shares outstanding at May 31, 2010. Shares underlying the restricted stock units will be issued in 2013, but are included in outstanding restricted stock units as of May 31, 2010 and increased adjusted shares outstanding. In addition, approximately one million shares were issued during the five months ended May 31, 2010 primarily in connection with awards to new employees. The increase in shares outstanding is offset by repurchases of 4.1 million shares at an average price of $25.37 during the five months ended May 31, 2010.
At May 31, 2010, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share and $345 million of convertible senior debentures outstanding, which is convertible into 8,800,122 shares of our common stock at an effective conversion price of approximately $39.20 per share.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of May 31, 2010 and December 31, 2009:

	May 31, 2010	December 31, 2009

Total assets	$32,116,958	$28,189,271
Deduct: Securities borrowed	(7,298,528)	(8,237,998)
Securities purchased under agreements to resell	(3,188,239)	(3,515,247)

Add: Financial instruments sold, not yet purchased	7,752,612	5,409,151
Less derivative liabilities	(67,919)	(18,427)

Subtotal	7,684,693	5,390,724
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,412,894)	(1,089,803)
Goodwill	(363,144)	(364,795)

Adjusted assets	$27,538,846	$20,372,152

Total stockholders’ equity	$2,602,246	$2,630,127
Deduct: Goodwill	(363,144)	(364,795)

Tangible stockholders’ equity	$2,239,102	$2,265,332

Leverage ratio (1)	12.3	10.7

Adjusted leverage ratio (2)	12.3	9.0

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage also a non-GAAP financial measure as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from May 31, 2010 to December 31, 2009 commensurate with the increase in our trading inventory and consistent with growth and expansion of our trading business year over year. A significant portion of the increase in our trading inventory is due to the expansion of our government and agencies business which trades in highly liquid U.S. government and agency securities and other G-7 government securities.
Capital Resources
We had total long-term capital of $5.8 billion and $5.8 billion resulting in a long-term debt to equity capital ratio of 121% and 121%, at May 31, 2010 and December 31, 2009, respectively. Our total capital base as of May 31, 2010 and December 31, 2009 was as follows (in thousands):

	May 31, 2010	December 31, 2009
Long-term debt	$2,731,195	$2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	303,494	318,047
Total stockholders’ equity	2,602,247	2,630,127

Total capital	$5,761,936	$5,802,291

Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and our $1,011.2 million of uncommitted secured and unsecured bank lines. Our ability was further enhanced by the cash proceeds from our $700 million senior unsecured debt issuances in 2009; and our issuance of $345 million convertible senior debentures in October 2009 further demonstrates our access to long-term funding in the capital markets. Additionally, we issued $400 million in unsecured senior notes in June 2010. We had no outstanding bank loans as of May 31, 2010 and December 31, 2009. On January 19, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on March 15, 2010; and on June 22, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on August 16, 2010. We did not declare dividends on our common stock to be paid during 2009.
At May 31, 2010, our senior long-term debt, net of unamortized discounts and premiums, consisted of contractual principal payments (adjusted for amortization) of $306.4 million, $248.9 million, $348.8million, $708.8 million, $346.5 million, $279.2 million and $492.6 million due in 2012, 2014, 2016, 2019, 2027, 2029 and 2036, respectively. At May 31, 2010, contractual interest payment obligations related to our senior long-term debt are $168.8 million for 2010, $184.2 million for 2011, $165.6 million for 2012, $160.6 million for 2013, $152.4 million for 2014, and $1,245.2 million for all of the remaining periods after 2014.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our long-term debt ratings are as follows:

	Rating	Outlook
|	|
Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB	Stable
Net Capital
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.
As of May 31, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$766,818	$702,399
Jefferies Execution	$9.961	$9,711
Jefferies High Yield Trading	$356,176	$355,926
Certain non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The subsidiaries consistently operate in excess of the net capital requirements.
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of May 31, 2010. The table presents principal cash flows with expected maturity dates (in millions of dollars).

	Expected Maturity Date
			2012	2014	2016
			and	and	and
	2010	2011	2013	2015	Later	Total
Debt obligations:
Senior notes	—	—	306	249	2,176	2,731
Mandatorily redeemable convertible preferred stock	—	—	—	—	125	125

Bank credit	23	8	4	—	—	35
Equity commitments	—	1	2	13	146	162
Loan commitments	240	—	17	74	—	331
Mortgage-related commitments	590	240	51	—	—	881
Underwriting commitments	12	—	—	—	—	12
Derivative contracts - non credit related	19,353	5,770	12	—	—	25,135
Derivative contracts - credit related	—	—	—	110	30	140
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
We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. As May 31, 2010, we did not have any commitments to purchase assets from our securitization vehicles. At May 31, 2010, we held $295.9 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 6, “Securitization Activities and Variable Interest Entities,” to the consolidated financial statements.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Accounting and Developments
The following is a summary of ASC Topics that have or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:
Consolidation
We have adopted accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. The consolidation of these entities resulted in an increase in total assets of $1,606.9 million, an increase in total liabilities of $1,603.8 million and an increase to total stockholders’ equity of $3.1 million on January 1, 2010. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in January 2010, we deconsolidated the CLOs and accounted for our remaining interests in the CLOs at fair value.
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

		Daily VaR(1)
		(In Millions)
		Value-at-Risk in trading portfolios
		VaR at						Average VaR 3 Months Ended
Risk Categories		5/31/10		3/31/10		12/31/09		5/31/10		3/31/10		12/31/09

Interest Rates		$7.10		$5.75		$2.66		$6.53		$7.19		$5.24
Equity Prices		$3.25		$5.16		$4.33		$4.54		$7.10		$5.02
Currency Rates		$0.43		$0.43		$0.86		$0.51		$0.80		$1.13
Commodity Prices		$1.36		$1.34		$1.91		$1.16		$1.77		$1.56
Diversification Effect[2]	-	$5.32	-	$2.89	-	$2.83	-	$4.49	-	$5.65	-	$6.49

Firmwide		$6.82		$9.79		$6.93		$8.25		$11.21		$6.46

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR(1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	5/31/10		3/31/10		12/31/09
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$9.37	$4.70	$11.75	$2.88	$8.87	$2.37
Equity Prices	$9.43	$2.52	$13.40	$2.52	$10.69	$2.69
Currency Rates	$0.95	$0.14	$1.52	$0.43	$3.89	$0.41
Commodity Prices	$1.85	$0.60	$3.27	$0.96	$2.53	$0.90
Firmwide	$11.54	$6.22	$17.41	$6.44	$10.20	$3.89

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $8.25 million during the three months ended May 31, 2010 decreased from the $11.21 million average during the three months ended March 31, 2010 due mainly to a decrease in exposure to Equity Prices and Interest Rates. The decrease in exposure to Equity Prices during the second quarter of 2010 is attributed to our exposure to equity block trading positions and related capital market activities giving rise to certain equity inventory levels during the three months ended March 31, 2010, which were subsequently sold during the three month period ended May 31, 2010.
The following table presents our daily VaR over the last periods:
VaR trended higher during the three months ended September 30, 2009 as we continued to expand fixed income trading activity. This was offset during the three months ended December 31, 2009 as our inventory mix created a greater diversification effect on overall VaR. During the three months ended March 31, 2010, VaR trended higher from certain equity and debt blocking trading positions executed primarily in connection with certain capital market activities. During May 2010, VaR fluctuated due to positions within our strategic investments trading business.
VaR Back-Testing
The comparison of daily actual revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. Back testing is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. A back-testing exception occurs when the daily loss exceeds the daily VaR estimate. Results of the process at the aggregate level demonstrated one outlier when comparing the 95% one-day VaR with the back-testing profit and loss in the second quarter of 2010. A 95% confidence one-day VaR model

JEFFERIES GROUP, INC. AND SUBSIDIARIES
usually should not have more than twelve (1 out of 20 days) back-testing exceptions on an annual basis. Back-testing profit and loss is a subset of actual trading revenue, excluding fees, commissions, and certain provisions. We compare the trading revenue with VaR for back-testing purposes because VaR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities under normal market conditions. The graph below illustrates the relationship between daily back-testing trading profit and loss and daily VaR for us during the three months ended May 31, 2010.
Increased equity market volatility resulted in increased trading profits and losses during May 2010.
Daily Trading Net Revenue
Trading revenue used in the histogram below entitled “Three Months Ended May 31, 2010 vs. Three Months Ended June 30, 2009 Distribution of Daily Trading Revenue” is the actual daily trading revenue which is excluding fees, commissions and certain provisions. The histogram below shows the distribution of daily trading revenue for substantially all of our trading activities.
During the three months ended September 30, 2009, we changed the groupings of the Daily Trading Revenue histogram. Previously, daily trading revenue was grouped in $1.0 million increments ranging from $(2.0) million to $4.0 million. As of September 30, 2009, the grouping is presented in $2.0 million increments ranging from $(4.0)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
million to $10.0 million. This presentation provides more information across the distribution by reducing the maximum number of days in any single grouping.
Item 4. Controls and Procedures
We, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2010 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 26, 2010. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. The following additional risk factors should be read in addition to the risk factors contained in our Form 10-K:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Pending as well as proposed legislation and regulatory initiatives may significantly affect our businesses.
Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States and abroad. Proposals for further regulation of financial institutions, both domestically and internationally, include calls to increase their capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. Legislation pending in the United States, if enacted, would also impose more comprehensive regulation of the over-the-counter derivatives market. In addition, there have been various legislative proposals to impose fiduciary standards on securities firms in their dealings with states, municipalities and pension funds, among others, which, if enacted, could have an effect on our municipal securities business.
These initiatives would affect not only us but also certain of our customers. As a result, these new (and other) legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, we cannot provide assurance that any such new legislation or regulation would not have an adverse effect on our business, results of operations, cash flows or financial condition.
If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and taxes and increasing the potential risks associated with our operations. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.
We cannot fully predict the impact of U.K. bank regulation reform on our business.
On June 17, 2010, the U.K. government announced the breakup of its chief financial regulator, the Financial Services Authority, into three separate agencies, including a bank regulating subsidiary inside the Bank of England. It is unclear what effect this reform will have on our business in the U.K. This reform may result in calls to increase capital and to impose new liquidity requirements, and may impose other additional obligations and taxes on our U.K. operations. As a result, these changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our U.K. businesses. Accordingly, we cannot provide assurance that such reform would not have an adverse effect on our business, results of operations, cash flows or financial condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number	(b) Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (1)	Share	Programs (2)	Programs
March 1 – March 31, 2010	20,485	25.49	—	12,925,010
April 1 – April 30, 2010	173,702	25.04	156,300	12,768,710
May 1 – May 31, 2010	1,425,816	25.08	1,343,700	11,425,010

Total	1,620,003		1,500,000

(1)	We repurchased an aggregate of 120,003 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of certain options exercised and to use shares to satisfy certain tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1*	Registration Rights Agreement dated as of April 13, 2010 by Jefferies Group, Inc. and Leucadia National Corporation.

10.2	Amendment No. 2 dated May 3, 2010 to Credit Agreement among JCP Fund V Bridge Partners LLC and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10 of Registrant’s Form 8-K filed on May 4, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date: July 9, 2010	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)