Form 10-Q
period 2010-08-31
JEFFERIES GROUP INC /DE/
filed 2010-10-12
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 171,831,346 shares as of the close of business on September 22, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
AUGUST 31, 2010

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition (unaudited) - August 31, 2010 and December 31, 2009	3

	Consolidated Statements of Earnings (unaudited) - Three and Eight Months Ended August 31, 2010 and Three and Nine Months Ended September 30, 2009	5

	Consolidated Statements of Changes in Stockholders’ Equity (unaudited) - Eight Months Ended August 31, 2010 and Year Ended December 31, 2009	6

	Consolidated Statements of Comprehensive Income (unaudited) - Three and Eight Months Ended August 31, 2010 and Three and Nine Months Ended September 30, 2009	7

	Consolidated Statements of Cash Flows (unaudited) - Eight Months Ended August 31, 2010 and Nine Months Ended September 30, 2009	8

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	85

Item 4.	Controls and Procedures	88

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	88

Item 1A.	Risk Factors	88

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89

Item 6.	Exhibits	90

Signature		91
EX-18
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	August 31,	December 31,
	2010 (1)	2009
ASSETS
Cash and cash equivalents (including $249,772 from VIEs)	$2,089,940	$1,853,167
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,337,949	1,089,803
Financial instruments owned, at fair value, including securities pledged of $10,650,264 and $5,623,345 in 2010 and 2009, respectively:
Corporate equity securities (including $118,042 from VIEs)	1,670,545	1,500,042
Corporate debt securities (including $477,357 from VIEs)	3,495,590	2,412,134
Government, federal agency and other sovereign obligations	3,892,319	1,762,643
Mortgage- and asset-backed securities (including $44,777 from VIEs)	4,676,293	3,089,435
Loans and other receivables (including $203,687 from VIEs)	292,839	591,208
Derivatives (including $3,389 from VIEs)	64,330	62,117
Investments, at fair value (including $15,725 from VIEs)	79,356	70,156

Total financial instruments owned, at fair value (including $862,977 from VIEs)	14,171,272	9,487,735
Investments in managed funds	125,446	115,774
Other investments	170,861	193,628
Securities borrowed	6,767,967	8,237,998
Securities purchased under agreements to resell	3,185,288	3,515,247
Securities received as collateral	108,344	68,494
Receivables:
Brokers, dealers and clearing organizations (including $249,858 from VIEs)	1,252,668	1,504,480
Customers (including $23 from VIEs)	1,223,784	1,020,480
Fees, interest and other	100,301	108,749
Premises and equipment	141,236	140,132
Goodwill	364,390	364,795
Other assets (including $1,714 from VIEs)	596,384	488,789

Total assets (including $1,364,344 from VIEs)	$31,635,830	$28,189,271

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	August 31,	December 31,
	2010 (1)	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $56,078 from VIEs)	$1,513,716	$1,360,528
Corporate debt securities (including $447,169 from VIEs)	2,383,054	1,909,781
Government, federal agency and other sovereign obligations	3,590,232	1,735,861
Mortgage- and asset-backed securities	29,292	21,474
Loans (including $231,718 from VIEs)	244,199	363,080
Derivatives	57,414	18,427

Total financial instruments sold, not yet purchased, at fair value (including $734,965 from VIEs)	7,817,907	5,409,151
Securities loaned (including $75,000 from VIEs)	2,004,014	3,592,836
Securities sold under agreements to repurchase	9,596,298	8,239,117
Obligation to return securities received as collateral	108,344	68,494
Payables:
Brokers, dealers and clearing organizations (including $120,057 from VIEs)	1,675,371	889,687
Customers	3,172,435	3,246,485
Accrued expenses and other liabilities (including $1,596 from VIEs)	903,253	941,210
Long-term debt	3,278,102	2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $300,944 from VIEs)	300,944	318,047

Total liabilities (including $1,232,562 from VIEs)	28,981,668	25,559,144

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 198,413,425 shares in 2010 and 187,855,347 shares in 2009	20	19
Additional paid-in capital	2,084,740	2,036,087
Retained earnings	817,178	698,488
Less:
Treasury stock, at cost, 27,172,616 shares in 2010 and 22,217,793 shares in 2009	(506,432)	(384,379)
Accumulated other comprehensive loss:
Currency translation adjustments	(47,971)	(34,369)
Additional minimum pension liability	(7,257)	(7,257)

Total accumulated other comprehensive loss	(55,228)	(41,626)

Total common stockholders’ equity	2,340,278	2,308,589
Noncontrolling interests	313,884	321,538

Total stockholders’ equity	2,654,162	2,630,127

Total liabilities and stockholders’ equity	$31,635,830	$28,189,271

(1)	Upon adoption of accounting changes described in ASC 810 effective January 1, 2010, we are required to separately identify the amounts included in our assets and liabilities that are attributed to consolidated variable interest entities (“VIEs”). We have chosen to present these amounts parenthetically in the financial statement line item for assets and liabilities at August 31, 2010. No comparative separate identification has been provided for assets and liabilities of consolidated VIEs at December 31, 2009.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

			Eight Months	Nine Months
	Three Months Ended		Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010	2009
Revenues:
Commissions	$118,571	$127,800	$347,527	$395,085
Principal transactions	74,282	338,552	324,037	711,165
Investment banking	246,193	122,529	598,450	280,446
Asset management fees and investment income from managed funds	786	20,966	11,804	21,485
Interest	152,546	161,091	430,902	413,777
Other	16,879	6,239	44,241	28,699

Total revenues	609,257	777,177	1,756,961	1,850,657
Interest expense	89,159	76,756	237,493	218,086

Net revenues	520,098	700,421	1,519,468	1,632,571
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	(2,537)	23,596	(26)	30,620

Net revenues, less mandatorily redeemable preferred interest	522,635	676,825	1,519,494	1,601,951

Non-interest expenses:
Compensation and benefits	308,797	395,031	877,204	956,619
Floor brokerage and clearing fees	30,244	20,677	84,702	54,007
Technology and communications	46,135	36,141	114,189	104,508
Occupancy and equipment rental	18,433	18,121	49,448	52,168
Business development	17,420	10,293	42,405	29,273
Professional services	13,008	8,874	34,702	29,883
Other	9,404	12,658	37,224	28,953

Total non-interest expenses	443,441	501,795	1,239,874	1,255,411

Earnings before income taxes	79,194	175,030	279,620	346,540
Income tax expense	35,067	65,210	112,960	130,299

Net earnings	44,127	109,820	166,660	216,241
Net (loss) earnings to noncontrolling interests	(2,129)	23,534	1,865	29,718

Net earnings to common shareholders	$46,256	$86,286	$164,795	$186,523

Earnings per common share:
Basic	$0.23	$0.42	$0.81	$0.92
Diluted	$0.23	$0.42	$0.81	$0.92

Weighted average common shares:
Basic	195,601	200,609	196,943	201,860
Diluted	195,612	204,736	201,062	205,986
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Eight Months Ended	Year Ended
	August 31, 2010	December 31, 2009
Common stock, par value $0.0001 per share
Balance, beginning of period	$19	$17
Issued	1	2

Balance, end of period	20	19

Additional paid-in capital
Balance, beginning of period	2,036,087	1,870,120
Benefit plan share activity (1)	10,425	16,499
Share-based expense, net of forfeitures and clawbacks	27,555	125,127
Proceeds from exercise of stock options	108	69
Contingent consideration	419	(2,710)
Tax benefit (deficiency) for issuance of share-based awards	2,750	(14,606)
Equity component of convertible debt issuance, net of tax	—	41,588
Dividend equivalents on share-based plans	7,396	—

Balance, end of period	2,084,740	2,036,087

Retained earnings
Balance, beginning of period	698,488	418,445
Net earnings to common shareholders	164,795	280,043
Dividends	(46,105)	—

Balance, end of period	817,178	698,488

Treasury stock, at cost
Balance, beginning of period	(384,379)	(115,190)
Purchases	(114,893)	(263,794)
Returns / forfeitures	(7,160)	(8,105)
Issued	—	2,710

Balance, end of period	(506,432)	(384,379)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(41,626)	(52,121)
Currency adjustment	(13,602)	9,306
Pension adjustment, net of tax	—	1,189

Balance, end of period	(55,228)	(41,626)

Total common stockholders’ equity	2,340,278	2,308,589

Noncontrolling interests
Balance, beginning of period	321,538	287,805
Net earnings to noncontrolling interests	1,865	36,537
Contributions	2,087	2,860
Distributions	(14,664)	(5,664)
Adoption of accounting changes to ASC 810	3,058	—

Balance, end of period	313,884	321,538

Total stockholders’ equity	$2,654,162	$2,630,127

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

			Eight Months	Nine Months
	Three Months Ended		Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010	2009
Net earnings to common shareholders	$46,256	$86,286	$164,795	$186,523

Other comprehensive income (loss):
Currency translation adjustments	17,381	(5,751)	(13,602)	7,733

Total other comprehensive income (loss) (1)	17,381	(5,751)	(13,602)	7,733

Comprehensive income	$63,637	$80,535	$151,193	$194,256

(1)	Total other comprehensive income (loss), net of tax, is attributable to Jefferies Group. No other comprehensive loss is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Eight Months Ended	Nine Months Ended
	August 31, 2010	September 30, 2009
Cash flows from operating activities:
Net earnings	$166,660	$216,241

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	27,490	23,390
Gain on repurchase of long-term debt	—	(7,673)
Fees related to assigned management agreements	(2,589)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	(26)	30,620
Accruals related to various benefit plans, stock issuances, net of forfeitures	30,821	4,331
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(248,032)	(101,213)
Decrease (increase) in receivables:
Brokers, dealers and clearing organizations	226,379	(948,060)
Customers	(216,894)	(861,053)
Fees, interest and other	7,625	(15,648)
Decrease in securities borrowed	1,427,952	914,875
Increase in financial instruments owned	(4,687,754)	(5,108,735)
Decrease (increase) in other investments	22,359	(44,576)
Increase in investments in managed funds	(9,672)	(14,062)
Decrease (increase) in securities purchased under agreements to resell	324,488	(1,658,835)
(Increase) decrease in other assets	(118,548)	143,602
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	810,761	708,141
Customers	(75,927)	1,687,146
Decrease in securities loaned	(1,552,550)	(802,546)
Increase in financial instruments sold, not yet purchased	2,429,942	2,727,098
Increase in securities sold under agreements to repurchase	1,361,466	2,589,696
(Decrease) increase in accrued expenses and other liabilities	(16,634)	159,941

Net cash used in operating activities	(92,683)	(357,320)

Cash flows from investing activities:
Purchase of premises and equipment	(24,678)	(18,324)
Business acquisition	—	(38,760)
Cash received from contingent consideration	1,927	—
Cash paid for contingent consideration	(8,101)	(28,653)

Net cash used in investing activities	(30,852)	(85,737)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Eight Months Ended	Nine Months Ended
	August 31, 2010	September 30, 2009
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$2,148	$8,155
Net proceeds from (payments on):
Issuance of senior notes, net of issuance costs	543,510	713,526
Repurchase of long-term debt	—	(12,796)
Mandatorily redeemable preferred interest of consolidated subsidiaries	(17,077)	(125)
Noncontrolling interest	(12,577)	(2,947)
Repurchase of common stock	(114,893)	(158,418)
Dividends	(38,709)	—
Exercise of stock options, not including tax benefits	108	69

Net cash provided by financing activities	362,510	547,464

Effect of foreign currency translation on cash and cash equivalents	(2,202)	6,665

Net increase in cash and cash equivalents	236,773	111,072
Cash and cash equivalents at beginning of period	1,853,167	1,294,329

Cash and cash equivalents at end of period	$2,089,940	$1,405,401

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$234,065	$219,085
Income taxes	180,420	(42,361)
Acquisitions:
Fair value of assets acquired, including goodwill		53,104
Liabilities assumed		14,344

Cash paid for acquisition		38,760
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
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2010 third quarter consists of the three months ended August 31, 2010 and our results included within this report on Form 10-Q reflects the eight months ended August 31, 2010. Our 2010 fiscal year will consist of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 continue to be presented on the basis of our previous calendar year end.
Reclassifications
Prior to October 1, 2009, commissions and commission equivalents earned on certain over-the-counter equity securities trades were reported within Principal transactions revenue. As of October 1, 2009, these revenues are included within Commission revenue on the Consolidated Statements of Earnings. Previously presented financial statements have been adjusted to change these revenues from Principal transactions revenue to Commissions revenue. The impact of these changes is to increase Commissions revenue for the three and nine months ended September 30, 2009 by $33.6 million and $96.5 million, respectively, from $94.2 million and $298.6 million, respectively, to $127.8 million and $395.1 million, respectively, and conversely to decrease Principal transactions by $33.6 million and $96.5 million, respectively, from $372.1 million and $807.6 million, respectively, to $338.6 million and $711.2 million, respectively, for transactions during the three and nine months ended September 30, 2009 previously presented in our Quarterly Report on Form 10-Q, as filed on November 5, 2009. There was no impact on Total revenues, Net revenues, Net earnings or Earnings per share for the three and nine months ended September 30, 2009 due to these changes.
Interest income and interest expense for the five months ended May 31, 2010 previously reported in our quarterly report on Form 10-Q were understated by equal and offsetting amounts. There was no impact on Interest income or Interest expense for the three months ended August 31, 2010. Interest income for the eight months ended August 31, 2010 has been adjusted to increase interest income for the three months ended March 31, 2010 by $5.6 million from $150.0 million to $155.6 million, to increase interest income for the three months ended May 31, 2010 by $24.9 million from $150.2 million to $175.1 million and to increase interest income for the five months ended May 31, 2010 by $28.3 million from $250.1 million to $278.4 million. Interest expense for the eight months ended August 31, 2010 has been adjusted to increase interest expense for the three months ended March 31, 2010 by $5.6 million from $75.4 million to $81.0 million, to increase interest expense for the three months ended May 31, 2010 by $24.9 million from $71.1 million to $96.0 million and to increase interest expense for the five months ended May 31, 2010 by $28.3 million from $120.0 million to $148.3 million. There was no impact on Net revenues, Net earnings or Earnings per share for the three months ended March 31, 2010, for the five months ended May 31, 2010 or for the eight months ended August 31, 2010 due to these changes. These adjustments had similar impacts on the supplemental disclosure of cash paid (received) for interest contained within the Consolidated Statement of Cash Flows.

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
Revenue Recognition
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $8.7 million and $9.2 million for the three months ended August 31, 2010 and September 30, 2009, respectively, and $25.8 million and $24.3 million for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.
Principal Transactions. Financial instruments owned, securities pledged and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis.
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
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we earn from third-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided based upon the beginning or ending net asset value of the relevant period. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets.

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
Other Investments
Other investments includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Other investments are accounted for on the equity method or at cost, as appropriate. Revenues on Other investments are included in Other income in the Consolidated Statement of Earnings.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Goodwill
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our annual assessment of goodwill as of June 1, 2010 and no impairment was identified. (Refer to Note 7, Acquisitions, for further details on our annual assessment of goodwill.)
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
Legal Reserves
In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a global securities and investment banking firm. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.
We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum of the range of probable loss. The determination of the outcome and loss estimates requires significant judgment on the part of management.
In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss. We believe that, in the aggregate, the pending legal actions or proceedings should not have a material adverse affect on our consolidated results of operations, cash flows or financial condition, although they might be material to the results of a quarter.
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
Securitization Activities
We engage in securitization activities related to mortgage-backed and other asset-backed securities. Such transfers of financial assets are generally accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statement of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statement of Earnings.
When a transfer of assets does not meet the criteria of a sale, that transfer is treated as a secured borrowing. We continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other liabilities in the Consolidated Statements of Financial Condition.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of August 31, 2010 and December 31, 2009 (in thousands):

	August 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash in banks	$260,359	$196,189
Money market investments	1,829,581	1,656,978

Total cash and cash equivalents	2,089,940	1,853,167
Cash and securities segregated (1)	1,337,949	1,089,803

	$3,427,889	$2,942,970

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Financial Instruments
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of August 31, 2010
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,506,064	$138,902	$25,579	$—	$1,670,545
Corporate debt securities	23	3,394,283	101,284	—	3,495,590
Collateralized debt obligations	—	—	26,306	—	26,306
U.S. government and federal agency securities	1,358,506	421,624	—	—	1,780,130
U.S. issued municipal securities	—	220,233	429	—	220,662
Sovereign obligations	1,215,675	675,852	—	—	1,891,527
Residential mortgage-backed securities	—	3,983,504	167,839	—	4,151,343
Commercial mortgage-backed securities	—	411,060	50	—	411,110
Other asset-backed securities	—	87,534	—	—	87,534
Loans and other receivables	—	207,498	85,341	—	292,839
Derivatives	228,511	147,363	—	(311,544)	64,330
Investments at fair value	—	—	79,356	—	79,356

Total financial instruments owned	$4,308,779	$9,687,853	486,184	$(311,544)	$14,171,272

Level 3 assets for which the firm does not bear economic exposure (1)			(116,528)

Level 3 assets for which the firm bears economic exposure			$369,656

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,440,660	$72,960	$96	$—	$1,513,716
Corporate debt securities	1,208	2,381,846	—	—	2,383,054
U.S. government and federal agency securities	1,156,496	49,232	—	—	1,205,728
U.S. issued municipal securities	—	65,765	—	—	65,765
Sovereign obligations	1,400,566	918,173	—	—	2,318,739
Residential mortgage-backed securities	—	29,292	—	—	29,292
Loans	—	218,087	26,112	—	244,199
Derivatives	218,798	204,844	1,294	(367,522)	57,414

Total financial instruments sold, not yet purchased	$4,217,728	$3,940,199	$27,502	$(367,522)	$7,817,907

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of December 31, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,419,019	$37,981	$43,042	$—	$1,500,042
Corporate debt securities	—	2,295,486	116,648	—	2,412,134
Collateralized debt obligations	—	—	9,570	—	9,570
U.S. government and federal agency securities	821,323	367,642	—	—	1,188,965
U.S. issued municipal securities	—	127,346	420	—	127,766
Sovereign obligations	71,199	374,517	196	—	445,912
Residential mortgage-backed securities	—	2,578,796	136,496	—	2,715,292
Commercial mortgage-backed securities	—	307,068	3,215	—	310,283
Other asset-backed securities	—	54,180	110	—	54,290
Loans and other receivables	—	84,666	506,542	—	591,208
Derivatives	219,067	102,357	1,909	(261,216)	62,117
Investments at fair value	—	4,592	65,564	—	70,156

Total financial instruments owned	$2,530,608	$6,334,631	883,712	$(261,216)	$9,487,735

Level 3 assets for which the firm does not bear economic exposure (1)			(379,153)

Level 3 assets for which the firm bears economic exposure			$504,559

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,350,125	$10,403	$—	$—	$1,360,528
Corporate debt securities	—	1,909,781	—	—	1,909,781
U.S. government and federal agency securities	1,350,155	1,911	—	—	1,352,066
U.S. issued municipal securities	—	10	—	—	10
Sovereign obligations	150,684	233,101	—	—	383,785
Residential mortgage-backed securities	—	21,474	—	—	21,474
Loans	—	10,660	352,420	—	363,080
Derivatives	225,203	100,731	4,926	(312,433)	18,427

Total financial instruments sold, not yet purchased	$3,076,167	$2,288,071	$357,346	$(312,433)	$5,409,151

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan commitments are included in Financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have elected to apply the fair value option to certain secured financings that arise in connection with our securitization activities. At August 31, 2010, $41.4 million in secured financings, included within Other liabilities on the Consolidated Statement

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
of Financial Position, are accounted for at fair value and are classified as Level 2 liabilities. Cash and cash equivalents, the cash component of cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, receivables – brokers, dealers and clearing organizations, receivables – customers, receivables – fees, interest and other, payables – brokers, dealers and clearing organizations and payables – customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
on the observability of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.
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
At August 31, 2010 and December 31, 2009, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

		Financial
	Financial	Instruments Sold,
Valuation Basis at	Instruments	Not Yet
August 31, 2010	Owned	Purchased
Exchange closing prices	11%	19%
Recently observed transaction prices	3%	1%
Data providers/pricing services	68%	65%
Broker quotes	12%	14%
Valuation techniques	6%	1%

	100%	100%

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended August 31, 2010 and September 30, 2009 (in thousands):

	Three Months Ended August 31, 2010
							Change in
		Total gains/					unrealized gains/
		losses	Purchases,				(losses) relating to
	Balance,	(realized and	sales,	Transfers	Transfers	Balance,	instruments still held
	May 31,	unrealized)	settlements,	into	out of	August 31,	at August 31, 2010
	2010	(1)	and issuances	Level 3	Level 3	2010	(1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,918	$1,327	$2,751	$—	$(417)	$25,579	$(789)
Corporate debt securities	100,275	(714)	3,149	54	(1,480)	101,284	(813)
Collateralized debt obligations	21,957	(495)	352	4,492	—	26,306	(615)
U.S. issued municipal securities	436	(7)	—	—	—	429	(7)
Residential mortgage-backed securities	148,833	5,914	(8,770)	23,143	(1,281)	167,839	404
Commercial mortgage-backed securities	1,000	—	50	—	(1,000)	50	—
Other asset-backed securities	369	—	(369)	—	—	—	—
Loans and other receivables	145,181	(4,735)	(55,105)	—	—	85,341	(4,139)
Investments at fair value	72,297	8,060	(3,724)	2,723	—	79,356	9,145

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$58	$—	$96	$—
Corporate debt securities	14,365	(1,275)	(13,090)	—	—	—	—
Net derivatives (2)	1,271	523	—	—	(500)	1,294	523
Loans	68,242	—	(42,130)	—	—	26,112	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
During the three months ended August 31, 2010, we had transfers of assets of $30.4 million from Level 2 to Level 3, which are primarily attributed to transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs. Transfers of assets from Level 3 to Level 2 during the three months ended August 31, 2010 were $4.2 million.
Net gains on Level 3 assets were $9.4 million and net gains on Level 3 liabilities were $0.8 million for the three months ended August 31, 2010. Net gains on Level 3 assets were attributed to sales of residential mortgage-backed securities and due to increased valuations of various alternative investments.

	Three Months Ended September 30, 2009
							Change in unrealized
							gains/ (losses)
		Total gains/	Purchases,				relating to
	Balance,	losses (realized	sales,	Transfers	Transfers	Balance,	instruments still held
	June 30,	and unrealized)	settlements,	into	out of	September 30,	at September 30,
	2009	(1)	and issuances	Level 3	Level 3	2009	2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,297	$(752)	$(44)	$1,581	$(679)	$20,403	$(582)
Corporate debt securities	164,466	(4,855)	(4,676)	2,038	(9,585)	147,388	(7,054)
Collateralized debt obligations	2,119	4,623	—	—	—	6,742	4,623
U.S. issued municipal securities	509	(193)	(76)	—	—	240	(193)
Sovereign obligations	78	68	—	—	(8)	138	68
Residential mortgage-backed securities	117,760	65,948	(79,304)	702	(37)	105,069	12,836
Commercial mortgage-backed securities	—	—	—	—	—	—	—
Other asset-backed securities	1,422	—	(1,312)	—	—	110	—
Derivatives	5,499	(3,100)	—	—	—	2,399	(3,100)
Loans and other receivables	275,694	12,558	198,000	—	—	486,252	8,725
Investments at fair value	73,441	1,121	(479)	—	(581)	73,502	1,121

	$661,285	$75,418	$112,109	$4,321	$(10,890)	$842,243	$16,444

Liabilities:
Financial instruments sold, not yet purchased:
Corporate debt securities	$—	$—	$—	$38	—	$38	$—
Derivatives	4,802	536	(3,751)	—	(1,587)	—	—
Loans	7,538	499	(20)	—	—	8,017	(499)
Other	229,438	—	266,494	—	—	495,932	—

	$241,778	$1,035	$262,723	$38	(1,587)	$503,987	$(499)

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.
During the three months ended September 30, 2009, we had transfers of assets of $4.3 million from Level 2 to Level 3 and transfers of $10.9 million from Level 3 to Level 2. During the three months ended September 30, 2009, we had transfers of liabilities of $-0- million from Level 2 to Level 3 and transfers of liabilities of $1.6 million from Level 3 to Level 2. Net gains on Level 3 assets of $75.4 million for the three months ended September 30, 2009 and net losses on Level 3 liabilities were $1.0 million for the three months ended September 30, 2009.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the eight months ended August 31, 2010 and the nine months ended September 30, 2009 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Eight Months Ended August 31, 2010
							Change in
			Purchases,				unrealized gains/
		Total gains/	sales,				(losses) relating to
	Balance,	losses	settlements,	Transfers	Transfers	Balance,	instruments still
	December	(realized and	and	into	out of	August 31,	held at August 31,
	31, 2009	unrealized) (1)	issuances	Level 3	Level 3	2010	2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(20,125)	$5,467	$143	$(2,948)	$25,579	$(22,524)
Corporate debt securities	116,648	(1,056)	(1,084)	75	(13,299)	101,284	1,060
Collateralized debt obligations	9,570	5,397	4,067	7,272	—	26,306	4,840
U.S. issued municipal securities	420	9	—	—	—	429	9
Sovereign obligations	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	21,857	(5,893)	23,435	(8,056)	167,839	6,888
Commercial mortgage-backed securities	3,215	11	(1,241)	—	(1,935)	50	—
Other asset-backed securities	110	—	(110)	—	—	—	—
Loans and other receivables	506,542	38,029	(302,151)	—	(157,079)	85,341	14,960
Investments at fair value	65,564	13,744	(3,991)	4,039	—	79,356	11,029

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$96	$—	$96	$—
Corporate debt securities	—	(2,210)	2,210	—	—	—	—
Net derivatives (2)	6,835	(3,585)	—	—	(1,956)	1,294	(3,585)
Loans	352,420	(344)	(214,670)	—	(111,294)	26,112	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives.
During the eight months ended August 31, 2010, we had transfers of assets of $35.0 million from Level 2 to Level 3, which are primarily attributed to transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs. Additionally, transfers of assets from Level 2 to Level 3 are attributed to certain investments at fair value and investments in managed funds, which have little to no transparency as to trade activity. Transfers of assets from Level 3 to Level 2 during the eight months ended August 31, 2010 were $183.5 million primarily attributed to corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets; residential mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and corporate debt securities, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable.
Transfers of liabilities from Level 2 to Level 3 were $0.1 million and transfers of liabilities from Level 3 to Level 2 were $113.3 million for the eight months ended August 31, 2010. Transfers of liabilities from Level 3 to Level 2 during the three and eight months ended August 31, 2010 are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities.
Net gains on Level 3 assets were $57.9 million and net gains on Level 3 liabilities were $6.1 million for the eight months ended August 31, 2010. Net gains on Level 3 assets were primarily due to increased valuations of various alternative investments, sales of certain corporate loans and improved credit conditions and enhanced recovery estimates for certain residential mortgage-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Nine Months Ended September 30, 2009
							Change in
			Purchases,				unrealized gains/
			sales,				(losses) relating to
	Balance,	Total gains/ losses	settlements,	Transfers	Transfers out	Balance,	instruments still
	December	(realized and	and	into	of	September	held at September
	31, 2008	unrealized) (1)	issuances	Level 3	Level 3	30, 2009	30, 2009 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$41,351	$(14,134)	$(9,323)	$6,391	$(3,882)	$20,403	$(12,430)
Corporate debt securities	177,603	(47,757) (2)	54,251	35,928	(72,637)	147,388	(42,204)
Collateralized debt obligations	2,179	4,563	—	—	—	6,742	4,563
U.S. issued municipal securities	—	(243) (2)	483	—	—	240	(193)
Sovereign obligations	—	79	—	67	(8)	138	79
Residential mortgage backed securities	63,065	78,077	(91,681)	76,945	(21,337)	105,069	15,135
Commercial mortgage backed securities	—	—	322	—	(322)	—	—
Other asset backed securities	2,089	(583)	485	—	(1,881)	110	—
Derivatives	—	2,446	(47)	—	—	2,399	4,832
Loans and other receivables	108,029	10,304	367,919	—	—	486,252	(2,095)
Investments at fair value	75,059	(2,665)	1,727	6	(625)	73,502	(3,445)

	$469,375	$30,087	$324,136	$119,337	$(100,692)	$842,243	$(35,758)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate debt securities	$—	$—	$—	$38	$—	$38	$—
Corporate debt securities	3,515	739	(2,104)	2,952	(5,102)	—	—
Derivatives	8,197	(180)	—	—	—	8,017	(2,252)
Loans	—	—	495,932	—	—	495,932	—
Other	—	225	(225)	—	—	—	—

	$11,712	$784	$493,603	$2,990	$(5,102)	$503,987	$(2,252)

(1)	Realized and unrealized gains/ losses are reported in principal transactions in the Consolidated Statements of Earnings.

(2)	During the quarter ended June 30, 2009, we changed our valuation methodology for auction rate securities, which are included within corporate debt securities and U.S. issued municipal securities. Previously, auction rate securities were valued based on an internal model based on projected cash flows for the securities discounted for lack of liquidity. As of June 30, 2009, auction rate securities are valued using a valuation technique that benchmarks the securities to transactions and market prices of comparable securities, adjusting for projected cash flows and security structure, where appropriate.
During the nine months ended September 30, 2009, we had transfers of assets of $119.3 million from Level 2 to Level 3 and transfers of $100.7 million from Level 3 to Level 2. During the nine months ended September 30, 2009, we had transfers of liabilities of $3.0 million from Level 2 to Level 3 and transfers of liabilities of $5.1 million from Level 3 to Level 2. Net gains on Level 3 assets of $30.1 million for the nine months ended September 30, 2009 and net losses on Level 3 liabilities were $0.8 million for the nine months ended September 30, 2009.
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.
The following tables provide further information about our investments in entities that have the characteristics of an investment company at August 31, 2010 and December 31, 2009 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	August 31, 2010
		Unfunded	Redemption Frequency
	Fair Value	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a) (i)	$19,487	$—	Quarterly, Semiannually
Equity Long/Short Hedge Funds — International(b) (i)	31	—
High Yield Hedge Funds(c) (i)	1,078	—
High Yield Hedge Funds — International(d) (i)	662	—
Fund of Funds(e) (i)	2,561	134	Annually, GP Consent Required
Private Equity Funds(f) (i)	11,836	2,731
Private Equity Funds — International(g) (i)	10,598	4,109
Other Investments(h)(i)	6,345	—	At Will

Total(j)	$52,599	$6,974

	December 31, 2009
		Unfunded	Redemption Frequency
	Fair Value	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a) (i)	$16,210	$—	Quarterly, Semiannually
Equity Long/Short Hedge Funds — International(b) (i)	71	—
High Yield Hedge Funds(c) (i)	1,022	—
High Yield Hedge Funds — International(d) (i)	1,114	—
Fund of Funds(e) (i)	6,497	166	Annually, GP Consent Required
Private Equity Funds(f) (i)	10,407	3,150
Private Equity Funds — International(g)	6,979	5,081
Other Investments(h)	5,113	—	At Will

Total(j)	$47,413	$8,397

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in both domestic and international markets. These hedge funds may invest in securities in both public and private sectors. At August 31, 2010 and December 31, 2009, investments representing approximately 3% and 2%, respectively, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At August 31, 2010 and December 31, 2009, investments representing approximately 28% and 31%, respectively, of fair value cannot be redeemed until the lock-up period expires on December 31, 2009. At August 31, 2010 and December 31, 2009, investments representing approximately 69% and 67%, respectively, of the fair value in this category are redeemable with 60 — 90 days prior written notice.

(b)	This category includes an investment in a hedge fund that invests in foreign technology equity securities, which has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund, which is estimated to be within one to two years.

(c)	This category includes investments in funds that invest in U.S. public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, private equity investments and emerging markets debt. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. These funds are currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(d)	This category includes an investment in a hedge fund that invests in Russian fixed income instruments.

(e)	This category includes investments in funds of funds that invest in various private equity funds. At August 31, 2010 and December 31, 2009, approximately 98% and 40%, respectively, of the fair value of the investments is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

which are estimated to be liquidated in one to three years. At December 31, 2009, investments representing approximately 60% of the fair value of the investments in this category were approved for redemption and the funds’ net asset values were received in the first quarter of 2010. Investments representing approximately 2% at August 31, 2010 of the fair value of the investments in this category have been redeemed and the remaining funds are expected to be received within the year.

(f)	This category includes investments in private equity funds that invest in the equity of various U.S. private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the funds. At August 31, 2010 and December 31, 2009, investments representing approximately 88% and 94% respectively, of fair value are expected to liquidate in one to eleven years. At August 31, 2010 and December 31, 2009, an investment representing approximately 12% and 6% respectively, of the total fair value in this category is currently in liquidation; however, we are unable to estimate when the underlying assets will be fully liquidated.

(g)	This category includes investments in private equity funds that invest in the equity of foreign private companies. At August 31, 2010 and December 31, 2009, investments representing approximately 60% and 74%, respectively, of fair value are Israeli private equity funds that invest in service companies. These investments can never be redeemed; distributions are received through the liquidation of the underlying assets of the fund, which are estimated to be liquidated in two to five years. At August 31, 2010 and December 31, 2009 the fair value of investments representing approximately 40% and 26%, respectively, of the fair value are private equity funds that invest in Croatian and Vietnamese companies.

(h)	At August 31, 2010 and December 31, 2009 investments representing approximately 90% and 67%, respectively, of the fair value of investments are held on behalf of a Jefferies’ deferred compensation plan. At August 31, 2010 and December 31, 2009 investments representing approximately 10% and 33%, respectively, of fair value are closed-ended funds that invest in Vietnamese equity and debt instruments.

(i)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(j)	Investments at fair value, in the Consolidated Statements of Financial Condition at August 31, 2010 and December 31, 2009 include $26.8 million and $22.7 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.
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
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned – Derivatives and Financial Instruments Sold, Not Yet Purchased – Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Notes 3 and 16 for additional disclosures about derivative instruments.)
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
The following table presents the fair value and related number of derivative contracts at August 31, 2010 and December 31, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

	August 31, 2010
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$99,779	56,888	$160,936	60,335
Foreign exchange contracts	14,075	1,042	17,864	133
Equity contracts	203,153	1,504,380	206,974	2,487,291
Commodity contracts	27,418	75,975	27,629	39,411
Credit contracts	31,449	18	11,533	10

Total	375,874	1,638,303	424,936	2,587,180

Counterparty/cash-collateral netting	(311,544)		(367,522)

Total per Consolidated Statement of Financial Condition	$64,330		$57,414

	December 31, 2009
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$27,415	42,898	$24,068	40,864
Foreign exchange contracts	2,637	67	7,470	98
Equity contracts	222,311	898,472	228,403	1,954,260
Commodity contracts	54,257	58,434	57,237	32,245
Credit contracts	16,713	10	13,682	8

Total	323,333	999,881	330,860	2,027,475

Counterparty/cash-collateral netting	(261,216)		(312,433)

Total per Consolidated Statement of Financial Condition	$62,117		$18,427

The following table presents unrealized and realized gains and (losses) on derivative contracts for the three months ended August 31, 2010 and September 30, 2009 and the eight and nine months ended August 31, 2010 and September 30, 2009, respectively (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended		Eight Months	Nine Months Ended
	August 31,	September 30,	Ended	September 30,
	2010	2009	August 31, 2010	2009
Interest rate contracts	$(90,599)	$(6,834)	$(127,358)	$(14,181)
Foreign exchange contracts	(1,185)	(102)	(369)	(1,050)
Equity contracts	(14,345)	4,670	(61,613)	(203,869)
Commodity contracts	2,231	(830)	5,963	(5,697)
Credit contracts	449	5,825	(50,313)	23,305

Total	$(103,449)	$2,729	$(233,690)	$(201,492)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of August 31, 2010 (in thousands):

	OTC derivative assets (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$6,912	$—	$—	$—	$6,912
Commodity options	10,949	—	—	—	10,949
Credit default swaps	—	1,799	17,693	—	19,492
Total return swaps	1,600	430	—	(787)	1,243
Foreign currency forwards and swaps	3,130	—	—	—	3,130
Interest rate swaps	—	—	15,166	(4,857)	10,309

Total	$22,591	$2,229	$32,859	$(5,644)	$52,035

(1)	At August 31, 2010, we held exchange traded derivative assets of $14.3 million.

(2)	Option and swap contracts in the table above are gross of collateral received. Option and swap contracts are recorded net of collateral received on the Consolidated Statement of Financial Condition. At August 31, 2010, cash collateral received was $2.0 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$6,392	$—	$—	$—	$6,392
Commodity options	14,393	83	—	—	14,476
Equity options	149	1,324	—	—	1,473
Credit default swaps	1	6	—	—	7
Total return swaps	1,060	787	—	(787)	1,060
Foreign currency forwards and swaps	6,824	96	—	—	6,920
Interest rate swaps	—	39,197	46,175	(4,857)	80,515

Total	$28,819	$41,493	$46,175	$(5,644)	$110,843

(1)	At August 31, 2010, we held exchange traded derivative liabilities of $6.2 million.

(2)	Option and swap contracts in the table above are gross of collateral pledged. Option and swap contracts are recorded net of collateral pledged on the Consolidated Statement of Financial Condition. At August 31, 2010, cash collateral pledged was $59.6 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.
At August 31, 2010, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality:
A or higher	$51,049
Unrated	986

Total	$52,035

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2010 and December 31, 2009, is $66.0 million and $12.2 million, respectively, for which we have posted collateral of $56.7 million and $18.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2010 and December 31, 2009, we would have been required to post an additional $9.4 million and $4.6 million, respectively, of collateral to our counterparties.
Note 5. Collateralized Transactions
We receive securities in connection with resale agreements and securities borrowings and generally provide cash to the resale counterparty or lender, respectively, as collateral. At August 31, 2010 and December 31, 2009, the approximate fair value of securities received by us that may be sold or repledged by us related to resale agreements and securities borrowings was $14.9 billion and $15.6 billion, respectively. At August 31, 2010 and December 31, 2009, a substantial portion of the securities received by us had been sold or repledged. Additionally, we receive

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
securities as collateral in connection with customer margin loans.
We engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, should treat these as noncash transactions and should not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged to creditors on our Consolidated Statement of Financial Condition. At December 31, 2009, certain securities for securities transactions of borrowed fixed income securities were recorded as an asset on our Consolidated Statement of Financial Condition within Securities borrowed and the fixed income securities pledged as collateral to the lender were recorded as a liability within Securities loaned on the Consolidated Statement of Financial Condition. The December 31, 2009 Consolidated Statement of Financial Condition has not been adjusted for this accounting treatment as the impact on the consolidated financial statements is not material. At August 31, 2010, we have appropriately not recognized these transactions on the Consolidated Statement of Financial Condition.
We pledge securities in connection with repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. The pledge of our securities is in connection with our mortgage-backed securities, corporate bond, government and agency securities and equities businesses. Securities pledged are included within Financial instruments owned on our Consolidated Statements of Financial Condition. Counterparties generally have the right to sell or repledge the collateral. The following is a summary of the carrying value of the major categories of securities pledged as of August 31, 2010 and December 31, 2009 (in thousands):

	August 31, 2010	December 31, 2009
Equity securities	$879,815	$658,959
Fixed income securities	9,770,449	4,964,386

	$10,650,264	$5,623,345

At August 31, 2010 and December 31, 2009, of the total securities pledged, $2.1 billion and $1.6 billion, respectively, were pledged to counterparties in connection with clearing arrangements utilized by us, which includes margin loans provided to us.
We also engage in securities for securities transactions in which we are the lender of securities and receive other securities as collateral rather than cash. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At August 31, 2010 and December 31, 2009, $108.3 million and $68.5 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
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
We derecognize financial assets transferred in securitizations when we have relinquished control over such assets. If we have not relinquished control over transferred assets, the financial assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities. Transferred assets are carried at fair value prior to securitization, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings. We act as placement or structuring agent in connection with the beneficial interests issued by securitization vehicles. Net revenues are recognized in connection with these activities.
Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition, and servicing rights over certain transferred assets (i.e., project loans), which are included within Other assets on the Consolidated Statements of Financial Condition. We apply fair value accounting to the securities and the servicing rights are amortized over the period of the estimated net servicing income. We have not provided financial or other support to these securitization vehicles during the eight months ended August 31, 2010 and the nine months ended September 30, 2009. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at August 31, 2010 and December 31, 2009. Although not obligated, we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned – mortgage- and asset-backed securities.
During the three and eight months ended August 31, 2010, we transferred assets of $3,236.8 million and $8,493.9 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $2,710.7 million and $6,982.0 million, respectively, beneficial interests of $543.0 million and $1,579.9 million, respectively, servicing rights of $-0- and $0.1 million, respectively, and recognized Net revenues of $12.3 million and $63.8 million, respectively. During the three and nine months ended September 30, 2009, we transferred assets of $5,224.4 million and $8,279.4 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $5,229.4 million and $8,302.1 million, respectively, beneficial interests of $498.3 million and $912.8 million, respectively, and recognized Net revenues of $11.0 million and $26.0 million, respectively. These transfers were accounted for as sales of assets. Assets received in the form of securities issued in these transfers were initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 3, Financial Instruments.
The following tables present the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at August 31, 2010 and December 31, 2009 (in millions):

	Assets obtained		As of August 31, 2010
Securitization Type	as proceeds		Total Assets (6)	Assets Retained
Residential mortgage-backed securities	$1,543.4	(3)	$4,698.3	$364.6	(1)(2)
Commercial mortgage-backed securities	36.6	(3)	1,318.0	28.2	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At August 31, 2010, 100% of the securities issued in these securitizations are AAA-rated and are comprised of government agency securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of October 5, 2010, we continue to hold approximately $269.0 million and $18.1 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Initial fair value of servicing rights received on transferred project loans.

(5)	Represents unamortized servicing rights on transferred project loans.

(6)	Represents unpaid principal amount of assets in the securitization vehicles.

	As of December 31, 2009
Securitization Type	Total Assets	Securities (1)(2)
Residential mortgage-backed securities	$1,483.5	$104.8
Commercial mortgage-backed securities	641.7	9.2

(1)	At December 31, 2009, 100% of these securities issued in these securitizations are AAA-rated.

(2)	These securities have been subsequently sold in secondary market transactions to third parties.
The following table presents cash flows received during the three and eight months ended August 31, 2010 and three and nine months ended September 30, 2009 related to securitization vehicles to which we have transferred assets and received sale accounting (in millions):

			Eight Months	Nine Months
	Three months ended (1)		Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010 (1)	2009 (1)
Residential mortgage-backed securities	$11.5	$1.6	$26.3	$2.1
Commercial mortgage-backed securities	0.7	—	0.9	—

(1)	Cash flows received on beneficial interests in securitization vehicles of project loans were de minimus for the three and eight months ended August 31, 2010 and no cash flows were received for the three and nine months ended September 30, 2009.
At August 31, 2010, we had residential mortgage-backed securities of $41.5 million and associated liabilities of $41.5 million that are transfers of assets to securitization vehicles treated as secured borrowings. At December 31, 2009, there were no transfers of assets treated as secured financing. The mortgage-backed securities transferred are not available to us and the related liabilities are non-recourse. We have no other involvement with the securitization vehicles beyond holding a portion of the beneficial interests issued by the securitization vehicles.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.
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
VIEs Where We Are The Primary Beneficiary
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of August 31, 2010 and December 31, 2009 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	Consolidated VIE Assets
	August 31, 2010		December 31, 2009
	High Yield	Other	High Yield	Other
Cash	$248.9	$—	$190.9	$—
Financial instruments owned	842.3	21.1	1,100.1	—
Securities borrowed	528.5	—	559.9	—
Receivable from brokers and dealers	249.9	—	340.5	—
Other	326.7	—	47.0	—

	$2,196.3	$21.1	$2,238.4	$—

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Consolidated VIE Liabilities
	August 31, 2010		December 31, 2009
	High Yield	Other	High Yield	Other
Financial instruments sold, not yet purchased	$735.0	$—	$893.2	$—
Securities loaned	75.0	—	—	—
Payable to brokers and dealers	120.1	—	326.5	—
Mandatorily redeemable interests (1)	1,047.9	—	964.2	—
Promissory note (2)	—	4.4	—	—
Other	39.5	—	9.8	—

	$2,017.5	$4.4	$2,193.7	$—

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $300.9 million and $318.0 million at August 31, 2010 and December 31, 2009, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.
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
At August 31, 2010 and December 31, 2009, the carrying amount of our variable interests was $312.1 million and $329.8 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the high yield secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.
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
Prior to January 1, 2010, we did not consolidate these investment vehicles as we were not the party that absorbs (receives) a majority of the expected losses (returns) or because these entities did not previously meet the characteristics of a VIE and we provide the nonvoting investors with “kick-out” rights. No gain or loss was recognized upon the initial consolidation of these VIEs.
VIEs Where We Have a Variable Interest
We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. We have not provided financial or other support to these VIEs during the eight months ended August 31, 2010 or year ended December 31, 2009. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at August 31, 2010 and December 31, 2009.
We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following tables present the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss from these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at August 31, 2010 and December 31, 2009 (in millions):

	August 31, 2010
		Maximum exposure to
		loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,886.7	$28.9	(2)	$28.9
Mortgage- and asset-backed vehicles — Non-agency (1)	64,156.9	520.7	(2)	520.7
Mortgage- and asset-backed vehicles — Agency (1)	15,866.8	1,612.1	(2)	1,612.1
Asset management vehicle	709.4	17.1	(2)	17.1
Private equity vehicles	64.3	113.0		10.7

Total	$82,684.1	$2,291.8		$2,189.5

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at August 31, 2010.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

	December 31, 2009
		Maximum exposure to
		loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,862.6	$21.7	(2)	$21.7
Mortgage- and asset-backed vehicles — Non-agency (1)	123,560.0	488.7	(2)	488.7
Private equity vehicles	52.3	50.0	(3)	45.7

Total	$125,474.9	$560.4		$556.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2009.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

(3)	Our maximum exposure to loss in this non-consolidated VIE is limited to our loan commitment.
Collateralized Loan Obligations. We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
bonds. Effective with the adoption of accounting changes to ASC Topic 810, Consolidation, on January 1, 2010, we concluded that we were the primary beneficiary on January 1, 2010 given our management rights over and interests in debt securities issued by the CLOs. Accordingly, we consolidated the assets and liabilities of these CLOs on January 1, 2010. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The debt securities are accounted for at fair value and are included in Financial instruments owned at August 31, 2010 and Investments in managed funds at December 31, 2009 on our Consolidated Statements of Financial Condition. The carrying amount of the debt securities was $7.3 million and $7.3 million at August 31, 2010 and December 31, 2009, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.
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
Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of August 31, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method and included in Investments in managed funds on our Consolidated Statements of Financial Condition.
Private Equity Vehicles. We entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower”), pursuant to which we made loans to the Borrower of $45.7 million. On August 27, 2010, the Borrower satisfied all loans and obligations due under the Credit Agreement, and we and the Borrower terminated the Credit Agreement. Our loan to the Borrower was recorded in Other investments on the Consolidated Statements of Financial Condition. (See Note 19 for additional discussion of the credit agreement with JCP V.)
On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”). As of August 31, 2010, we have funded approximately $8.7 million of our commitment. The USA Fund has assets consisting primarily of private equity and equity related investments. Our investment in the USA Fund is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $8.7 million at August 31, 2010. Our exposure to loss is limited to our equity commitment.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”). JEP IV has assets consisting primarily of private equity and equity related investments. At August 31, 2010, our variable interests in JEP IV consist of an equity investment and a guarantee of the debt of JEP IV. Our equity investment in JEP IV is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $2.0 million at August 31, 2010. Our exposure to loss is limited to our equity investment of $2.0 million and the amount guaranteed under the debt agreement of $36.0 million at August 31, 2010. Prior to the quarter ended August 31, 2010, JEP IV did not meet the characteristics of a VIE.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Goodwill
The following is a summary of goodwill activity for the eight months ended August 31, 2010 (in thousands):

Eight Months Ended
August 31, 2010
Balance, at beginning of period	$364,795
Add: Contingent consideration	782
Less: Translation adjustments	(1,187)

Balance, at end of period	$364,390

Acquisitions of LongAcre Partners, Helix Associates, and Randall & Dewey executed in prior years, each contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration was paid annually. There was no contractual dollar limit to the potential of additional consideration except for LongAcre Partners which is a fixed sum. The last period for additional contingent consideration based upon revenue performance has expired. During the eight months ended August 31, 2010, we paid approximately $8.1 million in cash related to contingent consideration that had been resolved during prior periods.
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. As a result of our change in fiscal year-end from December 31 to November 30, we determined that an annual goodwill impairment testing date of June 1 is preferable under the circumstances to September 30. Accordingly, during the three months ended August 31, 2010, we changed the date of our annual goodwill impairment testing to June 1. The change in the annual goodwill impairment testing date was made to keep the test in our third quarter, as it was before our change in fiscal year-end, and to move it to the beginning of the quarter to a time when our resources are less constrained. This change in our goodwill impairment testing date is deemed a change in accounting principle. We believe that the change in accounting principle does not delay, accelerate, or avoid a goodwill impairment charge and does not result in adjustments to our consolidated financial statements when applied retrospectively. We have completed our annual test of goodwill impairment as of June 1, 2010 and less than twelve months have elapsed between annual tests. No impairment was identified.
Mortgage Servicing Rights
In December 2009, we acquired servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights acquired in December 2009 represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned $0.9 million and $2.6 million in fees related to these servicing rights during the three and eight months ended August 31, 2010, respectively. The following presents the activity in the balance of these servicing rights for the eight months ended August 31, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Eight Months
Ended
August 31, 2010
Balance, beginning of period	$8,500
Add: Acquisition	87
Less: Amortization	(237)

Balance, end of period	$8,350

The fair value of these servicing rights was $14.7 million and $8.5 million at August 31, 2010 and December 31, 2009, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding prepayment and delinquencies are not significant to the fair value.
Note 8. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of August 31, 2010 and December 31, 2009. Average daily bank loans for the eight months ended August 31, 2010 and the year ended December 31, 2009 were $29.6 million and $24.2 million, respectively.
Note 9. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at August 31, 2010 and December 31, 2009 (in thousands):

	August 31, 2010	December 31, 2009
7.75% Senior Notes, due 2012 (effective interest rate of 8.08%)	$306,205	$306,811
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	248,988	248,831
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	348,808	348,865
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	708,705	709,193
6.875% Senior Note, due 2021 (effective interest rate of 6.99%)	545,409	—
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,515	346,439
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	280,851	276,433
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,621	492,545

	$3,278,102	$2,729,117

On June 24, 2010 and July 15, 2010, we issued 6.875% Senior Notes, due in 2021, with a par amount of $400.0 million and $150.0 million, respectively. For these notes, we received proceeds of $394.2 million and $148.7 million, respectively.
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
We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7.75% senior notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007, we terminated these interest rate swaps and received cash consideration of $8.5 million, net of accrued interest. The $8.5 million basis is being amortized as a reduction in Interest expense of approximately $1.9 million per year over the remaining life of the notes through March 2012.
Note 10. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, MassMutual purchased $125.0 million of our Series A convertible preferred stock in a private placement. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of August 31, 2010, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 11. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interests
Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at August 31, 2010 and December 31, 2009 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	August 31, 2010	December 31, 2009
JSOP	$269.7	$282.7
JESOP	31.2	33.2
Other (1)	13.0	5.6

Noncontrolling interests	$313.9	$321.5

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.
Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity. Revenues, expenses, net income or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net income or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three months ended August 31, 2010 and September 30, 2009 and the eight and nine months ended August 31, 2010 and September 30, 2009, respectively, because all other comprehensive income or loss is attributed to us.
Mandatorily Redeemable Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $300.9 million and $318.0 million at August 31, 2010 and December 31, 2009, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following summarizes the net periodic pension cost for the three months ended August 31, 2010 and September 30, 2009 and the eight and nine months ended August 31, 2010 and September 30, 2009, respectively (in thousands):

			Eight Months	Nine Months
	Three Months Ended		Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010	2009
Net pension cost included the following components:
Service cost (1)	$50	$50	$134	$150
Interest cost on projected benefit obligation	603	635	1,630	1,951
Expected return on plan assets	(644)	(595)	(1,738)	(1,823)
Net amortization	171	224	464	682

Net periodic pension cost	$180	$314	$490	$960

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the eight months ended August 31, 2010 and a contribution to our plan during the fiscal year has not yet been determined.
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
Total compensation cost related to share-based compensation plans amounted to $33.4 million and $42.0 million for the three months ended August 31, 2010 and September 30, 2009, respectively, and $92.8 million and $97.9 million for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively. The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $0.1 million and $0.1 million during the three months ended August 31, 2010 and September 30, 2009, respectively, and $2.8 million and $(17.0) million during the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively. Cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $2.1 million and $8.2 million related to share-based compensation in cash flows from financing activities for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively. We expect to change our tax year-end to coincide with the recent change in our fiscal year-end. As a result of this expected change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, we expect to recognize a net tax benefit of $20.2 million related to share-based compensation awards that vested during the eight months ended August 31, 2010 in additional paid-in capital during the three month period ending February 28, 2011.
As of August 31, 2010, we had $143.4 million of total unrecognized compensation cost related to nonvested share based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.5 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor non-share based compensation plans. Non-share based compensation plans sponsored by us include an employee stock ownership plan and a profit sharing plan.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and eight months ended August 31, 2010, and three and nine months ended September 30, 2009:

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
We grant restricted stock and restricted stock units as part of year-end compensation and to new employees as “sign-on” awards. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $21.0 million and $37.7 million for the three months ended August 31, 2010 and September 30, 2009, respectively, and $64.0 million and $100.4 million for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively, related to restricted stock and restricted stock units expected to be granted as part of our year-end compensation. Sign-on awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight-line basis over the related four years. Additionally, we grant restricted stock and restricted stock units with both performance and service conditions to certain senior executives. We amortize these awards over the service period as we have determined it is probable that the performance condition will be achieved.
The total compensation cost associated with restricted stock and restricted stock units amounted to $33.1 million and $41.7 million for the three months ended August 31, 2010 and September 30, 2009, respectively, and $91.5 million and $96.6 million for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively. Total compensation cost includes estimated year-end compensation and the amortization of sign-on and senior executive awards, less forfeitures and clawbacks.
The following table details the activity of restricted stock:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

			Weighted
	Eight Months Ended		Average Grant
	August 31, 2010		Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of period	2,216		$20.01
Grants	1,912	(1)	$24.38
Forfeited	(89)		$24.36
Fulfillment of service requirement	(342)	(1)	$18.29

Balance, end of period	3,697	(2)	$22.32

(1)	Includes approximately 133,000 shares of restricted stock granted with no future service requirement during the eight months ended August 31, 2010. These shares are shown as granted and vested during the period.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

			Weighted
	Eight Months Ended		Average Grant
	August 31, 2010		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of period	936	26,468	$17.07	$14.84
Grants	3,245	303 (1)	$25.48	$23.32
Distribution of underlying shares	—	(1,976)	$—	$17.78
Forfeited	(9)	(341)	$12.60	$19.46
Fulfillment of service requirement	(137)	137	$13.92	$13.92

Balance, end of period	4,035	24,591	$23.95	$14.65

(1)	Includes approximately 276,000 dividend equivalents declared on restricted stock units during the eight months ended August, 31, 2010.
The aggregate fair value of restricted stock and restricted stock units upon the awards vesting during the eight months ended August 31, 2010 and nine months ended September 30, 2009 was $11.3 million and $7.5 million, respectively. In addition, we granted restricted stock units with no future service period with an aggregate fair value of $0.6 million and $2.2 million during the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively.
Stock Options
The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk-free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the eight months ended August 31, 2010 is presented below (amounts in thousands, except per share data):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Eight Months Ended August 31, 2010
		Weighted Average
	Options	Exercise Price
Outstanding at beginning of period	48	$7.65
Exercised	(22)	$4.99

Outstanding at end of period	26	$9.89

Options exercisable at end of period	26	$9.89
The total intrinsic value of stock options exercised during the eight months ended August 31, 2010 and nine months ended September 30, 2009 was $449,000 and $94,000, respectively. Cash received from the exercise of stock options during the eight months ended August 31, 2010 and nine months ended September 30, 2009 totaled $108,000 and $69,000, respectively. We did not realize a tax benefit related to stock options exercised during the eight months ended August 31, 2010, and expect to realize a tax benefit of $183,000 related to these exercises during the first quarter of 2011. The tax benefit realized from stock options exercised during the nine months ended September 30, 2009 was $37,000.
The table below provides additional information related to stock options outstanding at August 31, 2010:

	Outstanding,
Dollars and shares in thousands, except per share data	Net of Expected	Options
August 31, 2010	Forfeitures	Exercisable
Number of options	26	26
Weighted-average exercise price	9.89	9.89
Aggregate intrinsic value	326	326
Weighted-average remaining contractual term, in years	1.50	1.50
At August 31, 2010, the intrinsic value of vested options was approximately $326,000 for which tax benefits expected to be recognized in equity upon exercise are approximately $133,000.
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
Additionally, the Directors’ Plan permits each non-employee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a Director’s account and reinvested as additional deferred shares. The compensation cost related to this plan was $0.3 million and $0.2 million for the three months ended August 31, 2010 and September 30, 2009, respectively, and $1.2 million and $0.8 million for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001. In 2010 and 2009, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $22,000 and $143,000 for the three months ended August 31, 2010 and September 30, 2009, respectively, and $88,000 and $478,000 for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively. As of August 31, 2010, there were approximately 2,894,000 DCP shares issuable under the Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three and eight months ended August 31, 2010 and three and nine months ended September 30, 2009.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $0.9 million and $0.8 million for the three months ended August 31, 2010 and September 30, 2009, respectively, and $4.3 million and $3.8 million for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 14. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three and eight months ended August 31, 2010 and the three and nine months ended September 30, 2009 (in thousands, except per share amounts):

			Eight Months	Nine Months
	Three Months Ended		Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010	2009
Earnings for basic earnings per common share:
Net earnings	$44,127	$109,820	$166,660	$216,241
Net (loss) earnings to noncontrolling interests	(2,129)	23,534	1,865	29,718

Net earnings to common shareholders	46,256	86,286	164,795	186,523
Less: Allocation of earnings to participating securities (1)	1,731	1,108	5,580	1,096

Net earnings available to common shareholders	$44,525	$85,178	$159,215	$185,427

Earnings for diluted earnings per common share:
Net earnings	$44,127	$109,820	$166,660	$216,241
Net (loss) earnings to noncontrolling interests	(2,129)	23,534	1,865	29,718

Net earnings to common shareholders	46,256	86,286	164,795	186,523
Add: Convertible preferred stock dividends	—	1,016	2,708	3,047
Less: Allocation of earnings to participating securities (1)	1,730	1,098	5,590	1,092

Net earnings available to common shareholders	$44,526	$86,204	$161,913	$188,478

Shares:
Average common shares used in basic computation	195,601	200,609	196,943	201,860
Stock options	11	22	14	21
Mandatorily redeemable convertible preferred stock	—	4,105	4,105	4,105
Convertible debt	—	—	—	—

Average common shares used in diluted computation	195,612	204,736	201,062	205,986

Earnings per common share:
Basic	$0.23	$0.42	$0.81	$0.92
Diluted	$0.23	$0.42	$0.81	$0.92

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 7,661,000 and 2,609,000 for the three months ended August 31, 2010 and September 30, 2009, respectively, and 6,797,000 and 1,194,000 for the eight months ended August 31, 2010 and nine months ended September 30, 2009, respectively. Dividends declared on participating securities during the three and eight months ended August 31, 2010 amounted to approximately $559,000 and $1,621,000, respectively. No dividends were declared during 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following security was considered antidilutive and, therefore, not included in the computation of Diluted earnings per share:

	Number of securities outstanding at
	August 31, 2010 (1)	September 30, 2009
Mandatorily redeemable convertible preferred stock	4,105,138	—

(1)	Mandatorily redeemable convertible preferred stock was considered anti-dilutive for the three-months ended August 31, 2010. There were no antidilutive securities for the eight-months ended August 31, 2010.
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law. Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter
2010	$0.075	$0.075	$0.075
2009	—	—	—
On September 21, 2010, a quarterly dividend was declared of $0.075 per share of common stock payable on November 15, 2010 to stockholders of record as of October 15, 2010.
Note 15. Income Taxes
As of August 31, 2010 and December 31, 2009, we had approximately $30.2 million and $24.2 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $19.6 million and $15.7 million (net of federal benefit of state taxes) at August 31, 2010 and December 31, 2009, respectively.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that conclusion of these examinations will have a material effect on the Consolidated Statement of Financial Condition, but could have a material impact on the Consolidated Statement of Earnings for the period in which resolution occurs. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2007
New Jersey	2005
New York State	2001
New York City	2003
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses in the Consolidated Statement of Earnings. As of August 31, 2010 and December 31, 2009, we have accrued interest related to unrecognized tax benefits of approximately $5.8 million and $4.4 million, respectively. No penalties were required to be accrued at August 31, 2010 and December 31, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 16. Commitments, Contingencies and Guarantees
The following table summarizes our commitments and guarantees at August 31, 2010:

	Expected Maturity Date
			2012	2014	2016	Notional/
			and	and	and	Maximun
(in millions)	2010	2011	2013	2015	Later	Payout
Bank credit	$23.0	$7.7	$5.3	$—	$—	$36.0
Equity commitments	—	0.5	2.2	9.1	221.1	232.9
Loan commitments	—	301.1	44.9	38.8	—	384.8
Mortgage-related commitments	504.1	87.4	434.8	—	—	1,026.3

Derivative contracts:
Derivative contracts — non credit related	25,565.7	5,906.7	23.3	—	—	31,495.7
Derivative contracts — credit related	—	—	—	50.0	30.0	80.0

Total derivative contracts	25,565.7	5,906.7	23.3	50.0	30.0	31,575.7

	$26,092.8	$6,303.4	$510.5	$97.9	$251.1	$33,255.7

The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related commitments, guarantees and derivatives:

	External Credit Rating
				Below		Notional/
	AAA/			Investment		Maximun
(in millions)	Aaa	AA/Aa	BBB/Baa	Grade	Unrated	Payout
Bank credit	$—	$—	$—	$—	$36.0	$36.0
Loan commitments	—	—	9.6	53.8	321.4	384.8
Derivative contracts- credit related:
Single name credit default swaps	—	—	—	10.0	—	10.0
Index credit default swaps	20.0	10.0	—	40.0	—	70.0

Total derivative contracts — credit related	20.0	10.0	—	50.0	—	80.0

Total credit related commitments	$20.0	$10.0	$9.6	$103.8	$357.4	$500.8

Bank Credit. As of August 31, 2010, we had outstanding guarantees of $36.0 million relating to bank credit obligations ($1.5 million of which is undrawn) of associated investment vehicles in which we have an interest.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to JFIN is $500 million as of August 31, 2010. Loans are originated primarily through the investment banking efforts of Jefferies with Babson

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Capital providing primary credit analytics and portfolio management services. As of August 31, 2010, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.
As of August 31, 2010, we have an aggregate commitment to invest additional equity of approximately $8.4 million in Jefferies Capital Partners IV L.P. and its related parallel fund, and an aggregate commitment to invest an additional $75.2 million in Jefferies Capital Partners V L.P. and its related parallel funds.
As of August 31, 2010, we had other equity commitments to invest up to $6.8 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of August 31, 2010, we had $234.8 million of loan commitments outstanding to clients.
We entered into an agreement to invest an aggregate of $150.0 million in JFIN to eligible loans on a daily basis. As of August 31, 2010, the commitment remained unfunded.
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
Underwriting Commitments. In connection with investment banking activities, we may from time to time provide underwriting commitments to our clients in connection with capital raising transactions. There were no underwriting commitments outstanding at August 31, 2010.
Derivative Contracts. We disclose certain derivative contracts meeting the definition of a guarantee under U.S. generally accepted accounting principles. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At August 31, 2010, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $31,575.7 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At August 31, 2010, the fair value of such derivative contracts approximated $(148.9) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under U.S. generally accepted accounting principles are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.
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
As of August 31, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

		Excess Net
	Net Capital	Capital
Jefferies	$839,870	$777,984
Jefferies Execution	$12,133	$11,883
Jefferies High Yield Trading	$362,167	$361,917
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
Our net revenues, expenses, and total assets by segment are summarized below for the three and eight months ended August 31, 2010 and the three and nine months ended September 30, 2009 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Capital	Asset
	Markets	Management	Total
Three months ended August 31, 2010
Net revenues	$519.3	$0.8	$520.1

Expenses	$435.1	$8.3	$443.4

Eight months ended August 31, 2010
Net revenues	$1,507.7	$11.8	$1,519.5

Expenses	$1,219.3	$20.6	$1,239.9

Segment assets	$31,503.2	$132.6	$31,635.8

Three months ended September 30, 2009
Net revenues	$679.4	$21.0	$700.4

Expenses	$495.6	$6.2	$501.8

Nine months ended September 30, 2009
Net revenues	$1,611.1	$21.5	$1,632.6

Expenses	$1,238.9	$16.5	$1,255.4

Segment assets	$27,702.9	$160.4	$27,863.3

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. In addition, certain revenues associated with U.S. financial instruments and services that result from relationships with non-U.S. clients have been classified as non-U.S. revenues using an allocation consistent with our internal reporting. The following table presents Net revenues by geographic region for the three and eight months ended August 31, 2010 and the three and nine months ended September 30, 2009 (in thousands):

			Eight Months	Nine Months
	Three Months Ended		Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010	2009
Americas (1)	$446,981	$624,128	$1,301,530	$1,456,036
Europe (2)	69,370	75,087	214,655	175,656
Asia (including Middle East)	3,747	1,206	3,285	879

Net Revenues	$520,098	$700,421	$1,519,470	$1,632,571

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Note 19. Related Party Transactions
On August 11, 2008, we entered into a Credit Agreement (the “Credit Facility”) with JCP Fund V Bridge Partners, LLC, a Delaware limited liability company (“the Borrower”), pursuant to which we made loans of $45.7 million. On

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
August 27, 2010, the Borrower satisfied all loans and obligations due under the Credit Agreement, and we and the Borrower terminated the Credit Agreement.
We have committed to invest an aggregate of up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”). Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. The first closing of Fund V occurred on August 9, 2010. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in The USA Fund, a parallel fund to Fund V. As of August 31, 2010, we have funded approximately $8.7 million of our commitment to The USA Fund. On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Jefferies Capital Partners V L.P. As of August 31, 2010, we have funded approximately $1.2 million of this commitment.
At August 31, 2010, we have commitments to purchase $149.9 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
At August 31, 2010 and December 31, 2009, we had $80.0 and $57.6 million of loans outstanding to certain Jefferies employees that are included in Other assets on the Consolidated Statements of Financial Condition.

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
•	the description of our business and risk factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed with the SEC on February 26, 2010 and in our quarterly report on Form 10-Q for the period ended May 31, 2010 and filed with the SEC on July 9, 2010;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Consolidated Results of Operations
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2010 third quarter consists of the three months ended August 31, 2010 and our results included within this report on Form 10-Q reflect the eight months ended August 31, 2010. Our 2010 fiscal year will consist of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 continue to be presented on the basis of our previous calendar year end.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table provides an overview of our consolidated results of operations:

			Eight Months	Nine Months
	Three Months Ended		Ended	Ended
	August 31,	September	August 31,	September 30,
(Dollars in Thousands, except for per share amounts)	2010	30, 2009	2010	2009
Net revenues, less mandatorily redeemable preferred interest	$522,635	$676,825	$1,519,494	$1,601,951
Non-interest expenses	443,441	501,795	1,239,874	1,255,411
Earnings before income taxes	79,194	175,030	279,620	346,540
Income tax expense	35,067	65,210	112,960	130,299
Net earnings	44,127	109,820	166,660	216,241
Net (loss) / earnings to noncontrolling interests	(2,129)	23,534	1,865	29,718
Net earnings to common shareholders	46,256	86,286	164,795	186,523
Earnings per diluted common share	$0.23	$0.42	$0.81	$0.92

Effective tax rate	44%	37%	40%	38%
Net revenues, less mandatorily redeemable preferred interest, for the three months ended August 31, 2010 decreased 23% to $522.6 million as compared to $676.8 million for the three months ended September 30, 2009 primarily due to a decline in sales and trading revenues partially offset by higher investment banking results. For the eight months ended August 31, 2010, net revenues, less mandatorily redeemable preferred interest, were $1,519.5 million as compared to $1,602.0 million for the nine month period ended September 30, 2009. The decrease in revenues for the eight month period ended August 31, 2010 as compared to the nine month period ended September 30, 2009 was similarly driven by declining sales and trading revenues partially offset by much higher investment banking revenues for the eight month 2010 period over the comparable prior year period.
Non-interest expenses of $443.4 million for the three months ended August 31, 2010 reflected a decrease of 12% over the comparable 2009 period primarily attributable to a decrease in compensation and benefits on decreased net revenues, partially offset by an increase in floor brokerage and clearing fees and technology and communications expenses. Non-interest expenses were $1,239.9 million for the eight months ended August 31, 2010 as compared to $1,255.4 million for the nine months ended September 30, 2009. Compensation costs for the eight month period ended August 31, 2010 were higher as a percentage of net revenues as compared to the nine month period ended September 30, 2009. Floor brokerage and clearing fees, technology and communications expense and business development expense increased for the eight month period ended August 31, 2010 as compared to the nine months ended September 30, 2009; and non-interest expenses for the eight months ended August 31, 2010 also included our $6.8 million donation to various Haiti earthquake charities.
The effective tax rate was 44% and 40% for the three and eight months ended August 31, 2010, respectively as compared to an effective tax rate of 37% and 38% for the three and nine months ended September 30, 2009, respectively.
Effective June 18, 2009, Jefferies & Company, our wholly-owned subsidiary and a U.S. regulated broker-dealer, was designated a Primary Dealer by the Federal Reserve Bank of New York (“FRBNY”). As a Primary Dealer, Jefferies & Company is a counterparty to the FRBNY in its open market operations, participates directly in U.S. Treasury auctions and provides market information and analysis to the trading desks at the FRBNY. Similarly, during the second half of 2009 and early 2010, Jefferies International Limited, our wholly-owned subsidiary and a U.K. regulated broker-dealer, was designated in similar capacities for government bond issues in the United Kingdom, Germany, the Netherlands and Portugal, further expanding our global rates business. Additionally, in June 2010, Jefferies International Limited was appointed as a member of the Auction Panel for the Republic of Austria Government Bonds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
At August 31, 2010, we had 2,971 employees globally, compared to 2,513 at September 30, 2009 and 2,628 at December 31, 2009.
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item IA of our Quarterly Report on Form 10-Q for the period ended May 31, 2010.
Revenues by Source
The Capital Markets reportable segment includes our securities trading activities and our investment banking and capital raising activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various equity, fixed income and advisory services. The Capital Markets segment comprises many businesses, with many interactions among them. In addition, we separately discuss our Asset Management business.
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense generated by the respective sales and trading activities, which is a function of the mix of each business’ assets and liabilities and the underlying funding requirements of such positions. Prior to the first quarter of 2010, we separately presented revenues attributed from our high yield business within our “Revenues by Source” statement. As our firm has continued to expand, particularly geographically, in the first quarter we began to integrate our high yield platforms within our overall fixed income business and are now presenting our high yield net revenues within fixed income net revenues as of the first quarter of 2010. Reclassifications have been made to our previous presentation of “Revenues by Source” for the three and nine months ended September 30, 2009 to conform to the current presentation.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the three months ended August 31, 2010 and September 30, 2009 and the eight and nine months ended August 31, 2010 and September 30, 2009, respectively:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	August 31, 2010		September 30, 2009
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$101,935	20%	$138,916	20%
Fixed income	171,184	33	418,010	60

Total sales and trading	273,119	53	556,926	80

Equity	15,911	3	24,201	3
Debt	80,804	15	54,772	8

Capital markets	96,715	18	78,973	11
Advisory	149,478	29	43,556	6

Investment banking	246,193	47	122,529	17

Asset management fees and investment income / (loss) from managed funds:
Asset management fees	3,996	1	12,564	2
Investment income / (loss) from managed funds	(3,210)	(1)	8,402	1

Total	786	—	20,966	3

Net revenues	520,098	100%	700,421	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	(2,537)		23,596

Net revenues, less mandatorily redeemable preferred interest	$522,635		$676,825

	Eight Months Ended		Nine Months Ended
	August 31, 2010		September 30, 2009
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$377,044	25%	$361,226	22%
Fixed income	532,170	35	961,742	58
Other	—	—	7,672	1

Total sales and trading	909,214	60	1,330,640	81

Equity	80,317	5	64,630	5
Debt	258,334	17	113,132	7

Capital markets	338,651	22	177,762	12
Advisory	259,799	17	102,685	6

Investment banking	598,450	39	280,446	18

Asset management fees and investment income from managed funds:
Asset management fees	10,436	1	20,040	1
Investment income from managed funds	1,368	—	1,445	—

Total	11,804	1	21,485	1

Net revenues	1,519,468	100%	1,632,571	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	(26)		30,620

Net revenues, less mandatorily redeemable preferred interest	$1,519,494		$1,601,951

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before interest on mandatorily redeemable preferred interests, for the three months ended August 31, 2010 were $520.1 million, a decrease of 26%, as compared to net revenues of $700.4 million for the three months ended September 30, 2009. The decrease in net revenues for the most recent fiscal period was primarily due to a decline in overall sales and trading revenues, partially offset by higher investment banking results which were more than double that of the three months ended September 30, 2009.
Net revenues, before interest on mandatorily redeemable preferred interests, for the eight months ended August 31, 2010 were $1,519.5 million, a decrease of 7%, as compared to net revenues of $1,632.6 million for the nine months ended September 30, 2009. The decline in net revenues is attributed to reduced revenues for our sales and trading business, which were $909.2 million for the eight months ended August 31, 2010 as compared to sales and trading revenues of $1,330.6 million generated over a nine month period for the 2009 reported results, reflective of the decline in trading volumes in the overall equities and fixed income markets for the comparative periods. The decrease in net revenues from our sales and trading activities was partially offset by an increase in net revenues from our investment banking activities, which was more than double for the eight months ended August 31, 2010 as compared to the nine months ended September 30, 2009.
The following reflects the number of trading days in the respective operational periods:

Three Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
August 31, 2010	September 30, 2009	August 31, 2010	September 30, 2009
65 days	64 days	167 days	188 days
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.
Equities Revenue
Equities revenue is comprised of commissions and principal transactions revenue, correspondent clearing, prime brokerage services, electronic trading and execution product revenues and alternative investment revenues.
Total equities revenue was $101.9 million and $138.9 million for the three months ended August 31, 2010 and September 30, 2009, respectively, representing a 27% decrease for the 2010 period compared to the 2009 period, primarily driven by reduced revenue from alternative investments and other equity trading positions and reduced results from certain quantitative trading strategies given lower market volumes during the three months ended August 31, 2010. Further, equities trading revenues were dampened by reduced client trading volumes consistent with the overall trading volume decreases experienced by the major exchanges, partially offset by the growth in our equity derivatives and international equities business and increased order flow in our electronic trading platform as compared to the year ago period.
Total equities revenue was $377.0 million and $361.2 million for the eight months ended August 31, 2010 and the nine months ended September 30, 2009, respectively, representing a 4% increase in revenues, primarily due to positive trading opportunities and growth in our international cash equities, equity derivatives trading and prime brokerage businesses as market share continued to expand from the 2009 period. Revenue increases from these business activities were partially offset by a decrease in revenue generated by our U.S. cash equities business and a decline in results generated by certain quantitative trading strategies. Revenues in our U.S. cash equities business were lower on reduced market trading volumes. Equities revenues in the first nine months of 2009 also included net inventory writedowns recognized on our auction rate securities portfolio in that period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fixed Income Revenue
Fixed income revenue is primarily comprised of commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, convertible securities, high yield and distressed securities, bank loans and commodities trading activities.
Fixed income market conditions during the three and eight month periods ended August 31, 2010 were characterized by tightening bid-offer spreads and Treasury yields as well as concerns over world economic conditions, particularly in the Eurozone. This is compared with fixed income market conditions for the three and nine month periods ended September 30, 2009, which were more favorable for fixed income trading, including widening spreads, and a more favorable competitive landscape. Fixed income revenue for the three and eight month periods ended August 31, 2010 as compared to the three and nine month periods ended September 30, 2009 reflect the impact of the change in market conditions.
Fixed income revenue was $171.2 million for the three months ended August 31, 2010, down 59% from revenue of $418.0 million for the three months ended September 30, 2009. The decline in revenue for the three months ended August 31, 2010 as compared to the three months ended September 30, 2009 is largely attributed to declines in revenue from our corporate bond, U.S. government and agencies, mortgage-backed securities, high yield and emerging markets debt trading activities, partially offset by revenue contributions from our new European government bond trading business.
Revenues from our corporate bond and emerging markets debt trading activities for the three months ended August 31, 2010 were negatively affected by tightening credit spreads and the difficult conditions in world credit markets during the period and downward pressure on yields. This is compared to a period of historically wide credit spreads during the three months ended September 30, 2009 and market volatility in the credit markets resulting in a considerably strong performance from our corporate bond trading business in the 2009 period. Emerging markets revenues in the three months ended September 30, 2009 included strong profits from its principal transactions activities, assisted by trading opportunities from new issuances and sovereign debt restructurings during that period. High yield revenues were down as compared to revenues for the three months ended September 30, 2009 on declining sales and trading volumes and losses on credit hedges. High yield revenues for the three months ended September 30, 2009 also benefitted from significant principal transaction gains given the improved market conditions in the 2009 period. Continued tightening in Treasury yields and a consensus dampening on inflation during the three months ended August 31, 2010 contributed to the decline in trading revenues from our U.S. government and agencies business as compared to a favorable trading environment in the 2009 period. Mortgage-backed securities revenue decreased during the 2010 period on tightening bid-offer spreads and a challenging international environment with an intensified sovereign debt crisis as compared to high levels of customer trading volume and certain exceptional trading opportunities in the comparable prior period. Fixed income revenue for the 2010 quarter was augmented by the revenue production from our European rates platform, which commenced operations in the latter part of 2009.
Fixed income revenue was $532.2 million for the eight months ended August 31, 2010, as compared to revenue of $961.7 million for the nine months ended September 30, 2009. The decrease in revenue for the first eight months of 2010 reflects the challenging market conditions given economic disruption in certain world markets and the continued tightening of corporate bond and Treasury spreads. These factors had a dampening effect on customer flow in our corporate bond, emerging markets debt, convertible securities, high yield, mortgage-backed securities and U.S. government and agencies trading businesses. The decrease in fixed income revenue from these businesses for the fiscal period was partially offset by revenue contributions from our European government trading business and improved performance in our commodities trading activities. The expansion of our government and agencies platform in Europe, assisted by our appointment in several European jurisdictions as dealers for government bond issues, resulted in additional fixed income revenue generation for the first eight months of 2010 with increased customer flow volume. High yield revenues included losses on certain credit hedges and were down as compared to the nine months ended September 30, 2009 as the 2009 period reflected fairly strong contributions from our bank loan trading activities and also benefited from significant principal transaction trading opportunities; although high yield sales and trading revenue performance was stable on a relative basis over the eight month 2010 period as compared to the nine month 2009 period as relative sales volumes for the periods generated higher commission revenue. Our convertible debt

JEFFERIES GROUP, INC. AND SUBSIDIARIES
trading business was similarly impacted in that the nine months ended September 30, 2009 reflected strong performance given the recovering market conditions for that period as compared to relatively weaker market conditions during the eight months ended August 31, 2010. Mortgage-backed securities revenue declined driven by lower volumes on tightening spreads. Additionally mortgage-backed securities revenue for the nine months ended September 30, 2009 included significant revenues generated on certain trading transactions in the latter part of that prior year period.
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), which are included in our fixed income results, approximately 66% of such results for the three and eight months ended August 31, 2010, respectively, and the three and nine months ended September 30, 2009, respectively, are allocated to the minority investors and are presented within Interest on mandatorily redeemable preferred interests and Net earnings to noncontrolling interests in our Consolidated Statements of Earnings.
Investment Banking Revenue
We provide a full range of financial advisory services to our clients across nearly all industry sectors in both the U.S. and international markets. Capital markets revenue includes underwriting revenue related to debt, equity and convertible financing services. Advisory revenue is generated from our advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenue:

				Eight Months	Nine Months
	Three Months Ended			Ended	Ended
	August 31,	September 30,		August 31,	September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Equity	$15,911	$24,201	-34%	$80,317	$64,630	24%
Debt	80,804	54,772	48%	258,334	113,132	128%

Capital markets	96,715	78,973	22%	338,651	177,762	91%
Advisory	149,478	43,556	243%	259,799	102,684	153%

Total	$246,193	$122,529	101%	$598,450	$280,446	113%

Investment banking revenues were $246.2 million for the three months ended August 31, 2010 more than double revenues of $122.5 million for the three months ended September 30, 2009. Capital markets produced revenue of $96.7 million for the three months ended August 31, 2010, compared to $79.0 million for the three months ended September 30, 2009. Revenue from our advisory business of $149.5 million for the three months ended August 31, 2010 was up substantially as compared to the three months ended September 30, 2009 revenue of $43.6 million and is reflective of our increasing share of mergers and acquisitions activity and our involvement in several notable transactions that closed during this period
Our capital markets business recorded revenue of $338.7 million for the eight months ended August 31, 2010, compared to $177.8 million for the nine months ended September 30, 2009, reflective of the improved market environment for debt and equity underwritings. Revenue from our advisory business of $259.8 million for the eight months ended August 31, 2010 more than doubled as compared to the nine months ended September 30, 2009 revenue of $102.7 million, reflective of the overall strengthened market for mergers and acquisitions activity.
Asset Management Fees and Investment Income (Loss) from Managed Funds
Asset management revenue includes revenues from management, administrative and performance fees from funds and accounts managed by us, revenue from asset management and performance fees from third-party managed funds and investment income (loss) from our investments in these funds. The following summarizes revenue from asset

JEFFERIES GROUP, INC. AND SUBSIDIARIES
management fees and investment income (loss) for the three months ended August 31, 2010 and September 30, 2009 and the eight and nine months ended August 31, 2010 and September 30, 2009, respectively (in thousands):

	Three Months Ended		Eight Months Ended	Nine Months Ended
	August 31, 2010	September 30, 2009	August 31, 2010	September 30, 2009
Asset management fees:
Fixed Income	$1,002	$1,659	$2,589	$4,603
Equities	94	1,046	2,022	2,508
Convertibles	2,611	9,604	3,086	12,431
Commodities	289	255	2,739	498

	3,996	12,564	10,436	20,040

Investment (loss) income from managed funds (1)	(3,210)	8,402	1,368	1,445

Total	$786	$20,966	$11,804	$21,485

(1)	Of the total investment (loss) income from managed funds, approximately $0.1 and $0.1 million is attributed to noncontrolling interest holders for the three months ended August 31, 2010 and September 30, 2009, respectively, and approximately $(0.1) million and $(0.2) million is attributed to noncontrolling interest holders for the eight months ended August 31, 2010 and the nine months ended September 30, 2009, respectively.
Asset management fees decreased to $4.0 million for the three months ended August 31, 2010 as compared to asset management fees of $12.6 million for the three months ended September 30, 2009, primarily as a result of reduced performance fee revenue generated by our global convertible bond fund business. Investment loss from managed funds totaled $3.2 million for the three months ended August 31, 2010 as compared to investment income of $8.4 million for the three months ended September 30, 2009 primarily due to losses experienced on our investment in our fixed income bank loan fund. Additionally, investment income for the three months ended September 30, 2009 included returns on our investment in managed collateralized loan obligations (“CLOs”), which are now included within Principal transactions revenues as our contracts to manage the CLOs were sold in January 2010.
Asset management fees were $10.4 million for the eight months ended August 31, 2010 as compared to asset management fees of $20.0 million for the nine months ended September 30, 2009, primarily as a result of a decline in fee revenue generated by our global convertible bond fund business for the eight month 2010 period, partially offset by performance fee revenue generated on new managed commodity accounts opened in the second half of 2009. Investment income from managed funds totaled $1.4 million for the first eight months of 2010 and $1.4 million for the nine months ended September 30, 2009, respectively. Decreases in investment income for the eight months ended August 31, 2010 from investments in our technology, global convertible bond funds and fixed income bank loan fund were offset by gains from our private equity investment in Jefferies Capital Partners IV L.P. as compared to the nine months ended September 30, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	August 31, 2010	September 30, 2009
Assets under management (1)(3):
Fixed Income	$—	$1,563
Equities	78	76
Convertibles	1,759	1,607

	1,837	3,246

Assets under management by third parties (2):
Private Equity (4)	592	600

	592	600

Total	$2,429	$3,846

(1)	Assets under management include assets actively managed by us including hedge funds and managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Third party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.

(3)	Assets under management are based on the fair value of the assets.

(4)	Assets under management represent either the capital commitment to a fund or carrying value of a fund depending on how management fees are calculated as governed by the partnership or management agreement.
On January 29, 2010, contracts to manage CLOs, which were included as assets under management at September 30, 2009, were sold to Babson Capital Management, LLC. We no longer manage the CLOs, but are entitled to receive a portion of the asset management fees for the remaining life of the contracts.
Change in Assets under Management

				Eight Months	Nine Months
	Three Months Ended			Ended	Ended
	August 31,	September	%	August 31,	September	%
(in millions)	2010	30, 2009	Change	2010	30, 2009	Change
Balance, beginning of period	$2,325	3,632	-36%	$4,024	$3,491	15%

Net cash flow in (out)	261	(108)		(1,313)	(508)
Net market (depreciation) appreciation	(157)	322		(282)	863

	104	214		(1,595)	355

Balance, end of period	$2,429	$3,846	-37%	$2,429	$3,846	-37%

The net increase in assets under management of $104.0 million during the three months ended August 31, 2010 is primarily attributable to increases in customer investments in our global convertible bond funds, capital commitments to the newly launched Jefferies Capital Partners V L.P. private equity fund and market appreciation in our global convertible bond funds, partially offset by market depreciation of the underlying assets in a third party managed private equity fund. The net decrease in assets under management of $1.6 billion during the eight months ended August 31, 2010 is primarily attributable to the sale in January 2010 of our contracts to manage certain CLOs market depreciation in the underlying assets in a third party managed private equity fund, partially offset by capital commitments to the newly launched Jefferies Capital Partners V L.P. private equity fund.
The net increase in assets under management of $214 million and $355 million for the three and nine months ended September 30, 2009, respectively, is primarily attributed to market appreciation of the underlying assets in our global convertible bond funds and in managed CLOs, partially offset by redemptions from our global convertible bond funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows (in millions):

(notional account value)	August 31, 2010	September 30, 2009
Managed Accounts:
Equities	$147	$51
Commodities	496	115

	$643	$166

Change in Managed Accounts

			Eight Months	Nine Months
	Three Months Ended		Ended	Ended
(notional account value)	August 31,	September 31,	August 31,	September 31,
(in millions)	2010	2009	2010	2009
Balance, beginning of period	$618	$150	$560	$—
Net account additions	36	9	136	166
Net account depreciation	(11)	7	(53)	—

Balance, end of period	$643	$166	$643	$166

The change in the notional account value of managed accounts for the three and eight months ended August 31, 2010 is primarily attributed to the additions of new commodity managed accounts where the management fees are assessed on the agreed upon notional account value, partially offset by declines in the value of certain commodity and equity managed accounts. The change in notional account value of managed accounts for the three months ended August 31, 2010 and nine months ended September 30, 2009 is attributed to additions of new equity and commodity managed accounts where the management fees are assessed on the agreed upon notional account value, partially offset by a decline in value of certain commodity managed accounts.
The following table presents our invested capital in managed funds at August 31, 2010 and December 31, 2009 (in thousands):

	August 31, 2010	December 31, 2009
Unconsolidated funds (1)	$124,890	$115,009
Consolidated funds (2)	58,201	44,441

Total	$183,091	$159,450

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within financial instruments owned or financial instruments sold, not yet purchased. With respect to consolidated funds, we do not recognize asset management fees or include such fund in our assets under management.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
granted at year-end as part of annual compensation is accrued throughout the year. We believe the provisions incorporated into our year-end share based compensation awards better manage our employee compensation expense with the related production of revenues by our businesses.
Compensation and benefits totaled $308.8 million and $877.2 million for the three and eight months ended August 31, 2010, respectively, compared to $395.0 million and $956.6 million for the three and nine months ended September 30, 2009, respectively. Our ratio of compensation and benefits to net revenues for the third quarter of 2010 was 59% as compared to 56% for the third quarter of 2009 and 58% and 59% for the first eight months of 2010 and the first nine months of 2009, respectively. Employee headcount increased to 2,971 total global employees at August 31, 2010 as compared to 2,513 employees at September 30, 2009. The decrease in compensation and benefits expense for the three and eight months ended August 31, 2010 as compared to the three and nine months ended September 30, 2009 period is relatively consistent with the revenue decrease across the periods as reflected in the ratio of compensation to net revenues. Compensation costs are also affected by increased headcount as we continue to expand our securities and investment banking capabilities, both in the U.S. and internationally, and have added support personnel to support our business growth. Compensation costs for the three months and eight months ended August 31, 2010 also include share-based amortization expense for senior executive awards granted in January 2010 and non-annual share-based awards to other employees.
On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”). Jefferies currently provides its employees and their eligible dependants with health insurance. Our insurance plan is self-insured (with stop-loss coverage for large claims). CIGNA administers our plan. Former employees who meet age and service criteria are eligible for retiree coverage both before and after age 65. Jefferies does not subsidize any medical benefits for such former employees and therefore receives no Medicare Part D subsidy to help pay for prescription drug coverage. Because we never received the subsidy, the elimination of such subsidy will have no impact on us. Other health care mandated provisions under the Acts, such as dependant coverage to age 26 and elimination of waiting periods and lifetime benefit limits are not expected to have a material effect on the cost of the health plan.
Non-Compensation Expenses
Non-compensation expenses were $134.6 million and 362.7 million for the three and eight months ended August 31, 2010, respectively, versus $106.8 million and $298.8 million for the three and nine months ended September 30, 2009, respectively, an increase of 26% and 21%. Non-compensation expenses for the three months ended August 31, 2010 as compared to the three months ended September 30, 2009 reflect an increase in floor brokerage and clearing fees due to added business platforms, an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections and an increase in business development expense commensurate with our focused efforts of strengthening our presence and broadening our client base.
Non-compensation expenses for the eight months ended August 31, 2010 as compared to the nine months ended September 30, 2009 reflect an increase in floor brokerage and clearing fees due to the increased levels of trading volumes with added business platforms, an increase in business development expense commensurate with our focused efforts of strengthening our presence and globalizing our client base and an increase in professional services as we build out our infrastructure to support our business growth. Other non-interest expenses for the first eight months of 2010 also include our donation to Haiti earthquake related charities in January 2010, of which $6.8 million is reflected in Other expenses, an increase in assessments from SIPC consistent with SIPC rate increases for the overall industry and the write-off of certain trade and loan receivables.
Earnings Before Income Taxes
Earnings before income taxes was $79.2 million for the three months ended August 31, 2010 down from earnings before income taxes of $175.0 million for the three months ended September 30, 2009. For the eight months ended August 31, 2010, we recorded earnings before income taxes of $279.6 million as compared to $346.5 million for the nine months ended September 30, 2009.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Income Taxes
Income tax expense was $35.1 million and $65.2 million and the effective tax rate was 44% and 37% for the three months ended August 31, 2010 and September 30, 2009, respectively. Income tax expense was $113.0 million and $130.3 million and the effective tax rate was 40% and 38% for the eight and nine months ended August 31, 2010 and September 30, 2009, respectively. The increase in the effective tax rate for the 2010 periods as compared to the 2009 periods is due to the change in the mix of taxable earnings by jurisdiction and business line over those periods.
Earnings per Common Share
Diluted earnings per common share was $0.23 for the three months ended August 31, 2010 on 195,612,000 shares compared to diluted earnings per common share of $0.42 for the three months ended September 30, 2009 on 204,736,000 shares. Diluted earnings per common share was $0.81 for the first eight months of 2010 on 201,062,000 shares compared to diluted earnings per common share of $0.92 for the nine months ended September 30, 2009 on 205,986,000 shares. Convertible preferred stock dividends were not included in the calculation of diluted earnings per common share for the three months ended August 31, 2010 due to their anti-dilutive nature. See Note 14, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings per common share.
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
The following is a summary of the fair value of major categories of Financial instruments owned and Financial instruments sold, not yet purchased, as of August 31, 2010 and December 31, 2009 (in thousands of dollars):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	August 31, 2010		December 31, 2009
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,670,545	$1,513,716	$1,500,042	$1,360,528
Corporate debt securities	3,495,590	2,383,054	2,421,704	1,909,781
Government, federal agency and other sovereign obligations	3,892,319	3,590,232	1,762,643	1,735,861
Mortgage- and asset-backed securities	4,676,293	29,292	3,079,865	21,474
Loans and other receivables	292,839	244,199	591,208	363,080
Derivatives	64,330	57,414	62,117	18,427
Investments	79,356	—	70,156	—

	$14,171,272	$7,817,907	$9,487,735	$5,409,151

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
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 1 and 3 to the consolidated financial statements.
Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	August 31,	December 31,	August 31,	December 31,
(in thousands)	2010	2009	2010	2009
Residential mortgage-backed securities	$167,839	$136,496	$—	$—
Corporate debt securities	101,284	116,648	—	—
Loans and other receivables	85,341	506,542	26,112	352,420
Investments	79,356	65,564	—	—
Corporate equity securities	25,579	43,042	96	—
Collateralized debt obligations	26,306	9,570	—	—
U.S. issued municipal securities	429	420	—	—
Commercial mortgage-backed securities	50	3,215	—	—
Other asset-backed securities	—	110	—	—
Derivatives	—	1,909	1,294	4,926
Sovereign obligations	—	196	—	—

Total Level 3 assets	486,184	883,712	27,502	357,346

Level 3 assets for which the firm bears no economic exposure (1)	(116,528)	(379,153)	—	—

Level 3 assets for which the firm bears economic exposure	$369,656	$504,559	$27,502	$357,346

Total Level 3 as a percentage of total financial instruments	3%	9%	0.3%	7%

(3)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.
While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value.
The following table reflects activity with respect to our Level 3 assets and liabilities:

	Three Months Ended		Eight Months	Nine Months
	August 31,	September 30,	Ended August	Ended September
(in millions)	2010	2009	31, 2010	30, 2009
Assets:
Transfers from Level 3 to Level 2	$4.2	$10.9	$183.5	$100.7
Transfers from Level 2 to Level 3	30.4	4.3	35.0	119.3
Net gains (losses)	9.4	75.4	57.9	30.1

Liabilities:
Transfers from Level 3 to Level 2	$0.5	$1.6	$113.3	$5.1
Transfers from Level 2 to Level 3	0.1	—	0.1	3.0
Net gains (losses)	0.8	(1.0)	6.1	(0.8)
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
Goodwill
At least annually, we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the marketplace. As a result of our change in fiscal year-end from December 31 to November 30, we determined that an annual goodwill impairment testing date of June 1 is preferable under the circumstances to September 30. Accordingly, during the three months ended August 31, 2010, we changed the date of our annual goodwill impairment testing to June 1. The change in the annual goodwill impairment testing date was made to keep the test in our third quarter, as it was before our change in fiscal year-end, and to move it to the beginning of the quarter to a time when our resources are less constrained. This change in our goodwill impairment testing date is deemed a change in accounting principle. We believe that the change in accounting principle does not delay, accelerate, or avoid a goodwill impairment charge and does not result in adjustments to our consolidated financial statements when applied retrospectively. We have completed our annual test of goodwill impairment as of June 1, 2010 and less than twelve months have elapsed between annual tests. No impairment was identified.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
During 2010, market conditions have continued to improve and we have experienced accessed to additional liquidity providers and increased funding availability. Throughout the fiscal year, this has resulted in a reduction in financing haircuts on certain asset classes as well as an expansion of asset classes being financed. These conditions point to further growth within funding markets that are now available to Jefferies. We expect strong cash flows in the short term part of the market (one year and less) will continue to present funding opportunities in multiple asset classes. Additionally, the growth in our customer liquidity pools made available to Jefferies have corresponded with the growth of Jefferies business activity. In 2009, Jefferies & Company, our U.S. registered broker-dealer, was named as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International, Ltd., our U.K. regulated broker-dealer, has been designated in a similar capacity in five countries in Europe. This designation has allowed the firm access to additional funding in the U.S. and certain regions of Europe.
Our actual levels of capital, total assets, and financial leverage are a function of a number of factors, including, asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short term funding. We have historically maintained a balance sheet consisting of a large portion of our total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage activity. The liquid nature of these assets provides us with flexibility in financing and managing our business.
Liquidity
The majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for a large portion of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. Receivables from brokers and dealers are primarily current open transactions, margin deposits or securities borrowed transactions, which are typically settled or closed out within a few days. Receivable from customers includes margin balances and amounts due on transactions in the process of settlement, of which most are secured by marketable securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	August 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash in banks	$260,359	$196,189
Money market investments	1,829,581	1,656,978

Total cash and cash equivalents	2,089,940	1,853,167
Cash and securities segregated (1)	1,337,949	1,089,803

	$3,427,889	$2,942,970

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.
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
The principal elements of our liquidity management framework are the Funding Action Plan and the Cash Capital Policy.
•	Funding Action Plan. The Funding Action Plan models a potential liquidity contraction over a one-year time period. Our funding action plan model scenarios incorporate potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements, (d) lower availability of secured funding; (e) client cash withdrawals; (f) the anticipated funding of outstanding investment commitments and (g) certain accrued expenses and other liabilities and fixed costs.
•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the non-current portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $6,358.2 million as of August 31, 2010 exceeded our cash capital requirements.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Analysis of Financial Condition and Capital Resources
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. As our government and agencies fixed income business has expanded throughout 2009 and 2010 both domestically and internationally, a greater portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities, for which there is a deep and liquid market. While our balance sheet may fluctuate given our continued expansion into new business areas and the need to maintain inventory to serve growing client activity, our overall balance sheet during the reported periods remained materially consistent with the balances at the end of each reporting period. In 2009, average total assets for each quarter varied from that quarter’s ending total assets in a range from -7% to +13%. During the three and eight months ended August 31, 2010, average total assets were respectively approximately 16% and 15% higher than at August 31, 2010.
The following table provides detail on key balance sheet asset and liability line items (in millions):

	August 31,	December	%
	2010	31, 2009	Change
Total assets	$31,635.8	$28,189.3	12%
Financial instruments owned	14,171.3	9,487.7	49%
Financial instruments sold, not yet purchased	7,817.9	5,409.2	45%
Total Level 3 assets	486.2	883.7	-45%
Level 3 assets for which we have economic exposure	369.7	504.6	-27%

Securities borrowed	$6,768.0	$8,238.0	-18%
Securities purchased under agreements to resell	3,185.3	3,515.2	-9%

Total securities borrowed and securities purchased under agreements to resell	$9,953.3	$11,753.2	-15%

Securities loaned	$2,004.0	$3,592.8	-44%
Securities sold under agreements to repurchase	9,596.3	8,239.1	16%

Total securities loaned and securities sold under agreements to repurchase	$11,600.3	$11,831.9	-2%

The increase in total assets at August 31, 2010 from December 31, 2009 is primarily due to an increase in the level of our financial instruments owned inventory. The increase in our inventory level of our financial instruments owned, including securities pledged to creditors, is coupled with a commensurate increase in the level of our financial instruments sold, not yet purchased over this time period.
A significant portion of the increase in our total financial instruments owned inventory is attributed to government and agency securities. Our inventory comprised of government, federal agency and other sovereign obligations increased by 121% from $1.8 billion at December 31, 2009 to $3.9 billion at August 31, 2010. This net increase in our inventory positions (long and short inventory) is primarily attributed to the further build out of our U.S. government and agencies and other sovereign debt trading businesses, both domestically and internationally, as we were designated a Primary Dealer in the U.S. during 2009 and in similar capacities in several European jurisdictions as well during the latter part of 2009. These inventory positions are substantially comprised of the most liquid securities in the asset class with little weighting of the inventory portfolio to securities of non-G-7 countries. Our market risk exposure to Portugal, Italy, Ireland, Greece and Spain was negligible at August 31, 2010. Our net inventory positions also increased as of August 31, 2010 from December 31, 2009 due to certain block trading opportunities taken in the first quarter of 2010, partially offset by a decline in loan inventory due to reduced market opportunities for the asset

JEFFERIES GROUP, INC. AND SUBSIDIARIES
class. Our mortgage- and asset-backed securities inventory increased by 52%, from $3,080.0 million at December 31, 2009 to $4,676.3 million at August 31, 2010. We continually monitor our overall mortgage- and asset-backed securities exposure, including the inventory turnover rate, which demonstrates the liquidity of the overall asset class.
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
At August 31, 2010, our Level 3 assets for which we have economic exposure was 3% of our total assets at fair value as compared to 5% at December 31, 2009 and is reflective of a decline in our loan and receivable inventory that is classified within Level 3. Level 3 mortgage- and asset-backed securities represent 4% of total mortgage- and asset-backed securities inventory at both August 31, 2010 and December 31, 2009 and represent 35% and 15% of total Level 3 assets at August 31, 2010 and December 31, 2009, respectively.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 15% from December 31, 2009 to August 31, 2010 due to a reduction in matched booked activity given reduced market opportunities for returns on this activity in the low interest rate environment. The outstanding balance of our securities loaned and securities sold under agreements to repurchase remained relatively consistent over this same period as the majority of our outstanding securities purchased under agreements to resell and securities sold under agreements to repurchase are transacted in support of U.S. treasury and agency securities, agency mortgage-backed securities and sovereign government obligations and support the inventory increase in these asset classes. These assets are turned over on a frequent basis. The average increase in our securities financing assets and liabilities was 8% and 10%, respectively, higher than month end balances for the three months ended August 31, 2010 and 17% and 17%, respectively, higher than month end balances for the eight months ended August 31, 2010. In 2009, our average securities financing assets and liabilities for each quarter varied from quarter end in a range of -12% to +17%.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of August 31, 2010 and December 31, 2009:

	August 31, 2010	December 31, 2009
Total assets	$31,635,830	$28,189,271
Deduct: Securities borrowed	(6,767,967)	(8,237,998)
Securities purchased under agreements to resell	(3,185,288)	(3,515,247)

Add: Financial instruments sold, not yet purchased	7,817,907	5,409,151
Less derivative liabilities	(57,414)	(18,427)

Subtotal	7,760,493	5,390,724
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,337,949)	(1,089,803)
Goodwill and intangible assets	(367,705)	(368,670)

Adjusted assets	$27,737,414	$20,368,277

Total stockholders’ equity	$2,654,162	$2,630,127
Deduct: Goodwill and intangible assets	(367,705)	(368,670)

Tangible stockholders’ equity	$2,286,457	$2,261,457

Leverage ratio (1)	11.9	10.7

Adjusted leverage ratio (2)	12.1	9.0

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage also a non-GAAP financial measure as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from August 31, 2010 to December 31, 2009 commensurate with the increase in our trading inventory and consistent with growth and expansion of our trading business year over year. A significant portion of the increase in our trading inventory is due to the expansion of our government and agencies business which trades in highly liquid U.S. government and agency securities and other G-7 government securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Capital Resources
We had total long-term capital of $6.4 billion and $5.8 billion resulting in a long-term debt to equity capital ratio of 140% and 121%, at August 31, 2010 and December 31, 2009, respectively. Our total capital base as of August 31, 2010 and December 31, 2009 was as follows (in thousands):

	August 31, 2010	December 31, 2009
Long-term debt	$3,278,102	$2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	300,944	318,047
Total stockholders’ equity	2,654,162	2,630,127

Total capital	$6,358,208	$5,802,291

Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Our ability to support increases in total assets is largely a function of our ability to obtain short-term secured and unsecured funding, primarily through securities lending, and our $1,057 million of uncommitted secured and unsecured bank lines, including $1,025 million of bank loans and $32 million of letters of credit. Of the $1,057 million of uncommitted lines of credit, $257 million is unsecured and $800 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in lieu of depositing cash or securities. Bank loans represent temporary (usually overnight) secured and unsecured short-term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of August 31, 2010 and December 31, 2009. Average daily bank loans for the eight months ended August 31, 2010 and the year ended December 31, 2009 were $29.6 million and $24.2 million, respectively.
Our ability to support increases in total assets was further enhanced by the cash proceeds from our $700 million senior unsecured debt issuances in 2009; and our issuance of $345 million convertible senior debentures in October 2009, which further demonstrates our access to long-term funding in the capital markets. Additionally, we issued $400 million and $150 million in unsecured senior notes in June and July 2010 with maturities of approximately 11 years. As of August 31, 2010, our long-term debt has an average maturity of 10.9 years, we have no scheduled debt maturities until 2012. We had no outstanding bank loans as of August 31, 2010 and December 31, 2009.
Our long-term debt ratings are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB	Stable
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings.
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of August 31, 2010. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
			2012	2014	2016
			and	and	and
	2010	2011	2013	2015	Later	Total
Debt obligations:
Senior notes (contractual principal payments net of unamortized discounts and premiums)	$—	$—	$306.2	$249.0	$2,722.9	$3,278.1
Interest payment obligations on senior notes	184.2	222.1	401.8	374.0	1,323.9	2,506.0
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0

	184.2	222.1	708.0	623.0	4,171.8	5,909.1

Commitments and gaurantees:
Bank credit	23.0	7.7	5.3	—	—	36.0
Equity commitments	—	0.5	2.2	9.1	221.1	232.9
Loan commitments	—	301.1	44.9	38.8	—	384.8
Mortgage-related commitments	504.1	87.4	434.8	—	—	1,026.3

Derivative contracts:
Derivative contracts — non credit related	25,565.7	5,906.7	23.3	—	—	31,495.7
Derivative contracts — credit related	—	—	—	50.0	30.0	80.0

Total derivative contracts	25,565.7	5,906.7	23.3	50.0	30.0	31,575.7

	$26,092.8	$6,303.4	$510.5	$97.9	$251.1	$33,255.7

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 16, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.
In the normal course of business we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned – derivative contracts or Financial instruments sold, not yet purchased – derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 1, “Organization and Summary of Significant Accounting Policies,” Note 3, “Financial Instruments,” and Note 4, “Derivative Financial Instruments,” to the consolidated financial statements.
We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. At August 31, 2010, we did not have any commitments to purchase assets from our securitization vehicles. At August 31, 2010, we held $392.9 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 6, “Securitization Activities and Variable Interest Entities,” to the consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 15 to the consolidated financial statements for further information.
Equity Capital
Common stockholders’ equity increased to $2,340.3 million at August 31, 2010 from $2,308.6 million at December 31, 2009. The increase in our common stockholders’ equity during the eight months ended August 31, 2010 is principally attributed to net earnings to common shareholders of $164.8 million. This increase in our common stockholders’ equity is partially offset by translation adjustments as the British pound weakened against the U.S. dollar during the period, dividend and dividend equivalents during the period and repurchases of approximately 4.6 million shares of our common stock during the period, which increased our treasury stock by $114.9 million.
The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share data):

	August 31, 2010	December 31, 2009
Common stockholders’ equity	$2,340,278	$2,308,589
Less: Goodwill and intangible assets	(367,705)	(368,670)

Tangible common stockholders’ equity	$1,972,573	$1,939,919

Common stockholders’ equity	$2,340,278	$2,308,589
Add: Unrecognized compensation (6)	143,390	53,512

Adjusted common stockholders’ equity	$2,483,668	$2,362,101

Tangible common stockholders’ equity	$1,972,573	$1,939,919
Add: Unrecognized compensation (6)	143,390	53,512

Adjusted tangible common stockholders’ equity	$2,115,963	$1,993,431

Shares outstanding	171,240,809	165,637,554
Outstanding restricted stock units (5)	28,626,663	27,404,347

Adjusted shares outstanding	199,867,472	193,041,901

Common book value per share (1)	$13.67	$13.94

Adjusted common book value per share (2)	$12.43	$12.24

Tangible common book value per share (3)	$11.52	$11.71

Adjusted tangible common book value per share (4)	$10.59	$10.33

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.
Tangible common stockholders’ equity, adjusted common stockholders’ equity, adjusted tangible common stockholders’ equity, adjusted common book value per share, tangible common book value per share, and adjusted tangible common book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. Goodwill and other intangible assets are subtracted from common stockholders’ equity in determining tangible common stockholders’ equity as we believe that goodwill and other intangible assets do not constitute operating assets, which can be deployed in a liquid manner. The cost of restricted stock and restricted stock units that have been granted but for which the costs will be recognized in the future with the related service requirements is added to common stockholders’ equity and tangible common stockholders’ equity in determining adjusted common stockholders’ equity and adjusted tangible common stockholders’ equity, respectively, as we believe that this is reflective of current capital outstanding and of the capital that would be required to be paid out at the balance sheet date. We calculate adjusted common book value per share as adjusted common stockholders’ equity divided by adjusted shares outstanding. We believe the adjustment to shares outstanding for outstanding restricted stock units reflects potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible common stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors. In determining Adjusted common stockholders’ equity, Adjusted tangible common stockholders’ equity, Adjusted common book value per share and Adjusted tangible common book value per share, prior to August 31, 2010, we did not adjust Common stockholders’ equity for the restricted stock units for which the costs will be recognized in the future. Amount presented for prior periods have been conformed to reflect this calculation adjustment.
On December 30, 2009, we granted 5,384,000 shares of restricted stock as part of year-end compensation. The closing price of our common stock was $23.77 on December 30, 2009. These shares were issued in the first three months of 2010 and increased shares outstanding as of August 31, 2010. On January 19, 2010, we granted 232,288 shares of restricted stock and 2,990,708 restricted stock units to senior executives as part of 2009 year-end and future compensation arrangements for which no compensation expense has been recognized in the results of operations for the year ended December 31, 2009. The shares of restricted stock were issued during the first three months of 2010 and increased shares outstanding at August 31, 2010. Shares underlying the restricted stock units will be issued in 2013, but are included in outstanding restricted stock units as of August 31, 2010 and increased adjusted shares outstanding. In addition, approximately two million shares were issued during the eight months ended August 31, 2010 primarily in connection with awards to new employees. The increase in shares outstanding is offset by repurchases of 4.6 million shares at an average price of $24.99 during the eight months ended August 31, 2010.
At August 31, 2010, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share and $345 million of convertible senior debentures outstanding, which is convertible into 8,800,122 shares of our common stock at an effective conversion price of approximately $39.20 per share.
On January 19, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on March 15, 2010; on June 22, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on August 16, 2010; and on September 21, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on November 15, 2010. We did not declare dividends on our common stock to be paid during 2009.
Net Capital
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
As of August 31, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

		Excess Net
	Net Capital	Capital
Jefferies	$839,870	$777,984
Jefferies Execution	$12,133	$11,883
Jefferies High Yield Trading	$362,167	$361,917
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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

	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at						Average VaR 3 Months Ended
Risk Categories	8/31/10		5/31/10		3/31/10		8/31/10		5/31/10		3/31/10

Interest Rates		$7.85		$7.10		$5.75		$6.03		$6.53		$7.19
Equity Prices		$4.92		$3.25		$5.16		$4.26		$4.54		$7.10
Currency Rates		$0.47		$0.43		$0.43		$0.36		$0.51		$0.80
Commodity Prices		$1.91		$1.36		$1.34		$1.56		$1.16		$1.77
Diversification Effect[2]	-$	7.46	-$	5.32	-$	2.89	-$	3.57	-$	4.49	-$	5.65

Firmwide		$7.69		$6.82		$9.79		$8.64		$8.25		$11.21

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR(1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	8/31/10		5/31/10		3/31/10
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$8.39	$4.46	$9.37	$4.70	$11.75	$2.88
Equity Prices	$7.76	$2.90	$9.43	$2.52	$13.40	$2.52
Currency Rates	$0.79	$0.09	$0.95	$0.14	$1.52	$0.43
Commodity Prices	$2.48	$0.82	$1.85	$0.60	$3.27	$0.96
Firmwide	$13.42	$5.90	$11.54	$6.22	$17.41	$6.44

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $8.64 million during the three months ended August 31, 2010 increased from the $8.25 million average during the three months ended May 31, 2010 due mainly to an increase in exposure to Commodity Prices, partially offset by a decrease in exposure to Equity Prices and Interest Rates and a decrease in the Diversification Benefit. The decrease in the exposure to Interest Rates is primarily attributed to the low interest rate environment.
The following table presents our daily VaR over the last periods:
Daily VaR Trend ($MM)
VaR trended higher during the three months ended September 30, 2009 as we continued to expand fixed income trading activity. This was offset during the three months ended December 31, 2009 as our inventory mix created a greater diversification effect on overall VaR. During the three months ended March 31, 2010, VaR trended higher from certain equity and debt blocking trading positions executed primarily in connection with certain capital market activities. During May 2010, VaR fluctuated due to positions within our quantitative trading strategies business.
The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one-day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Fees, commissions, and certain provisions are excluded for the purpose of this comparison. Results of the process at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one-day VaR in the three months ended August 31,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
2010. The graph below illustrates the relationship between daily net trading revenue and daily VaR for us in the three months ended August 31, 2010.
Daily Net Trading Revenue
($ in millions)
The table below shows the distribution of daily net trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
We, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2010 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 26, 2010 and in Item 1A. of our quarterly report on Form 10-Q for the quarterly period ended May 31, 2010 filed with the SEC on July 9, 2010. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs (2)	Programs
June 1 – June 30, 2010	28,934	$23.18	—	11,425,010
July 1 – July 31, 2010	475,454	21.84	450,000	10,975,010
August 1 – August 31, 2010	20,481	24.50	—	10,975,010

Total	524,869		450,000

(1)	We repurchased an aggregate of 74,869 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of certain options exercised and to use shares to satisfy certain tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1		Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2		Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3		By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1		Subscription Agreement for Jefferies SBI USA Fund L.P. dated as of July 26, 2010 is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 12, 2010.

10.2		Subscription Agreement for Jefferies Capital Partners V L.P. dated as of August 12, 2010 is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on August 12, 2010.

10.3		Purchase Agreement dated July 14, 2010 between Jefferies Group, Inc. and Jefferies & Company, Inc. is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on July 19, 2010.

10.4
Purchase Agreement dated June 23, 2010 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., BNY Mellon Capital Markets, Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Keefe, Bruyette & Woods, Inc. and U.S. Bancorp Investments, Inc. is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 28, 2010.

18	*	Letter from Deloitte & Touche LLP dated October 11, 2010.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32	*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101	**
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition at August 31, 2010 and December 31, 2009, (ii) the Consolidated Statements of Earnings for the Three and Eight Months Ended August 31, 2010 and the Three and Nine Months Ended September 30, 2009, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the Eight Months Ended August 31, 2010 and the Year Ended December 31, 2009, (iv) the Consolidated Statements of Comprehensive Income for the Three and Eight Months Ended August 31, 2010 and the Three and Nine Months Ended September 30, 2009, (v) the Consolidated Statements of Cash Flows for the Eight Months Ended August 31, 2010 and the Nine Months Ended September 30, 2009, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: October 11, 2010	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)