Form 10-K
period 2010-11-30
JEFFERIES GROUP INC /DE/
filed 2011-02-02
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
OR
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from January 1, 2010 to November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,613,319,702 as of May 31, 2010.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 177,737,253 shares as of the close of business on January 19, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant’s Definitive Proxy Statement with respect to the 2011 Annual Meeting of Stockholders to be held on May 9, 2011 to be filed with the SEC is incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV herein on page 129.

JEFFERIES GROUP, INC.

2010 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business.

Introduction

Jefferies Group, Inc. and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Our principal operating subsidiary, Jefferies & Company, Inc. (“Jefferies”), was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. Since 2000, we have pursued a strategy of continued growth and diversification to increase our market share and expand the breadth of business. Our growth plan has been achieved through the ongoing addition of talented personnel in targeted areas, as well as the acquisition of complementary businesses.

As of November 30, 2010, we had 3,084 employees in more than 25 cities throughout the world. Our executive offices are located at 520 Madison Avenue, New York, New York 10022. Our telephone number is (212) 284-2550 and our Internet address is jefferies.com.

We make available on our public website the following documents and reports:

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

Business Segments

We currently operate in two business segments, Capital Markets and Asset Management. The Capital Markets reportable segment includes our securities trading (including the results of our indirectly partially owned subsidiary, Jefferies High Yield Trading, LLC) and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services. The Asset Management segment includes asset management activities and related services.

Financial information regarding our reportable business segments as of November 30, 2010, December 31, 2009 and 2008 is set forth in Note 21 of the Notes to Consolidated Financial Statements, titled “Segment Reporting” and is incorporated herein by reference.

Our Businesses

Capital Markets

Our Capital Markets segment includes our Equities, Fixed Income and Commodities and Investment Banking businesses. We primarily serve institutional investors, corporations and government entities.

Equities

In Equities, we provide our customers equity research, cash equity sales and trading, electronic trading, equity derivatives, exchange traded funds, prime brokerage and securities finance. We operate globally, with most of our business currently conducted from the U.S. and Europe. During 2010, we commenced building a full service equity research, sales and trading offering in Asia with the addition of new employees to our Hong Kong broker-dealer subsidiary, Jefferies Hong Kong Limited, and to our Japanese broker-dealer subsidiary, Jefferies (Japan) Limited. The establishment of a pan-Asian equities business is consistent with our strategy to be a global, full service securities and investment banking firm and complements our existing investment banking and fixed income presence in Asia.

Equity Research, Sales and Trading

We engage in listed block trades, NASDAQ market making, bulletin board trading, creation, redemption and trading in exchange-traded funds, equity capital markets offerings and placements, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio, algorithmic and other electronic trading, as well as trading in American Depository Receipts and Ordinary Shares. Our clients include local and global investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. Our Wealth Management group focuses on serving smaller institutions, family offices and high net worth individuals. Through our Jefferies Execution Services subsidiary, we provide our institutional customers agency-only execution services for stocks and options listed on the NYSE, AMEX, and all other major U.S. exchanges, as well as execution services for over-the-counter securities.

Encompassed within equity sales and trading is equity research and research sales. We provide long and short term investment ideas across a broad range of sectors and industries in the U.S., European and Asian markets. Our coverage universe includes over 1,200 individual companies around the world.

Equity Derivatives

We offer derivative solutions for investors seeking to manage risk and optimize returns within the equities market. We focus on serving the diverse needs of our institutional, corporate and wealth management clients across multiple product lines, offering listed options, exchange-traded funds, and over-the-counter options and swaps.

Prime Brokerage Services

We provide hedge funds, money managers and registered investment advisors prime brokerage financing, clearing and administrative services including consolidated clearance, settlement, custody, financing and portfolio reporting services.

Securities Finance

In connection with trading, brokerage and prime brokerage activities, we borrow securities to cover short sales, and to complete transactions in which customers have failed to deliver securities by the required settlement date. Likewise, we lend securities to other brokers and dealers for similar purposes. We manage an active securities borrowed and lending “matched book” business in which we borrow securities from one party and lend them to another party. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities, our counterparty generally provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities loaned. We pay interest on the cash collateral received from the party borrowing the securities. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.

Fixed Income and Commodities

Our Fixed Income and Commodities business consists of fixed income sales and trading and commodities derivative trading activities.

Fixed Income Sales and Trading

Over the last three years, we significantly strengthened and expanded our global fixed income sales and trading platform. Our fixed income effort now encompasses the sales and trading of investment grade corporate bonds, government and agency securities, mortgage- and asset-backed securities, municipal bonds, convertible securities, high yield and distressed securities, bank loans and emerging markets debt. In 2009, Jefferies was designated as a Primary Dealer by the Federal Reserve Bank of New York, and Jefferies International Limited, our U.K. regulated broker-dealer, has since received similar designations in Germany, the United Kingdom, the Netherlands, Portugal and Austria. We also trade in a broad spectrum of other European government bonds.

Within the U.S., our high yield activities are primarily conducted through Jefferies High Yield Trading, LLC, which is a registered broker-dealer and a wholly owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”). We own voting and nonvoting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”) each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”), are also investors in JHYH. The arrangement term is through April 2013, with an option to extend. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for the drawdown of additional capital investment in JHYH requires the unanimous consent of the Board of Directors of Jefferies Group, Inc., including the consent of any Leucadia designees to our board.

Our strategists and economists provide ongoing commentary and analysis of the global fixed income and high yield markets. In addition, our fixed income research professionals, including research and desk analysts, provide long and short term investment ideas across a variety of fixed income products.

Convertibles

Our sales and trading professionals in the U.S., London, and Zurich serve the global convertible markets. We offer sales, trading and analysis of convertible bonds, convertible preferred shares, closed end funds, warrants, and equity-linked products.

Commodities Derivative Trading

Jefferies Financial Products, LLC (“JFP”) offers swaps, options and other derivatives typically linked to various commodity indexes and is a significant provider of liquidity in exchange-traded commodity index contracts. JFP provides financial products and commodity index knowledge to pension funds, mutual funds, sovereigns, foundations, endowments and other institutional investors seeking exposure to commodities as an asset class. In addition, JFP develops and licenses proprietary commodity indexes, such as the Jefferies Commodity Performance Index and the Thomson Reuters/Jefferies CRB Index.

Investment Banking

We offer our clients a full range of financial advisory services, as well as equity, debt, and equity-linked capital raising services.

Over 600 investment banking professionals operate in the United States, Latin America, Europe and Asia, and are organized into industry, product and geographic coverage groups. Industry coverage groups include Aerospace and Defense, Business Services, CleanTech, Consumer, Energy, Financial Institutions, Gaming, Healthcare, Industrials, Maritime, Media, Metals and Mining, Real Estate, Technology, and Telecommunications, as well as Financial Sponsor Coverage.

Equity Capital Markets

We originate and sell direct placements, private equity, private placements, initial public offerings, and follow-on offerings of equity and equity-linked convertible securities.

Debt Capital Markets

We offer a range of debt financing for companies, governmental entities and financial sponsors. We focus on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, mortgage-related and asset-backed securities, municipal securities, public finance, recapitalizations, and Chapter 11 exit financings.

Advisory Services

We offer companies mergers and acquisitions, recapitalization and restructuring and other financial advisory services. We advise buyers and sellers on sales, divestitures, acquisitions, mergers, tender offers, joint ventures, strategic alliances and takeover defenses. We facilitate and finance acquisitions and recapitalizations on both buyside and sellside mandates. Our service to our clients includes leveraging our industry knowledge, extensive relationships, and capital markets and restructuring expertise.

We offer advisory services in connection with exchange offers, consent solicitations, capital raising, and distressed mergers and acquisitions. We provide advice and support in the structuring, valuation and placement of securities issued in recapitalizations and restructurings. We represent issuers, bondholders and creditors, as well as buyers and sellers of assets.

Asset Management

We provide investment management services to several private investment funds, a number of separate accounts and mutual funds. In the United States, investment management services are provided through Jefferies Asset Management, LLC (“JAM”) and Jefferies Capital Management, Inc. (“JCM”). Each of JAM and JCM is registered as an investment adviser with the SEC. Our private fund products consist of long-short equity, commodity and fixed income funds. These funds are not registered under federal or state securities laws, are made available only to certain sophisticated investors and are not offered or sold to the general public. In addition, JAM acts as a subadvisor to a mutual fund, which engages in commodity and commodity equity strategies and manages certain equity and commodity portfolios as mandated by client arrangements and management fees are assessed based on an agreed upon notional account value. We offer long only investment solutions in global convertible bonds to pension funds, insurance companies and private banking clients.

Competition

All aspects of our business are intensely competitive. We compete directly with numerous domestic and international competitors, including firms listed in the AMEX Securities Broker/Dealer Index and with other brokers and dealers, investment banking firms, investment advisors, mutual funds, hedge funds, commercial banks and bank holding companies. A number of our competitors have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include market focus, brand, the qualities and skill of professional personnel, ability to execute specific types of transactions, bundling of products and services and the quality of our service.

Regulation

Regulation In the United States.  The securities industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”), are actively involved in the regulation of broker-dealers. The SEC and self-regulatory organizations conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, antimoney laundering efforts, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers. As an introducing broker-dealer that engages in commodities and futures transactions, we are also subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings that can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. Implementation of the Dodd-Frank Act will be accomplished through extensive rulemaking by the SEC and other governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes. At this time, it is difficult to assess the impact that the Dodd-Frank Act will have on us and on the financial services industry.

Net Capital Requirements.  U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which specifies minimum net capital requirements. Jefferies Group is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are registered and are subject to the Rule, which provides that a broker-dealer shall not permit its aggregate indebtedness to exceed 15 times its net capital (the “basic method”) or, alternatively, that it not permit its net capital to be less than the greater of 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) or $250,000 ($1.5 million for prime brokers) computed in accordance with such Rule (the “alternative method”). Jefferies, Jefferies Execution and JHYT use the alternative method of calculation. (See pages 45-46 and 121-122 of this Transition Report on Form 10-K for additional discussion of net capital calculations.)

Compliance with applicable net capital rules could limit operations of our broker-dealers, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies, Jefferies Execution, or JHYT to us.

Regulation Outside the United States.  We are an active participant in the international fixed income and equity markets and provide investment banking services throughout the world, but primarily in Europe and Asia. As is true in the U.S., our subsidiaries are subject to comprehensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Services Authority, the Hong Kong Securities and Futures Commission and the Taiwan Financial Supervisory Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, compliance with other applicable trading and investment banking regulations and a similar panoply of regulatory reform packages in response to the credit and liquidity crisis of 2007 and 2008.

NYSE Regulations.  Our common stock is listed on the New York Stock Exchange (“NYSE”). As a listed company, we are required to comply with the NYSE’s rules and regulations, including rules pertaining to corporate governance matters. As required by the NYSE on an annual basis, in 2010 our Chief Executive Officer, Richard Handler, certified to the NYSE that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

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

Recent new legislation and new and pending regulation may significantly affect our business.

Recent market and economic conditions have led to new legislation and regulation affecting the financial services industry, both in the United States and abroad. These new measures include limitations on the types of activities in which certain financial institutions may engage as well as more comprehensive regulation of the over-the-counter derivatives market. In addition, fiduciary standards have been imposed on securities firms in their dealings with states, municipalities, and pension funds, among others, which may affect our municipal securities business.

These legislative and regulatory initiatives will affect not only us, but also our competitors and certain of our customers. These changes could eventually have an effect on our revenue, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business. Accordingly, we cannot provide assurance that the new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial conditions.

If we do not comply with the new, or existing, legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our business in the jurisdiction where any violations occur. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and taxes and increasing the potential risks associated with our operations. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

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

Our net revenues and profits were adversely affected in 2008 by the equity and credit market turmoil. As a global securities and investment banking firm, global changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

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

A considerable portion of our revenues is derived from trading in which we act as principal. Although a significant portion of our principal trading is “riskless principal” in nature, we may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, and equity securities and futures and commodities for our own account. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

Increased competition may adversely affect our revenues and profitability.

All aspects of our business are intensely competitive. We compete directly with numerous other brokers and dealers, investment banking firms and commercial banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Recent changes, such as financial institution consolidations and the U.S. government’s involvement with financial institutions through the Emergency Economic Stabilization Act of 2008 and other transactions, may provide a competitive advantage for some of our competitors. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits. Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or employees. Competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.

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

Asset management revenue includes revenues we receive from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third party managed funds and accounts, and investment income from our investments in these funds and accounts. These revenues are dependent upon the amount of assets under management and the performance of the funds and accounts. If these funds or accounts do not perform as well as our asset management clients expect, our clients may withdraw their assets from these funds and accounts, which would reduce our revenues. Some of our revenues are derived from our own investments in these funds and accounts. We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations. Even in the absence of a market downturn, below market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

We face numerous risks and uncertainties as we expand our business.

We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses and introduce new products, such as futures trading and the securitization of varying asset classes, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Our international operations subject us to numerous risks which could adversely impact our business in many ways.

Our business and operations are expanding globally, including the recent expansion of our business in Asia. As we operate in foreign countries, we are subject to legal, regulatory, political, economic and other inherent risks. The laws and regulations applicable to the securities and investment banking industries in these foreign countries differ. Our inability to remain in compliance with applicable laws and regulations in a particular country could have a significant and negative effect on our business and prospects in that country as well as in other countries. A political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

Extensive regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The securities industry is subject to extensive laws, rules and regulation in every country in which we operate. In addition, self-regulatory organizations and the securities exchanges, are actively involved in the regulation of broker-dealers. Securities firms are also subject to regulation by myriad regulatory bodies, securities commissions and attorneys general in those foreign jurisdictions and states in which they do business. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, antimoney laundering efforts, recordkeeping and the conduct of directors, officers and employees. Broker-dealers that engage in commodities and futures transactions are also subject to regulation by related agencies. All such regulatory agencies may conduct administrative proceedings that can result in censure, fine, suspension, expulsion of a broker-dealer or its officers or employees, or revocation of broker-dealer licenses. Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our mode of operation and our profitability. Furthermore, legislative or regulatory changes that increase capitalization requirements or impose leverage ratio requirements may adversely affect our ability to maintain or grow our business. Continued efforts by market regulators to increase transparency and reduce transaction costs for investors has affected and could continue to affect our trading revenue.

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or codefendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Jefferies Wealth Management involves an aspect of the business that has historically had more risk of litigation than our institutional business. Additionally, the expansion of our business, including increases in the number and size of investment banking transactions and our expansion into new areas, such as the municipal securities business, imposes greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability to us. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

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

We are party to a large number of derivative transactions that require us to deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement. We maintain offices throughout the world including New York, Stamford, Jersey City, London, Hong Kong, and Los Angeles. In addition, we maintain backup facilities with redundant technologies in Jersey City, New Jersey and Stamford, Connecticut. We lease all of our office space, which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see notes 2 and 19 of the Notes to consolidated financial statements.

Item 3.	Legal Proceedings

Many aspects of our business involve substantial risks of legal liability. In the normal course of business, we have been named as defendants or codefendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our financial condition, although, depending on our results for a particular period, an adverse determination could be material for a particular period.

Prior to February 2008, we bought and sold auction rate securities (“ARS”) for Jefferies Wealth Management clients and institutional customers that used our cash management desk. We did not underwrite or act as an auction agent for any issuer of ARS. A number of firms that underwrote ARS have entered into settlements with various regulators to, among other measures, purchase at par ARS sold to retail customers. We have provided information on our ARS transactions to the New York Attorney General, SEC and FINRA.

FINRA is currently conducting an investigation of our activities relating to ARS and has advised us that it has made a preliminary determination to bring an enforcement action against us alleging a number of violations of FINRA and SEC rules relating to our activities in ARS. In accordance with FINRA procedures, we have an opportunity to explain why we believe an action is not appropriate. If we are unable to explain why no such action should be brought or otherwise to reach a satisfactory resolution with FINRA, we intend to vigorously defend our position.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol JEF. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low

2010
Fourth Quarter	$26.16	$22.03
Third Quarter	25.88	20.15
Second Quarter(1)	28.44	21.37
First Quarter(1)	27.72	23.65
2009
Fourth Quarter	$30.99	$22.12
Third Quarter	27.60	17.82
Second Quarter	22.63	13.28
First Quarter	15.28	8.04

(1)	The first and second quarters of 2010 include the high and low sales prices of our common stock during the month of March.

There were approximately 1,600 holders of record of our common stock at January 3, 2011. Our transfer agent is American Stock Transfer & Trust Company, LLC and their address is 59 Maiden Lane, Plaza Level, New York, NY 10038.

The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

Cash dividends per share of common stock (declared):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010	$0.075	$0.075	$0.075	$0.075
2009	—	—	—	—

On December 17, 2010, our Board of Directors declared a quarterly dividend of $0.075 in cash per share of common stock payable on February 15, 2011 to stockholders of record as of January 17, 2011.

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs

September 1 — September 30, 2010	24,313	23.19	—	10,975,010
October 1 — October 31, 2010	997,862	21.28	975,010	10,000,000
November 1 — November 30, 2010	59,833	24.91	—	10,000,000

Total	1,082,008		975,010

(1)	We repurchased an aggregate of 106,998 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of certain options exercised and to use shares to satisfy certain tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

Shareholder Return Performance Presentation

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our common stock, after consideration of all relevant stock splits during the period, against the cumulative total return of the Standard & Poor’s 500 and Standard & Poor’s 500 Financials Indices for the period of five fiscal years, commencing January 1, 2006 (based on prices at December 31, 2005), and ending November 30, 2010 (current period includes the eleven months ended November 30, 2010) (normalized so that the value of our common stock and each index was $100 on December 31, 2005).

	2005	2006	2007	2008	2009	2010
Jefferies Group, Inc.	100	121	106	66	111	114
S&P 500	100	116	122	77	97	105
S&P 500 Financials	100	119	97	43	51	52

Item 6.	Selected Financial Data.

The selected data presented below as of and for the eleven months ended November 30, 2010 and each of the years in the four year period ended December 31, 2009, 2008, 2007 and 2006 are derived from the Consolidated Financial Statements of Jefferies Group, Inc. and its subsidiaries. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Transition Report on Form 10-K. On April 18, 2006, we declared a 2 for 1 split of all outstanding shares of common stock, payable May 15, 2006 to stockholders of record as of April 28, 2006. The stock split was effected as a stock dividend of one share for each one share outstanding on the record date. All share, share price and per share information has been restated to retroactively reflect the effect of the two for one stock split. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation. Certain correcting adjustments (hereafter referred to as “adjustments”) have been made to the prior period amounts as discussed on pages 16-21 of Item 7. Management’s Discussion and Analysis and as discussed in Footnote 1 to the Consolidated Financial Statements.

	Eleven
	Months Ended
	November 30,	Twelve Months Ended December 31,
	2010	2009	2008	2007	2006
		(In Thousands , Except Per Share Amounts )

Earnings Statement Data
Revenues:
Commissions	$466,246	$512,293	$611,823	$524,716	$439,456
Principal transactions	509,070	838,396	(80,479)	221,259	309,227
Investment banking	890,334	474,315	425,887	750,192	540,596
Asset management fees and investment income (loss)from managed funds	16,785	35,887	(52,929)	23,534	109,550
Interest	852,494	732,250	741,559	1,174,512	528,428
Other	62,417	38,918	28,573	24,311	35,497

Total revenues	2,797,346	2,632,059	1,674,434	2,718,524	1,962,754
Interest expense	605,096	468,798	660,448	1,150,779	505,573

Net revenues	2,192,250	2,163,261	1,013,986	1,567,745	1,457,181
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	14,916	37,248	(69,077)	4,257	—

Net revenues, less mandatorily redeemable preferred interest	2,177,334	2,126,013	1,083,063	1,563,488	1,457,181

Non-interest expenses :
Compensation and benefits	1,282,644	1,195,971	1,522,157	946,309	791,255
Floor brokerage and clearing fees	110,835	80,969	64,834	66,967	59,611
Technology and communications	160,987	141,233	127,357	103,763	80,840
Occupancy and equipment rental	68,085	72,824	76,255	76,765	59,792
Business development	62,015	37,614	49,376	56,594	48,634
Professional services	49,080	41,125	46,948	41,133	36,859
Other	47,017	48,530	84,296	30,843	31,977

Total non-interest expenses	1,780,663	1,618,266	1,971,223	1,322,374	1,108,968

Earnings (loss)before income taxes and cumulative effect of change in accounting principle	396,671	507,747	(888,160)	241,114	348,213
Income taxes	156,404	195,928	(293,359)	93,032	137,356

Earnings (loss)before cumulative effect of change in accounting principle, net	240,267	311,819	(594,801)	148,082	210,857
Cumulative effect of change in accounting principle, net	—	—	—	—	1,606

Net earnings (loss)	240,267	311,819	(594,801)	148,082	212,463
Net earnings (loss)to noncontrolling interest	16,601	36,537	(53,884)	3,634	6,969

Net earnings (loss)to common shareholders	$223,666	$275,282	$(540,917)	$144,448	$205,494

Earnings per common share:
Basic-
Earnings (loss)before cumulative effect of change in accounting principle, net	$1.10	$1.36	$(3.30)	$0.93	$1.37
Cumulative effect of change in accounting principle, net	—	—	—	—	0.01

Net earnings (loss)per common share	$1.10	$1.36	$(3.30)	$0.93	$1.38

Diluted-
Earnings (loss) before cumulative effect of change in accounting principle, net	$1.09	$1.35	$(3.30)	$0.92	$1.35
Cumulative effect of change in accounting principle, net	—	—	—	—	0.01

Net earnings (loss)per common share	$1.09	$1.35	$(3.30)	$0.92	$1.36

Weighted average common shares :
Basic	196,393	200,446	166,163	141,515	133,898
Diluted	200,511	204,572	166,163	141,903	138,670
Cash dividends per common share	$0.30	—	$0.25	$0.50	$0.42
Selected Balance Sheet Data
Total assets	$36,726,543	$28,121,023	$19,978,685	$29,793,817	$17,825,457
Long-term debt	$3,778,681	$2,729,117	$1,764,274	$1,764,067	$1,168,562
Mandatorily redeemable convertible preferred stock	$125,000	$125,000	$125,000	$125,000	$125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	$315,885	$318,047	$280,923	$354,316	—
Total common stockholders’ equity	$2,477,989	$2,298,140	$2,115,583	$1,760,645	$1,580,831
Shares outstanding	171,694	165,638	163,216	124,453	119,547
Other Data (Unaudited)
Common book value per share (1)	$14.43	$13.87	$12.96	$14.15	$13.22

(1)	See “Analysis of Financial Condition and Capital Resources” in Item 7 of this Transition Report on Form 10-K for further information regarding our book value and stockholders’ equity.

JEFFERIES GROUP, INC AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

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

Any forward looking statement speaks only as of the date on which that statement is made. We will not update any forward looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Consolidated Results of Operations

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30 because we believe that a change in fiscal year has several potential benefits, including operational and managerial efficiencies, funding accessibility, potential trading opportunities, increased visibility and heightened brand recognition. Our 2010 fiscal year therefore consists of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 and 2008 continue to be presented on the basis of our previous calendar year end.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The following table provides an overview of our consolidated results of operations:

	Eleven Months
	Ended	Twelve Months Ended
	November 30,	December 31,
	2010	2009	2008
	(Dollars in thousands, except for per share amounts)

Net revenues, less mandatorily redeemable preferred interest	$2,177,334	$2,126,013	$1,083,063
Non-interest expenses	1,780,663	1,618,266	1,971,223
Earnings (loss) before income taxes	396,671	507,747	(888,160)
Income tax expense (benefit)	156,404	195,928	(293,359)
Net earnings (loss)	240,267	311,819	(594,801)
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)
Net earnings (loss) to common shareholders	223,666	275,282	(540,917)
Earnings (loss) per diluted common share	$1.09	$1.35	$(3.30)

Effective tax rate	39%	39%	33%

As discussed further below, we are making certain adjustments to our historical financial statements for the quarters of 2010 and 2009 and for the years of 2009 and 2008, as well as to other selected financial data for the years 2007 and 2006. We do not believe these discrete adjustments are material individually or in the aggregate to our financial condition or our financial results for any reported period.

The first adjustment relates to a difference between our records and the final statement of our clearing bank involving a portion of our fixed income business that we are now self-clearing (see our Current Report on Form 8-K, dated December 20, 2010). We have determined that the bank’s statement is correct and that the difference (which, on a pre-tax basis, is $20.9 million during the eleven months ended November 30, 2010 and $13.6 million across various periods from 2005-2009) is attributed to items that we incorrectly recorded with respect to Principal transaction revenue on certain mortgage-backed securities, coupon interest, other settlements, clearing fees and financing charges and client bad debts. These errors impact Net earnings, Total assets and Total liabilities, and accordingly, Total stockholders’ equity in various periods from 2005 to 2010. We will also adjust the compensation based on a portion of the related revenue. We do not believe these adjustments are material individually or in the aggregate to our financial condition or our financial results for any reported period.

In addition to the first adjustment described above and separately from them, we are adjusting Interest revenues and Interest expense in the respective financial statement line items to be reflected on a gross rather than net basis for $247.9 million in 2010 and $166.9 million in 2009. Such adjustments relate to Interest revenues and Interest expense on inventory within our fixed income and securities finance businesses. Although Interest revenues and Interest expense were recorded on a net basis to Interest revenues, thereby resulting in an understatement in Interest revenues and Interest Expense for various periods, there was no impact on Net revenues or Net earnings. We do not believe these adjustments are material individually or in the aggregate to our financial condition or our financial results for any reported period.

Finally, we are eliminating Securities received as collateral and an equal and offsetting Obligation to return securities received as collateral at December 31, 2009 for $68.5 million, which was recorded in error but which had no effect on Total stockholders’ equity and no material effect on Total assets or Total liabilities. We do not believe these adjustments are material individually or in the aggregate to our financial condition or our financial results for any reported period.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The following tables sets forth the effects of the adjustments on Net income, on an after tax basis, for the years ended December 31, 2009, 2008, 2007 and 2006 and for the quarterly periods in 2010 and 2009. Although the eleven months November 30, 2010 is not adjusted, this information was previously provided in our current report on Form 8-K filed on December 20, 2010, and therefore is included as part of this information.

	Eleven Months
	Ended
	November 30,	Twelve Months Ended December 31,
Increase (decrease) in Net earnings (loss) to common shareholders	2010	2009	2008	2007	2006
	(In thousands)

Previously reported Net earnings (loss) to common shareholders	$235,512	$280,043	$(536,128)	$144,665	$205,750
Netting of interest revenue and expense	—	—	—	—	—
Differences with clearing bank	(9,631)	(3,513)	(4,497)	5	8
Other items(1)	(2,215)	(1,248)	(292)	(222)	(264)

Total adjustments	(11,846)	(4,761)	(4,789)	(217)	(256)

Adjusted Net earnings (loss) to common shareholders	$223,666	$275,282	$(540,917)	$144,448	$205,494

(1)	Other items — Includes the effect of certain other immaterial adjustments.

	Three Months Ended
	August 31,	May 31,	March 31,	December 31,	September 30,	June 30,	March 31,
Increase (decrease) in Net earnings to common shareholders	2010	2010	2010	2009	2009	2009	2009
	(In thousands)

Previously reported Net earnings to common shareholders	$46,256	$84,832	$74,066	$93,520	$86,286	$61,900	$38,337
Netting of interest revenues and expense	—	—	—	—	—	—	—
Differences with clearing bank	(1,738)	(766)	(1,288)	(972)	(1,041)	(1,004)	(496)
Other items(1)	236	(240)	(634)	60	(909)	(730)	331

Total adjustments	(1,502)	(1,006)	(1,922)	(912)	(1,950)	(1,734)	(165)

Adjusted Net earnings to common shareholders	$44,754	$83,826	$72,144	$92,608	$84,336	$60,166	$38,172

(1)	Other items — Includes the effect of certain other immaterial adjustments.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The following tables set forth the effects of the adjustments on affected line items within our previously reported Consolidated Statements of Earnings for the years 2009 and 2008 and our Consolidated Statements of Financial Condition as of December 31, 2009. Although the eleven months ended November 30, 2010 is not adjusted, this information was previously provided in our current report on Form 8-K filed on December 20, 2010, and therefore is included as part of this information.

	Eleven Months Ended
	November 30,		Twelve Months Ended December 31,
	2010		2009		2008
	As		As		As
	Previously		Previously		Previously
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Principal transactions	$529,815	$509,070	$843,851	$838,396	$(80,192)	$(80,479)
Interest	605,945	852,494	567,438	732,250	749,577	741,559
Total revenues	2,571,541	2,797,346	2,472,702	2,632,059	1,682,739	1,674,434
Interest expense	357,194	605,096	301,925	468,798	660,964	660,448
Net revenues	2,214,347	2,192,250	2,170,777	2,163,261	1,021,775	1,013,986
Net revenues, less mandatorily redeemable preferred interest	2,199,431	2,177,334	2,133,529	2,126,013	1,090,852	1,083,063
Compensation and benefits	1,284,768	1,282,644	1,195,971	1,195,971	1,522,157	1,522,157
Floor brokerage and clearing fees	110,705	110,835	80,611	80,969	64,724	64,834
Total non-interest expenses	1,782,657	1,780,663	1,617,908	1,618,266	1,971,113	1,971,223
Earnings (loss) before income taxes	416,774	396,671	515,621	507,747	(880,261)	(888,160)
Income tax expense (benefit)	164,661	156,404	199,041	195,928	(290,249)	(293,359)
Net earnings (loss)	252,113	240,267	316,580	311,819	(590,012)	(594,801)
Net earnings (loss) to common shareholders	235,512	223,666	280,043	275,282	(536,128)	(540,917)
Earnings (loss) per common share:
Basic	$1.16	$1.10	$1.39	$1.36	$(3.27)	$(3.30)
Diluted	$1.15	$1.09	$1.38	$1.35	$(3.27)	$(3.30)

The impact of the adjustments were as follows:

•	To reduce Principal transactions revenue by $11.8 million for trading revenue realized on certain mortgage-backed securities in 2010, 2009 and 2008.

•	To reduce Principal transactions revenue by $13.8 million in 2010 for remaining unreconciled differences between our records and our clearing bank.

•	To reduce Principal transactions revenue by $900,000 for client bad debts on mortgage-backed securities settlements not collected from counterparties in 2009 and 2008.

•	To increase Interest income by $7.5 million for coupon interest on mortgage-backed securities in 2008.

•	To reduce Interest income by $4.8 million for improper accruals of interest on emerging markets inventory in 2010, 2009 and 2008.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

•	To increase Interest income by $247.9 million and $166.9 million in order to reflect interest on a gross basis rather than net for various inventory positions in 2010 and 2009, respectively.

•	To increase Interest expense by $247.9 million and $166.9 million in order to reflect interest on a gross basis rather than net for various inventory positions in 2010 and 2009.

•	To increase Interest expense by $300,000 for financing charges from our clearing bank not recorded in 2009 and 2008.

•	To reduce Interest expense by $900,000 for repurchase agreement interest expense improperly accrued in 2008.

•	To reduce Compensation and benefits by $2.0 million in 2010 as it relates to the reduction in revenues generated by the mortgage-backed securities business and for other charges in 2010 not included in our preliminary results as reported in our Current Report on Form 10-K, dated December 20, 2010.

•	To increase clearing and brokerage fees by $1.1 million for clearing ticket charges from our clearing bank not recorded in 2009 and 2008To reduce Income tax expense in 2010 and 2009 and to increase Income tax benefit in 2008 for the associated tax effect of the above items by $8.3 million, $3.1 million and $3.1 million, respectively.

	December 31, 2009
	As Previously
	Reported	Adjusted
	(In thousands)

Assets
Securities received as collateral	$68,494	$—
Other assets	488,789	489,035
Total assets	28,189,271	28,121,023
Liabilities
Obligation to return securities received as collateral	68,494	—
Payables:
Brokers, dealers and clearing organizations	889,687	905,350
Accrued expenses and other liabilities	941,210	936,242
Total liabilities	25,559,144	25,501,345
Stockholders’ equity
Retained earnings(1)	698,488	688,039
Total common stockholders’ equity	2,308,589	2,298,140
Total stockholders’ equity	2,630,127	2,619,678
Total liabilities and stockholders’ equity	28,189,271	28,121,023

(1)	The balance of Retained earnings as of January 1, 2009 has been adjusted from the amount presented in previously reported financial statements due to adjustments of $5.7 million, on an after tax basis, for differences identified between our records and the records of our clearing bank and for other items.

The impact of the adjustments were as follows:

•	To increase Payables to brokers, dealers and clearing organizations as of November 30, 2010 and December 31, 2009 related to our reconciling differences identified (and outlined above) with our clearing bank.

•	To increase Payables to brokers, dealers and clearing organizations for settlements of to-be-announced securities as of November 30, 2010 and for the incorrect accrual of interest on repurchase agreements and mortgage-backed securities coupon at December 31, 2009.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

•	To reduce Securities received as collateral and Obligation to return securities received as collateral for collateral arrangements recorded in error as of December 31, 2009.

•	To reduce Accrued expenses and other liabilities for the impact of compensation adjustments at November 30, 2010 and the related tax effects of the above items at November 30, 2010 and December 31, 2009.

The following tables set forth the effects of the adjustments on major caption items within our Consolidated Statement of Earnings for the quarters in 2010 and 2009.

	Three Months Ended
	August 31, 2010		May 31, 2010		March 31, 2010
	As Previously		As Previously		As Previously
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Principal transactions	$74,282	$71,044	$155,581	$153,986	$152,546	$150,380
Interest	152,546	239,557	150,187	243,183	150,020	218,935
Total revenues	609,257	693,030	740,640	832,041	658,619	725,368
Interest expense	89,159	175,761	71,110	164,504	75,377	145,313
Net revenues	520,098	517,269	669,530	667,536	583,242	580,055
Net revenues, less mandatorily redeemable preferred interest	522,635	519,806	667,512	665,518	581,194	578,007
Floor brokerage and clearing fees	30,244	30,111	35,849	35,508	30,730	30,637
Total non-interest expenses	443,441	443,308	522,179	521,838	455,644	455,551
Earnings before income taxes	79,194	76,498	145,333	143,680	125,550	122,456
Income tax expense	35,067	33,873	56,836	56,189	47,541	46,369
Net earnings	44,127	42,625	88,497	87,491	78,009	76,087
Net earnings to common shareholders	46,256	44,754	84,832	83,826	74,066	72,144
Earnings per common share:
Basic	$0.23	$0.22	$0.42	$0.41	$0.36	$0.35
Diluted	$0.23	$0.22	$0.41	$0.41	$0.36	$0.35

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

	Three Months Ended
	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Principal transactions	$132,685	$130,806	$338,552	$337,042	$250,236	$248,934	$122,376	$121,612
Interest	153,661	201,121	161,091	210,436	150,599	186,442	102,087	134,251
Total revenues	622,045	667,626	777,177	825,012	667,576	702,117	405,904	437,304
Interest expense	83,839	131,194	76,756	127,558	77,383	114,436	63,947	95,611
Net revenues	538,206	536,432	700,421	697,454	590,193	587,681	341,957	341,693
Net revenues, less mandatorily redeemable preferred interest	531,578	529,804	676,825	673,858	577,866	575,354	347,260	346,996
Floor brokerage and clearing fees	26,414	26,288	20,677	20,817	19,628	19,983	13,891	13,879
Total non-interest expenses	362,497	362,371	501,795	501,935	455,538	455,893	298,078	298,066
Earnings before income taxes	169,081	167,433	175,030	171,923	122,328	119,461	49,182	48,930
Income tax expense	68,742	68,006	65,210	64,053	48,333	47,200	16,756	16,669
Net earnings	100,339	99,427	109,820	107,870	73,995	72,261	32,426	32,261
Net earnings to common shareholders’	93,520	92,608	86,286	84,336	61,900	60,166	38,337	38,172
Earnings per common share:
Basic	$0.47	$0.46	$0.42	$0.42	$0.31	$0.30	$0.19	$0.19
Diluted	$0.46	$0.46	$0.42	$0.41	$0.30	$0.30	$0.19	$0.19

Executive Summary

Net revenues, less mandatorily redeemable preferred interest, for the eleven months ended November 30, 2010 increased 2% to a record $2,177.3 million as compared to $2,126.0 million for the twelve months ended December 31, 2009 primarily due to higher investment banking results, partially offset by lower sales and trading results over the periods. Non-interest expenses of $1,780.7 million for the eleven months ended November 30, 2010 reflected a 10% increase over the 2009 period primarily attributable to increased compensation and benefits costs, floor brokerage and clearing fees, technology and communications expenses and business development expenses. Compensation costs for the eleven month period ended November 30, 2010 were 59% of net revenues as compared to 55% for the twelve months ended December 31, 2009. Non-interest expenses for the eleven months ended November 30, 2010 also included our $6.8 million donation to various Haiti earthquake charities.

Net revenues, less mandatorily redeemable preferred interest, for 2009 increased 96% to $2,126.0 million as compared to $1,083.1 million for 2008 due to substantial increases in revenues across almost all product areas. Non-interest expenses of $1,618.3 million for 2009 reflected a decrease of 18% over the comparable 2008 period primarily attributable to decreases in compensation and benefit costs and other expenses, which included certain significant items in 2008, partially offset by increases in floor brokerage and clearing fees and technology and communications expenses.

The effective tax rate was 39% for the eleven months ended November 30, 2010 and 39% for 2009. The effective tax rate of 39% for 2009 was an increase in comparison to an effective tax rate of 33% for 2008.

Effective June 18, 2009, Jefferies & Company, our wholly owned subsidiary and a U.S. registered broker-dealer, was designated a Primary Dealer by the Federal Reserve Bank of New York (“FRBNY”). As a Primary Dealer, Jefferies & Company is a counterparty to the FRBNY in its open market operations, participates directly in U.S. Treasury auctions and provides market information and analysis to the trading desks at the FRBNY. Similarly, during the second half of 2009 and first half of 2010, Jefferies International Limited, our wholly owned subsidiary and a U.K. regulated broker-dealer, was designated in similar capacities for government bond issues in the United Kingdom, Germany, the Netherlands, Portugal and Austria, further expanding our global rates business.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

At November 30, 2010, we had 3,084 employees globally, compared to 2,628 at December 31, 2009 and 2,270 at December 31, 2008.

Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of this Transition Report on Form 10-K for the eleven months ended November 30, 2010.

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

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective sales and trading activities, which is a function of the mix of each business’ associated assets and liabilities and the related funding costs. Prior to the first quarter of 2010, we separately presented revenues attributed from our high yield business within our “Revenues by Source” statement. As our firm has continued to expand, particularly geographically, in the first quarter we began to integrate our high yield platforms within our overall fixed income business and now present our high yield net revenue within fixed income net revenue as of the first quarter of 2010. Reclassifications have been made to our previous presentation of “Revenues by Source” for the twelve months ended December 31, 2009 and 2008 to conform to the current presentation.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in thousands):

	Eleven Months Ended
	November 30,		Twelve Months Ended December 31,
	2010		2009		2008
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Equities	$522,914	24%	$468,161	22%	$529,709	52%
Fixed income	762,217	35	1,177,226	54	111,319	11
Other	—	—	7,672	1	—	—

Total sales and trading	1,285,131	59	1,653,059	77	641,028	63
Equity	126,363	6	89,807	4	62,396	6
Debt	347,471	16	193,187	9	55,266	5

Capital markets	473,834	22	282,994	13	117,662	12
Advisory	416,500	19	191,321	9	308,225	30

Investment banking	890,334	41	474,315	22	425,887	42
Asset management fees and investment income (loss) from managed funds:
Asset management fees	16,519	1	28,512	1	19,612	2
Investment income (loss) from managed funds	266	—	7,375	—	(72,541)	(7)

Total	16,785	1	35,887	1	(52,929)	(5)

Net revenues	2,192,250	100%	2,163,261	100%	1,013,986	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	14,916		37,248		(69,077)

Net revenues, less mandatorily redeemable preferred interest	$2,177,334		$2,126,013		$1,083,063

Net Revenues

2010 v. 2009 — Net revenues, before interest on mandatorily redeemable preferred interests, for the eleven months ended November 30, 2010 were a record $2,192.3 million, an increase of 1% over previous record 2009 net revenues of $2,163.3 million. The increase was primarily due to an increase of 88% in investment banking revenues to a record $890.3 million for fiscal 2010, and a 12% increase in equities sales and trading revenues from the 2009 year. These increases were partially offset by a 35% decline in fixed income revenues and a 53% decline in asset management revenues as compared with the prior year. Net revenues for the twelve months ended December 31, 2009 also included a gain on extinguishment of debt of $7.7 million as we repurchased approximately $20.3 million of our outstanding long-term debt during 2009.

2009 v. 2008 — Net revenues, before interest on mandatorily redeemable preferred interests, for the year ended December 31, 2009 were $2,163.3 million, more than double 2008 net revenues of $1,014.0 million. The increase was primarily due to increases of 958% in fixed income revenues, 11% in investment banking revenues and

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

168% in asset management revenues as we enhanced and developed our diversified businesses throughout 2009, partially offset by a 12% decline in equities revenues as compared with the prior year.

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.

The following reflects the number of trading days in the respective operational periods:

Eleven Months	Twelve Months	Twelve Months
Ended	Ended	Ended
November 30, 2010	December 31, 2009	December 31, 2008

230 days	252 days	253 days

Equities Revenue

Equities revenue is comprised of equity commissions and principal transactions revenue, correspondent clearing, prime brokerage services, electronic trading and execution product revenues and alternative investment revenues.

2010 v. 2009 — Total equities revenue was $522.9 million and $468.2 million, respectively, in fiscal 2010 and in 2009, a 12% increase from 2009. This increase in was primarily due to positive block trading opportunities, higher alternative investment revenues and enhanced results from certain strategic investment strategies. Growth in our international equities platform, an increased client base and balances in our prime brokerage business and stronger revenue generated by our equity derivative business with greater market volatility also contributed to an increase in equities revenue for 2010 over the prior period. Increases in equities revenue from these businesses was partially offset by a decline in revenues generated by our cash equities business, which was affected by reduced client volumes for the eleven month 2010 period consistent with lower overall trading volumes experienced by the major exchanges.

In November 2010, we entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price is dependent on the number and amount of client accounts that convert to the purchaser’s platform for which a final determination will be made during our fiscal 2011 third quarter. Equities revenues for the eleven months ended November 30, 2010 do not include any gain from transaction, which will be recognized upon final closing in fiscal 2011. Revenue from the sale of the accounts is not expected to be material to equities revenue and revenues from our correspondent clearing business were not significant to total equities revenues for the eleven months ended November 30, 2010 or the twelve months ended December 31, 2009.

2009 v. 2008 — Total equities revenue was $468.2 million and $529.7 million, respectively, in 2009 and 2008, representing a 12% decrease from 2008. The decrease in 2009 equities revenue as compared to 2008 was primarily driven by declines in revenues from our U.S. cash equities and securities lending businesses and declines in the trading results from certain principal equity trading strategies, which performed particularly well given market volatility in 2008. The decrease in revenues generated by our cash equities business is reflective of a decrease in customer trading volume, some of which reflects the direction of customer flow to electronic trading activities, and the decline in revenues generated by our securities lending business is primarily attributed to the low short term interest rates prevailing throughout the year. Revenues from prime brokerage services and electronic trading activities were up as compared to 2008 as market share and customer balances continued to grow. Equities revenues in 2008 were negatively impacted by writedowns on certain equity block trading activities due to the sharp overall decline in the equity markets and losses on our equity method investment in Jefferies Finance, LLC, which performed markedly better in 2009.

Fixed Income Revenue

Fixed income revenue primarily includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities,

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

municipal bonds, emerging markets debt, convertible securities, high yield and distressed securities, bank loans and commodities trading activities.

2010 v. 2009 — Fixed income market conditions during the eleven months ended November 30, 2010 were characterized by tightening bid offer spreads and Treasury yields as well as concerns over world economic conditions, particularly in the Eurozone. This is compared with fixed income market conditions for the twelve months ended December 31, 2009 which were more favorable for fixed income trading, including widening spreads, and a more favorable competitive landscape. This impact on the broad fixed income markets was partially offset by an improved market for high new issues of fixed income securities, particularly in the latter part of fiscal 2010. Fixed income revenue for the eleven month period ended November 30, 2010 as compared to the twelve months ended December 31, 2009 reflects the impact of the change in market conditions.

Fixed income revenue was $762.2 million for the eleven months ended November 30, 2010, down 35% from revenue of $1,177.2 million for the twelve months ended December 31, 2009. The decrease in revenue for fiscal 2010 reflects the challenging market conditions given economic disruption in certain world markets and the continued tightening of corporate bond and Treasury spreads. These factors had a dampening effect on customer flow across several of our fixed income businesses although improvement in overall volumes began in the fourth quarter of 2010 from the more recent quarterly periods. The decline in revenue for the 2010 period as compared to the 2009 period is largely attributed to declines in revenue from our corporate bond, U.S. government and agencies, mortgage-backed securities, emerging markets debt and convertible securities and bank loan trading activities as well as reduced revenues from certain principal transaction trading opportunities. The decline in revenue contributions was partially offset by revenue contributions for the eleven months ended November 30, 2010 from our European government bond trading business, which had commenced operations in the latter part of 2009 and significantly expanded its platform in Europe in the early part of 2010, and improved revenue results from our high yield and commodities sales and trading activities as compared to the 2009 period.

Revenues from our investment grade corporate bond, convertible securities and emerging markets debt trading activities for the eleven months ended November 30, 2010 were negatively affected by tightening credit spreads and the difficult conditions in world credit markets during the period and downward pressure on yields, although this was partially offset by positive trading opportunities in Latin American debt in the latter part of 2010. This is compared to a period of historically wide credit spreads during the twelve months ended December 31, 2009 and market volatility in the credit and convertible markets resulting in a considerably strong performance from our corporate bond and convertible securities trading business in the 2009 period. Emerging markets revenues were also particularly strong in 2009 as both volumes and market share were higher and we benefited from trading opportunities from new issuances and sovereign debt restructurings.

Continued tightening in Treasury yields and a consensus dampening on inflation during the eleven months ended November 30, 2010 contributed to the decline in trading revenues from our U.S. government and agencies business as compared to a favorable trading environment in the 2009 period. Mortgage-backed securities revenue decreased during the 2010 period on tightening bid offer spreads and a challenging international environment with an intensified sovereign debt crisis as compared to high levels of customer trading volume and certain exceptional trading opportunities in the comparable prior period. The expansion of our government and agencies platform in Europe, assisted by our appointment in several European jurisdictions as dealers for government bond issues results in additional fixed income generation for fiscal 2010 with increased customer flow volumes. High yield sales and trading revenue increased for the eleven months ended November 30, 2010 as compared to the twelve months ended December 31, 2009 benefiting from strong market conditions for high yield issuances and market volatility, although international high yield revenues were affected by the credit concerns within the Eurozone and losses on certain credit hedges impacted the contributions from our bank loan trading activities.

2009 v. 2008 — Fixed income revenues were a record $1,177.2 million, up from revenues of $111.3 million in 2008. The significantly higher revenues for 2009 reflected the continued growth of our fixed income businesses with strong contributions from our corporate bond, mortgage-backed securities, government and agencies, emerging markets, high yield and convertible debt trading businesses and the addition of municipal bond trading

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

activities as a result of our acquisition of Depfa in March 2009, nominally offset by lower commodities revenues. Corporate bond revenues were up substantially over the prior comparable period benefiting from continued growth in market share and record volume for the year. This resulted in increased principal transactions trading revenues, predominantly arising from customer flow business, partially muted by tightening credit spreads in the latter part of 2009. Significant increases in mortgage-backed securities revenues were driven by higher levels of customer trading volume, contributions from the ramp up of our international mortgage trading efforts and certain exceptional trading opportunities, as well as net interest revenue contributions from the yield on mortgage-backed securities trading inventory throughout the greater part of 2009. Increases in revenues from our government and agencies business also were driven by greater volumes with the expansion of our platform, including in connection with our role as a U.S. Primary Dealer beginning in June 2009. Emerging markets revenues included strong profits from its principal transactions activities, as both volumes and market share grew, assisted by trading opportunities from new issuances and sovereign debt restructurings, partly impacted by tightening yields during the year and reduced trading flows in the fourth quarter due to specific country events. Growth in convertible securities commissions and principal trading revenues for 2009 as compared to 2008 is partly a result of expanding market share and the addition of sales and trading personnel and is reflective of improved results from 2008, which was characterized by net principal transaction losses given the difficult market conditions and high market volatility for the sector in 2008. The increase in high yield revenues was driven primarily by an increase in sales volumes generating high commission revenue, as well as significant net principal transaction gains, given certain exceptional trading opportunities and overall improved markets. High yield revenues also reflected the expansion of our bank loan trading business throughout 2009, which benefited from increased trading volume as well as favorable market opportunities, partially offset by losses on credit hedges. Considerably higher high yield revenues in 2009 is also reflective of the significant impact of principal transaction losses in 2008 as asset values declined in a severely unfavorable market.

Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 66%, 66% and 63% of such results for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 and 2008, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings (loss) to noncontrolling interests in our Consolidated Statements of Earnings.

Investment Banking Revenue

We provide a full range of financial advisory services to our clients across nearly all industry sectors in both the U.S. and international markets. Capital markets revenue includes underwriting revenue related to debt and equity convertible financing services. Advisory revenue is generated from our advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenue (in thousands):

	Eleven Months
	Ended
	November 30,	Twelve Months Ended December 31,		% Change
	2010	2009	2008	2010/2009	2009/2008

Equity	$126,363	$89,807	$62,396	41%	44%
Debt	347,471	193,187	55,266	80%	250%

Capital markets	473,834	282,994	117,662	67%	141%
Advisory	416,500	191,321	308,225	118%	(38)%

Total	$890,334	$474,315	$425,887	88%	11%

2010 v. 2009 — Investment banking revenues were a record $890.3 million for the eleven months ended November 30, 2010 as compared to revenues of $474.3 million for the twelve months ended December 31, 2009, an 88% increase. Capital markets revenues totaled $473.8 million for the eleven months ended November 30, 2010, compared to $283.0 million for 2009, reflecting the strengthening in our market share and bookrunner roles in

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

capital markets underwritings, improved market environment for debt and equity underwritings, and the contribution of our mortgage securities origination platform. Revenues from our advisory business of $416.5 million for 2010 were double the prior year revenues of $191.3 million, reflective of the overall strengthened market for mergers and acquisitions activity and were generated from a broad range of clients and transactions. Investment banking revenues overall benefited in the 2010 period from the addition of professional talent and capabilities during 2010 and the continued build out of client coverage efforts.

2009 v. 2008 — Capital markets revenues totaled $283.0 million for the year ended December 31, 2009, compared to $117.7 million for 2008, reflecting an overall improvement in the capital markets in the second half of 2009 for both debt and equity underwritings, the contribution of our mortgage securities origination platform and the addition of our municipal securities underwriting capabilities during 2009. Revenues from our advisory business of $191.3 million for 2009 were down compared to the prior year revenues of $308.2 million, reflective of the overall decline in closed mergers and transaction volume for these comparative periods as experienced by the investment banking advisory sector as a whole and as compared to strong advisory revenue performance in the first part of 2008. The decline in mergers and acquisition revenues was partially offset by revenues generated by our restructuring advisory practice throughout 2009.

Asset Management Fees and Investment Income (Loss) from Managed Funds

Asset management revenues include revenues from management, administrative and performance fees from funds and accounts managed by us, revenues from asset management and performance fees from related party managed funds and investment income (loss) from our investments in these funds. The following summarizes revenue from asset management fees and investment income (loss) for the eleven months ended November 30, 2010, and the twelve months ended December 31, 2009 and 2008 (in thousands):

	Eleven Months
	Ended	Twelve Months Ended
	November 30,	December 31,
	2010	2009	2008

Asset management fees:
Fixed Income	$3,590	$6,740	$8,548
Equities	3,708	2,912	1,430
Convertibles	5,429	17,808	9,619
Commodities	3,792	1,052	15

	16,519	28,512	19,612
Investment income (loss) from managed funds(1)	266	7,375	(72,541)

Total	$16,785	$35,887	$(52,929)

(1)	Of the total investment income (loss) from managed funds, $0.2 million, $45,000 and $1.7 million is attributed to noncontrolling interest holders for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 and 2008, respectively.

2010 v. 2009 — Asset management fees decreased to $16.5 million for the eleven months ended November 30, 2010 as compared to asset management fees of $28.5 million for 2009, primarily due reduced performance fee revenue generated by our global convertible bond fund business in 2010 as compared to 2009. Investment income from managed funds totaled $0.3 million for 2010 as compared to investment income of $7.4 million for 2009 primarily due to losses on our investment in one equity fund and reduced revenues generated from portfolio strategies in our convertible bond fund business, partially offset by improved valuations in our investment in Jefferies Capital Partners IV L.P.. Additionally, investment income for the twelve months ended December 31, 2009 included returns on our investment in managed collateralized loan obligations (“CLOs”), which are now included within Principal transaction revenues as our contracts to manage the CLOs were sold in January 2010.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

2009 v. 2008 — Asset management fees increased to $28.5 million for the year ended December 31, 2009 as compared to asset management fees of $19.6 million for 2008, primarily as a result of strong performance fee revenue generated by our global convertible bond fund business, solid results from our managed equity funds in the financial services and technology sectors and from fee revenue generated on new commodity managed accounts opened during 2009. Investment income from managed funds totaled $7.4 million for 2009 as compared to an investment loss of $72.5 million for 2008 primarily due to investment revenues generated from portfolio strategies in our convertible bond fund business and improved asset valuations for our managed CLOs as compared to 2008, partially offset by investment losses in certain private equity funds in 2009. Investments results in 2008 were also negatively impacted by the liquidation of several of our managed funds during 2008.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009

Assets under management(1)(3):
Fixed Income	$—	$1,607
Equities	88	80
Convertibles	1,863	1,737
Real Assets	13	—

	1,964	3,424

Assets under management by related parties(2):
Private Equity(4)	592	600

	592	600

Total	$2,556	$4,024

(1)	Assets under management include assets actively managed by us including hedge funds and managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Related party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.

(3)	Assets under management are based on the fair value of the assets.

(4)	Assets under management represent either the capital commitment to a fund or carrying value of a fund depending on how management fees are calculated as governed by the partnership or management agreement.

On January 29, 2010, contracts to manage CLOs, which were included as assets under management at December 31, 2009, were sold to Babson Capital Management, LLC. We no longer manage the CLOs, but are entitled to receive a portion of the asset management fees for the remaining life of the contracts.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

Change in Assets under Management

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,	%
	2010	2009	Change
	(In millions)

Balance, beginning of period	$4,024	$3,491	15%

Net cash flow out	(1,286)	(468)
Net market (depreciation) appreciation	(182)	1,001

	(1,468)	533

Balance, end of period	$2,556	$4,024	(36)%

The net decrease in assets under management of $1.5 billion during the eleven months ended November 30, 2010 is primarily attributable to the sale of our contracts to manage certain CLOs and market depreciation in the underlying assets in a third party managed private equity fund, partially offset by capital commitments to the Jefferies Capital Partners V L.P. private equity fund, which was launched during the third quarter of 2010. The net increase in assets under management of $533 million during the twelve months ended December 31, 2009 is primarily attributable to market appreciation of the underlying assets in our global convertible bond funds and in managed CLOs, partially offset by redemptions from our global convertible bond funds.

We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows:

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
(notional account value)	2010	2009
	(In millions)

Managed Accounts:
Equities	$147	$51
Commodities	802	509

	$949	$560

Change in Managed Accounts

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
(notional account value)	2010	2009
	(In millions)

Balance, beginning of period	$560	$—
Net account additions	372	534
Net account appreciation	17	26

Balance, end of period	$949	$560

The change in the notional account value of managed accounts for the eleven months ended November 30, 2009 is primarily attributed to the additions of new equity and commodity accounts where the management fees are assessed on the agreed upon notional account value.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The following table presents our invested capital in managed funds at November 30, 2010 and December 31, 2009 (in thousands):

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009

Unconsolidated funds(1)	$131,024	$115,009
Consolidated funds(2)	53,843	44,441

Total	$184,867	$159,450

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds that we have consolidated.

Compensation and Benefits

Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards, the amortization of certain nonannual share-based and cash compensation to employees. Annual share-based awards to employees as a part of year end compensation contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards.

Accordingly, the compensation expense for share-based awards granted at year end as part of annual compensation is fully recorded in the year of the award

2010 v. 2009 — Compensation and benefits expense totaled $1,282.6 million for the eleven months ended November 30, 2010, a ratio of compensation and benefits to net revenues of 59%. This is in comparison to compensation and benefits expense of $1,196.0 million for the twelve months ended December 31, 2009, with a ratio of compensation and benefits expense to net revenues of 55%. Employee headcount increased to 3,084 employees globally as compared to 2,628 global employees at December 31, 2009. The increase in compensation and benefits expense in 2010 as compared to 2009 is consistent with the increased staffing levels both domestically and internationally in connection with our business growth. The increase in compensation and benefits expense and the related ratio of compensation expense to net revenues for the eleven months ended November 30, 2010 as compared to the twelve months ended December 31, 2009 is also reflective of significant investments in our support groups. Compensation and benefits expense in 2010 includes the cost of the fair value of restricted stock and RSUs granted to employees (other than our two most senior executive officers) as part of year end bonus compensation. Compensation costs for 2010 also include share-based amortization expense for senior executive awards granted in January 2010 and nonannual share-based awards to other employees.

On March 30, 2010, the U.S. President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”). Jefferies currently provides its employees and their eligible dependants with health insurance. Our insurance plan is self-insured (with stop loss coverage for large claims) administered by a third party. Former employees who meet age and service criteria are eligible for retiree coverage both before and after age 65. Jefferies does not subsidize any medical benefits for such former employees and therefore receives no Medicare Part D subsidy to help pay for prescription drug coverage. Because we never received the subsidy, the elimination of this subsidy will have no impact on us. Other health care mandated

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

provisions under the Acts, such as dependant coverage to age 26 and elimination of waiting periods and lifetime benefit limits are not expected to have material effect on the cost of the health plan.

2009 v. 2008 — Compensation and benefits expense totaled $1,196.0 million for the year ended December 31, 2009, a ratio of compensation and benefits to net revenues of 55%. This is in comparison to compensation and benefits expense of $1,522.2 million for the year ended December 31, 2008, with a ratio of compensation and benefits to net revenues of 150%. The decrease in compensation and benefits expense in 2009 as compared to 2008 is primarily the result of expensing in 2008 share-based compensation awarded to employees in previous years of approximately $302.6 million, expenses associated with share-based compensation awards granted to employees in December 2008 of approximately $74.0 million, expenses in 2008 associated with the modification of outstanding employee loans of approximately $33.0 million, and severance costs incurred during 2008 of $71.0 million. These factors that contributed to the net decline in compensation and benefits expense in 2009 as compared to 2008 are partially offset by increases in compensation and benefits expense during 2009 due to added revenue from our expanding fixed income and equity businesses and increased staffing levels both domestically and internationally in connection with our business growth. Compensation and benefits expense in 2009 includes the cost of 100% of the fair value of restricted stock and RSUs granted to employees (other than our two most senior executive officers) as part of year end bonus compensation. The impact of bank payroll tax legislation in the U.K. and other foreign governments was not accrued for in 2009 and we have determined, at this time, that we are not subject to the scope of the legislation based on our capital base.

Non-Compensation Expenses

2010 v. 2009 — Non-compensation expenses were $498.0 million for the eleven months ended November 30, 2010, an 18% increase as compared to expenses of $422.3 million for the twelve months ended December 31, 2009, which reflects an increase in floor brokerage and clearing fees due to added business platforms, an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections, an increase in business development expense commensurate with our focused efforts of strengthening our presence and globalizing our client base and an increase in professional services as we build our infrastructure to support our business growth. Other non-interest expenses for the eleven months of 2010 also include our donation to Haiti earthquake related charities in January 2010, of which $6.8 million is reflected in Other expenses, an increase in assessments from SIPC consistent with SIPC rate increases for the overall industry and the writeoff of certain trade and loan receivables.

2009 v. 2008 — Non-compensation expenses were $422.3 million for the year ended December 31, 2009, a 6% decrease as compared to 2008, which is primarily attributed to lower business development expenses and other expenses as a result of the cost reduction initiatives enacted at the end of 2008. Additionally, the decline in other expenses in comparing 2009 to 2008 is primarily attributed to losses within other expenses in the second half of 2008 incurred in connection with unwinding certain securities lending transactions with Lehman Brothers and Landsbankinn as counterparties and other credit losses attributed to exposures from Lehman Brothers. The decrease in non-compensation expenses due to these factors is partially offset by an increase in floor brokerage and clearing fees due to the level of trading volume throughout most of 2009 and increased technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections.

Earnings / (Loss) Before Income Taxes

Earnings before income taxes was $396.7 million for the eleven months ended November 30, 2010 down from $507.7 million for the twelve months ended December 31, 2009 and a loss before income taxes of $(888.2) million for the twelve months ended December 31, 2008.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

Income Taxes

The provision for income taxes was a tax expense of $156.4 million, a tax expense of $195.9 million and a tax benefit of $293.4 million for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, and 2008, respectively. The provision for income taxes resulted in effective tax rates of 39%, 39% and 33%, respectively. The increase in our effective tax rate for the year ended December 31, 2009 as compared to 2008 is attributable to a marginally higher increase in the balance of unrecognized tax benefits coupled with the 2008 effective tax rate having been driven down by a loss to noncontrolling interests in 2008.

Earnings /(Loss) per Common Share

Diluted net earnings per common share was $1.09 for the eleven months ended November 30, 2010 on 200,511,000 shares compared to earnings per common share of $1.35 for the twelve months ended December 31, 2009 on 204,572,000 shares and diluted (loss) earnings per common share of $(3.30) for the twelve months ended December 31, 2008 on 166,163,000 shares. Convertible preferred stock dividends were not included in the calculation of diluted (loss) earnings per common share for the year ended December 31, 2008 due to their antidilutive effect on (loss) earnings per common share. See Note 17, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings (loss) per common share.

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

We believe our application of GAAP and the associated estimates are reasonable. Our accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

We believe our critical accounting policies (policies that are both material to the financial condition and results of operations and require our most subjective or complex judgments) are our valuation of financial instruments, assessment of goodwill and our use of estimates related to compensation and benefits during the year. For further discussion of these and other significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in our consolidated financial statements.

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

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of November 30, 2010 and December 31, 2009 (in thousands):

	November 30, 2010		December 31, 2009
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased

Corporate equity securities	$1,565,793	$1,638,372	$1,500,042	$1,360,528
Corporate debt securities	3,630,616	2,375,925	2,412,134	1,909,781
Government, federal agency and other sovereign obligations	5,191,973	4,735,288	1,762,643	1,735,861
Mortgage- and asset-backed securities	4,921,565	129,384	3,089,435	21,474
Loans and other receivables	434,573	171,278	591,208	363,080
Derivatives	119,268	59,552	62,117	18,427
Investments	77,784	—	70,156	—

	$15,941,572	$9,109,799	$9,487,735	$5,409,151

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

Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 5 to the consolidated financial statements.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class (in thousands):

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	November 30,	December 31,	November 30,	December 31,
	2010	2009	2010	2009

Loans and other receivables	$227,596	$506,542	$47,228	$352,420
Residential mortgage-backed securities	132,359	136,496	—	—
Investments	77,784	65,564	—	—
Corporate debt securities	73,408	116,648	—	—
Collateralized debt obligations	31,121	9,570	—	—
Corporate equity securities	22,619	43,042	38	—
Commercial mortgage-backed securities	6,004	3,215	—	—
Other asset-backed securities	567	110	—	—
U.S. issued municipal securities	472	420	—	—
Derivatives	—	1,909	2,346	4,926
Sovereign obligations	—	196	—	—

Total Level 3 assets	571,930	883,712	49,612	357,346
Level 3 assets for which the firm bears no economic exposure(1)	(204,139)	(379,153)	—	—

Level 3 assets for which the firm bears economic exposure	$367,791	$504,559	$49,612	$357,346

Total Level 3 as a percentage of total financial instruments	4%	9%	0.5%	7%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other liabilities of approximately $85.7 million at November 30, 2010.

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Eleven Months
	Ended
	November 30,	Twelve Months Ended December 31,
	2010	2009	2008

Assets:
Transfers from Level 3 to Level 2	$163.9	$126.1	$143.5
Transfers from Level 2 to Level 3	25.3	143.8	222.4
Net gains (losses)	107.5	43.3	(123.3)
Liabilities:
Transfers from Level 3 to Level 2	$93.3	$5.1	$1.6
Transfers from Level 2 to Level 3	0.04	3.0	22.5
Net losses	2.3	2.3	20.2

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

See Note 5, Financial Instruments, in the consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

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

Goodwill

At least annually we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the market place. As a result of our change in fiscal year end from December 31 to November 30, we determined that an annual goodwill impairment testing date of June 1 is preferable under the circumstances to September 30. Accordingly, during the year ended November 30, 2010, we changed the date of our annual goodwill impairment testing to June 1. The change in the annual goodwill impairment testing date was made to keep the test in the same time frame, as it was before our change in fiscal year end, and to move it to a time of year when our resources are less constrained. This change in our goodwill impairment testing date is deemed a change in accounting principle. We believe that the change in accounting principle does not delay, accelerate, or avoid a goodwill impairment charge and does not result in adjustments to our consolidated financial statements when applied retrospectively. We have completed our annual test of goodwill impairment as of June 1, 2010 and less than twelve months have elapsed between annual tests. No impairment was identified.

Compensation and Benefits

A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual total compensation among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the mix of our revenues and the timing of expense recognition. Our three month period ended November 30, 2010 reflects the actual total compensation and benefits we expect to pay for the eleven month period.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

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

During 2010, market conditions have continued to improve and we have experienced access to additional liquidity providers and increased funding availability. Throughout the fiscal year, this has resulted in a reduction in financing haircuts on certain asset classes as well as an expansion of asset classes being financed. These conditions point to further growth within funding markets that are now available to Jefferies. We expect significant liquidity in the short term part of the market (one year and less) will continue to present funding opportunities in multiple asset classes. Additionally, the growth in our customer liquidity pools made available to Jefferies have corresponded with the growth of Jefferies business activity. In 2009, Jefferies & Company, our U.S. registered broker-dealer, was named as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International, Ltd., our U.K. regulated broker-dealer, has been designated in a similar capacity in five countries in Europe. This designation has allowed the firm access to additional funding in the U.S. and certain regions of Europe.

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

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

Liquidity

We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	November 30,	December 31,
	2010	2009

Cash and cash equivalents:
Cash in banks	$325,227	$196,189
Money market investments	1,863,771	1,656,978

Total cash and cash equivalents	$2,188,998	$1,853,167

The majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for a large portion of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at the collateral haircut levels of 10% or less. Additionally, agency mortgage-backed securities, which are eligible to be delivered to and cleared by the Fixed Income Clearing Corporation, are considered to be liquid. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2010 (in thousands):

		Unencumbered Liquid
	Liquid Financial	Financial
	Instruments	Instruments

Corporate equity securities	$1,453,744	$264,603
Corporate debt securities	2,813,465	223,455
Government, federal agency and other sovereign obligation	5,159,605	168,523
Mortgage- and asset-backed securities	3,607,895	—

	$13,034,709	$656,581

In addition to being able to be readily financed at modest haircut levels, we estimate that each of the individual securities within each asset class could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated.

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

The principal elements of our liquidity management framework are our Contingency Funding Plan and our Cash Capital Policy.

•	Contingency Funding Plan. Our Contingency Funding Plan is designed based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements, (d) lower availability of secured

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

funding; (e) client cash withdrawals; (f) the anticipated funding of outstanding investment commitments and (g) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $7,030.5 million as of November 30, 2010 exceeded our cash capital requirements.

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

Analysis of Financial Condition and Capital Resources

We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. As our government and agencies fixed income business has expanded throughout 2009 and 2010 both domestically and internationally, a greater portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities, for which there is a deep and liquid market. While our balance sheet may fluctuate given our continued expansion into new business areas and the need to maintain inventory to serve growing client activity, our overall balance sheet during the reported periods remained materially consistent with the balances at the end of each reporting period. In 2009, average total assets for each quarter varied from that quarter’s ending total assets in a range from -7% to +13%. During the eleven months ended November 30, 2010, average total assets were respectively approximately 3% higher than at November 30, 2010.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The following table provides detail on key balance sheet asset and liability line items (in millions):

	November 30,	December 31,
	2010	2009	% Change

Total assets	$36,726.5	$28,121.0	31%
Financial instruments owned	15,941.6	9,487.7	68%
Financial instruments sold, not yet purchased	9,109.8	5,409.2	68%
Total Level 3 assets	571.9	883.7	(35)%
Level 3 assets for which we have economic exposure	367.8	504.6	(27)%
Securities borrowed	8,152.7	8,238.0	(1)%
Securities purchased under agreements to resell	3,252.3	3,515.2	(7)%

Total securities borrowed and securities purchased under agreements to resell	$11,405.0	$11,753.2	(3)%

Securities loaned	$3,109.0	$3,592.8	(13)%
Securities sold under agreements to repurchase	10,684.1	8,239.1	30%

Total securities loaned and securities sold under agreements to repurchase	$13,793.1	$11,831.9	(17)%

The increase in total assets at November 30, 2010 from December 31, 2009 is primarily due to an increase in the level of our financial instruments owned inventory. The increase in our inventory level of our financial instruments owned, including securities pledged to creditors, is coupled with a commensurate increase in the level of our financial instruments sold, not yet purchased over this time period.

A significant portion of the increase in our total financial instruments owned inventory is increased holdings of government and agency securities. Our inventory of government, federal agency and other sovereign obligations increased from $1.8 billion at December 31, 2009 to $5.2 billion at November 30, 2010. This net increase in our inventory positions (long and short inventory) is primarily attributed to the further build out of our U.S. government and agencies and other sovereign debt trading businesses, both domestically and internationally, as we were designated a Primary Dealer in the U.S. during 2009 and in similar capacities in several European jurisdictions as well during the latter part of 2009. These inventory positions are substantially comprised of the most liquid securities in the asset class with a significant portion in holdings of securities of G-7 countries. Our market risk exposure to Portugal, Italy, Ireland, Greece and Spain was negligible at November 30, 2010. Our net inventory positions also increased as of November 30, 2010 from December 31, 2009 due to increased opportunities in the high yield corporate debt market and the growth of our mortgage-backed securities platform. Our mortgage- and asset-backed securities inventory increased by 59%, from $3,089.4 million at December 31, 2009 to $4,921.6 million at November 30, 2010. We continually monitor our overall mortgage- and asset-backed securities exposure, including the inventory turnover rate, which confirms the liquidity of the overall asset class.

Of our total Financial instruments owned, approximately 81% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. In addition, our Financial instruments owned consists of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these modeled levels.

At November 30, 2010, our Level 3 assets for which we have economic exposure was 2% of our total assets at fair value as compared to 5% at December 31, 2009 and is reflective of the sale during the period of certain distressed equity, corporate debt and mortgage-backed securities that were classified within Level 3. Level 3 mortgage- and asset-backed securities represent 3% of total mortgage- and asset-backed securities inventory at both

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

November 30, 2010 and 5% at December 31, 2009 and represent 24% and 16% of total Level 3 assets at November 30, 2010 and December 31, 2009, respectively.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 3% from December 31, 2009 to November 30, 2010 due to a reduction in matched booked activity for our Equities securities financing business given reduced market opportunities for returns on this activity in the low interest rate environment. This was offset by growth in our government and agencies and mortgage-backed securities business, which utilize securities financing activity to support inventory balances. These assets are turned over on a frequent basis. The average increase in our securities financing assets and liabilities was 11% and 7%, respectively, higher than month end balances for the eleven months ended November 30, 2010. In 2009, our average securities financing assets and liabilities for each quarter varied from quarter end in a range of -12% to +17%.

The following table presents our period end balance, average quarterly balance and maximum balance at any month end within a quarter for the quarterly periods in 2010, 2009 and 2008 for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Eleven Months
	Ended
	November 30,	Twelve Months Ended December 31,
	2010	2009	2008

Securities Purchased Under Agreements to Resell
Period end	3,252	3,515	1,247
Quarterly average	3,769	3,521	3,152
Maximum month end	4,983	4,984	5,527
Securities Sold Under Agreements to Repurchase
Period end	10,684	8,239	6,727
Quarterly average	11,464	8,936	7,049
Maximum month end	14,447	12,688	9,098

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. During 2008 and early 2009, the level of our repurchase activity trended downward as we sought to maintain lower balance sheet levels during these periods given the broader industry liquidity disruptions that were occurring. The subsequent general growth in outstanding repo activity from early 2009 through 2010 is reflective of supporting our overall business growth, particularly the continued expansion of our mortgage-backed securities sales and trading platform, our appointment as a U.S. Federal Reserve Primary Dealer in June 2009 and our appointment in similar capacities in various European jurisdictions. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is impacted in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market. As reflected above, month end balances may be higher or lower than average period balances.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of November 30, 2010 and December 31, 2009 (in thousands):

	November 30,	December 31,
	2010	2009

Total assets	$36,726,543	$28,121,023
Deduct: Securities borrowed	(8,152,678)	(8,237,998)
Securities purchased under agreements to resell	(3,252,322)	(3,515,247)
Add: Financial instruments sold, not yet purchased	9,109,799	5,409,151
Less derivative liabilities	(59,552)	(18,427)

Subtotal	9,050,247	5,390,724
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,636,755)	(1,089,803)
Goodwill and intangible assets	(368,078)	(368,670)

Adjusted assets	$32,366,957	$20,300,029

Total stockholders’ equity	$2,810,965	$2,619,678
Deduct: Goodwill and intangible assets	(368,078)	(368,670)

Tangible stockholders’ equity	$2,442,887	$2,251,008

Leverage ratio(1)	13.1	10.7

Adjusted leverage ratio(2)	13.2	9.0

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from November 30, 2010 to December 31, 2009 commensurate with the increase in our trading inventory and consistent with growth and expansion of our trading business year over year. A significant portion of the increase in our trading inventory is due to the expansion of our government and agencies business which trades in highly liquid U.S. government and agency securities and other G-7 government securities.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

Capital Resources

We had total long-term capital of $7.0 billion and $5.8 billion resulting in a long-term debt to equity capital ratio of 1.50:1 and 1.21:1, at November 30, 2010 and December 31, 2009, respectively. Our total capital base as of November 30, 2010 and December 31, 2009 was as follows (in thousands):

	November 30,	December 31,
	2010	2009

Long-Term Debt	$3,778,681	$2,729,117
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	315,885	318,047
Total Stockholders’ Equity	2,810,965	2,619,678

Total Capital	$7,030,531	$5,791,842

Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities financing transactions. This is also augmented by our $1,061.5 million of uncommitted secured and unsecured bank lines, including $1,025.0 million of bank loans and $36.5 million of letters of credit. Of the $1,061.5 million of uncommitted lines of credit, $261.5 million is unsecured and $800 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Bank loans represent temporary (usually overnight) secured and unsecured short term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of November 30, 2010 and December 31, 2009. Average daily bank loans for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 were $23.8 million and $41.1 million, respectively.

Our ability to support increases in total assets was further enhanced by the cash proceeds from our $700 million senior unsecured debt issuances in 2009; and our issuance of $345 million convertible senior debentures in October 2009, which further demonstrates our access to long-term funding in the capital markets. Additionally, we issued $400 million and $150 million in unsecured senior notes in June and July 2010 with maturities of approximately 11 years and $500.0 million in unsecured senior notes in November 2010 with a maturity of 5 years. As of November 30, 2010, our long-term debt has an average maturity of 9.9 years, we have no scheduled debt maturities until 2012.

Our long-term debt ratings are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB	Stable

We rely upon our cash holdings and external sources to finance a significant portion of our day to day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings.

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of November 30, 2010. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
			2013	2015	2017
			and	and	and
	2011	2012	2014	2016	Later	Total

Debt obligations:
Senior notes (contractual principal payments net of unamortized discounts and premiums)	$—	$306.0	$249.0	$847.9	$2,375.8	$3,778.7
Interest payment obligations on senior notes	241.4	224.7	428.6	372.1	1,143.4	2,410.2
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	4.1	4.1	8.1	8.1	77.7	102.1

	245.5	534.8	685.7	1,228.1	3,721.9	6,416.0

Commitments and guarantees:
Equity commitments	0.5	0.1	9.8	3.4	217.8	231.6
Loan commitments	150.0	12.8	75.5	28.8	—	267.1
Mortgage-related commitments	575.1	262.7	67.2	—	—	905.0
Forward starting repos	321.8	—	—	—	—	321.8
Derivative contracts:
Derivative contracts — non credit related	16,528.3	3,379.0	6.2	15.0	—	19,928.5
Derivative contracts — credit related	—	—	37.6	163.4	29.7	230.7

	17,575.7	3,654.6	196.3	210.6	247.5	21,884.7

	$17,821.2	$4,189.4	$882.0	$1,438.7	$3,969.4	$28,300.7

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases. Future minimum lease payments for all noncancelable operating leases at November 30, 2010 are as follows for the calendar periods through 2022 (in thousands):

	Gross	Subleases	Net

2011	$51,165	$6,245	$44,920
2012	47,944	5,653	42,291
2013	45,937	5,436	40,501
2014	37,495	4,988	32,507
2015	21,721	2,372	19,349
Thereafter	103,337	2,521	100,816

	$307,599	$27,215	$280,384

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 19, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned — derivative contracts or Financial instruments sold, not yet purchased — derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, “Summary of Significant Accounting Policies,” Note 5, “Financial Instruments,” and Note 6, “Derivative Financial Instruments,” to the consolidated financial statements.

We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. At November 30, 2010, we did not have any commitments to purchase assets from our securitization vehicles. At November 30, 2010, we held $725.1 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 8, “Securitization Activities and Variable Interest Entities,” to the consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 18, “Income Taxes,” to the consolidated financial statements for further information.

Equity Capital

Common stockholders’ equity increased to $2,478.0 million at November 30, 2010 from $2,298.1 million at December 31, 2009. The increase in our common stockholders’ equity during the eleven months ended November 30, 2010 is principally attributed to net earnings to common shareholders of $223.7 million and share-based compensation awards. This increase in our common stockholders’ equity is partially offset by dividend and dividend equivalents paid during the eleven months ended November 30, 2010 and repurchases of approximately 5.7 million shares of our common stock during the period, which increased our treasury stock by $140.1 million.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share data):

	November 30, 2010	December 31, 2009

Common stockholders’ equity	$2,477,989	$2,298,140
Less: Goodwill and intangible assets	(368,078)	(368,670)

Tangible common stockholders’ equity	$2,109,911	$1,929,470
Common stockholders’ equity	$2,477,989	$2,298,140
Add: Unrecognized compensation(6)	160,960	53,512

Adjusted common stockholders’ equity	$2,638,949	$2,351,652
Tangible common stockholders’ equity	$2,109,911	$1,929,470
Add: Unrecognized compensation(6)	160,960	53,512

Adjusted tangible common stockholders’ equity	$2,270,871	$1,982,982
Shares outstanding	171,694,146	165,637,554
Outstanding restricted stock units(5)	28,734,563	27,404,347

Adjusted shares outstanding	200,428,709	193,041,901
Common book value per share(1)	$14.43	$13.87

Adjusted common book value per share(2)	$13.17	$12.18

Tangible common book value per share(3)	$12.29	$11.65

Adjusted tangible common book value per share(4)	$11.33	$10.27

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.

Tangible common stockholders’ equity, adjusted common stockholders’ equity, adjusted tangible common stockholders’ equity, adjusted common book value per share, tangible common book value per share, and adjusted tangible common book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. Goodwill and other intangible assets are subtracted from common stockholders’ equity in determining tangible common stockholders’ equity as we believe that goodwill and other intangible assets do not constitute operating assets, which can be deployed in a liquid manner. The cost of restricted stock and restricted stock units that have been granted but for which the costs will be recognized in the future with the related service requirements is added to common stockholders’ equity and tangible common stockholders’ equity in determining adjusted common

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

stockholders’ equity and adjusted tangible common stockholders’ equity, respectively, as we believe that this is reflective of current capital outstanding and of the capital that would be required to be paid out at the balance sheet date. We calculate adjusted common book value per share as adjusted common stockholders’ equity divided by adjusted shares outstanding. We believe the adjustment to shares outstanding for outstanding restricted stock units reflects potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible common stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors. In determining adjusted common stockholders’ equity, adjusted tangible common stockholders’ equity, adjusted common book value per share and adjusted tangible common book value per share, prior to November 30, 2010, we did not adjust Common stockholders’ equity for the restricted stock units for which the costs will be recognized in the future. Amount presented for prior periods have been conformed to reflect this calculation adjustment.

On December 30, 2009, we granted 5,384,000 shares of restricted stock as part of year end compensation. The closing price of our common stock was $23.77 on December 30, 2009. These shares were issued in the first three months of 2010 and increased shares outstanding as of November 30, 2010. On January 19, 2010, we granted 232,288 shares of restricted stock and 2,990,708 restricted stock units to senior executives as part of 2009 year end and future compensation arrangements for which no compensation expense was recognized in the results of operations for the year ended December 31, 2009. The shares of restricted stock were issued during the first three months of 2010 and increased shares outstanding at November 30, 2010. Shares underlying the restricted stock units will be issued in 2013, but are included in outstanding restricted stock units as of November 30, 2010 and increased adjusted shares outstanding. In addition, we issued approximately 4.2 million shares of restricted stock during the eleven months ended November 30, 2010, primarily in connection with awards to new employees. The increase in shares outstanding is offset by repurchases of 5.7 million shares at an average price of $24.66 during the eleven months ended November 30, 2010.

On November 29, 2010, we granted 5,062,000 shares of restricted stock and 127,000 restricted stock units as part of year end compensation. The closing price of our common stock was $24.28 on November 29, 2010. The shares of restricted stock will be issued in the first quarter of 2011 and will increase shares outstanding. Shares underlying the restricted stock units will be issued in future periods, but are included in outstanding restricted stock units as of November 30, 2010 and increased adjusted shares outstanding.

At November 30, 2010, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 8,800,122 shares of our common stock at an effective conversion price of approximately $39.20 per share.

On January 19, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on March 15, 2010; on June 22, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on August 16, 2010; on September 21, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on November 15, 2010; and on December 17, 2010, we declared a quarterly dividend of $0.075 in cash per share of common stock payable on February 15, 2011. We did not declare dividends on our common stock to be paid during 2009.

Net Capital

Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

As of November 30, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

		Excess Net
	Net Capital	Capital

Jefferies	$585,123	$513,455
Jefferies Execution	$12,549	$12,299
Jefferies High Yield Trading	$517,577	$517,327

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

Risk Management

Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness and profitability. We seek to identify, assess, monitor and manage the following principal risks involved in our business activities: market, credit, operational, legal and compliance, new business, reputational and other. Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification.

Market Risk.  The potential for changes in the value of financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Market risk arises from marketmaking, proprietary trading, underwriting, specialist and investing activities. We seek to manage our exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

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

JEFFERIES GROUP, INC AND SUBSIDIARIES — (Continued)

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

Legal and Compliance Risk.  Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, antimoney laundering and record keeping. We also maintain an anonymous hotline for employees or others to report suspected inappropriate actions by us or by our employees or agents.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We use a number of quantitative tools to manage our exposure to market risk. These tools include:

•	inventory position and exposure limits, on a gross and net basis;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	risk limits based on a summary measure of risk exposure referred to as Value at Risk.

Value at Risk

We estimate Value at Risk (VaR) using a model that simulates revenue and loss distributions on all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate VaR over a one day holding period measured at a 95% confidence level which implies that, on average, we expect to realize a loss of daily trading revenue at least as large as the VaR amount on one out of every twenty trading days.

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

	Daily VaR(1) Value at Risk in Trading Portfolios
			Eleven Months
	At Year end		ended 11-30-2010			Year ended 12-31-2009
Risk Categories	2010	2009	Average	High	Low	Average	High	Low
				(In millions)

Interest Rates	$4.24	$2.66	$6.35	$11.75	$2.88	$5.32	$10.55	$2.37
Equity Prices	$3.38	$4.33	$4.87	$13.40	$2.38	$3.81	$10.69	$1.13
Currency Rates	$0.39	$0.86	$0.50	$1.52	$0.09	$0.60	$3.89	$0.06
Commodity Prices	$2.20	$1.91	$1.46	$3.27	$0.60	$1.17	$3.50	$0.29
Diversification Effect	$(2.94)	$(2.83)	$(4.56)	—	—	$(4.76)	—	—

Firmwide	$7.27	$6.93	$8.62	$17.41	$4.05	$6.14	$11.54	$3.48

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

Average VaR of $8.62 million during the eleven months ended November 30, 2010 increased from the $6.14 million average during the twelve months ended December 31, 2009 due mainly to an increase in exposure to Equity Prices and Interest Rates, primarily attributed to certain equity and debt block trading positions executed in connection with certain capital markets activities during the first quarter of 2010.

The following table presents our daily VaR over the last periods:

During the three months ended March 31, 2010, VaR trended higher from certain equity and debt blocking trading positions executed primarily in connection with certain capital market activities. During the latter part of 2010, the low interest rate environment increased uncertainty surrounding mortgage prepayment speeds, which impacted daily VaR.

The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Fees, commissions, and certain provisions are excluded for the purpose of this comparison. Results of the process at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR in the eleven months ended November 30, 2010. The graph below illustrates the relationship between daily net trading revenue and daily VaR for us in the eleven months ended November 30, 2010.

Daily Net Trading Revenue
($ in millions)

The table below shows the distribution of daily net trading revenue for substantially all of our trading activities.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	53
Report of Independent Registered Public Accounting Firm	54
Report of Independent Registered Public Accounting Firm	55
Report of Independent Registered Public Accounting Firm	56
Consolidated Statements of Financial Condition as of November 30, 2010 and December 31, 2009	57
Consolidated Statements of Earnings for the Eleven Months Ended November 30, 2010, and for the Twelve Months Ended December 31, 2009 and December 31, 2008	58
Consolidated Statements of Changes in Stockholders’ Equity for the Eleven Months Ended November 30, 2010 and for the Twelve Months Ended December 31, 2009 and December 31, 2008	59
Consolidated Statements of Comprehensive Income for the Eleven Months Ended November 30, 2010 and for the Twelve Months Ended December 31, 2009 and December 31, 2008	60
Consolidated Statements of Cash Flows for the Eleven Months Ended November 30, 2010, and for the Twelve Months Ended December 31, 2009 and December 31, 2008	61
Notes to Consolidated Financial Statements	64

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

Management evaluated our internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2010, our internal control over financial reporting was effective.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the financial statements included in this transition report on Form 10-K and has issued a report on our internal control over financial reporting, which appears on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.

New York, NY

We have audited the internal control over financial reporting of Jefferies Group, Inc., and subsidiaries (the “Company”), as of November 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the eleven month period ended November 30, 2010 of the Company and our report dated February 2, 2011 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the Company changing its fiscal year end from December 31 to November 30 and an explanatory paragraph concerning the adoption of Financial Accounting Standards Board accounting guidance that addresses consolidation of variable interest entities.

/s/ Deloitte & Touche LLP

New York, NY
February 2, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jefferies Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Jefferies Group, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
February 26, 2010
(February 2, 2011 as to the effects of correcting the 2009 and 2008 consolidated financial statements described in Note 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of November 30, 2010, and the related consolidated statements of earnings, stockholders’ equity, comprehensive income, and cash flows for the eleven month period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries at November 30, 2010, and the results of their operations and their cash flows for the eleven month period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from December 31 to November 30.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2010, the Company adopted Financial Accounting Standards Board accounting guidance that addresses the consolidation of variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 2, 2011

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Financial Condition

	November 30,	December 31,
	2010(1)	2009
	(Dollars in thousands, except per share amounts)

ASSETS
Cash and cash equivalents (including $202,565 from VIEs)	$2,188,998	$1,853,167
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,636,755	1,089,803
Financial instruments owned, at fair value, including securities pledged of $12,338,728 and $5,623,345 in 2010 and 2009, respectively:
Corporate equity securities (including $120,606 from VIEs)	1,565,793	1,500,042
Corporate debt securities (including $462,462 from VIEs)	3,630,616	2,412,134
Government, federal agency and other sovereign obligations	5,191,973	1,762,643
Mortgage- and asset-backed securities (including $43,355 from VIEs)	4,921,565	3,089,435
Loans and other receivables (including $362,465 from VIEs)	434,573	591,208
Derivatives (including $7,579 from VIEs)	119,268	62,117
Investments, at fair value (including $15,612 from VIEs)	77,784	70,156

Total financial instruments owned, at fair value (including $1,012,079 from VIEs)	15,941,572	9,487,735
Investments in managed funds	131,585	115,774
Other investments	220,323	193,628
Securities borrowed	8,152,678	8,237,998
Securities purchased under agreements to resell	3,252,322	3,515,247
Securities received as collateral	48,616	—
Receivables:
Brokers, dealers and clearing organizations (including $195,485 from VIEs)	2,550,234	1,504,480
Customers	1,328,365	1,020,480
Fees, interest and other (including $127 from VIEs)	165,603	108,749
Premises and equipment	142,729	140,132
Goodwill	364,964	364,795
Other assets (including $370 from VIEs)	601,799	489,035

Total assets (including $1,410,626 from VIEs)	$36,726,543	$28,121,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $2,708 from VIEs)	$1,638,372	$1,360,528
Corporate debt securities (including $443,100 from VIEs)	2,375,925	1,909,781
Government, federal agency and other sovereign obligations	4,735,288	1,735,861
Mortgage- and asset-backed securities	129,384	21,474
Loans (including $150,100 from VIEs)	171,278	363,080
Derivatives (including $136 from VIEs)	59,552	18,427

Total financial instruments sold, not yet purchased, at fair value (including $596,044 from VIEs)	9,109,799	5,409,151
Securities loaned	3,108,977	3,592,836
Securities sold under agreements to repurchase	10,684,056	8,239,117
Obligation to return securities received as collateral	48,616	—
Payables:
Brokers, dealers and clearing organizations (including $157,134 from VIEs)	1,885,357	905,350
Customers	3,716,357	3,246,485
Accrued expenses and other liabilities (including $94,402 from VIEs)	1,142,850	936,242
Long-term debt	3,778,681	2,729,117
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $315,885 from VIEs)	315,885	318,047

Total liabilities (including $1,163,465 from VIEs)	33,915,578	25,501,345

STOCKHOLDERS’ EQUITY
Common stock $.0001 par value. Authorized 500,000,000 shares; issued 200,301,656 shares in 2010 and 187,855,347 shares in 2009	20	19
Additional paid-in capital	2,218,123	2,036,087
Retained earnings	850,654	688,039
Less:
Treasury stock, at cost, 28,607,510 shares in 2010 and 22,217,793 shares in 2009	(539,530)	(384,379)
Accumulated other comprehensive loss:
Currency translation adjustments	(42,859)	(34,369)
Additional minimum pension liability	(8,419)	(7,257)

Total accumulated other comprehensive loss	(51,278)	(41,626)

Total common stockholders’ equity	2,477,989	2,298,140
Noncontrolling interests	332,976	321,538

Total stockholders’ equity	2,810,965	2,619,678

Total liabilities and stockholders’ equity	$36,726,543	$28,121,023

(1)	Upon adoption of accounting changes described in ASC 810 effective January 1, 2010, we are required to separately identify the amounts included in our assets and liabilities that are attributed to consolidated variable interest entities (“VIEs”). We have chosen to present these amounts parenthetically in the financial statement line item for assets and liabilities at November 30, 2010. No comparative separate identification has been provided for assets and liabilities of consolidated VIEs at December 31, 2009.

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Commissions	$466,246	$512,293	$611,823
Principal transactions	509,070	838,396	(80,479)
Investment banking	890,334	474,315	425,887
Asset management fees and investment income (loss) from managed funds	16,785	35,887	(52,929)
Interest	852,494	732,250	741,559
Other	62,417	38,918	28,573

Total revenues	2,797,346	2,632,059	1,674,434

Interest expense	605,096	468,798	660,448
Net revenues	2,192,250	2,163,261	1,013,986

Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	14,916	37,248	(69,077)

Net revenues, less mandatorily redeemable preferred interest	2,177,334	2,126,013	1,083,063

Non-interest expenses:
Compensation and benefits	1,282,644	1,195,971	1,522,157
Floor brokerage and clearing fees	110,835	80,969	64,834
Technology and communications	160,987	141,233	127,357
Occupancy and equipment rental	68,085	72,824	76,255
Business development	62,015	37,614	49,376
Professional services	49,080	41,125	46,948
Other	47,017	48,530	84,296

Total non-interest expenses	1,780,663	1,618,266	1,971,223

Earnings (loss) before income taxes	396,671	507,747	(888,160)
Income tax expense (benefit)	156,404	195,928	(293,359)

Net earnings (loss)	240,267	311,819	(594,801)
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)

Net earnings (loss) to common shareholders	$223,666	$275,282	$(540,917)

Earnings (loss) per common share:
Basic	$1.10	$1.36	$(3.30)
Diluted	$1.09	$1.35	$(3.30)
Weighted average common shares:
Basic	196,393	200,446	166,163
Diluted	200,511	204,572	166,163

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Common stock, par value $0.0001 per share
Balance, beginning of period	$19	$17	$16
Issued	1	2	1

Balance, end of period	20	19	17

Additional paid-in capital
Balance, beginning of period	2,036,087	1,870,120	1,115,011
Benefit plan share activity(1)	19,230	16,499	52,912
Share-based expense, net of forfeitures and clawbacks	149,799	125,127	561,661
Proceeds from exercise of stock options	108	69	840
Acquisitions and contingent consideration	419	(2,710)	5,647
Tax benefit (deficiency) for issuance of share-based awards	2,965	(14,606)	6,233
Equity component of convertible debt issuance, net of tax	—	41,588	—
Issuance of treasury stock	—	—	90,160
Dividend equivalents on share-based plans	9,515	—	37,656

Balance, end of period	2,218,123	2,036,087	1,870,120

Retained earnings
Balance, beginning of period	688,039	412,757	1,030,865
Net earnings (loss) to common shareholders	223,666	275,282	(540,917)
Dividends	(61,051)	—	(76,477)
Acquisition adjustment	—	—	(714)

Balance, end of period	850,654	688,039	412,757

Treasury stock, at cost
Balance, beginning of period	(384,379)	(115,190)	(394,406)
Purchases	(140,071)	(263,794)	(21,765)
Returns/forfeitures	(15,080)	(8,105)	(42,438)
Issued	—	2,710	343,419

Balance, end of period	(539,530)	(384,379)	(115,190)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(41,626)	(52,121)	9,159
Currency adjustment	(8,490)	9,306	(54,661)
Pension adjustment, net of tax	(1,162)	1,189	(6,619)

Balance, end of period	(51,278)	(41,626)	(52,121)

Total common stockholders’ equity	2,477,989	2,298,140	2,115,583

Noncontrolling interests
Balance, beginning of period	321,538	287,805	249,380
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)
Contributions	12,433	2,860	99,725
Distributions	(15,177)	(5,664)	(11,553)
Deconsolidation of asset management entity	(5,477)	—	—
Consolidation of asset management entity	—	—	4,137
Adoption of accounting changes to ASC 810	3,058	—	—

Balance, end of period	332,976	321,538	287,805

Total stockholders’ equity	$2,810,965	$2,619,678	$2,403,388

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009	2008
	(Dollars in thousands)

Net earnings (loss) to common shareholders	$223,666	$275,282	$(540,917)

Other comprehensive (loss) income:
Currency translation adjustments	(8,490)	9,306	(54,661)
Minimum pension liability adjustments, net of tax(1)	(1,162)	1,189	(6,619)

Total other comprehensive (loss) income(2)	(9,652)	10,495	(61,280)

Comprehensive income (loss)	$214,014	$285,777	$(602,197)

(1)	Includes income tax (benefit) expense of $(0.8) million, $0.8 million and $(4.3) million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and December 31, 2008, respectively.

(2)	Total other comprehensive (loss) income, net of tax, is attributable to common shareholders. No other comprehensive (loss) income is attributable to noncontrolling interests.

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings (loss)	$240,267	$311,819	$(594,801)

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	42,087	40,662	29,482
Gain on repurchase of long-term debt	—	(7,673)	—
Fees related to assigned management agreements	(3,590)	—	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	14,916	37,248	(69,077)
Accruals related to various benefit plans and stock issuances, net of estimated forfeitures	153,950	133,523	572,136
Deferred income taxes	4,389	10,147	(180,706)
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(546,793)	61,620	(535,091)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(1,062,106)	(752,108)	(248,967)
Customers	(321,008)	(474,181)	256,920
Fees, interest and other	(57,482)	(21,566)	66,118
Decrease in securities borrowed	52,634	764,577	7,395,756
(Increase) decrease in financial instruments owned	(6,434,698)	(4,781,858)	987,021
Increase in other investments	(27,443)	(53,616)	(61,297)
(Increase) decrease in investments in managed funds	(9,833)	(15,529)	196,691
Decrease (increase) in securities purchased under agreements to resell	266,132	(2,268,338)	2,125,292
(Increase) decrease in other assets	(123,933)	22,516	169,348
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	1,001,155	506,073	(471,398)
Customers	467,164	1,476,096	337,771
(Decrease) increase in securities loaned	(455,750)	333,261	(4,421,889)
Increase (decrease) in financial instruments sold, not yet purchased	3,685,421	2,664,934	(567,777)
Increase (decrease) in securities sold under agreements to repurchase	2,444,802	1,511,871	(4,598,172)
Increase (decrease) in accrued expenses and other liabilities	218,255	373,602	(39,732)

Net cash (used in) provided by operating activities	(451,464)	(126,920)	347,628

Cash flows from investing activities:
Net payments on premises and equipment	(38,426)	(37,483)	(35,957)
Deconsolidation of asset management entity	(407)	—	(63,665)
Business acquisition	—	(38,760)	—
Purchase of mortgage servicing rights	—	(8,628)	—
Cash received from contingent consideration	2,930	—	—
Cash paid for contingent consideration	(8,332)	(28,653)	(37,670)

Net cash used in investing activities	(44,235)	(113,524)	(137,292)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$2,397	$12,408	$11,887
Gross proceeds from short-term borrowings	2,446,000	5,781,738	7,406,000
Gross payments on short-term borrowings	(2,446,000)	(5,781,738)	(7,689,033)
Net proceeds from (payments on):
Equity financing	—	—	433,579
Issuance of senior notes, net of issuance costs	1,041,353	1,053,092	—
Repurchase of long-term debt	—	(12,796)	—
Mandatorily redeemable preferred interest of consolidated subsidiaries	(17,078)	(124)	(4,257)
Noncontrolling interest	(2,744)	(2,804)	89,540
Repurchase of common stock	(140,071)	(263,794)	(21,765)
Dividends	(51,536)	—	(38,821)
Exercise of stock options, not including tax benefits	108	69	840

Net cash provided by financing activities	832,429	786,051	187,970

Effect of foreign currency translation on cash and cash equivalents	(899)	13,231	(1,849)

Net increase in cash and cash equivalents	335,831	558,838	396,457
Cash and cash equivalents at beginning of period	1,853,167	1,294,329	897,872

Cash and cash equivalents at end of period	$2,188,998	$1,853,167	$1,294,329

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$579,915	$434,163	$695,004
Income taxes, net	182,633	(27,106)	(23,753)
Acquisitions:
Fair value of assets acquired, including goodwill	—	53,104	—
Liabilities assumed	—	(14,344)	—

Cash paid for acquisition	—	38,760	—

In 2010, the additional minimum pension liability included in stockholders’ equity of $8,419 million resulted from an increase of $1,162 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity. In 2009, the additional minimum pension liability included in stockholders’ equity of $7,257 million resulted from a decrease of $1,189 million to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity. In 2008, the additional minimum pension liability included in stockholders’ equity of $8,446 million resulted from an increase of $6,619 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

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

See accompanying notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Index

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

Note 1.	Organization and Basis of Presentation

Organization

The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the “primary beneficiary,” including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).

We operate in two business segments, Capital Markets and Asset Management. Capital Markets includes our securities trading (including the results of our indirectly partially-owned subsidiary, Jefferies High Yield Trading, LLC) and investment banking activities, which provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds.

Change in Year End

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30. Our 2010 report consists of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 and 2008 continue to be presented on the basis of our previous calendar year end. See Note 3, “Change in Year End (Unaudited)” for additional information.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, legal reserves and the realizability of deferred tax assets. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

Interest income and interest expense for the five months ended May 31, 2010 previously reported in our quarterly report on Form 10-Q were understated by equal and offsetting amounts. Interest income for the eleven months ended November 30, 2010 has been adjusted to increase interest income for the five months ended May 31, 2010 by $28.3 million from $357.9 million to $386.2 million. Interest expense for the eleven months ended November 30, 2010 has been adjusted to increase interest expense for the five months ended May 31, 2010 by $28.3 million from $228.9 million to $257.2 million. There was no impact on Net revenues, Net earnings or Earnings per share for the eleven months ended November 30, 2010 due to these changes. These adjustments had similar impacts on the supplemental disclosure of cash paid (received) for interest contained within the Consolidated Statement of Cash Flows.

Immaterial Restatement and Fourth Quarter Adjustment

As discussed further below, we are making correcting adjustments (hereafter in this Note referred to as “adjustments”) to our historical financial statements for the quarters of 2010 and 2009 (see Note 23 for selected quarterly financial data) and for the years of 2009 and 2008. We do not believe these adjustments are material to our financial statements for any reported period.

The first set of adjustment relates to a $34.5 million difference between our records and the final statement of our clearing bank involving a portion of our fixed income business that we are now self-clearing. We have determined that the clearing bank’s statement is correct and that, on a pre-tax basis, $20.7 million of the difference is attributed to items that we incorrectly recorded with respect to Principal transaction revenue on certain mortgage-backed securities, coupon interest, other settlements, clearing fees and financing charges and client bad debts. Of that $20.7 million, $13.6 million of the difference arose in and is being adjusted for in 2009 and prior years (refer to the tables below for the details of the effects on prior years on an after-tax basis). Differences of $7.1 million of that $20. 7 million arose in and are being adjusted for in the first three quarters of 2010. In addition, $13.8 million of the total difference remains unidentified as to cause and period of origin and we have written it off as a reduction in Principal transactions revenue in the fourth quarter of 2010. We do not believe these adjustments are material to our financial statements for any reported period.

In addition to and unrelated to the adjustments described above, we are adjusting Interest revenues and Interest expense in the respective financial statement line items to be reflected on a gross rather than net basis for $166.9 million in 2009. Such adjustments relate to Interest revenues and Interest expense on inventory within our fixed income and securities finance businesses. Although Interest revenues and Interest expense were recorded on a net basis to Interest revenues, thereby resulting in an understatement in Interest revenues and Interest Expense for various periods, there was no impact on Net revenues or Net earnings. We do not believe these adjustments are material our financial statements for any reported period.

Finally, we are eliminating Securities received as collateral and an equal and offsetting Obligation to return securities received as collateral at December 31, 2009 for $68.5 million, which was recorded in error but which had no effect on Total stockholders’ equity and an immaterial effect on Total assets and Total liabilities. We do not believe these adjustments are material to our financial statements for any reported period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the effects of the adjustments to Net earnings, on an after-tax basis, for 2009 and 2008.

	Year Ended December 31,
Decrease in Net earnings (loss) to common shareholders	2009	2008
	(In thousands)

Previously reported Net earnings (loss) to common shareholders	$280,043	$(536,128)
Netting of interest revenues and expense	—	—
Differences with clearing bank	(3,513)	(4,497)
Other items(1)	(1,248)	(292)

Total adjustments	(4,761)	(4,789)

Adjusted Net earnings (loss) to common shareholders	$275,282	$(540,917)

(1)	Other items — Includes the effect of certain other immaterial adjustments.

The following tables set forth the effects of the adjustments on affected line items within our previously reported Consolidated Statements of Earnings for the years 2009 and 2008, Consolidated Statement of Financial Condition as of December 31, 2009, Consolidated Statements of Changes in Stockholders’ Equity for the years 2009 and 2008 and Consolidated Statements of Cash Flows for the years 2009 and 2008:

Consolidated Statements of Earnings

	Year Ended December 31,
	2009		2008
	As		As
	Previously		Previously
	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Principal transactions	$843,851	$838,396	$(80,192)	$(80,479)
Interest	567,438	732,250	749,577	741,559
Total revenues	2,472,702	2,632,059	1,682,739	1,674,434
Interest expense	301,925	468,798	660,964	660,448
Net revenues	2,170,777	2,163,261	1,021,775	1,013,986
Net revenues, less mandatorily redeemable preferred interest	2,133,529	2,126,013	1,090,852	1,083,063
Floor brokerage and clearing fees	80,611	80,969	64,724	64,834
Total non-interest expenses	1,617,908	1,618,266	1,971,113	1,971,223
Earnings (loss) before income taxes	515,621	507,747	(880,261)	(888,160)
Income tax expense (benefit)	199,041	195,928	(290,249)	(293,359)
Net earnings (loss)	316,580	311,819	(590,012)	(594,801)
Net earnings (loss) to common shareholders	280,043	275,282	(536,128)	(540,917)
Earnings (loss) per common share:
Basic	$1.39	$1.36	$(3.27)	$(3.30)
Diluted	$1.38	$1.35	$(3.27)	$(3.30)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statements of Financial Condition

	December 31, 2009
	As Previously
	Reported	Adjusted
	(In thousands)

Assets
Securities received as collateral	$68,494	$—
Other assets	488,789	489,035
Total assets	28,189,271	28,121,023
Liabilities
Obligation to return securities received as collateral	68,494	—
Payables:
Brokers, dealers & clearing orgs	889,687	905,350
Accrued expenses and other liabilities	941,210	936,242
Total liabilities	25,559,144	25,501,345
Stockholders’ equity
Retained Earnings	698,488	688,039
Total common stockholders’ equity	2,308,589	2,298,140
Total stockholders’ equity	2,630,127	2,619,678
Total liabilities and stockholders’ equity	28,189,271	28,121,023

Consolidated Statements of Changes in Stockholders’ Equity

			Total Common		Total
	Retained Earnings		Stockholders’ Equity		Stockholders’ Equity
	As		As		As
	Previously		Previously		Previously
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Balance, December 31, 2007	$1,031,764	$1,030,865	$1,761,544	$1,760,645	$2,010,924	$2,010,025
Net loss to common shareholders	(536,128)	(540,917)	(536,128)	(540,917)	(536,128)	(540,917)
Balance, December 31, 2008	418,445	412,757	2,121,271	2,115,583	2,409,076	2,403,388
Net earnings to common shareholders	280,043	275,282	280,043	275,282	280,043	275,282
Balance, December 31, 2009	698,488	688,039	2,308,589	2,298,140	2,630,127	2,619,678

The balance of Retained earnings, Total common stockholders’ equity and Total stockholders’ equity as of December 31, 2007 has been adjusted from that presented in previously reported financial statements due to adjustments of approximately $900,000, net of the tax effect, for differences identified between our records and the records of our clearing agent and for other items.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009		2008
	As		As
	Previously		Previously
	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Operating activities
Net earnings (loss)	$316,580	$311,819	$(590,012)	$(594,801)
Deferred income taxes	10,393	10,147	(180,706)	(180,706)
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	498,232	506,073	(478,815)	(471,398)
Increase (decrease) in accrued expenses and other liabilities	376,436	373,602	(37,104)	(39,732)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	268,854	434,163	695,177	695,004

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions.  All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $37.0 million, $32.5 million and $42.9 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.

Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. In November 2010, we entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price is dependent on the number and amount of client accounts that convert to the purchaser’s platform for which a final determination will be made during our fiscal 2011 third quarter. As of November 30, 2010, no accounts have been transferred under the agreement.

Principal Transactions.  Financial instruments owned, securities pledged and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Asset Management Fees and Investment Income From Managed Funds.  Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we earn from related-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management or an agreed upon notional amount and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (annually) and performance fees have been realized.

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

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

See Note 5, Financial Instruments, for a description of valuation techniques applied to the classes of financial instruments at fair value.

Investments in Managed Funds

Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for on the equity method or fair value. Gains or losses on our investments in managed funds are included in Asset management fees and investment income from managed funds in the Consolidated Statements of Earnings.

Other Investments

Other investments includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Other investments are accounted for on the equity method or at cost, as appropriate. Revenues on Other investments are included in Other income in the Consolidated Statement of Earnings. For the years ended December 31, 2009 and 2008, revenues related to our equity method investment in Jefferies Finance, LLC are included within Principal transactions revenue (see Note 9, Jefferies Finance, LLC for additional information).

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amount. We earn and incur interest from this activity which is reflected in our Consolidated Statements of Earnings. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate. We carry repos on a net basis by counterparty when appropriate.

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. As of November 30, 2010 and December 31, 2009, furniture, fixtures and equipment amounted to $190.6 million and $245.4 million, respectively, and leasehold improvements amounted to $104.3 million and $108.3 million, respectively. Accumulated depreciation and amortization was $152.2 million and $213.5 million as of November 30, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense amounted to $35.3 million, $39.8 million, and $29.3 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.

Goodwill

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our annual assessment of goodwill as of June 1, 2010 and no impairment was identified. (Refer to Note 10, Acquisitions, for further details on our annual assessment of goodwill.)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss. We believe that, in the aggregate, the pending legal actions or proceedings should not have a material adverse affect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss in excess of what has been provided in the consolidated financial statements is not material.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

presented have been adjusted to include participating securities in the earnings per share computation using the two-class method.

Securitization Activities

We engage in securitization activities related to commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are generally accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statement of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statement of Earnings.

When a transfer of assets does not meet the criteria of a sale, that transfer is treated as a secured borrowing. We continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other liabilities in the Consolidated Statements of Financial Condition.

Accounting and Regulatory Developments

The following is a summary of Accounting Standards Codificationtm (“ASC”) Topics that have impacted or will impact our disclosures and/or accounting policies for financial statements issued for interim and annual periods:

Earnings per Share

We adopted accounting changes described in ASC 260, Earnings per Share Topic, on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Accordingly, 2008 EPS data presented has been adjusted to comply with the provisions of ASC 260. The adoption of accounting changes described in ASC 260 reduced Basic and Diluted EPS from a loss of $3.26 to a loss of $3.30 for the year ended December 31, 2008.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

In addition, we adopted the provisions of accounting described in ASC 810, Consolidation, on January 1, 2009, which requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Refer to Note 14 for further discussion on the adoption of the changes described in ASC 810.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Change in Year-End (Unaudited)

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2010 fiscal year consists of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 and 2008 continue to be presented on the basis of our previous calendar year end.

The following is selected financial data for the eleven month transition period ending November 30, 2010, and the comparable prior year period (in thousands):

	Eleven Months Ended November 30,
	2010	2009

Net revenues, less mandatorily redeemable preferred interest	$2,177,334	$1,949,651
Non-interest expenses	1,780,663	1,522,143
Earnings before income taxes	396,671	427,508
Income tax expense	156,404	169,358
Net earnings	240,267	258,150
Net earnings to noncontrolling interests	16,601	30,528
Net earnings to common shareholders	223,666	227,622
Earnings per diluted common share	$1.09	$1.11
Effective tax rate	39%	40%

Note 4.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of November 30, 2010 and December 31, 2009 (in thousands):

	November 30,	December 31,
	2010	2009

Cash and cash equivalents:
Cash in banks	$325,227	$196,189
Money market investments	1,863,771	1,656,978

Total cash and cash equivalents	$2,188,998	$1,853,167

Cash and securities segregated(1)	$1,636,755	$1,089,803

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Financial Instruments

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of November 30, 2010
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting(2)	Total

Assets:
Financial instruments owned:
Corporate equity securities	$1,453,744	$89,430	$22,619	$—	$1,565,793
Corporate debt securities	25	3,557,183	73,408	—	3,630,616
Collateralized debt obligations	—	27,863	31,121	—	58,984
U.S. government and federal agency securities	2,322,204	210,422	—	—	2,532,626
Municipal securities	—	477,462	472	—	477,934
Sovereign obligations	1,600,762	580,651	—	—	2,181,413
Residential mortgage-backed securities	—	3,912,708	132,359	—	4,045,067
Commercial mortgage-backed securities	—	524,614	6,004	—	530,618
Other asset-backed securities	—	286,329	567	—	286,896
Loans and other receivables	—	206,977	227,596	—	434,573
Derivatives	279,811	176,069	—	(336,612)	119,268
Investments at fair value	—	—	77,784	—	77,784

Total financial instruments owned	$5,656,546	$10,049,708	571,930	$(336,612)	$15,941,572

Level 3 assets for which the firm does not bear economic exposure(1)			(204,139)

Level 3 assets for which the firm bears economic exposure			$367,791

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,554,489	$83,845	$38	$—	$1,638,372
Corporate debt securities	—	2,375,925	—	—	2,375,925
U.S. government and federal agency securities	1,688,684	51,604	—	—	1,740,288
Municipal securities	—	170	—	—	170
Sovereign obligations	2,180,667	814,163	—	—	2,994,830
Residential mortgage-backed securities	—	127,547	—	—	127,547
Commercial mortgage-backed securities	—	1,837	—	—	1,837
Loans	—	124,050	47,228	—	171,278
Derivatives	241,860	240,866	2,346	(425,520)	59,552

Total financial instruments sold, not yet purchased	$5,665,700	$3,820,007	$49,612	$(425,520)	$9,109,799

(1)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2009
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting(2)	Total

Assets:
Financial instruments owned:
Corporate equity securities	$1,419,019	$37,981	$43,042	$—	$1,500,042
Corporate debt securities	—	2,295,486	116,648	—	2,412,134
Collateralized debt obligations	—	—	9,570	—	9,570
U.S. government and federal agency securities	821,323	367,642	—	—	1,188,965
Municipal securities	—	127,346	420	—	127,766
Sovereign obligations	71,199	374,517	196	—	445,912
Residential mortgage-backed securities	—	2,578,796	136,496	—	2,715,292
Commercial mortgage-backed securities	—	307,068	3,215	—	310,283
Other asset-backed securities	—	54,180	110	—	54,290
Loans and other receivables	—	84,666	506,542	—	591,208
Derivatives	219,067	102,357	1,909	(261,216)	62,117
Investments at fair value	—	4,592	65,564	—	70,156

Total financial instruments owned	$2,530,608	$6,334,631	883,712	$(261,216)	$9,487,735

Level 3 assets for which the firm does not bear economic exposure(1)			(379,153)

Level 3 assets for which the firm bears economic exposure			$504,559

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,350,125	$10,403	$—	$—	$1,360,528
Corporate debt securities	—	1,909,781	—	—	1,909,781
U.S. government and federal agency securities	1,350,155	1,911	—	—	1,352,066
Municipal securities	—	10	—	—	10
Sovereign obligations	150,684	233,101	—	—	383,785
Residential mortgage-backed securities	—	21,474	—	—	21,474
Loans	—	10,660	352,420	—	363,080
Derivatives	225,203	100,731	4,926	(312,433)	18,427

Total financial instruments sold, not yet purchased	$3,076,167	$2,288,071	$357,346	$(312,433)	$5,409,151

(1)	Consists of Level 3 assets which are attributable to third party and employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

commitments are included in Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have elected to apply the fair value option to certain secured financings that arise in connection with our securitization activities. At November 30, 2010, $85.7 million in secured financings, included within Other liabilities on the Consolidated Statement of Financial Position, are accounted for at fair value and are classified as Level 3 liabilities. Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•	Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

•	Non-exchange Traded Equity Securities: Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•	Equity warrants: Non-exchange traded equity warrants are generally classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•	Corporate Bonds: Corporate bonds are measured primarily using broker quotations and pricing service data from external providers, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are classified within Level 3 of the fair value hierarchy.

•	High Yield Corporate and Convertible Bonds: High yield corporate and convertible bonds classified within Level 2 of the fair value hierarchy are measured primarily using broker quotations and pricing service

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized in Level 1 of the fair value hierarchy.

•	U.S. Agency Issued Debt Securities: Callable and non callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services. Non callable U.S. agency securities are generally classified within Level 1 of the fair value hierarchy and callable U.S. agency securities are classified within Level 2.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Residential Mortgage-Backed Securities

•	Agency Residential Mortgage-Backed Securities: Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations, interest-only and principal-only securities and to-be-announced securities and are generally measured using market price quotations from external data providers and categorized within Level 2 of the fair value hierarchy.

•	Agency Residential Inverse Interest-Only Securities (“Agency Inverse IOs”): The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market clearing spread and yield curve assumptions. Valuation inputs with regard to underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing assumptions, as appropriate.

•	Non-Agency Residential Mortgage-Backed Securities: Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.

Commercial Mortgage-Backed Securities

•	Agency Commercial Mortgage-Backed Securities: GNMA project loan bonds and FNMA DUS mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

•	Non-Agency Commercial Mortgage-Backed Securities: Non-agency commercial mortgage-backed securities are measured using pricing data obtained from third party services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

•	Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on observed market prices of recently executed purchases of similar loans which are then used to derive a market implied spread. The market implied spread is used as the primary input in estimating the fair value of loans at the measurement date. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•	Project Loans: Valuation of project loans are based on bench marks of prices for recently executed transactions of related realized collateralized securities and are classified within Level 3 of the fair value hierarchy.

•	Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy with fair value estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers.

Derivatives

•	Listed Derivative Contracts: Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

•	OTC Derivative Contracts: OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized in Level 2 of the fair value hierarchy given the observability of the inputs to the valuation models.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at November 30, 2010 and December 31, 2009 (in thousands):

	November 30, 2010
			Redemption
	Fair Value	Unfunded	Frequency (If
	(f)	Commitments	Currently Eligible)

Equity Long/Short Hedge Funds(a)	$19,865	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,561	—
Fund of Funds(c)	2,622	131	Annually
Private Equity Funds(d)	26,567	6,792
Other Investments(e)	287	—	At Will

Total(g)	$50,902	$6,923

	December 31, 2009
			Redemption
	Fair Value	Unfunded	Frequency (if
	(f)	Commitments	currently eligible)

Equity Long/Short Hedge Funds(a)	$16,281	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	2,136	—
Fund of Funds(c)	6,497	166	Annually
Private Equity Funds(d)	17,386	8,231
Other Investments(e)	5,113	—	At Will

Total(g)	$47,413	$8,397

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At November 30, 2010 and December 31, 2009, investments representing approximately 67% of the fair value in this category are redeemable with 60 — 90 days prior written notice. At November 30, 2010 and December 31, 2009, investments representing approximately 30% and 31%, respectively, of fair value cannot be redeemed until the lock-up period expires on December 31, 2010 and investments representing approximately 3% and 2%, respectively, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At November 30, 2010 and December 31, 2009, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(b)	This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. At November 30, 2010 and December 31, 2009, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(c)	This category includes investments in fund of funds that invest in various private equity funds. At November 30, 2010 and December 31, 2009, approximately 41% and 40%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. At November 30, 2010 investments representing 57% of the fair value were approved for redemption and expected to be received in the first quarter of 2011. In addition, we requested redemption for investments representing approximately 2% of fair value at November 30, 2010, however we are unable to estimate when these funds will be returned. At December 31, 2009, investments representing approximately 60% of the fair value were approved for redemption and the funds’ net asset values were received in the first quarter of 2010.

(d)	At November 30, 2010 and December 31, 2009, investments representing approximately 74% and 90% respectively, include investments in private equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to eleven years. Investments in this category at November 30, 2010 and December 31, 2009, representing approximately 26% and 10%, respectively, are investments in closed-ended funds that invest in Croatian and Vietnamese companies.

(e)	At November 30, 2010 and December 31, 2009 investments representing approximately 100% and 33%, respectively, of fair value are closed-ended funds that invest in Vietnamese equity and debt instruments. At December 31, 2009 investments representing approximately 67%, of the fair value of investments are held on behalf of a Jefferies’ deferred compensation plan.

(f)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(g)	Investments at fair value, in the Consolidated Statements of Financial Condition at November 30, 2010 and December 31, 2009 include $26.9 million and $22.7 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

At November 30, 2010 and December 31, 2009, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

		Financial
Valuation Basis at	Financial	Instruments Sold,
November 30, 2010	Instruments Owned	Not Yet Purchased

Exchange closing prices	9%	17%
Recently observed transaction prices	5%	2%
Data providers/pricing services	65%	60%
Broker quotes	12%	19%
Valuation techniques	9%	2%

	100%	100%

		Financial
Valuation Basis at	Financial	Instruments Sold,
December 31, 2009	Instruments Owned	Not Yet Purchased

Exchange closing prices	15%	25%
Recently observed transaction prices	2%	2%
Data providers/pricing services	55%	48%
Broker quotes	12%	23%
Valuation techniques	16%	2%

	100%	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the eleven months ended November 30, 2010 (in thousands):

	Eleven Months Ended November 30, 2010
							Change in
							unrealized gains/
							(losses) relating to
			Purchases,				instruments
		Total gains/	sales,				still held at
	Balance,	losses (realized	settlements,	Transfers	Transfers out		November 30,
	December 31,	and unrealized)	and	into	of	Balance,	2010
	2009	(1)	issuances	Level 3	Level 3	November 30, 2010	(1)

Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(17,644)	$(3,099)	$1,272	$(952)	$22,619	$(17,377)
Corporate debt securities	116,648	416	(34,262)	285	(9,679)	73,408	(1,115)
Collateralized debt obligations	9,570	10,291	3,989	7,271	—	31,121	9,614
U.S. issued municipal securities	420	52	—	—	—	472	52
Sovereign obligations	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	40,238	(48,812)	11,721	(7,284)	132,359	3,815
Commercial mortgage-backed securities	3,215	15,862	(12,012)	—	(1,061)	6,004	(62)
Other asset-backed securities	110	(175)	632	—	—	567	(205)
Loans and other receivables	506,542	40,464	(178,877)	739	(141,272)	227,596	15,648
Investments at fair value	65,564	18,042	(6,432)	4,039	(3,429)	77,784	13,946
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	38	$—
Net derivatives(2)	3,017	(2,533)	—	—	1,862	2,346	(2,533)
Loans	352,420	232	(210,267)	—	(95,157)	47,228	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased derivatives.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Analysis of Level 3 Assets and Liabilities for the Eleven Months Ended November 30, 2010

During the eleven months ended November 30, 2010, transfers of assets of $25.3 million from Level 2 to Level 3 are primarily attributed to:

•	Transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs and

•	Certain investments at fair value and investments in collateralized debt obligations, which have little to no transparency in trade activity.

During the eleven months ended November 30, 2010, transfers of assets of $163.9 million from Level 3 to Level 2 are primarily attributed to:

•	Corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets;

•	Residential mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and

•	Corporate debt securities, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable.

Transfers of liabilities for the eleven months ended November 30, 2010 from Level 2 to Level 3 were $0.04 million and transfers of liabilities from Level 3 to Level 2 were $93.3 million, which are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities.

Net gains on Level 3 assets were $107.5 million and net gains on Level 3 liabilities were $2.3 million for the eleven months ended November 30, 2010. Net gains on Level 3 assets were primarily due to increased valuations of various alternative investments, sales of certain corporate loans and improved credit conditions and enhanced recovery estimates for certain residential mortgage-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the twelve months ended December 31, 2009 (in thousands):

	Year Ended December 31, 2009
								Change in
								unrealized gains/
								(losses) relating to
				Purchases,				instruments
		Total gains/		sales,				still held at
	Balance,	losses (realized		settlements,	Transfers	Transfers	Balance,	December 31,
	December 31,	and unrealized)		and	into	out of	December 31,	2009
	2008	(1)		issuances	Level 3	Level 3	2009	(1)

Assets:
Financial instruments owned:
Corporate equity securities	$41,351	$(17,010)		$18,430	$7,179	$(6,908)	$43,042	$(13,704)
Corporate debt securities	177,603	(44,975	)(2)	20,183	38,424	(74,587)	116,648	(37,140)
Collateralized debt obligations	2,179	7,391		—	—	—	9,570	7,391
U.S. issued municipal securities	—	(63	)(2)	483	—	—	420	(14)
Sovereign obligations	—	112		107	123	(146)	196	33
Residential mortgage-backed securities	63,065	75,161		(77,047)	97,082	(21,765)	136,496	4,010
Commercial mortgage-backed securities	—	(125)		2,737	925	(322)	3,215	(19)
Other asset-backed securities	2,089	(583)		485	—	(1,881)	110	—
Derivatives	—	10,065		(8,156)	—	—	1,909	4,342
Loans and other receivables	108,029	15,215		395,745	15	(12,462)	506,542	(5,641)
Investments at fair value	75,059	(1,871	)(3)	387	6	(8,017)	65,564	(2,243)

	$469,375	$43,317		$353,354	$143,754	$(126,088)	$883,712	$(42,985)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—		$—	$38	$(38)	$—	$—
Corporate debt securities	3,515	739		(2,104)	2,952	(5,102)	—	—
Derivatives	8,197	(3,271)		—	—	—	4,926	(839)
Loans	—	—		352,420	—	—	352,420	—
Other	—	225		(225)	—	—	—	—

	$11,712	$(2,307)		$350,091	$2,990	$(5,140)	$357,346	$(839)

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	During the quarter ended June 30, 2009, we changed our valuation methodology for auction rate securities, which are included within corporate debt securities and U.S. issued municipal securities. Previously, auction rate securities were valued based on an internal model based on projected cash flows for the securities discounted for lack of liquidity. As of June 30, 2009, auction rate securities were valued using a valuation technique that benchmarks the securities to transactions and market prices of comparable securities, adjusting for projected cash flows and security structure, where appropriate.

(3)	Prior to the fourth quarter of 2009, net asset values of investments used for determining fair value were adjusted for redemption restrictions, where appropriate. As of October 1, 2009, in connection with the adoption of ASU 2009-12, no adjustments were made to reported net asset values for these investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

During the twelve months ended December 31, 2009, we had transfers of assets of $143.8 million from Level 2 to Level 3 and transfers of assets of $126.1 million from Level 3 to Level 2. Transfers of liabilities from Level 2 to Level 3 were $3.0 million and transfers of liabilities from Level 3 to Level 2 were $5.1 million for the twelve months ended December 31, 2009. Net gains on Level 3 assets were $43.3 million and net gains on Level 3 liabilities were $2.3 million for the twelve months ended December 31, 2009.

Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains or losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.

Note 6.	Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned — Derivatives and Financial Instruments Sold, Not Yet Purchased — Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Notes 5 and 19 for additional disclosures about derivative instruments.)

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

A portion of our derivative activities is performed by Jefferies Financial Products, LLC (“JFP”), a market maker in commodity index products and a trader in commodity futures and options. JFP maintains a credit intermediation facility with a highly rated European bank (the “Bank”), which allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into offsetting transactions with JFP and receives a fee from JFP for providing credit support.

The following table presents the fair value and related number of derivative contracts at November 30, 2010 and December 31, 2009 categorized by predominant risk exposure. The fair value of assets/liabilities related to

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

	November 30, 2010
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts

Interest rate contracts	$77,295	41,166	$126,281	43,243
Foreign exchange contracts	20,263	1,165	17,004	290
Equity contracts	275,760	1,226,025	249,229	2,333,252
Commodity contracts	62,727	103,562	76,911	35,071
Credit contracts	19,835	18	15,647	15

Total	455,880	1,371,936	485,072	2,411,871

Counterparty/cash-collateral netting	(336,612)		(425,520)

Total per Consolidated Statement of Financial Condition	$119,268		$59,552

	December 31, 2009
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts

Interest rate contracts	$27,415	42,898	$24,068	40,864
Foreign exchange contracts	2,637	67	7,470	98
Equity contracts	222,311	898,472	228,403	1,954,260
Commodity contracts	54,257	58,434	57,237	32,245
Credit contracts	16,713	10	13,682	8

Total	323,333	999,881	330,860	2,027,475

Counterparty/cash-collateral netting	(261,216)		(312,433)

Total per Consolidated Statement of Financial Condition	$62,117		$18,427

The following table presents unrealized and realized gains and (losses) on derivative contracts for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Eleven Months Ended	Twelve Months Ended
	November 30, 2010	December 31, 2009
	Gains (Losses)	Gains (Losses)

Interest rate contracts	$(122,898)	$(11,581)
Foreign exchange contracts	1,194	663
Equity contracts	(87,084)	(202,091)
Commodity contracts	15,454	(2,571)
Credit contracts	(52,049)	3,057

Total	$(245,383)	$(212,523)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of November 30, 2010 (in thousands):

	OTC Derivative Assets(1)(2)(4)
	0-12	1-5	Greater Than	Cross-Maturity
	Months	Years	5 Years	Netting(3)	Total

Commodity swaps	$—	$26,166	$—	$(13,082)	$13,084
Commodity options	15,029	—	—	—	15,029
Equity options	6,375	—	—	—	6,375
Credit default swaps	—	10,635	7,932	—	18,567
Total return swaps	3,387	1,068	—	—	4,455
Foreign currency forwards and swaps	10,125	—	—	(173)	9,952
Fixed income forwards	92	—	—	—	92
Interest rate swaps and caps	197	3,736	17,084	(4,068)	16,949

Total	$35,205	$41,605	$25,016	$(17,323)	$84,503

(1)	At November 30, 2010, we held exchange traded derivative assets of $38.3 million.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2010, cash collateral received was $3.5 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.

	OTC Derivative Liabilities(1)(2)(4)
	0-12	1-5	Greater Than	Cross-Maturity
	Months	Years	5 Years	Netting(3)	Total

Commodity swaps	$28,806	$—	$—	$(13,082)	$15,724
Commodity options	34,428	166	—	—	34,594
Equity options	8,790	2,266	—	—	11,056
Credit default swaps	—	7,893	7,459	—	15,352
Total return swaps	208	—	—	—	208
Foreign currency forwards and swaps	6,696	173	—	(173)	6,696
Interest rate swaps and caps	361	38,675	33,028	(4,068)	67,996

Total	$79,289	$49,173	$40,487	$(17,323)	$151,626

(1)	At November 30, 2010, we held exchange traded derivative liabilities and other credit enchancements of $0.3 million.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2010, cash collateral pledged was $92.4 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

At November 30, 2010, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality:
A or higher	$73,745
B to BBB	406
Unrated	10,352

Total	$84,503

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2010 and December 31, 2009, is $51.8 million and $12.2 million, respectively, for which we have posted collateral of $44.9 million and $18.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2010 and December 31, 2009, we would have been required to post an additional $6.5 million and $4.6 million, respectively, of collateral to our counterparties.

Note 7.	Collateralized Transactions

We pledge securities in connection with repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. The pledge of our securities is in connection with our mortgage-backed securities, corporate bond, government and agency securities and equities businesses. Counterparties generally have the right to sell or repledge the collateral. Pledged securities that can be sold or repledged by the counterparty are included within Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities in connection with resale agreements, securities borrowings and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate securities received as collateral. At November 30, 2010 and December 31, 2009, the approximate fair value of securities received related to resale agreements, securities borrowings and customer margin loans that may be sold or repledged by us was approximately $22.3 billion and $16.7 billion, respectively. At November 30, 2010 and December 31, 2009, a substantial portion of the securities received by us had been sold or repledged.

We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2010 and December 31, 2009, $48.6 million and $-0- million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

We engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, should treat these as noncash transactions and should not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition. At December 31, 2009, certain securities for securities transactions of borrowed fixed income

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

securities were recorded as an asset on our Consolidated Statement of Financial Condition within Securities borrowed and the fixed income securities pledged as collateral to the lender were recorded as a liability within Securities loaned on the Consolidated Statement of Financial Condition. The December 31, 2009 Consolidated Statement of Financial Condition has not been adjusted for this accounting treatment as the impact on the consolidated financial statements is not material. At November 30, 2010, we have appropriately not recognized these transactions on the Consolidated Statement of Financial Condition.

Note 8.	Securitization Activities and Variable Interest Entities (“VIEs”)

Securitization Activities

We engage in securitization activities related to mortgage-backed and other asset-backed securities and project loans. In our securitization activities, we use special purpose entities (“SPEs”). Prior to January 1, 2010, we did not consolidate our securitization vehicles as they met the criteria of qualifying special purpose entities (“QSPEs”). QSPEs were not subject to consolidation prior to January 1, 2010. With the removal of the QSPE concept and the exception from applying the consolidation requirements for VIEs under the accounting changes to ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, effective January 1, 2010, our securitization vehicles generally meet the criteria of variable interest entities; however we may not consolidate our securitization vehicles as we may not meet the characteristics of the primary beneficiary for these vehicles. See “Variable Interest Entities” in this footnote for further discussion on variable interest entities and our determination of the primary beneficiary.

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

Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition, and servicing rights over certain transferred assets (i.e., project loans), which are included within Other assets on the Consolidated Statements of Financial Condition. We apply fair value accounting to the securities and the servicing rights are amortized over the period of the estimated net servicing income. We have not provided financial or other support to these securitization vehicles during the eleven months ended November 30, 2010. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities to these securitization vehicles at November 30, 2010 and December 31, 2009. Although not obligated, we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — mortgage- and asset-backed securities.

During the eleven months ended November 30, 2010, we transferred assets of $11,311.1 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $9,100.8 million, beneficial interests of $2,308.8 million, servicing rights of $0.1 million and recognized Net revenues of $65.4 million. During the twelve months ended December 31, 2009, we transferred assets of $11,284.1 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $11,308.5 million, beneficial interests of $1,340.7 million and recognized Net revenues of $47.8 million. These transfers were accounted for as sales of assets. Assets received in the form of securities issued in these transfers were initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Financial Instruments.

The following tables present the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at November 30, 2010 and December 31, 2009 (in millions):

			As of November 30, 2010
	Assets Obtained as		Total	Assets
Securitization Type	Proceeds		Assets(6)	Retained

Residential mortgage-backed securities	$2,203.1	(3)	$6,549.5	$684.7	(1)(2)
Commercial mortgage-backed securities	105.7	(3)	2,005.4	40.4	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At November 30, 2010, the securities issued in these securitizations are comprised of government agency-backed securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 25, 2011, we continue to hold approximately $466.0 million and $-0- million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Initial fair value of servicing rights received on transferred project loans.

(5)	Represents amortized servicing rights on transferred project loans.

(6)	Represents unpaid principal amount of assets in the securitization vehicles.

	As of December 31, 2009
Securitization Type	Total Assets	Securities(1)(2)

Residential mortgage-backed securities	$1,483.5	$104.8
Commercial mortgage-backed securities	641.7	9.2

(1)	At December 31, 2009, 100% of these securities issued in these securitizations are AAA-rated.

(2)	These securities have been subsequently sold in secondary market transactions to third parties.

The following table presents cash flows received on retained interests during the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 and 2008 related to securitization vehicles to which we have transferred assets and received sale accounting (in millions):

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010(1)	2009	2008

Residential mortgage-backed securities	$30.9	$2.7	$—
Commercial mortgage-backed securities	2.0	(0.2)	—

(1)	Cash flows received on beneficial interests in securitization vehicles of project loans were de minimus for the eleven months ended November 30, 2010 and no cash flows were received for the twelve months ended December 31, 2009 and 2008.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

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

We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE. As of January 1, 2010, we reassess whether we are the primary beneficiary of a VIE on an ongoing basis rather than upon the occurrence of certain events. Prior to January 1, 2010, we were required to reassess whether we were the primary beneficiary of a VIE only upon the occurrence of certain reconsideration events.

Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over a VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interests are significant to a VIE requires significant judgment. In determining the significance of our variable interests, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.

VIEs Where We Are The Primary Beneficiary

The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2010 and December 31, 2009 (in millions). The assets and liabilities in the tables below are

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

				December 31,
	November 30, 2010			2009(4)
		Mortgage- and
		Asset-backed
	High Yield	Securitizations	Other	High Yield

Cash	$202.6	$—	$—	$190.9
Financial instruments owned	889.8	101.4	21.0	1,100.1
Securities borrowed	455.8	—	—	559.9
Receivable from brokers and dealers	195.5	—	—	340.5
Other	11.6	0.1	—	47.0

	$1,755.3	$101.5	$21.0	$2,238.4

Financial instruments sold, not yet purchased	$602.6	$—	$—	$893.2
Payable to brokers and dealers	157.1	—	—	326.5
Mandatorily redeemable interests(1)	1,047.9	—	—	964.2
Promissory note(2)	—	—	4.4	—
Secured financing(3)	—	101.4	—	—
Other	36.3	0.1	—	9.8

	$1,843.9	$101.5	$4.4	$2,193.7

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $315.9 million and $318.0 million at November 30, 2010 and December 31, 2009, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Approximately $15.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation.

(4)	At December 31, 2009, we had no consolidated mortgage- and asset-backed securities or other VIEs.

High Yield.  We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”), Jefferies High Yield Finance, LLC (“JHYF”), and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield securities and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYF is engaged in the trading of total return swaps. JLCP is engaged in the trading of bank debt, credit default swaps and trade claims. JHYT, JHYF and JLCP are wholly owned subsidiaries of JHYH.

We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”), a significant shareholder of our common stock, each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, JSOP and JESOP, are also investors in JHYH. The arrangement term is through April 2013, with an option to extend. As a result of agreements entered into with Leucadia in April 2008, any request to

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. We have determined that JHYH, JSOP and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH, JSOP and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT, JHYF and JLCP), JSOP and JESOP.

At November 30, 2010 and December 31, 2009, the carrying amount of our variable interests was $328.2 million and $329.8 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation.

Mortgage and asset-backed securitizations.  We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the beneficial interests (i.e., securities) issued by the securitization vehicle. Our variable interests in this vehicle consist of beneficial interests and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

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

VIEs Where We Have a Variable Interest

We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the eleven months ended November 30, 2010 or twelve months ended December 31, 2009 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at November 30, 2010 and December 31, 2009.

We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following tables present the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

from these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at November 30, 2010 and December 31, 2009 (in millions):

	November 30, 2010
		Maximum Exposure
		to Loss in Non-		Carrying
	VIE Assets	Consolidated VIEs		Amount

Collateralized loan obligations	$1,937.8	$35.3	(2)	$35.3
Mortgage- and asset-backed vehicles — Non-agency(1)	91,285.1	852.1	(2)	852.1
Mortgage- and asset-backed vehicles — Agency(1)	7,464.8	1,840.9	(2)	1,840.9
Asset management vehicle	760.4	18.1	(2)	18.1
Private equity vehicles	63.9	131.0		49.7

Total	$101,512.0	$2,877.4		$2,796.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2010.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

	December 31, 2009
		Maximum Exposure
		to Loss in Non-		Carrying
	VIE Assets	Consolidated VIEs		Amount

Collateralized loan obligations	$1,862.6	$21.7	(2)	$21.7
Mortgage- and asset-backed vehicles — Non-agency(1)	123,560.0	488.7	(2)	488.7
Private equity vehicles	52.3	50.0		45.7

Total	$125,474.9	$560.4		$556.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at December 31, 2009.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

Collateralized Loan Obligations.  We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Effective with the adoption of accounting changes to ASC Topic 810, Consolidation, on January 1, 2010, we concluded that we were the primary beneficiary on January 1, 2010 given our management rights over and interests in debt securities issued by the CLOs. Accordingly, we consolidated the assets and liabilities of these CLOs on January 1, 2010. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The debt securities are accounted for at fair value and are included in Financial instruments owned at November 30, 2010 and Investments in managed funds at December 31, 2009 on our Consolidated Statements of Financial Condition. The carrying amount of the debt securities was $8.8 million and $7.3 million at November 30, 2010 and December 31, 2009, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

In addition, we have variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO. This VIE has assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in this VIE consists of debt securities. The fair value of our interests in this VIE consist of a direct interest

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

Asset Management Vehicle.  We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method and included in Investments in managed funds on our Consolidated Statements of Financial Condition.

Private Equity Vehicles.  We entered into a Credit Agreement with JCP Fund V Bridge Partners, LLC (“the Borrower”), pursuant to which we committed to make loans to the Borrower. As of December 31, 2009, our aggregate commitment under the Credit Agreement was $50.0 million, of which approximately $45.7 million was funded. Our loan to the Borrower was recorded in Other investments on the Consolidated Statements of Financial Condition. On August 27, 2010, the Borrower satisfied all loans and obligations due under the Credit Agreement, and we and the Borrower terminated the Credit Agreement. (See Note 22 for additional discussion of the credit agreement with JCP V.)

On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”). As of November 30, 2010, we have funded approximately $9.3 million of our commitment. The USA Fund has assets consisting primarily of private equity and equity related investments. Our investment in the USA Fund is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $9.1 million at November 30, 2010. Our exposure to loss is limited to our equity commitment.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”). JEP IV has assets consisting primarily of private equity and equity related investments. Our variable interests in JEP IV consist of an equity investment and a loan commitment. Our equity investment in JEP IV is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $1.8 million at November 30, 2010. During the fourth quarter of 2010, we repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV in an aggregate principal amount of up to $54.0 million. As of November 30, 2010, we funded approximately $38.8 million of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. At December 31, 2009, JEP IV did not meet the characteristics of a VIE.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Jefferies Finance LLC

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

As of November 30, 2010, total committed equity capitalization of JFIN is $500 million. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of November 30, 2010, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded. Additionally, we provide a revolving line of credit to JFIN in the amount of $150.0 million JFIN to fund eligible loans at an interest rate of USD LIBOR plus 1.50%, scheduled to mature on September 4, 2011 with an automatic extension subject to a 60 termination notice by either party. At December 31, 2009 and November 30, 2010, the amount outstanding under the revolving line of credit was $-0- and $-0-, respectively.

Our investment in JFIN is accounted for under the equity method of accounting and is included in Other investments in the Consolidated Statements of Financial Condition. Equity method gains and losses on JFIN are included in Other income in the Consolidated Statements of Earnings for the eleven months ended November 30, 2010 and in Principal transaction revenues for the twelve months ended December 31, 2009 and 2008.

The following is a summary of selected financial information for JFIN as of and for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in millions):

	November 30,	December 31,	December 31,
	2010	2009	2008

Total assets	$890.4	$944.1	$1,075.4
Total liabilities	566.4	691.2	890.5
Total equity	324.0	252.9	184.9
Our total equity balance	162.0	126.4	92.4
Net earnings (loss)	71.7	67.5	(43.9)

Subsequent to November 30, 2010, we purchased participation certificates in loans originated by JFIN of $477.2 million. As of January 20, 2011, $9.5 million remains outstanding on the participation certificates.

Note 10.	Acquisitions

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill

All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes. The following is a summary of goodwill activity for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 (in thousands):

	Eleven Months
	Ended	Twelve Months Ended
	November 30, 2010	December 31, 2009

Balance, at beginning of period	$364,795	$358,837
Add: Contingent Consideration	1,013	10,038
Add: Acquisition	—	568
Less: Translation adjustments	(844)	(4,648)

Balance, at end of period	$364,964	$364,795

Acquisitions of LongAcre Partners, Helix Associates, and Randall & Dewey executed in prior years, each contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration was paid annually. There was no contractual dollar limit to the potential of additional consideration except for LongAcre Partners which is a fixed sum. The last period for additional contingent consideration based upon revenue performance has expired. During the eleven months ended November 30, 2010, we paid approximately $8.3 million in cash related to contingent consideration that had been determined in reference to prior periods.

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. As a result of our change in fiscal year-end from December 31 to November 30, we determined that an annual goodwill impairment testing date of June 1 is preferable under the circumstances to September 30. Accordingly, during the eleven months ended November 30,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

2010, we changed the date of our annual goodwill impairment testing to June 1. The change in the annual goodwill impairment testing date was made to keep the test in our third quarter, as it was before our change in fiscal year-end, and to move it to the beginning of the quarter to a time when our resources are less constrained. This change in our goodwill impairment testing date is deemed a change in accounting principle. We believe that the change in accounting principle does not delay, accelerate, or avoid a goodwill impairment charge and does not result in adjustments to our consolidated financial statements when applied retrospectively. We completed our annual test of goodwill impairment as of June 1, 2010 and less than twelve months have elapsed between annual tests. No impairment was identified.

Mortgage Servicing Rights

In December 2009, we acquired servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights acquired in December 2009 represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned $3.5 million in fees related to these servicing rights during the eleven months ended November 30, 2010. The following presents the activity in the balance of these servicing rights for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 (in thousands):

	Eleven Months	Twelve Months
	Ended	Ended
	November 30, 2010	December 31, 2009

Balance, beginning of period	$8,500	$—
Add: Acquisition	87	8,500
Less: Amortization	(324)	—

Balance, end of period	$8,263	$8,500

We estimate the fair value of these servicing rights was $16.1 million and $8.5 million at November 30, 2010 and December 31, 2009, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding prepayment and delinquencies are not significant to the fair value.

Note 11.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of November 30, 2010 and December 31, 2009. Average daily bank loans for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 were $23.8 million and $41.1 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Long-Term Debt

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at November 30, 2010 and December 31, 2009 (in thousands):

	November 30,	December 31,
	2010	2009

7.75% Senior Notes, due 2012 (effective interest rate of 8.08)%	$305,969	$306,811
5.875% Senior Notes, due 2014 (effective interest rate of 6.00)%	249,048	248,831
3.875% Senior Note, due 2015 (effective interest rate of 3.92)%	499,000	—
5.5% Senior Notes, due 2016 (effective interest rate of 5.57)%	348,854	348,865
8.5% Senior Notes, due 2019 (effective interest rate of 8.31)%	708,529	709,193
6.875% Senior Note, due 2021 (effective interest rate of 6.99)%	545,510	—
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55)%	346,544	346,439
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20)%	282,577	276,433
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37)%	492,650	492,545

	$3,778,681	$2,729,117

On November 2, 2010, we issued 3.875% Senior Notes, due in 2015, with a principal amount of $500.0 million and received proceeds of $497.7 million. On June 24, 2010 and July 15, 2010, we issued 6.875% Senior Notes, due in 2021, with a principal amount of $400.0 million and $150.0 million, respectively, and received proceeds of $394.2 million and $148.7 million, respectively.

On October 26, 2009, we issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture convertible into 25.5076 shares of our common stock (equivalent to a conversion price of approximately $39.20 per share of common stock). We received net proceeds of $339.6 million in connection with the offering. Approximately $275.0 million of the net proceeds was allocated to Long-term debt, approximately $5.0 million was allocated to Other assets as debt issuance costs and approximately $42.0 million was allocated to Additional paid-in capital, net of deferred taxes of $27.0 million, on the Consolidated Statements of Financial Condition. In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

In June and September 2009, we issued 8.5% Senior Notes, due in 2019, with a principal amount of $400 million and $300 million, respectively, and received proceeds of $393.9 million and $321.0 million, respectively. During the twelve months ended December 31, 2009, we repurchased approximately $20.3 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $7.7 million, which was recognized in Other income on the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

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

Note 13.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased $125.0 million of our Series A convertible preferred stock in a private placement. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of November 30, 2010, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.

Note 14.	Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at November 30, 2010 and December 31, 2009 (in millions):

	November 30, 2010	December 31, 2009

JSOP	$282.5	$282.7
JESOP	32.6	33.2
Other(1)	17.9	5.6

Noncontrolling interests	$333.0	$321.5

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings to determine Net earnings to common shareholders. Prior to January 1, 2009, we recorded minority interest in earnings (loss) of consolidated subsidiaries in the determination of net earnings (loss). As of January 1, 2009, Net earnings (loss) to noncontrolling interests is deducted from Net earnings (loss) to determine Net earnings (loss) to common shareholders. This change in presentation resulted in a decrease to Net loss of approximately $53.9 million for the twelve months ended December 31, 2008. There has been no other comprehensive income or loss attributed to noncontrolling interests for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 because all other comprehensive income or loss is attributed to us.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Mandatorily Redeemable Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $315.9 million and $318.0 million at November 30, 2010 and December 31, 2009, respectively.

Note 15.	Benefit Plans

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

The following tables set forth the plan’s funded status and amounts recognized in our accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Earnings (in thousands):

	November 30,	December 31,
	2010	2009

Accumulated benefit obligation	$45,535	$43,750
Projected benefit obligation for service rendered to date	45,535	43,750
Plan assets, at fair value	35,086	35,892

Funded status	(10,449)	(7,858)
Unrecognized net loss	13,925	12,005

Prepaid benefit cost	3,476	4,147
Accumulated other comprehensive loss, before taxes	(13,925)	(12,005)

Pension liability	$(10,449)	$(7,858)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009	2008

Net pension cost included the following components:
Service cost	$183	$200	$200
Interest cost on projected benefit obligation	2,233	2,586	2,531
Expected return on plan assets	(2,382)	(2,417)	(3,113)
Net amortization	635	906	—
Settlement losses(1)	—	835	—

Net periodic pension cost (income)	$669	$2,110	$(382)

(1)	Of the $2.1 million in pension cost for the twelve months ended December 31, 2009, $0.8 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in 2009 for terminated employees exceeded current year interest and service costs.

	Eleven Months
	Ended	Twelve Months
	November 30,	Ended December 31,
	2010	2009	2008

Net loss (gain) arising during the period	$2,556	$(271)	$10,949
Settlements during the period	—	(835)	—
Amortization of net loss	(635)	(906)	—

Total recognized in other comprehensive income	$1,921	$(2,012)	$10,949

Total recognized in net periodic benefit cost (income) and other comprehensive income	$2,590	$98	$10,567

	Eleven Months	Twelve Months
	Ended	Ended
	November 30, 2010	December 31, 2009

Projected benefit obligation, beginning of period	$43,750	$41,492
Service cost	183	200
Interest cost	2,233	2,586
Actuarial losses	2,222	3,132
Administrative expenses paid	(154)	(180)
Benefits paid	(2,699)	(438)
Settlements	—	(3,042)

Projected benefit obligation, end of period	$45,535	$43,750

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

	Eleven Months	Twelve Months
	Ended	Ended
	November 30, 2010	December 31, 2009

Fair value of assets, beginning of period	$35,892	$33,731
Benefit payments made	(2,699)	(438)
Administrative expenses paid	(154)	(180)
Total investment return	2,047	5,821
Settlements	—	(3,042)

Fair value of assets, end of period	$35,086	$35,892

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation:

	Eleven Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	November 30, 2010	December 31, 2009	December 31, 2008

Discount rates	5.25%	5.75%	6.50%
Rate of compensation increase	—%	—%	—%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

We did not contribute to our pension plan during the eleven months ended November 30, 2010. The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $13.9 million and $12.0 million as of November 30, 2010 and December 31, 2009, respectively. During 2011, we expect to recognize an amortization of net loss of $0.9 million as a component of net periodic benefit cost.

Expected benefit payments through fiscal year ending November 30, 2020 are as follows (in thousands):

2011	$1,198.1
2012	2,753.5
2013	1,450.4
2014	1,947.3
2015	1,726.6
2016 through 2020	14,264.7

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the fair value of plan assets as of November 30, 2010 and December 31, 2009 by level within the fair value hierarchy (in thousands):

	As of November 30, 2010
	Level 1	Level 2	Total

Plan assets(1):
Cash and cash equivalents	$539	$—	$539
Listed equity securities(2)	17,804	—	17,804
Fixed income securities:
Corporate debt securities	—	5,841	5,841
Foreign corporate debt securities	—	1,017	1,017
U.S. government securities	4,607	—	4,607
Agency mortgage-backed securities	—	3,234	3,234
Commercial mortgage-backed securities	—	1,385	1,385
Asset-backed securities	—	582	582
Other	—	77	77

	$22,950	$12,136	$35,086

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

	As of December 31, 2009
	Level 1	Level 2	Total

Plan assets(1):
Cash and cash equivalents	$1,169	$—	$1,169
Listed equity securities(2)	17,999	—	17,999
Fixed income securities:
Corporate debt securities	—	7,874	7,874
Foreign corporate debt securities	—	497	497
U.S. government securities	3,750	—	3,750
Agency mortgage-backed securities	—	2,511	2,511
Commercial mortgage-backed securities	—	1,207	1,207
Asset-backed securities	—	391	391
Other securities	—	494	494

	$22,918	$12,974	$35,892

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

The following is a description of the valuation techniques used in measuring our plan assets accounted for at fair value on a recurring basis:

•	Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy;

•	Listed equity securities are valued using the quoted prices in active markets for identical assets;

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

•	Fixed income securities:

•	Corporate debt, mortgage- and asset-backed securities and other securities valuations use data readily available to all market participants and use inputs available for substantially the full term of the security. Valuation inputs include benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers, reference data, and industry and economic events;

•	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.

Assets in the plan are invested under guidelines adopted by the Administrative Committee of the Plan. Because the Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2011 is approximately 60% equities and 40% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

Note 16.	Compensation Plans

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

Total compensation cost related to share-based compensation plans amounted to $151.1 million, $126.7 million and $563.8 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $3.0 million, ($14.6) million and $6.2 million during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $2.4 million, $12.4 million and $11.9 million related to share-based compensation in cash flows from financing activities for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. We expect to change our tax year end to coincide with the recent change in our fiscal year end. As a result of this expected change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, we

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

expect to recognize a net tax benefit of $21.4 million related to share-based compensation awards that vested during the eleven months ended November 30, 2010 in additional paid-in capital during the three month period ending February 28, 2011.

As of November 30, 2010, we had $161.0 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.4 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the eleven months ended November 30, 2010, and twelve months ended December 31, 2009 and 2008:

Incentive Compensation Plan.  We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then outstanding awards (as defined in the Incentive Plan) plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.

Restricted Stock and Restricted Stock Units

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units. Restricted stock units give a participant the right to receive fully vested shares at the end of a specified deferral period. One advantage of restricted stock units, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes nonforfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, restricted stock units carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

On December 2, 2008, we approved an overall compensation strategy that modified the terms of all outstanding restricted stock and restricted stock units of active employees and addressed the terms of future restricted stock and restricted stock units granted as part of year end compensation. We modified these awards by removing the service requirement employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). Prior to the modifications, these awards were generally subject to annual ratable vesting upon a five year service requirement, with provisions related to retirement eligibility. As a result of the removal of the service requirements, we accelerated the remaining compensation cost of the outstanding awards of $302.6 million which was recognized on the modification date (December 2, 2008) and recognized compensation expense of $74.0 million associated with 2008 year end compensation awards on the date of grant (December 30, 2008).

Upon approval of the overall compensation strategy, we determined that the service inception date precedes the grant date for future restricted stock and restricted stock units granted as part of year end compensation, and, as such, the compensation expense associated with these awards is generally accrued over the one year period prior to the grant date. For the eleven months ended November 30, 2010, we recognized compensation expense of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

$114.7 million related to restricted stock and restricted stock units of approximately 5,062,000 and 127,000, respectively, granted as part of our 2010 year end compensation. For the twelve months ended December 31, 2009, we recognized compensation expense of $126.5 million related to restricted stock and restricted stock units of approximately 5,384,000 and 215,000, respectively, granted as part of our 2009 year-end compensation.

In addition to year end compensation awards, we grant restricted stock and restricted stock units to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain senior executives. Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and restricted stock units are granted to certain senior executives with both performance and service conditions. We amortize these awards granted to senior executives over the service period as we have determined it is probable that the performance condition will be achieved.

The total compensation cost associated with restricted stock and restricted stock units amounted to $149.8 million, $125.1 million and $561.7 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on and senior executive awards, less forfeitures and clawbacks.

The following table details the activity of restricted stock:

		Weighted
	Eleven Months Ended	Average Grant
	November 30, 2010	Date Fair Value
	(Shares in 000s)

Restricted stock
Balance, beginning of period	2,216	$20.01
Grants(1)	8,270	$23.24
Forfeited	(130)	$24.00
Fulfillment of service requirement(1)	(5,438)	$22.28

Balance, end of period(2)	4,918	$22.82

(1)	Includes approximately 5.2 million shares of restricted stock granted with no future service requirements during the eleven months ended November 30, 2010. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $22.48.

(2)	Represents restricted stock with a future service requirement.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The following table details the activity of restricted stock units:

			Weighted
	Eleven Months Ended		Average Grant
	November 30, 2010		Date Fair Value
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
	(Shares in 000s)

Restricted stock units
Balance, beginning of period	936	26,468	$17.07	$14.84
Grants	3,299	515 (1)	$25.41	$23.29
Distribution of underlying shares	—	(2,052)	$—	$17.42
Forfeited	(14)	(424)	$14.78	$19.05
Fulfillment of service requirement	(223)	223	$15.60	$15.60

Balance, end of period	3,998	24,730	$24.04	$14.74

(1)	Includes approximately 362,000 dividend equivalents declared on restricted stock units during the eleven months ended November 30, 2010. The weighted average grant date fair value of these dividend equivalents was approximately $23.88.

The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the eleven months ended November 30, 2010 and twelve months ended December 31, 2008 was $11.4 million and $489.1 million, respectively. There were no restricted stock and restricted stock units granted with a service requirement that vested during 2009. In addition, we granted restricted stock and restricted stock units with no future service requirements with an aggregate fair value of $120.2 million, $137.0 million and $74.0 million during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.

Stock Options

The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the eleven months ended November 30, 2010 is presented below (amounts in thousands, except per share data):

	Eleven Months Ended
	November 30, 2010
		Weighted
		Average
	Options	Exercise Price

Outstanding at beginning of period	48	$7.65
Exercised	(22)	$4.99

Outstanding at end of period	26	$9.89

Options exercisable at end of period	26	$9.89

The total intrinsic value of stock options exercised during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 was $449,000, $94,000 and $775,000, respectively. Cash received from the exercise of stock options during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 totaled $108,000, $69,000 and $840,000, respectively. We did not realize a tax

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

benefit related to stock options exercised during the eleven months ended November 30, 2010, and expect to realize a tax benefit of $186,000 related to these exercises during the first quarter of 2011. The tax benefit realized from stock options exercised during the twelve months ended December 30, 2009 and 2008 was $38,000 and $305,000, respectively.

The table below provides additional information related to stock options outstanding at November 30, 2010:

	Outstanding,
	Net of Expected	Options
November 30, 2010	Forfeitures	Exercisable
	Dollars and shares in thousands, except per share data

Number of options	26	26
Weighted-average exercise price	9.89	9.89
Aggregate intrinsic value	369	369
Weighted-average remaining contractual term, in years	1.25	1.25

At November 30, 2010, tax benefits expected to be recognized in equity upon exercise of vested options are approximately $153,000.

Directors’ Plan.  We have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each nonemployee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our annual shareholders’ meeting. These grants vest three years after the date of grant and are expensed over the requisite service period.

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan was $1.2 million, $1.0 million and $1.2 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively and is included within Other expenses on the Consolidated Statement of Earnings.

Employee Stock Purchase Plan.  We also have an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. All regular full time employees and employees who work part time over 20 hours per week are eligible for the ESPP. Annual employee contributions are limited to $21,250, are voluntary, are made via payroll deduction and are used to purchase our common stock. The stock price used is 95% of the closing price of our common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan.  We also have a Deferred Compensation Plan, which was established in 2001. In 2010, 2009 and 2008, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. As of the third quarter of 2008, the change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings. Prior financial statement periods have not been adjusted for this change in presentation as the impact of such change does not have a material impact on the related line items within the Consolidated Statements of Earnings for each of the periods presented.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $0.1 million, $0.6 million and $0.9 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. As of November 30, 2010, there were approximately 2,914,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.  We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008.

Profit Sharing Plan.  We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $5.0 million, $4.5 million and $9.1 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively.

Deferred Cash Awards.  We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to four years. We amortize these awards to compensation expense over the relevant service period. At November 30, 2010 and December 31, 2009, the remaining unamortized amount of these awards was $104.1 million and $85.5 million, respectively. In addition, as part of 2010 year end compensation, deferred cash awards were granted that will be disbursed and amortized subsequent to November 30, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Note 17.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Eleven Months	Twelve Months
	Ended	Ended
	November 30,	December 31,
	2010	2009	2008

Earnings for basic earnings per common share:
Net earnings (loss)	$240,267	$311,819	$(594,801)
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)

Net earnings (loss) to common shareholders	223,666	275,282	(540,917)
Less: Allocation of earnings to participating securities(1)	8,069	2,272	6,831

Net earnings (loss) available to common shareholders	$215,597	$273,010	$(547,748)

Earnings for diluted earnings per common share:
Net earnings (loss)	$240,267	$311,819	$(594,801)
Net earnings (loss) to noncontrolling interests	16,601	36,537	(53,884)

Net earnings (loss) to common shareholders	223,666	275,282	(540,917)
Add: Convertible preferred stock dividends	3,724	4,063	—
Less: Allocation of earnings to participating securities(1)	8,084	2,260	6,831

Net earnings (loss) available to common shareholders	$219,306	$277,085	$(547,748)

Shares:
Average common shares used in basic computation	196,393	200,446	166,163
Stock options	13	21	—
Mandatorily redeemable convertible preferred stock	4,105	4,105	—
Convertible debt	—	—	—

Average common shares used in diluted computation	200,511	204,572	166,163

Earnings per common share:
Basic	$1.10	$1.36	$(3.30)
Diluted	$1.09	$1.35	$(3.30)

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 7,285,000, 1,668,000 and 27,310,000 for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. Dividends declared on participating securities during the eleven months ended November 30, 2010 and twelve months ended December 31, 2008 amounted to approximately $2.3 million and $6.8 million, respectively. No dividends were declared during 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The following securities were considered antidilutive and, therefore, not included in the computation of Diluted earnings per share:

	Number of Securities
	Outstanding at
	November 30,	December 31,	December 31,
	2010	2009	2008

Stock options	—	—	59,720
Mandatorily redeemable convertible preferred stock	—	—	4,105,138

The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010	$0.075	$0.075	$0.075	$0.075
2009	—	—	—	—

On December 17, 2010, a quarterly dividend was declared of $0.075 per share of common stock payable on February 15, 2011 to stockholders of record as of January 17, 2011.

Note 18.	Income Taxes

Total income taxes for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 were allocated as follows (in thousands):

		Twelve Months
	Eleven Months	Ended
	Ended	December 31,
	November 30, 2010	2009	2008

Income tax expense/(benefit)	$156,404	$195,928	$(293,359)
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/less than amounts recognized for financial reporting purposes	(2,965)	14,606	(6,233)

	$153,439	$210,534	$(299,592)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 consists of the following (in thousands):

		Twelve Months
	Eleven Months	Ended
	Ended	December 31,
	November 30, 2010	2009	2008

Current:
Federal	$123,352	$128,506	$(113,037)
State and local	36,379	34,191	5,418
Foreign	(7,716)	23,084	(5,034)

	152,015	185,781	(112,653)

Deferred:
Federal	(15,275)	17,032	(101,482)
State and local	388	8,018	(38,575)
Foreign	19,276	(14,903)	(40,649)

	4,389	10,147	(180,706)

	$156,404	$195,928	$(293,359)

Income taxes differed from the amounts computed by applying the Federal statutory income tax rate of 35% for 2010, 2009 and 2008 as a result of the following (in thousands):

	Eleven Months
	Ended
	November 30,		Twelve Months Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected income taxes	$138,835	35.0%	$177,711	35.0%	$(310,856)	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	23,899	6.0	27,436	5.4	(21,552)	2.4
Noncontrolling interest, not subject to tax	(5,810)	(1.5)	(12,788)	(2.5)	18,859	(2.1)
Foreign income	525	0.1	388	0.1	16,954	(1.9)
Other, net	(1,045)	(0.2)	3,181	0.6	3,236	(0.4)

Total income taxes	$156,404	39.4%	$195,928	38.6%	$(293,359)	33.0%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The following table presents a reconciliation of gross unrecognized tax benefits for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in thousands):

	Eleven Months
	Ended	Twelve Months Ended
	November 30,	December 31,
	2010	2009	2008

Balance at beginning of period	$24,153	$13,485	$8,825
Increases based on tax positions related to the current period	22,198	10,769	2,395
Decreases based on tax positions related to the current period	—	—	(145)
Increases based on tax positions related to prior periods	6,753	1,136	3,372
Decreases based on tax positions related to prior periods	(252)	—	(265)
Decreases related to settlements with taxing authorities	—	(969)	(697)
Decreases related to a lapse of applicable statute of limitations	—	(268)	—

Balance at end of period	$52,852	$24,153	$13,485

The total amount of unrecognized benefits net of federal taxes that, if recognized, would affect the effective tax rate was $34.3 million, $15.7 million and $8.8 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively. Interest related to income tax liabilities is recognized in Interest expense. Penalties, if any, are recognized in Other expenses. Net, pretax Interest expense related to income tax liabilities was $2.0 million in 2010. In addition to the liability for unrecognized tax benefits, we had interest accrued of approximately $6.4 million, $4.4 million and $3.7 million for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008, respectively, included in Accrued expenses and other liabilities. No material penalties were required to be accrued at November 30, 2010 and December 31, 2009.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations would have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, various tax examinations will be concluded and statutes of limitation will expire. These events will have the combined effect of reducing the November 30, 2010 balance of unrecognized tax benefits by $9.2 million, whether resolution results in payment or recognition. It is also reasonably possible that the balance of unrecognized tax benefits will increase significantly during the next twelve months for tax positions related to that period.

We are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year

United States	2006
United Kingdom	2008
New Jersey	2006
New York State	2001
New York City	2003

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2010 and December 31, 2009 are presented below (in thousands):

	November 30,	December 31,
	2010	2009

Deferred tax assets:
Compensation	$386,702	$325,995
Net operating loss	19,074	30,107
Investments	10,366	34,975
Other	24,341	31,309

Sub-total	440,483	422,386
Valuation allowance	(8,326)	(6,980)

Total deferred tax assets	432,157	415,406

Deferred tax liabilities:
Long-term debt	30,889	28,673
Amortization of intangibles	45,663	34,112
Other	16,759	8,713

Total deferred tax liabilities	93,311	71,498

Net deferred tax asset, included in other assets	$338,846	$343,908

A valuation allowance of $8.3 million and $7.0 million was recorded at November 30, 2010 and December 31, 2009, respectively, and represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $338.5 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2010, we had United Kingdom loss carryforwards of approximately $39.5 million. The United Kingdom loss carryforwards have an unlimited carryforward period. A tax benefit has been recorded for the associated deferred tax assets with no valuation allowance. At November 30, 2010, we had loss carryforwards and other deductible temporary differences in other countries in which we operate of approximately $20.3 million. The losses begin to expire in the year 2013 and the deferred tax assets related to these temporary differences have been fully offset by a valuation allowance.

There is a current tax payable of $25.5 million and $72.8 million at November 30, 2010 and December 31, 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Commitments, Contingencies and Guarantees

The following table summarizes our commitments and guarantees at November 30, 2010 (in millions):

	Expected Maturity Date
			2013	2015	2017	Notional/
			and	and	and	Maximun
	2011	2012	2014	2016	Later	Payout

Equity commitments	$0.5	$0.1	$9.8	$3.4	$217.8	$231.6
Loan commitments	150.0	12.8	75.5	28.8	—	267.1
Mortgage-related commitments	575.1	262.7	67.2	—	—	905.0
Forward starting repos	321.8	—	—	—	—	321.8
Derivative contracts:
Derivative contracts — non credit related	16,528.3	3,379.0	6.2	15.0	—	19,928.5
Derivative contracts — credit related	—	—	37.6	163.4	29.7	230.7

Total derivative contracts	16,528.3	3,379.0	43.8	178.4	29.7	20,159.2

	$17,575.7	$3,654.6	$196.3	$210.6	$247.5	$21,884.7

The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives (in millions):

	External Credit Rating
				Below		Notional/
	AAA/			Investment		Maximum
	Aaa	AA/Aa	BBB/Baa	Grade	Unrated	Payout

Loan commitments	$—	$—	$12.8	$58.8	$195.5	$267.1
Derivative contracts- credit related:
Single name credit default swaps	9.7	—	—	—	—	9.7
Index credit default swaps	10.0	10.0	201.0	—	—	221.0

Total derivative contracts — credit related	19.7	10.0	201.0	—	—	230.7

Total credit related commitments	$19.7	$10.0	$213.8	$58.8	$195.5	$497.8

The table below shows our credit exposure from our lending commitments, including funded amounts, as of November 30, 2010. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Corporate Lending Commitments and Funded Loans at November 30, 2010

				Total	Corporate	Corporate
			Greater	Corporate	Lending	Lending
	0 - 12	1 - 5	Than	Lending	Exposure at	Commitments
Credit Ratings	Months	Years	5 Years	Exposure(1)	Fair Value(2)	(3)

BBB	$—	$12.8	$—	$12.8	$—	$12.8
Non-investment grade	—	70.5	—	70.5	11.7	58.8
Unrated	150.0	94.7	4.3	249.0	53.5	195.5

Total	$150.0	$178.0	$4.3	$332.3	$65.2	$267.1

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $65.1 million of funded loans included in Financial instruments owned — Loans and $0.1 million of lending commitments recorded in Financial instruments owned — Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2010.

(3)	Amounts represent the notional amount of unfunded lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.  On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to JFIN is $500.0 million as of November 30, 2010. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of November 30, 2010, we have funded $107.5 million of our aggregate $250.0 million commitment leaving $142.5 million unfunded.

As of November 30, 2010, we have an aggregate commitment to invest additional equity of approximately $7.8 million in Jefferies Capital Partners IV L.P. and its related parallel fund, and an aggregate commitment to invest an additional $74.5 million in Jefferies Capital Partners V L.P. and its related parallel funds.

As of November 30, 2010, we had other equity commitments to invest up to $6.8 million in various other investments.

Loan Commitments.  From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of November 30, 2010, we had $101.9 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives was $0.1 million at November 30, 2010.

We entered into a revolving credit agreement with JFIN for $150.0 million to fund eligible loans on a daily basis. As of November 30, 2010, the commitment remained unfunded.

We entered into a credit agreement with Jefferies Employee Partners IV, LLC whereby we are committed to extend loans up to the maximum aggregate principle amount of $54.0 million. As of November 30, 2010, we funded approximately $38.8 million of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition and $15.2 million of our commitment remained unfunded.

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

Forward Starting Repos.  We enter into commitments to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government securities.

Derivative Contracts.  We disclose certain derivative contracts meeting the definition of a guarantee under GAAP. Such derivative contracts include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate us to make a payment) and written equity put options. At

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

November 30, 2010, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $20,159.2 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At November 30, 2010, the fair value of such derivative contracts approximated $(140.1) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.

Jefferies Financial Products, LLC.  JFP maintains a credit intermediation facility with a highly rated European bank (the “Bank”), which allows JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into offsetting transactions with JFP and receive a fees from JFP for providing credit support.

Other Guarantees.  We are members of various exchanges and clearinghouses. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote.

Leases.  As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases. Future minimum lease payments for all noncancelable operating leases at November 30, 2010 are as follows for the calendar periods through 2022 (in thousands):

	Gross	Subleases	Net

2011	$51,165	$6,245	$44,920
2012	47,944	5,653	42,291
2013	45,937	5,436	40,501
2014	37,495	4,988	32,507
2015	21,721	2,372	19,349
Thereafter	103,337	2,521	100,816

	$307,599	$27,215	$280,384

Rental expense, net of subleases, amounted to $36.2 million, $44.6 million and $44.0 million for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 and 2008, respectively.

Note 20.	Net Capital Requirements

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

As of November 30, 2010, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands of dollars):

	Net Capital	Excess Net Capital

Jefferies	$585,123	$513,455
Jefferies Execution	$12,549	$12,299
Jefferies High Yield Trading	$517,577	$517,327

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The subsidiaries consistently operate in excess of the net capital requirements.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 21.	Segment Reporting

The Capital Markets reportable segment includes our traditional securities brokerage trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. In addition, we separately disclose the Asset Management segment.

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
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Our net revenues, expenses, and total assets by segment are summarized below for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in millions):

	Capital	Asset
	Markets	Management	Total

Eleven months ended November 30, 2010
Net revenues	$2,175.5	$16.8	$2,192.3

Expenses	$1,751.4	$29.3	$1,780.7

Segment assets	$36,510.5	$216.0	$36,726.5

Twelve months ended December 31, 2009
Net revenues	$2,127.4	$35.9	$2,163.3

Expenses	$1,587.5	$30.8	$1,618.3

Segment assets	$27,947.3	$173.7	$28,121.0

Twelve months ended December 31, 2008
Net revenues	$1,066.9	$(52.9)	$1,014.0

Expenses	$1,926.2	$45.0	$1,971.2

Segment assets	$19,843.7	$135.0	$19,978.7

Net Revenues by Geographic Region

Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, within Capital Markets or the location of the investment advisor in the case of Asset Management. The following table presents net revenues by geographic region for the eleven months ended November 30, 2010 and twelve months ended December 31, 2009 and 2008 (in thousands):

	Eleven Months
	Ended	Twelve Months Ended
	November 30,	December 31,
	2010	2009	2008

Americas(1)	$1,882,764	$1,895,479	$805,260
Europe(2)	300,405	266,440	191,368
Asia (including Middle East)	9,081	1,342	17,358

Net revenues	$2,192,250	$2,163,261	$1,013,986

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results

Note 22.	Related Party Transactions

On August 11, 2008, we entered into a Credit Agreement (the “Credit Facility”) with JCP Fund V Bridge Partners, LLC, a Delaware limited liability company (“the Borrower”), pursuant to which we made loans of $45.7 million. On August 27, 2010, the Borrower satisfied all loans and obligations due under the Credit Agreement, and we and the Borrower terminated the Credit Agreement.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

We have committed to invest an aggregate of up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”). Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in The USA Fund, a parallel fund to Fund V. As of November 30, 2010, we have funded approximately $9.3 million of our commitment to The USA Fund. On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Jefferies Capital Partners V L.P. As of November 30, 2010, we have funded approximately $1.2 million of this commitment.

At November 30, 2010, we have commitments to purchase $244.0 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

At November 30, 2010 and December 31, 2009, we had $76.5 million and $57.6 million of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition. At November 30, 2010 and December 31, 2009, receivables from officers and directors included within Customer receivables was $9.1 million and $0.5 million, respectively, which represents standard margin loan balances arising from individual security transactions. Employees, officers and directors may maintain brokerage accounts with us. Transactions within these accounts are subject to the same terms and conditions as customer transactions.

We engage in debt capital markets transactions with Jefferies Finance LLC. In connection with such transactions during the eleven months ended November 30, 2010, and the twelve months ended December 31, 2009, we paid fees to Jefferies Finance LLC related to originations of loans by Jefferies Finance LLC of $11.1 million and $0.8 million, respectively.

Note 23.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the eleven months ended November 30, 2010 and the twelve months ended December 31, 2009 (in thousands, except per share amounts):

	Three Months Ended
	March 31,	May 31,	August 31,	November 30,
	2010(1)(2)	2010(1)(2)	2010(2)	2010

Total revenues	$725,368	$832,041	$693,030	$851,912
Earnings before income taxes	122,456	143,680	76,498	123,578
Earnings to common shareholders	72,144	83,826	44,754	62,867
Earnings per common share:
Basic	$0.35	$0.41	$0.22	$0.31

Diluted	$0.35	$0.41	$0.22	$0.31

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009(2)	2009(2)	2009(2)	2009(2)

Total revenues	$437,304	$702,117	$825,012	$667,626
Earnings before income taxes	48,930	119,461	171,923	167,433
Earnings to common shareholders	38,172	60,166	84,336	92,608
Earnings per common share:
Basic	$0.19	$0.30	$0.42	$0.46

Diluted	$0.19	$0.30	$0.41	$0.46

(1)	The three months ended March 31, 2010 and May 31, 2010 both include the Total revenues and earnings for the month ended March 31, 2010.

(2)	Adjustments have been made to amounts presented in previous filings. For further information refer to Note 1 in the Notes to these Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

Increase (decrease) in	Three Months Ended
Net earnings to	August 31,	May 31,	March 31,	December 31,	September 30,	June 30,	March 31,
common shareholders	2010	2010	2010	2009	2009	2009	2009
	(In thousands)

Previously reported Net earnings to common shareholders	$46,256	$84,832	$74,066	$93,520	$86,286	$61,900	$38,337
Netting of interest revenues and expense	—	—	—	—	—	—	—
Differences with clearing bank	(1,738)	(766)	(1,288)	(972)	(1,041)	(1,004)	(496)
Other items(1)	236	(240)	(634)	60	(909)	(730)	331

Total adjustments	(1,502)	(1,006)	(1,922)	(912)	(1,950)	(1,734)	(165)

Adjusted Net earnings to common shareholders	$44,754	$83,826	$72,144	$92,608	$84,336	$60,166	$38,172

(1)	Other items — Includes the effect of certain other immaterial adjustments.

The following tables set forth the effects of the adjustments on major caption items within our Consolidated Statement of Earnings for the quarters in 2010 and 2009.

	Three Months Ended
	August 31, 2010		May 31, 2010		March 31, 2010
	As		As		As
	Previously		Previously		Previously
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Principal transactions	$74,282	$71,044	$155,581	$153,986	$152,546	$150,380
Interest	152,546	239,557	150,187	243,183	150,020	218,935
Total revenues	609,257	693,030	740,640	832,041	658,619	725,368
Interest expense	89,159	175,761	71,110	164,504	75,377	145,313
Net revenues	520,098	517,269	669,530	667,536	583,242	580,055
Net revenues, less mandatorily redeemable preferred interest	522,635	519,806	667,512	665,518	581,194	578,007
Floor brokerage and clearing fees	30,244	30,111	35,849	35,508	30,730	30,637
Total non-interest expenses	443,441	443,308	522,179	521,838	455,644	455,551
Earnings before income taxes	79,194	76,498	145,333	143,680	125,550	122,456
Income tax expense	35,067	33,873	56,836	56,189	47,541	46,369
Net earnings	44,127	42,625	88,497	87,491	78,009	76,087
Net earnings to common shareholders	46,256	44,754	84,832	83,826	74,066	72,144
Earnings per common share:
Basic	$0.23	$0.22	$0.42	$0.41	$0.36	$0.35
Diluted	$0.23	$0.22	$0.41	$0.41	$0.36	$0.35

JEFFERIES GROUP, INC. AND SUBSIDIARIES
November 30, 2010 and December 31, 2009

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In thousands)

Principal transactions	$132,685	$130,806	$338,552	$337,042	$250,236	$248,934	$122,376	$121,612
Interest	153,661	201,121	161,091	210,436	150,599	186,442	102,087	134,251
Total revenues	622,045	667,626	777,177	825,012	667,576	702,117	405,904	437,304
Interest expense	83,839	131,194	76,756	127,558	77,383	114,436	63,947	95,611
Net revenues	538,206	536,432	700,421	697,454	590,193	587,681	341,957	341,693
Net revenues, less mandatorily redeemable preferred interest	531,578	529,804	676,825	673,858	577,866	575,354	347,260	346,996
Floor brokerage and clearing fees	26,414	26,288	20,677	20,817	19,628	19,983	13,891	13,879
Total non-interest expenses	362,497	362,371	501,795	501,935	455,538	455,893	298,078	298,066
Earnings before income taxes	169,081	167,433	175,030	171,923	122,328	119,461	49,182	48,930
Income tax expense	68,742	68,006	65,210	64,053	48,333	47,200	16,756	16,669
Net earnings	100,339	99,427	109,820	107,870	73,995	72,261	32,426	32,261
Net earnings to common shareholders’	93,520	92,608	86,286	84,336	61,900	60,166	38,337	38,172
Earnings per common share:
Basic	$0.47	$0.46	$0.42	$0.42	$0.31	$0.30	$0.19	$0.19
Diluted	$0.46	$0.46	$0.42	$0.41	$0.30	$0.30	$0.19	$0.19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Changes in Internal Control Over Financial Reporting.

(a) Reconciliation Results:

During the fourth quarter of 2010, we began self-clearing the mortgage portion of our fixed-income business. As previously reported in our preliminary earnings press release and Form 8-K filed on December 20, 2010, our clearing bank’s final statement of account differed from our records by $39 million in favor of the clearing bank. Having examined that difference, we have determined that the bank’s statement of account is accurate, and we have made correcting adjustments to reflect a $34.5 million reduction in Earnings before income taxes reported or preliminarily reported across the periods 2005-2010. (See pages 17-21 for detail regarding the allocations across the periods 2005 through 2010.) We do not believe that those adjustments are material individually or in the aggregate to our financial statements for any reported period.

(b) Evaluation of Internal Control Over Financial Reporting:

In connection with the adjustments, we further evaluated our internal control over financial reporting. In light of the above-mentioned errors, we determined that our processes and procedures regarding the cash reconciliation with our clearing bank which we had previously classified as a significant deficiency in our internal control over financial reporting, would have been classified as a material weakness and, solely in connection with this reconciliation matter, our disclosure controls and procedures would not have been effective in earlier periods.

(c) Remediation:

We believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to the cash reconciliation between us and our clearing bank for our mortgage-backed securities trades as of November 30, 2010. In particular during the fourth quarter of 2010, we have:

•	completed the transition to self-clearing our mortgage-backed securities trades as of October 25, 2010;

•	implemented reliable data feeds for valuing certain mortgage-backed securities; and

•	improved the reconciliation process to include cash reconciliation controls over our mortgage-backed securities trading business.

Except as discussed above, there was no change in our internal control over financial reporting during the quarter ended November 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

As reflected in Part II, Item 8 of this report, we conclude that, as of November 30, 2010, our internal control over financial reporting was effective.

Disclosure Controls and Procedures.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2010 are effective and provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Certifications.

Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the period ended November 30, 2010, and are filing as exhibits to this report, the certifications required by Rules 13a-14(a)/15d-14(a) and 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)3. Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.
3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.
3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.
4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
10.1	Jefferies Group, Inc. 2003 Incentive Compensation Plan, as Amended and Restated as of May 19, 2008 is incorporated herein by reference to Appendix 1 of Registrant’s proxy statement filed on April 16, 2008.
10.2	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on February 27, 2009.
10.3	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on February 27, 2009.
10.4	Summary of the 2010, 2011 and 2012 Executive Compensation Program for Messrs. Handler and Friedman is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 20, 2010.
10.5	Amendment No. 2 dated May 3, 2010 to Credit Agreement among JCP Fund V Bridge Partners LLC and Jefferies Group, Inc. is incorporated herein by reference to Exhibit 10 of Registrant’s Form 8-K filed on May 4, 2010.
10.6	Purchase Agreement dated June 23, 2010 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., BNY Mellon Capital Markets, Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Keefe, Bruyette & Woods, Inc. and U.S. Bancorp Investments, Inc. is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 28, 2010.
10.7	Purchase Agreement dated July 14, 2010 between Jefferies Group, Inc. and Jefferies & Company, Inc. is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on July 19, 2010.
10.8	Subscription Agreement for Jefferies SBI USA Fund L.P. dated as of July 26, 2010 is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 12, 2010.

10.9	Subscription Agreement for Jefferies Capital Partners V L.P. dated as of August 12, 2010 is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 12, 2010.
10.10	Purchase Agreement dated November 2, 2010 among Jefferies Group, Inc., and Jefferies & Company, Inc., BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 8, 2010.
10.11*	Agreement between Jefferies Group, Inc. and Michael J. Sharp dated July 12, 2010.
21*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

Exhibits 10.1, 10.2 10.4, and 10.11 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

/s/  RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer

Dated: February 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER Richard B. Handler	Chairman of the Board of Directors, Chief Executive Officer	February 2, 2011

/s/ PEREGRINE C. BROADBENT Peregrine C. Broadbent	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 2, 2011

/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director and Chairman, Executive Committee	February 2, 2011

/s/ W. PATRICK CAMPBELL W. Patrick Campbell	Director	January 28, 2011

/s/ IAN M. CUMMING Ian M. Cumming	Director	January 28, 2011

/s/ RICHARD G. DOOLEY Richard G. Dooley	Director	January 27, 2011

/s/ ROBERT E. JOYAL Robert E. Joyal	Director	January 27, 2011

/s/ MICHAEL T. O’KANE Michael T. O’Kane	Director	January 28, 2011

/s/ JOSEPH S. STEINBERG Joseph S. Steinberg	Director	January 26, 2011