Form 10-Q
period 2011-02-28
JEFFERIES GROUP INC /DE/
filed 2011-04-06
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
   Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 177,328,702 shares as of the close of business on March 30, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FEBRUARY 28, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	February 28,	November 30,
	2011	2010
ASSETS
Cash and cash equivalents (including $282,491 and $202,565 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	$1,164,333	$2,188,998
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,794,503	1,636,755
Financial instruments owned, at fair value, including securities pledged of $15,024,808 and $12,338,728 in 2011 and 2010, respectively:
Corporate equity securities (including $176,815 and $120,606 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	2,173,967	1,565,793
Corporate debt securities (including $360,868 and $462,462 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	4,236,560	3,630,616
Government, federal agency and other sovereign obligations	5,875,860	5,191,973
Mortgage- and asset-backed securities (including $40,372 and $43,355 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	5,371,708	4,921,565
Loans and other receivables (including $297,398 and $362,465 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	444,205	434,573
Derivatives (including $16,274 and $7,579 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	82,608	119,268
Investments, at fair value (including $17,478 and $15,612 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	68,291	77,784

Total financial instruments owned, at fair value (including $909,205 and $1,012,079 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	18,253,199	15,941,572
Investments in managed funds	136,727	131,585
Other investments	387,288	220,323
Securities borrowed	8,137,278	8,152,678
Securities purchased under agreements to resell	3,402,301	3,252,322
Securities received as collateral	30,768	48,616
Receivables:
Brokers, dealers and clearing organizations (including $91,806 and $195,485 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	3,694,820	2,550,234
Customers	1,868,021	1,328,365
Fees, interest and other (including $6,655 and $127 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	240,819	165,603
Premises and equipment	146,683	142,729
Goodwill	366,500	364,964
Other assets (including $212 and $370 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	804,910	601,799

Total assets (including $1,290,369 and $1,410,626 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	$40,428,150	$36,726,543

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	February 28,	November 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $1,121 and $2,708 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	$1,989,199	$1,638,372
Corporate debt securities (including $366,331 and $443,100 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	2,295,374	2,375,925
Government, federal agency and other sovereign obligations	5,510,010	4,735,288
Mortgage- and asset-backed securities	119,849	129,384
Loans (including $59,826 and $150,100 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	70,062	171,278
Derivatives (including $-0- and $136 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	71,263	59,552

Total financial instruments sold, not yet purchased, at fair value (including $427,278 and $596,044 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	10,055,757	9,109,799
Securities loaned	3,030,690	3,108,977
Securities sold under agreements to repurchase	11,940,684	10,684,056
Obligation to return securities received as collateral	30,768	48,616
Payables:
Brokers, dealers and clearing organizations (including $68,799 and $157,134 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	3,076,859	1,885,357
Customers	4,263,789	3,716,357
Accrued expenses and other liabilities (including $121,046 and $94,402 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	865,730	1,142,850
Long-term debt	3,780,304	3,778,681
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $332,258 and $315,885 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	332,258	315,885

Total liabilities (including $949,381 and $1,163,465 at February 28, 2011 and November 30, 2010, respectively, from VIEs)	37,501,839	33,915,578

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 207,386,635 shares in 2011 and 200,301,656 shares in 2010	21	20
Additional paid-in capital	2,275,107	2,218,123
Retained earnings	922,478	850,654
Less:
Treasury stock, at cost, 30,318,925 shares in 2011 and 28,607,510 shares in 2010	(583,137)	(539,530)
Accumulated other comprehensive loss:
Currency translation adjustments	(28,347)	(42,859)
Additional minimum pension liability	(8,419)	(8,419)

Total accumulated other comprehensive loss	(36,766)	(51,278)

Total common stockholders’ equity	2,577,703	2,477,989
Noncontrolling interests	348,608	332,976

Total stockholders’ equity	2,926,311	2,810,965

Total liabilities and stockholders’ equity	$40,428,150	$36,726,543

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	February 28, 2011	March 31, 2010
Revenues:
Commissions	$119,921	$134,438
Principal transactions	290,151	150,380
Investment banking	239,059	198,337
Asset management fees and investment income from managed funds	23,868	6,599
Interest	273,216	218,935
Other	20,461	16,679

Total revenues	966,676	725,368
Interest expense	208,294	145,313

Net revenues	758,382	580,055

Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	16,438	2,048

Net revenues, less mandatorily redeemable preferred interest	741,944	578,007

Non-interest expenses:
Compensation and benefits	442,892	319,801
Floor brokerage and clearing fees	28,132	30,729
Technology and communications	43,675	40,209
Occupancy and equipment rental	17,979	19,706
Business development	19,938	13,361
Professional services	13,276	14,423
Other	13,121	17,322

Total non-interest expenses	579,013	455,551

Earnings before income taxes	162,931	122,456
Income tax expense	60,886	46,369

Net earnings	102,045	76,087
Net earnings to noncontrolling interests	14,704	3,943

Net earnings to common shareholders	$87,341	$72,144

Earnings per common share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.35

Weighted average common share:
Basic	199,141	198,507
Diluted	203,257	202,630
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended	Eleven Months Ended
	February 28, 2011	November 30, 2010
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$19
Issued	1	1

Balance, end of period	21	20

Additional paid-in capital
Balance, beginning of period	2,218,123	2,036,087
Benefit plan share activity (1)	6,648	19,230
Share-based expense, net of forfeitures and clawbacks	15,427	149,799
Proceeds from exercise of stock options	—	108
Acquisitions and contingent consideration	419	419
Tax benefit for issuance of share-based awards	32,368	2,965
Dividend equivalents on share-based plans	2,122	9,515

Balance, end of period	2,275,107	2,218,123

Retained earnings
Balance, beginning of period	850,654	688,039
Net earnings to common shareholders	87,341	223,666
Dividends	(15,517)	(61,051)

Balance, end of period	922,478	850,654

Treasury stock, at cost
Balance, beginning of period	(539,530)	(384,379)
Purchases	(37,761)	(140,071)
Returns / forfeitures	(5,846)	(15,080)

Balance, end of period	(583,137)	(539,530)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(51,278)	(41,626)
Currency adjustment	14,512	(8,490)
Pension adjustment, net of tax	—	(1,162)

Balance, end of period	(36,766)	(51,278)

Total common stockholders’ equity	2,577,703	2,477,989

Noncontrolling interests
Balance, beginning of period	332,976	321,538
Net earnings to noncontrolling interests	14,704	16,601
Contributions	1,013	12,433
Distributions	(85)	(15,177)
Deconsolidation of asset management entity	—	(5,477)
Adoption of accounting changes to ASC 810	—	3,058

Balance, end of period	348,608	332,976

Total stockholders’ equity	$2,926,311	$2,810,965

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 28,	March 31,
	2011	2010
Net earnings to common shareholders	$87,341	$72,144

Other comprehensive income (loss):
Currency translation adjustment	14,512	(18,118)

Total other comprehensive income (loss) (1)	14,512	(18,118)

Comprehensive income	$101,853	$54,026

(1)	Total other comprehensive income (loss), net of tax, is attributable to common shareholders. No other comprehensive income (loss) is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 28, 2011	March 31, 2010
Cash flows from operating activities:
Net earnings	$102,045	$76,087

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,841	7,859
Fees related to assigned management agreements	(740)	(920)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	16,438	2,048
Accruals related to various benefit plans and stock issuances, net of estimated forfeitures	16,230	10,129
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(157,690)	(241,158)
Increase in receivables:
Brokers, dealers and clearing organizations	(1,110,309)	(594,811)
Customers	(537,179)	(226,101)
Fees, interest and other	(73,977)	(3,029)
Decrease (increase) in securities borrowed	43,413	(1,201,770)
Increase in financial instruments owned	(2,198,779)	(3,454,521)
Increase in other investments	(167,169)	(12,635)
Increase in investments in managed funds	(5,142)	(5,406)
Increase in securities purchased under agreements to resell	(130,021)	(1,121,664)
Increase in other assets	(195,096)	(36,032)
Increase in payables:
Brokers, dealers and clearing organizations	1,179,043	970,374
Customers	546,704	135,803
(Decrease) increase in securities loaned	(101,186)	1,009,884
Increase in financial instruments sold, not yet purchased	834,651	1,977,040
Increase in securities sold under agreements to repurchase	1,232,264	2,272,072
Decrease in accrued expenses and other liabilities	(306,560)	(318,300)

Net cash used in operating activities	(1,000,219)	(755,051)

Cash flows from investing activities:
Net payments on premises and equipment	(14,104)	(4,474)
Cash received from contingent consideration	748	656
Cash paid for contingent consideration	—	(6,997)

Net cash used in investing activities	(13,356)	(10,815)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 28, 2011	March 31, 2010
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$33,763	$18,475
Gross proceeds from short-term borrowings	907,000	1,099,000
Gross payments on short-term borrowings	(907,000)	(1,099,000)
Net (payments on) proceeds from:
Mandatorily redeemable preferred interest of consolidated subsidiaries	(65)	(37)
Noncontrolling interest	928	(199)
Repurchase of common stock	(37,761)	(63,220)
Dividends	(13,395)	(12,957)
Exercise of stock options, not including tax benefits	—	56

Net cash used in financing activities	(16,530)	(57,882)

Effect of foreign currency translation on cash and cash equivalents	5,440	(4,031)

Net decrease in cash and cash equivalents	(1,024,665)	(827,779)
Cash and cash equivalents at beginning of period	2,188,998	1,853,167

Cash and cash equivalents at end of period	$1,164,333	$1,025,388

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$195,739	$153,855
Income taxes, net	55,263	59,791
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
The accompanying unaudited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).
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
Change in Year End
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. As such, the first quarter represents the three months ended February 28, 2011 and has been reported on the basis of the new fiscal year. The prior year quarter ended March 31, 2010 is reported on the basis of the previous calendar year cycle.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with our Transition Report on Form 10-K for the eleven months ended November 30, 2010.
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. The most significant of these estimates and assumptions relate to fair value measurements, compensation and benefits, legal reserves and the realizability of deferred tax assets. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Intercompany accounts and transactions are eliminated in consolidation.
Immaterial Restatements
As indicated in our Transition Report on Form 10-K for the eleven months ended November 30, 2010, we made correcting adjustments (hereafter in this Note referred to as “adjustments”) to our financial statements for the first quarter of 2010 relating to the netting of interest income and interest expense, differences with our former clearing bank, and certain other immaterial adjustments. We do not believe that these adjustments are material to our financial statements for the quarterly period ended March 31, 2010. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 23, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Transition Report on Form 10-K for the eleven months ended November 30, 2010.
The following table sets forth the effects of the adjustments on Net earnings, on an after tax basis, for the three months ended March 31, 2010 (in thousands):
Decrease in Net earnings to common shareholders

Three Months Ended
March 31, 2010
Previously reported Net earnings to common shareholders	$74,066

Netting of interest revenues and expense	—
Differences with clearing bank	(1,288)
Other items (1)	(634)

Total adjustments	(1,922)

Adjusted Net earnings to common shareholders	$72,144

(1)	Other items — Includes the effect of certain other immaterial adjustments.
The following table sets forth the effects of the adjustments on major caption items within our Consolidated Statement of Earnings for the three months ended March 31, 2010 (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended
	March 31, 2010
	As Previously
	Reported	Adjusted
Principal transactions	$152,546	$150,380
Interest	150,020	218,935
Total revenues	658,619	725,368
Interest expense	75,377	145,313
Net revenues	583,242	580,055
Net revenues, less mandatorily redeemable perferred interest	581,194	578,007
Floor brokerage and clearing fees	30,730	30,729
Total non-interest expenses	455,644	455,551
Earnings before income taxes	125,550	122,456
Income tax expense	47,541	46,369
Net earnings	78,009	76,087
Net earnings to common shareholders	74,066	72,144
Earnings per common share:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35
These adjustments affected certain line items within cash flows from operating activities on the Consolidated Statement of Cash Flows for the three months ended March 31, 2010, with no net effect on net cash used in operating activities. In addition, supplemental disclosures for cash paid for interest were also adjusted.
Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $10.5 million and $8.8 million for the three months ended February 28, 2011 and March 31, 2010, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.
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
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
funds managed by us, revenues from management and performance fees we earn from related-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management or an agreed upon notional amount and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued on a monthly basis and are not subject to adjustment once the measurement period ends (generally annual periods) and performance fees have been realized.
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
See Note 4, Financial Instruments, for a description of valuation techniques applied to the classes of financial instruments at fair value.
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
Other Investments
Other investments includes investments and loans entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Other investments are accounted for on the equity method or at cost, as appropriate. Revenues on Other investments are included in Other income in the Consolidated Statement of Earnings.
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
Goodwill
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our annual assessment of goodwill as of June 1, 2010 and no impairment was identified. (Refer to Note 9, Acquisitions, for further details on our annual assessment of goodwill.)
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss. We believe that, in the aggregate, the pending legal actions or proceedings should not have a material adverse effect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss in excess of what has been provided in the consolidated financial statements is not material.
Share-based Compensation
Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Expected forfeitures are included in determining share-based compensation expense.
Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units for which no future service is required. Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of February 28, 2011 and November 30, 2010 (in thousands):

	February 28,	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$406,048	$325,227
Money market investments	758,285	1,863,771

Total cash and cash equivalents	$1,164,333	$2,188,998

Cash and securities segregated (1)	$1,794,503	$1,636,755

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4. Financial Instruments
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2011 and November 30, 2010 by level within the fair value hierarchy (in thousands):

	As of February 28, 2011
				Counterparty
				and Cash
				Collateral
	Level 1 (3)	Level 2 (3)	Level 3	Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,790,938	$349,748	$33,281	$—	$2,173,967
Corporate debt securities	6,011	4,155,565	74,984	—	4,236,560
Collateralized debt obligations	—	79,276	102,946	—	182,222
U.S. government and federal agency securities	1,762,559	251,107	—	—	2,013,666
Municipal securities	—	469,006	799	—	469,805
Sovereign obligations	2,442,345	950,044	—	—	3,392,389
Residential mortgage-backed securities	—	4,439,890	97,109	—	4,536,999
Commercial mortgage-backed securities	—	430,879	6,301	—	437,180
Other asset-backed securities	—	203,855	11,452	—	215,307
Loans and other receivables	—	226,454	217,751	—	444,205
Derivatives	208,432	163,593	—	(289,417)	82,608
Investments at fair value	457	—	67,834	—	68,291

Total financial instruments owned	$6,210,742	$11,719,417	612,457	$(289,417)	$18,253,199

Level 3 assets for which the firm does not bear economic exposure (1)			(209,843)

Level 3 assets for which the firm bears economic exposure			$402,614

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,747,182	$241,979	$38	$—	$1,989,199
Corporate debt securities	2,823	2,292,551	—	—	2,295,374
U.S. government and federal agency securities	1,688,584	7,278	—	—	1,695,862
Municipal securities	—	35	—	—	35
Sovereign obligations	2,635,744	1,178,369	—	—	3,814,113
Residential mortgage-backed securities	—	119,439	—	—	119,439
Commercial mortgage-backed securities	—	389	—	—	389
Other asset-backed securities	—	21	—	—	21
Loans	—	52,286	17,776	—	70,062
Derivatives	194,648	286,078	4,957	(414,420)	71,263

Total financial instruments sold, not yet purchased	$6,268,981	$4,178,425	$22,771	$(414,420)	$10,055,757

(1)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	There were no significant transfers between Level 1 and Level 2 for the three-months ended February 28, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of November 30, 2010
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,453,744	$89,430	$22,619	$—	$1,565,793
Corporate debt securities	25	3,557,183	73,408	—	3,630,616
Collateralized debt obligations	—	27,863	31,121	—	58,984
U.S. government and federal agency securities	2,322,204	210,422	—	—	2,532,626
Municipal securities	—	477,462	472	—	477,934
Sovereign obligations	1,600,762	580,651	—	—	2,181,413
Residential mortgage-backed securities	—	3,912,708	132,359	—	4,045,067
Commercial mortgage-backed securities	—	524,614	6,004	—	530,618
Other asset-backed securities	—	286,329	567	—	286,896
Loans and other receivables	—	206,977	227,596	—	434,573
Derivatives	279,811	176,069	—	(336,612)	119,268
Investments at fair value	—	—	77,784	—	77,784

Total financial instruments owned	$5,656,546	$10,049,708	571,930	$(336,612)	$15,941,572

Level 3 assets for which the firm does not bear economic exposure (1)			(204,139)

Level 3 assets for which the firm bears economic exposure			$367,791

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,554,489	$83,845	$38	$—	$1,638,372
Corporate debt securities	—	2,375,925	—	—	2,375,925
U.S. government and federal agency securities	1,688,684	51,604	—	—	1,740,288
Municipal securities	—	170	—	—	170
Sovereign obligations	2,180,667	814,163	—	—	2,994,830
Residential mortgage-backed securities	—	127,547	—	—	127,547
Commerical mortgage-backed securities	—	1,837	—	—	1,837
Loans	—	124,050	47,228	—	171,278
Derivatives	241,860	240,866	2,346	(425,520)	59,552

Total financial instruments sold, not yet purchased	$5,665,700	$3,820,007	$49,612	$(425,520)	$9,109,799

(1)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan commitments are included in Financial instruments sold, not yet purchased — Derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have elected to

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
apply the fair value option to certain secured financings that arise in connection with our securitization activities. At February 28, 2011 and November 30, 2010, $97.7 million and $85.7 million, respectively, in secured financings, are included within Other liabilities on the Consolidated Statement of Financial Position, are accounted for at fair value and are classified as Level 3 liabilities. Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
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
Collateralized Debt Obligations
Collateralized debt obligations measured using prices observed for recently executed market transactions are classified within Level 2 of the fair value hierarchy. When measured based on valuations received from third party brokers, collateralized debt obligations are classified within Level 3 due to the unobservable nature of the pricing inputs underlying the broker valuations.
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
Investments at Fair Value
Investments at fair value include primarily investments in hedge funds, fund of funds and private equity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at February 28, 2011 and November 30, 2010 (in thousands):

	February 28, 2011
		Unfunded	Redemption Frequency
	Fair Value (f)	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a)	$22,318	$10,000	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,545	—	—
Fund of Funds(c)	1,195	129	Annually
Private Equity Funds(d)	23,167	6,651	—
Other Investments(e)	37	—	At Will

Total(g)	$48,263	$16,780

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	November 30, 2010
		Unfunded	Redemption Frequency
	Fair Value (f)	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a)	$19,865	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,561	—	—
Fund of Funds(c)	2,622	131	Annually
Private Equity Funds(d)	26,567	6,792	—
Other Investments(e)	287	—	At Will

Total(g)	$50,902	$6,923

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At February 28, 2011 and November 30, 2010, investments representing approximately 97% and 67%, respectively, of the fair value in this category are redeemable with 60 — 90 days prior written notice. At November 30, 2010, investments representing approximately 30% of fair value cannot be redeemed until the lock-up period expired on December 31, 2010. At February 28, 2011 and November 30, 2010, investments representing approximately 3% of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At February 28, 2011 and November 30, 2010, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(b)	This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. At February 28, 2011 and November 30, 2010, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(c)	This category includes investments in fund of funds that invest in various private equity funds. At February 28, 2011 and November 30, 2010, approximately 95% and 41%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. At February 28, 2011 we requested redemption for investments representing approximately 5% of fair value at February 28, 2011, however we are unable to estimate when these funds will be returned. At November 30, 2010, investments representing approximately 59% of the fair value were approved for redemption and the funds’ net asset values were received in the first quarter of 2011.

(d)	At February 28, 2011 and November 30, 2010, investments representing approximately 81% and 74% respectively, include investments in private equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to eleven years. Investments in this category at February 28, 2011 and November 30, 2010, representing approximately 19% and 26%, respectively, are investments in closed-ended funds that invest in Croatian and Vietnamese companies.

(e)	This category includes investments in closed-ended funds that invest in Vietnamese equity and debt instruments.

(f)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(g)	Investments at fair value, in the Consolidated Statements of Financial Condition at February 28, 2011 and November 30, 2010 include $20.0 million and $26.9 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
At February 28, 2011 and November 30, 2010, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

	February 28, 2011		November 30, 2010
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Exchange closing prices	10%	17%	9%	17%
Recently observed transaction prices	1%	0%	5%	2%
Data providers/pricing services	67%	65%	65%	60%
Broker quotes	8%	16%	12%	19%
Valuation techniques	14%	2%	9%	2%

	100%	100%	100%	100%

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended February 28, 2011 and March 31, 2010 (in thousands):

	Three Months Ended February 28, 2011
							Change in
		Total gains/	Purchases,				unrealized gains/
		losses	sales,				(losses) relating to
	Balance,	(realized and	settlements,	Transfers	Transfers	Balance,	instruments still held
	November 30,	unrealized)	and issuances,	into	out of	February 28,	at February 28, 2011
	2010	(1)	net	Level 3	Level 3	2011	(1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$5,167	$6,772	$—	$(1,277)	$33,281	$4,581
Corporate debt securities	73,408	2,283	(293)	106	(520)	74,984	816
Collateralized debt obligations	31,121	10,310	60,299	1,216	—	102,946	10,087
U.S. issued municipal securities	472	19	308	—	—	799	19
Residential mortgage-backed securities	132,359	16,205	(64,301)	12,886	(40)	97,109	(2,745)
Commercial mortgage-backed securities	6,004	222	2,804	—	(2,729)	6,301	(824)
Other asset-backed securities	567	(215)	617	11,050	(567)	11,452	(469)
Loans and other receivables	227,596	5,974	(17,025)	1,574	(368)	217,751	3,021
Investments at fair value	77,784	108	(7,010)	—	(3,048)	67,834	626

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$38	$—
Net derivatives (2)	2,346	2,611	—	—	—	4,957	2,611
Loans	47,228	—	(29,452)	—	—	17,776	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2011
During the three months ended February 28, 2011, transfers of assets of $26.8 million from Level 2 to Level 3 are primarily attributed to:
•	Non-agency residential mortgage-backed securities and other asset-backed securities for which no recent trade activity was observed for purposes of determining observable inputs.
During the three months ended February 28, 2011, transfers of assets of $8.5 million from Level 3 to Level 2 are primarily attributed to:
•	Commercial mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and
•	Corporate equity securities, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable.
During the three months ended February 28, 2011 there were no transfers of liabilities from Level 2 to Level 3 or from Level 3 to Level 2.
Net gains on Level 3 assets were $40.1 million and net losses on Level 3 liabilities were $2.6 million for the three months ended February 28, 2011. Net gains on Level 3 assets were primarily due to increased valuations of various collateralized debt obligations, loans and other receivables and corporate equity securities and sales of certain residential mortgage-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended March 31, 2010
							Change in unrealized
			Purchases,				gains/ (losses)
		Total gains/	sales,				relating to
	Balance,	losses (realized	settlements,	Transfers	Transfers	Balance,	instruments still held
	December 31,	and unrealized)	and	into	out of	March 31,	at March 31, 2010
	2009	(1)	issuances, net	Level 3	Level 3	2010	(1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(6,605)	$3,361	$71	$(2,803)	$37,066	$(6,378)
Corporate debt securities	116,648	(1,318)	(5,163)	50	(753)	109,464	937
Collateralized debt obligations	9,570	3,935	—	—	—	13,505	3,935
U.S. issued municipal securities	420	5	—	—	—	425	5
Sovereign obligations	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	5,345	23,248	5,397	(3,950)	166,536	392
Commercial mortgage-backed securities	3,215	(226)	12,450	858	(1,331)	14,966	(303)
Other asset-backed securities	110	—	—	—	—	110	—
Loans and other receivables	506,542	6,735	(44,488)	—	(232,559)	236,230	4,025
Investments at fair value	65,564	282	38	4,285	—	70,169	(313)
Investments in managed funds	—	1,106	7,272	—	—	8,378	1,106

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	$38	$—
Corporate debt securities	—	(6)	230	—	—	224	(5)
Net Derivatives (2)	3,017	(3,409)	—	—	1,909	1,517	(3,409)
Loans	352,420	—	(48,282)	—	(127,841)	176,297	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Level 3 cash instruments are frequently hedged with instruments classified within Level 1 and Level 2, and accordingly, gains and losses that have been reported in Level 3 are frequently offset by gains or losses attributable to instruments classified within Level 1 or Level 2 or by gains or losses on derivative contracts classified in Level 3 of the fair value hierarchy.
Note 5. Derivative Financial Instruments
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
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned — Derivatives and Financial Instruments Sold, Not Yet Purchased — Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Notes 4 and 18 for additional disclosures about derivative instruments.)
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
A portion of our derivative activities is performed by Jefferies Financial Products, LLC (“JFP”), a market maker in commodity index products and a trader in commodity futures and options. JFP maintains credit intermediation facilities with a highly rated European bank (the “Bank”), which allow JFP customers that require a counterparty with a high credit rating for commodity index transactions to transact with the Bank. The Bank simultaneously enters into offsetting transactions with JFP and receives a fee from JFP for providing credit support.
The following table presents the fair value and related number of derivative contracts at February 28, 2011 and November 30, 2010 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	February 28, 2011
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$95,383	42,887	$117,146	59,632
Foreign exchange contracts	8,421	1,038	19,953	510
Equity contracts	205,186	6,463,270	209,540	7,535,954
Commodity contracts	33,906	78,097	108,843	37,263
Credit contracts	29,129	21	30,201	23

Total	372,025	6,585,313	485,683	7,633,382

Counterparty/cash-collateral netting	(289,417)		(414,420)

Total per Consolidated Statement of Financial Condition	$82,608		$71,263

	November 30, 2010
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$77,295	41,166	$126,281	43,243
Foreign exchange contracts	20,263	1,165	17,004	290
Equity contracts	275,760	1,226,025	249,229	2,333,252
Commodity contracts	62,727	103,562	76,911	35,071
Credit contracts	19,835	18	15,647	15

Total	455,880	1,371,936	485,072	2,411,871

Counterparty/cash-collateral netting	(336,612)		(425,520)

Total per Consolidated Statement of Financial Condition	$119,268		$59,552

The following table presents unrealized and realized gains and (losses) on derivative contracts for the three months ended February 28, 2011 and March 31, 2010 (in thousands):

	Three Months Ended
	February 28,	March 31,
	2011	2010
Interest rate contracts	$6,808	$21,257
Foreign exchange contracts	(5,025)	(871)
Equity contracts	(60,917)	(5,936)
Commodity contracts	20,531	(2,845)
Credit contracts	(2,441)	(19,048)

Total	$(41,044)	$(7,443)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of February 28, 2011 (in thousands):

	OTC derivative assets (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$513	$—	$—	$—	$513
Commodity options	21,776	—	—	—	21,776
Equity options	10,719	—	—	—	10,719
Credit default swaps	—	21,125	5,614	(1,000)	25,739
Total return swaps	602	1,389	—	—	1,991
Foreign currency forwards and swaps	3,374	53	—	—	3,427
Fixed income forwards	92	—	—	—	92
Interest rate swaps and caps	360	11,966	31,434	(362)	43,398

Total	$37,436	$34,533	$37,048	$(1,362)	107,655

Cross product counterparty netting					(25,236)

Total OTC derivative assets included in Financial instruments owned					$82,419

(1)	At February 28, 2011, we held exchange traded derivative assets and other credit enhancements of $12.4 million.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At February 28, 2011, cash collateral received was $12.2 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

	OTC derivative liabilities (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$61,576	$—	$—	$—	$61,576
Commodity options	40,496	—	—	—	40,496
Equity options	7,971	3,418	—	—	11,389
Credit default swaps	1,862	19,773	6,026	(1,000)	26,661
Total return swaps	6	12	—	—	18
Foreign currency forwards and swaps	14,821	137	—	—	14,958
Interest rate swaps and caps	847	38,332	31,931	(362)	70,748

Total	$127,579	$61,672	$37,957	$(1,362)	225,846

Cross product counterparty netting					(25,236)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$200,610

(1)	At February 28, 2011, we held exchange traded derivative liabilities and other credit enhancements of $7.9 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At February 28, 2011, cash collateral pledged was $137.2 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.
At February 28, 2011, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality:
A or higher	$68,989
B to BBB	1
Unrated	13,429

Total	$82,419

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 28, 2011 and November 30, 2010, is $84.4 million and $51.8 million, respectively, for which we have posted collateral of $76.6 million and $44.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2011 and November 30, 2010, we would have been required to post an additional $12.5 million and $6.5 million, respectively, of collateral to our counterparties.
Note 6. Collateralized Transactions
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
We receive securities in connection with resale agreements, securities borrowings and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate securities received as collateral. At February 28, 2011 and November 30, 2010, the approximate fair value of securities received related to resale agreements, securities borrowings and customer margin loans that may be sold or repledged by us was approximately $23.0 billion and $22.3 billion, respectively. At February 28, 2011 and November 30, 2010, a substantial portion of the securities received by us had been sold or repledged.
We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At February 28, 2011 and November 30, 2010, $30.8 million and $48.6 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
We engage in securities for securities transactions in which we are the borrower of securities and provide other

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, should treat these as noncash transactions and should not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition. At February 28, 2011, we have appropriately not recognized these transactions on the Consolidated Statement of Financial Condition.
Note 7. Securitization Activities and Variable Interest Entities
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
Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition, and servicing rights over certain transferred assets (i.e., project loans), which are included within Other assets on the Consolidated Statements of Financial Condition. We apply fair value accounting to the securities and the servicing rights are amortized over the period of the estimated net servicing income. We have not provided financial or other support to these securitization vehicles during the three months ended February 28, 2011 and March 31, 2010. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at February 28, 2011 and November 30, 2010. Although not obligated, we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — mortgage- and asset-backed securities.
During the three months ended February 28, 2011, we transferred assets of $2,141.7 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $1,635.4 million, beneficial interests of $517.9 million, and recognized Net revenues of $8.3 million. During the three months ended March 31, 2010, we transferred assets of $3,130.5 million as part of our securitization activities in which we had continuing involvement, received cash proceeds of $2,457.0 million, beneficial interests of $729.7 million, and recognized Net revenues of $29.0 million. These transfers were accounted for as sales of assets. Assets received in the form of securities issued in these transfers were initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 4, Financial Instruments.
The following tables present the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at February 28, 2011 and November 30, 2010 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Assets obtained		As of February 28, 2011
Securitization Type	as proceeds		Total Assets (6)	Assets Retained
Residential mortgage-backed securities	$455.2	(3)	$5,753.7	$657.0	(1)(2)
Commercial mortgage-backed securities	62.6	(3)	2,798.7	71.3	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At February 28, 2011, the securities issued in these securitizations are comprised of government agency-backed securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of April 4, 2011, we continue to hold approximately $541.9 million and $42.9 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Initial fair value of servicing rights received on transferred project loans.

(5)	Represents amortized servicing rights on transferred project loans.

(6)	Represents unpaid principal amount of assets in the securitization vehicles.

	Assets obtained		As of November 30, 2010
Securitization Type	as proceeds		Total Assets (6)	Assets Retained
Residential mortgage-backed securities	$2,203.1	(3)	$6,549.5	$684.7	(1)(2)
Commercial mortgage-backed securities	105.7	(3)	2,005.4	40.4	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At November 30, 2010, the securities issued in these securitizations are comprised of government agency-backed securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of April 4, 2011, we continue to hold approximately $225.8 million and $29.6 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Initial fair value of servicing rights received on transferred project loans.

(5)	Represents amortized servicing rights on transferred project loans.

(6)	Represents unpaid principal amount of assets in the securitization vehicles.
The following table presents cash flows received on retained interests during the three months ended February 28, 2011 and March 31, 2010 related to securitization vehicles to which we have transferred assets and received sale accounting (in millions):

	Three Months Ended
	February 28,	March 31,
	2011 (1)	2010 (1)
Residential mortgage-backed securities	$17.4	$6.2
Commercial mortgage-backed securities	2.0	—

(1)	Cash flows received on beneficial interests in securitization vehicles of project loans were de minimus for the three months ended February 28, 2011. No project loans were held during the three months ended March 31, 2010.
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
VIEs Where We Are The Primary Beneficiary
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of February 28, 2011 and November 30, 2010 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	February 28, 2011			November 30, 2010
		Mortgage- and			Mortgage- and
		Asset-backed			Asset-backed
	High Yield	Securitizations	Other	High Yield	Securitizations	Other
Cash	$282.5	$—	$—	$202.6	$—	$—
Financial instruments owned	782.3	104.0	22.9	889.8	101.4	21.0
Securities borrowed	391.0	—	—	455.8	—	—
Receivable from brokers and dealers	91.8	—	—	195.5	—	—
Other	17.5	0.2	—	11.6	0.1	—

	$1,565.1	$104.2	$22.9	$1,755.3	$101.5	$21.0

Financial instruments sold, not yet purchased	$442.4	$—	$—	$602.6	$—	$—
Payable to brokers and dealers	68.8	—	—	157.1	—	—
Mandatorily redeemable interests (1)	1,010.1	—	—	1,047.9	—	—
Promissory note (2)	—	—	4.1	—	—	4.4
Secured financing (3)	—	104.0	—	—	101.4	—
Other	44.9	0.2	—	36.3	0.1	—

	$1,566.2	$104.2	$4.1	$1,843.9	$101.5	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $332.3 million and $315.9 million at February 28, 2011 and November 30, 2010, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Approximately $6.3 million and $15.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at February 28, 2011 and November 30, 2010, respectively.
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
We own voting and non-voting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation (“Leucadia”), a significant holder of our common stock, each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, JSOP and JESOP, are also investors in JHYH. The arrangement term is through April 2013, with an option to extend. As a result of agreements entered into with Leucadia in April 2008, any request to Leucadia for additional capital investment in JHYH requires the unanimous consent of our Board of Directors, including the consent of any Leucadia designees to our board. We have determined that JHYH, JSOP and JESOP meet the definition of a variable interest entity. We are the primary beneficiary of JHYH, JSOP and JESOP and accordingly consolidate JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT, JHYF and JLCP), JSOP and JESOP.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
At February 28, 2011 and November 30, 2010, the carrying amount of our variable interests was $347.6 million and $328.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.
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
VIEs Where We Have a Variable Interest
We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the three months ended February 28, 2011 or eleven months ended November 30, 2010 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at February 28, 2011 and November 30, 2010.
We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following tables present the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss from these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at February 28, 2011 and November 30, 2010 (in millions):

	February 28, 2011
		Maximum exposure to
		loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,982.3	$44.7	(2)	$44.7
Mortgage- and asset-backed vehicles — Non-agency (1)	78,713.7	1,138.9	(2)	1,138.9
Mortgage- and asset-backed vehicles — Agency (1)	2,104.1	479.0	(2)	479.0
Asset management vehicle	1,112.3	20.2	(2)	20.2
Private equity vehicles	73.3	131.0		53.5

Total	$83,985.7	$1,813.8		$1,736.3

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at February 28, 2011.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	November 30, 2010
		Maximum exposure to
		loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,937.8	$35.3	(2)	$35.3
Mortgage- and asset-backed vehicles — Non-agency (1)	91,285.1	852.1	(2)	852.1
Mortgage- and asset-backed vehicles — Agency (1)	7,464.8	1,840.9	(2)	1,840.9
Asset management vehicle	760.4	18.1	(2)	18.1
Private equity vehicles	63.9	131.0		49.7

Total	$101,512.0	$2,877.4		$2,796.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2010.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.
Collateralized Loan Obligations. We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The debt securities are accounted for at fair value and are included in Financial instruments owned at February 28, 2011 and November 30, 2010 on our Consolidated Statements of Financial Condition. The carrying amount of the debt securities was $13.4 million and $8.8 million at February 28, 2011 and November 30, 2010, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.
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
Mortgage- and Asset-Backed Vehicles. We purchase and sell variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities, in connection with our trading and market-making activities. Our variable interests in these VIEs consist of mortgage and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. We include our variable interests in agency mortgage and asset-backed vehicles in the disclosure of our variable interests in VIEs.
Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of February 28, 2011 and November 30, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method and included in Investments in managed funds on our Consolidated Statements of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”). As of February 28, 2011 and November 30, 2010, we funded approximately $10.9 million and $9.3 million, respectively, of our commitment. The USA Fund has assets consisting primarily of private equity and equity related investments. Our investment in the USA Fund is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $10.5 million and $9.1 million at February 28, 2011 and November 30, 2010, respectively. Our exposure to loss is limited to our equity commitment.
We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”). JEP IV has assets consisting primarily of private equity and equity related investments. Our variable interests in JEP IV consist of an equity investment and a loan commitment. Our equity investment in JEP IV is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $2.4 million and $1.8 million at February 28, 2011 and November 30, 2010, respectively. During the fourth quarter of 2010, we repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV in an aggregate principal amount of up to $54.0 million. As of February 28, 2011 and November 30, 2010, we funded approximately $40.6 million and $38.8 million, respectively, of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment.
Note 8. Jefferies Finance LLC
On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form Jefferies Finance, LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. JFIN is a commercial finance company whose primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. JFIN can also originate various other debt products such as second lien term, bridge and mezzanine loans as well as related equity co-investments. JFIN also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.
On February 25, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million committed by each partner. With the incremental $250 million from each partner, the new total committed equity capitalization of JFIN is $1.0 billion. As of February 28, 2011, we have funded $142.5 million of our aggregate $500 million commitment, leaving $357.5 million unfunded. In addition, on February 25, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support the large loan underwritings by JFIN at an interest rate of USD LIBOR plus 1.50%, scheduled to mature on March 1, 2014 with an automatic extension subject to a 60 day termination notice by either party. Our total commitment under the revolving line of credit, increased from $150 million at November 30, 2010 to $500 million at February 28, 2011. At February 28, 2011 and November 30, 2010, the amount outstanding under the revolving line of credit was $150 million and $-0-, respectively.
Our investment in JFIN is accounted for under the equity method of accounting and is included in Other investments in the Consolidated Statements of Financial Condition. Equity method gains and losses on JFIN are included in Other income in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of selected financial information for JFIN as of February 28, 2011 and November 30, 2010 (in millions):

	February 28,	November 30,
	2011	2010
Total assets	$1,043.5	$890.4
Total liabilities	691.8	566.4
Total equity	351.7	324.0
Our total equity balance	175.9	162.0
JFIN’s net earnings for the three months ended February 28, 2011 and March 31, 2010 were $26.4 million and $19.0 million, respectively.
During the three months ended February 28, 2011, we purchased participation certificates in loans originated by JFIN of $477.2 million, which were subsequently redeemed in full during the same period.
We engage in debt capital markets transactions with JFIN. In connection with such transactions, during the three months ended February 28, 2011 and March 31, 2010, we paid fees to JFIN related to originations of loans by JFIN of $16.0 million and $6.3 million, respectively.
Note 9. Acquisitions
Goodwill
All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes. The following is a summary of goodwill activity for the three months ended February 28, 2011:

Three Months
Ended
February 28, 2011
Balance, at beginning of period	$364,964
Add: Contingent consideration	825
Add: Translation adjustments	711

Balance, at end of period	$366,500

Acquisitions of LongAcre Partners, Helix Associates, and Randall & Dewey executed in prior years, each contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration was paid annually. There was no contractual dollar limit to the potential of additional consideration except for LongAcre Partners which is a fixed sum. The last period for additional contingent consideration based upon revenue performance has expired. We made no payments related to contingent consideration during the three months ended February 28, 2011.
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
magnitude of such a charge. We completed our annual test of goodwill impairment as of June 1, 2010. No impairment was identified.
Mortgage Servicing Rights
We hold servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned $0.9 million and $0.9 million in fees related to these servicing rights during the three months ended February 28, 2011 and March 31, 2010, respectively. The following presents the activity in the balance of these servicing rights for the three months ended February 28, 2011 and eleven months ended November 30, 2010 (in thousands):

	Three Months	Eleven Months
	Ended	Ended
	February 28, 2011	November 30, 2010
Balance, beginning of period	$8,263	$8,500
Add: Acquisition	68	87
Less: Amortization	(91)	(324)

Balance, end of period	$8,240	$8,263

We estimate the fair value of these servicing rights was $16.1 million and $16.1 million at February 28, 2011 and November 30, 2010, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.
Note 10. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of February 28, 2011 and November 30, 2010. Average daily bank loans for the three months ended February 28, 2011 and the eleven months ended November 30, 2010 were $36.3 million and $23.8 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 11. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at February 28, 2011 and November 30, 2010 (in thousands):

	February 28,	November 30,
	2011	2010
7.75% Senior Notes, due 2012 (effective interest rate of 8.08%)	$305,728	$305,969
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	249,109	249,048
3.875% Senior Note, due 2015 (effective interest rate of 3.92%)	499,046	499,000
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	348,901	348,854
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	708,348	708,529
6.875% Senior Note, due 2021 (effective interest rate of 6.99%)	545,584	545,510
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,573	346,544
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	284,335	282,577
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,680	492,650

	$3,780,304	$3,778,681

On November 2, 2010, we issued 3.875% Senior Notes, due in 2015, with a principal amount of $500.0 million and received proceeds of $497.7 million. On June 24, 2010 and July 15, 2010, we issued 6.875% Senior Notes, due in 2021, with a principal amount of $400.0 million and $150.0 million, respectively, and received proceeds of $394.2 million and $148.7 million, respectively.
We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture convertible into 25.5076 shares of our common stock (equivalent to a conversion price of approximately $39.20 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.
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
Note 12. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, MassMutual purchased $125.0 million of our Series A convertible preferred stock in a private placement. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of February 28, 2011, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 13. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interests
Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at February 28, 2011 and November 30, 2010 (in millions):

	February 28, 2011	November 30, 2010
JSOP	$295.0	$282.5
JESOP	34.2	32.6
Other (1)	19.4	17.9

Noncontrolling interests	$348.6	$333.0

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.
Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three months ended February 28, 2011 and March 31, 2010 because all other comprehensive income or loss is attributed to us.
Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $332.3 million and $315.9 million at February 28, 2011 and November 30, 2010, respectively.

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
The following summarizes the net periodic pension cost for the three months ended February 28, 2011 and March 31, 2010 (in thousands):

	Three Months Ended
	February 28, 2011	March 31, 2010
Net pension cost included the following components:
Service cost (1)	$50	$50
Interest cost on projected benefit obligation	590	616
Expected return on plan assets	(647)	(656)
Net amortization	216	176

Net periodic pension cost	$209	$186

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the three months ended February 28, 2011, however, we anticipate contributing approximately $2.0 million during the remainder of the fiscal year.
Note 15. Compensation Plans
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
Total compensation cost related to share-based compensation plans amounted to $58.2 million and $34.0 million for the three months ended February 28, 2011 and March 31, 2010, respectively. The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $32.4 million and $18.0 million during the three months ended February 28, 2011 and March 31, 2010, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $33.8 million and $18.5 million related to share-based compensation in cash flows from financing activities for the three months ended February 28, 2011 and March 31, 2010, respectively. Effective for the year ended November 30, 2010, we changed our tax year end to coincide with the recent change in our fiscal year end. As a result of this change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, approximately $20.9 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010; including $15.4 million of net tax benefit related to share-based compensation initially recorded to additional paid-in capital in the three months ended March 31, 2010 and reversed upon our change in fiscal year end in the second quarter 2010. Additionally, we expect to recognize a net tax benefit of $18.7 million related to share-based compensation awards that vested during January and February 2011 in additional paid-in capital during the three month period ending February 29, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of February 28, 2011, we had $159.5 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.4 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three months ended February 28, 2011 and March 31, 2010:
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
We grant restricted stock and restricted stock units as part of year-end compensation. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $42.6 million and $24.7 million for the three months ended February 28, 2011 and March 31, 2010, respectively, related to restricted stock and restricted stock units expected to be granted as part of our year-end compensation.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The total compensation cost associated with restricted stock and restricted stock units amounted to $58.0 million and $33.9 million for the three months ended February 28, 2011 and March 31, 2010, respectively. Total compensation cost includes estimated year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
The following table details the activity of restricted stock:

		Weighted
	Three Months Ended	Average Grant
	February 28, 2011	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of period	4,918	$22.82
Grants (1)	607	$24.78
Forfeited	(10)	$24.25
Fulfillment of service requirement (1)	(513)	$22.31

Balance, end of period (2)	5,002	$23.11

(1)	Includes approximately 164,000 shares of restricted stock granted with no future service requirements during the three months ended February 28, 2011. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $25.27.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

			Weighted
	Three Months Ended		Average Grant
	February 28, 2011		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of period	3,998	24,730	$24.04	$14.74
Grants	201	81 (1)	$20.57	$24.26
Distribution of underlying shares	—	(970)	$—	$3.87
Forfeited	(7)	(55)	$18.44	$15.56
Fulfillment of service requirement	(190)	190	$21.54	$21.54

Balance, end of period	4,002	23,976	$23.99	$15.26

(1)	Includes approximately 81,000 dividend equivalents declared on restricted stock units during the three months ended February 28, 2011. The weighted average grant date fair value of these dividend equivalents was approximately $24.27.
The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the three months ended February 28, 2011 and March 31, 2010 was $14.0 million and $4.0 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $4.2 million and $0.3 million during the three months ended February 28, 2011 and March 31, 2010, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Stock Options
The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the three months ended February 28, 2011 is presented below (amounts in thousands, except per share data):

	Three Months Ended
	February 28, 2011
		Weighted Average
(Shares in 000s)	Options	Exercise Price
Outstanding at beginning of period	26	$9.89
Outstanding at end of period	26	9.89
Options exercisable at end of period	26	9.89
There were no stock option exercises during the three months ended February 28, 2011. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $242,000, and cash received from the exercise of stock options during the three months ended March 31, 2010 totaled $56,000. During the three months ended February 28, 2011, we realized a tax benefit of $181,000 related to stock options exercises that occurred during the eleven months ended November 30, 2010; including $99,000 of tax benefits related to stock options exercises initially recorded to additional paid-in capital during the three months ended March 31, 2010 and reversed upon our change in fiscal year end in the second quarter 2010 (see above for discussion on the timing of certain deductions as a result of our change in year end).
The table below provides additional information related to stock options outstanding at February 28, 2011:

Dollars and shares in thousands, except per share data	Outstanding,
	Net of Expected	Options
February 28, 2011	Forfeitures	Exercisable
Number of options	26	26
Weighted-average exercise price	$9.89	$9.89
Aggregate intrinsic value	$366	$366
Weighted-average remaining contractual term, in years	1.00	1.00
At February 28, 2011, tax benefits expected to be recognized in equity upon exercise of vested options are approximately $148,000.
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
Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan was $133,000 and $77,000 for the three months ended February 28, 2011 and March 31, 2010, respectively, and is included within Other expenses on the Consolidated Statement of Earnings.

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
Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001. In 2011 and 2010, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $42,000 and $50,000 for the three months ended February 28, 2011 and March 31, 2010, respectively. As of February 28, 2011, there were approximately 2,293,000 shares issuable under the DCP Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three months ended February 28, 2011 and March 31, 2010.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3.2 million and $2.8 million for the three months ended February 28, 2011 and March 31, 2010, respectively.
Deferred Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to four years. We amortize these awards to compensation expense over the relevant service period. At February 28, 2011 and November 30, 2010, the remaining unamortized amount of these awards was $233.7 million and $104.1 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 16. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2011 and March 31, 2010 (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2011	March 31, 2010
Earnings for basic earnings per common share:
Net earnings	$102,045	$76,087
Net earnings to noncontrolling interests	14,704	3,943

Net earnings to common shareholders	87,341	72,144
Less: Allocation of earnings to participating securities (1)	3,925	2,108

Net earnings available to common shareholders	$83,416	$70,036

Earnings for diluted earnings per common share:
Net earnings	$102,045	$76,087
Net earnings to noncontrolling interests	14,704	3,943

Net earnings to common shareholders	87,341	72,144
Add: Convertible preferred stock dividends	1,016	1,016
Less: Allocation of earnings to participating securities (1)	3,907	2,104

Net earnings available to common shareholders	$84,450	$71,056

Shares:
Average common shares used in basic computation	199,141	198,507
Stock options	11	18
Mandatorily redeemable convertible preferred stock	4,105	4,105
Convertible debt	—	—

Average common shares used in diluted computation	203,257	202,630

Earnings per common share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.35

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 9,403,000 and 5,815,000 for the three months ended February 28, 2011 and March 31, 2010, respectively. Dividends declared on participating securities during the three months ended February 28, 2011 and March 31, 2010 amounted to approximately $686,000 and $494,000, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared):

1st Quarter
2011	$0.075
2010	$0.075
On March 21, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on May 16, 2011 to stockholders of record as of April 15, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 17. Income Taxes
As of February 28, 2011 and November 30, 2010, we had approximately $58.0 million and $52.9 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $37.7 million and $34.3 million (net of federal benefit of state taxes) at February 28, 2011 and November 30, 2010, respectively.
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
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses in the Consolidated Statement of Earnings. As of February 28, 2011 and November 30, 2010, we have accrued interest related to unrecognized tax benefits of approximately $7.0 million and $6.4 million, respectively. No material penalties were required to be accrued at February 28, 2011 and November 30, 2010.
Note 18. Commitments, Contingencies and Guarantees
The following table summarizes our commitments and guarantees at February 28, 2011 (in millions):

	Expected Maturity Date
			2013	2015	2017	Notional/
			and	and	and	Maximum
	2011	2012	2014	2016	Later	Payout
Equity commitments	$0.5	$0.2	$8.7	$3.2	$731.9	$744.5
Loan commitments	—	12.8	83.6	30.2	350.0	476.6
Mortgage-related commitments	881.9	214.2	129.5	—	—	1,225.6
Forward starting repos	676.5	—	—	—	—	676.5

Derivative contracts:
Derivative contracts — non credit related	40,525.7	10,534.0	8.7	—	1.7	51,070.1
Derivative contracts — credit related	—	—	37.6	163.4	40.0	241.0

Total derivative contracts	40,525.7	10,534.0	46.3	163.4	41.7	51,311.1

	$42,084.6	$10,761.2	$268.1	$196.8	$1,123.6	$54,434.3

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives (in millions):

	External Credit Rating
				Below		Notional/
	AAA/			Investment		Maximum
	Aaa	AA/Aa	BBB/Baa	Grade	Unrated	Payout
Loan commitments	$—	$—	$78.0	$—	$398.6	$476.6

Derivative contracts- credit related:
Single name credit default swaps	—	—	—	5.0	—	5.0
Index credit default swaps	20.0	10.0	10.0	196.0	—	236.0

Total derivative contracts — credit related	20.0	10.0	10.0	201.0	—	241.0

Total credit related commitments	$20.0	$10.0	$88.0	$201.0	$398.6	$717.6

The table below shows our credit exposure from our lending commitments, including funded amounts, as of February 28, 2011. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):
Corporate Lending Commitments and Funded Loans at February 28, 2011

			Total	Corporate	Corporate
			Corporate	Lending	Lending
		Greater Than	Lending	Exposure at	Commitments
Credit Ratings	1-5 Years	5 Years	Exposure (1)	Fair Value (2)	(3)
BBB	$76.6	$—	$76.6	$(1.4)	$78.0
Unrated	126.1	500.0	626.1	227.5	398.6

Total	$202.7	$500.0	$702.7	$226.1	$476.6

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $227.6 million of funded loans included in Financial instruments owned — Loans and $(1.5) million of lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of February 28, 2011.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form JFIN, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to JFIN was $500 million as of November 30, 2010. On February 25, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million from each partner. As a result, the new total committed equity capitalization to JFIN is $1.0 billion as of February 28, 2011. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of February 28, 2011, we have funded $142.5 million of our aggregate $500 million commitment leaving $357.5 million unfunded.
As of February 28, 2011, we have an aggregate commitment to invest additional equity of approximately $6.8 million in Jefferies Capital Partners IV L.P. and its related parallel fund, and an aggregate commitment to invest an additional $72.6 million in Jefferies Capital Partners V L.P. and its related parallel funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
On February 23, 2011, we entered an agreement with the Government of Singapore Investment Corporation (“GIC”) and LoanCore LLC to form Jefferies LoanCore LLC, a new joint venture commercial real estate finance company with $600 million in initial equity commitments. Jefferies LoanCore LLC will originate commercial real estate debt. As of February 28, 2011, we have not funded our $291 million commitment. As of April 4, 2011, we have funded $1 million of our aggregate $291 million commitment leaving $290 million unfunded.
As of February 28, 2011, we had other equity commitments to invest up to $16.6 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of February 28, 2011, we had $111.1 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives in the Consolidated Statement of Financial Condition was $(1.5) million and $0.1 million at February 28, 2011 and November 30, 2010, respectively.
On February 25, 2011, we entered into a $1.0 billion secured revolving credit facility with JFIN to be funded equally by us and MassMutual to support large loan underwritings by JFIN. As a result, our total commitment under the revolving line of credit increased from $150 million at November 30, 2010 to $500 million at February 28, 2011. As of February 28, 2011, we have funded $150 million of the aggregate principal balance and $350 million of our commitment remained unfunded.
We entered into a credit agreement with Jefferies Employee Partners IV, LLC, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $54.0 million. As of February 28, 2011, we funded approximately $40.6 million of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition and $13.4 million of our commitment remained unfunded.
Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded as derivatives in the Consolidated Statement of Financial Condition was $0.9 million at February 28, 2011.
Forward Starting Repos. We enter into commitments to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government, agency and municipal securities.
Derivative Contracts. We disclose certain derivative contracts meeting the definition of a guarantee under GAAP. Such derivative contracts include credit default swaps and written equity put options. At February 28, 2011, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $51,311.1 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At February 28, 2011, the fair value of such derivative contracts approximated $(71.9) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.
Jefferies Financial Products, LLC. JFP maintains a credit intermediation facility with a highly rated European bank (the “Bank”), which allows JFP customers that require a counterparty with a high credit rating for commodity index

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
transactions to transact with the Bank. The Bank simultaneously enters into offsetting transactions with JFP and receives fees from JFP for providing credit support.
Other Guarantees. We are members of various exchanges and clearing houses. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote.
Note 19. Net Capital Requirements
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
As of February 28, 2011, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$514,817	$426,180
Jefferies Execution	$13,852	$13,602
Jefferies High Yield Trading	$528,793	$528,543
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
Note 20. Segment Reporting
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
Our net revenues, expenses, and total assets by segment are summarized below for the three months ended February 28, 2011 and March 31, 2010 (in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended February 28, 2011

Net revenues	$734.5	$23.9	$758.4

Expenses	$569.6	$9.4	$579.0

Segment assets	$40,208.1	$220.1	$40,428.2

Three months ended March 31, 2010

Net revenues	$573.5	$6.6	$580.1

Expenses	$446.1	$9.5	$455.6

Segment assets	$33,898.4	$125.0	$34,023.4

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking, within Capital Markets or the location of the investment advisor in the case of Asset Management. The following table presents net revenues by geographic region for the three months ended February 28, 2011 and March 31, 2010 (in thousands):

	Three Months Ended
	February 28,	March 31,
	2011	2010
Americas (1)	$653,896	$490,711
Europe (2)	110,225	90,107
Asia (including Middle East)	(5,739)	(763)

Net Revenues	$758,382	$580,055

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 21. Related Party Transactions
We have committed to invest an aggregate of up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”). Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in The USA Fund, a parallel fund within Fund V. As of February 28, 2011 and November 30, 2010, we have funded approximately $10.9 million and $9.3 million, respectively, of our commitment to The USA Fund. On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Jefferies Capital Partners V L.P. As of February 28, 2011, we have funded approximately $1.5 million of this commitment.
At February 28, 2011, we have commitments to purchase $257.2 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
At February 28, 2011 and November 30, 2010, we had $72.1 million and $76.5 million, respectively, of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition. At February 28, 2011 and November 30, 2010, receivables from officers and directors included within Customer receivables was $16.2 million and $9.1 million, which represents standard margin loan balances arising from individual security transactions. Employees, officers and directors may maintain brokerage accounts with Jefferies. Transactions within these accounts are subject to the same terms and conditions as customer transactions.
In February 2011, we entered into a joint venture with the Government of Singapore Investment Corporation and formed Jefferies LoanCore LLC, a commercial real estate finance company. Total initial equity commitments to Jefferies LoanCore LLC approximate $600 million, with our commitment comprising $291 million of the total commitment. As of February 28, 2011, our commitment had not yet been funded. As of April 4, 2011, we have funded approximately $1.0 million of our equity commitment.

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
•	the description of our business and risk factors contained in our Transition Report on Form 10-K for the transition period from January 1, 2010 to November 30, 2010 and filed with the SEC on February 2, 2011;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Consolidated Results of Operations
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. As such, the first quarter ended February 28, 2011 has been reported on the basis of the new fiscal year. The comparable prior year quarter ended March 31, 2010 is reported on the basis of the former calendar year cycle.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table provides an overview of our consolidated results of operations:

(Dollars in thousands, except for per share	Three Months Ended
amounts)	February 28, 2011	March 31, 2010
Net revenues, less mandatorily redeemable preferred interest	$741,944	$578,007
Non-interest expenses	579,013	455,551
Earnings before income taxes	162,931	122,456
Income tax expense	60,886	46,369
Net earnings	102,045	76,087
Net earnings to noncontrolling interests	14,704	3,943
Net earnings to common shareholders	87,341	72,144
Earnings per diluted common share	$0.42	$0.35

Effective tax rate	37%	38%
Immaterial Restatements
As indicated in our Transition Report on Form 10-K for the eleven months ended November 30, 2010, we made correcting adjustments to our financial statements for the first quarter of 2010 relating to the netting of interest income and interest expense, differences with our former clearing bank, and certain other immaterial adjustments. We do not believe that these adjustments are material to our financial statements for the quarterly period ended March 31, 2010. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, in our Consolidated Financial Statements.
Executive Summary
Net revenues, less mandatorily redeemable preferred interest, for the three months ended February 28, 2011 increased 28% to a record $741.9 million as compared to $578.0 million for the three months ended March 31, 2010 primarily due to robust fixed income revenue and solid investment banking results. Non-interest expenses of $579.0 million for the three months ended February 28, 2011 reflected a 27% increase over the comparable 2010 period primarily attributable to increased compensation and benefits costs consistent with our increased revenue. Compensation costs for the three month period ended February 28, 2011 were 58% of net revenues as compared to 55% for the three months ended March 31, 2010.
Our effective tax rate was 37% for the first quarter ended February 28, 2011, a decrease in comparison to an effective tax rate of 38% for the first quarter of 2010. The slight decrease in our effective tax rate for the three months ended February 28, 2011 over the comparable three month period ended March 31, 2010 is attributable to differences in the business mix of earnings between the two quarters.
At February 28, 2011, we had 3,082 employees globally, compared to 2,729 at March 31, 2010.
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in the global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Transition Report on Form 10-K for the eleven months ended November 30, 2010.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the three months ended February 28, 2011 and March 31, 2010 (in thousands):

	Three Months Ended
	February 28, 2011		March 31, 2010
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Equities	$177,358	23%	$174,299	30%
Fixed income	318,097	42	200,820	35

Total sales and trading	495,455	65	375,119	65
Equity	49,684	7	34,217	6
Debt	62,967	8	101,846	18

Capital markets	112,651	15	136,063	23
Advisory	126,408	17	62,274	11

Investment banking	239,059	32	198,337	34

Asset management fees and investment income from managed funds:
Asset management fees	16,117	2	4,017	1
Investment income from managed funds	7,751	1	2,582	—

Total	23,868	3	6,599	1

Net revenues	758,382	100%	580,055	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	16,438		2,048

Net revenues, less mandatorily redeemable preferred interest	$741,944		$578,007

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before mandatorily redeemable preferred interest, for the three months ended February 28, 2011 were $758.4 million, an increase of 31%, as compared to net revenues of $580.1 million for the first quarter of 2010. The considerable increase was primarily due to strong revenue contributions from fixed income activities of $318 million, a 58% increase over the comparable prior quarter, and investment banking revenues of $239 million, a 21% increase over the first quarter of 2010.
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.
The following reflects the number of trading days in the respective operational periods:

Three Months Ended	Three Months Ended
February 28, 2011	March 31, 2010
61 days	61 days
Equities Revenue
Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equity securities, correspondent clearing, convertible securities, prime brokerage services, equity derivatives, electronic trading and execution product revenues and alternative investment revenues. Equity revenues also include revenue from our investment in the JFIN joint venture which is accounted for under the equity method and revenues are included in Other income on our Consolidated Statements of Earnings.
Total equities revenue was $177.4 million and $174.3 million for the three months ended February 28, 2011 and March 31, 2010, respectively, representing a 2% increase from the first quarter of 2010, driven by steady results of our cash equity securities business and strong performance of certain quantitative strategies, offset by reduced block trading opportunities that occurred in the first quarter of 2010.
Equity market conditions during the three month period ended February, 28, 2011 were mainly characterized by rising equity prices and lower stock market volumes. Equity market volatility fell to 2-year lows before rising at the end of the quarter. This is compared with market conditions for the three months ended March 31, 2010, of uneven equity prices, higher stock market volumes and falling equity market volatility.
Fixed Income Revenue
Fixed income revenue primarily includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans and commodities trading activities.
Fixed income revenue was $318.1 million for the first quarter of 2011, up 58% from revenue of $200.8 million for the first quarter of 2010. The increase in revenue for the first quarter of 2011 reflects the continued growth of our fixed income platform, with stronger performance from our government and agency, mortgage and asset-backed, municipal, high yield, bank loan and commodity trading businesses.
Fixed income market conditions during the three month period ended February, 28, 2011 were mainly characterized by reasonable customer flow, tighter bid-offer spreads, ample liquidity and rising commodity prices. This is compared with fixed income market conditions for the three months ended March 31, 2010 of wider bid-offer spreads, muted customer flows and more stagnant commodity prices.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our government and agency sales and trading revenues increased significantly compared to the first quarter of 2010 due to increased customer flow from ample liquidity and to a lesser extent inventory appreciation as spreads tightened. Revenues from our mortgage- and asset backed securities business was significantly higher due to strong customer flow and growth in our European platform. Municipals revenue increased significantly, benefiting from the recent strengthening of our trading effort and new products offered. High Yield revenues significantly increased due to robust customer flow, the strong market rally and to a lesser extent appreciation in strategic positions. Bank loan trading revenues also increased significantly primarily due to the continued build-out of the platform and the absence of losses on credit hedges that occurred in the first quarter of 2010. Additionally, commodities revenues improved as a result of wider energy and agriculture spreads.
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 66% of such results for the three months ended February 28, 2011 and March 31, 2010, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.
Investment Banking Revenue
We provide a full range of capital markets and financial advisory services to our clients across nearly all industry sectors in both the U.S. and various international markets. Capital markets revenue includes underwriting revenue related to debt and equity convertible financing services. Advisory revenue is generated from our advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenue (in thousands):

	Three Months Ended
	February 28, 2011	March 31, 2010	% Change
Equity	$49,684	$34,217	45%
Debt	62,967	101,846	-38%

Capital markets	112,651	136,063	-17%
Advisory	126,408	62,274	103%

Total	$239,059	$198,337	21%

Investment banking revenues were $239.1 million for the three months ended February 28, 2011 compared to revenues of $198.3 million for the three months ended March 31, 2010. Capital markets origination efforts produced revenue of $112.7 million for the three months ended February 28, 2011, compared to $136.1 million for the three months ended March 31, 2010. Revenue from our advisory business of $126.4 million for the three months ended February 28, 2011 doubled as compared to the three months ended March 31, 2010 revenue of $62.3 million and is reflective of our increasing market share in mergers and acquisitions advisory work.
Asset Management Fees and Investment Income from Managed Funds
Asset management revenues include revenues from management, administrative and performance fees from funds and accounts managed by us, revenues from asset management and performance fees from related party managed funds and investment income from our investments in these funds. The following summarizes revenue from asset management fees and investment income for the three months ended February 28, 2011, and March 31, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	February 28, 2011	March 31, 2010
Asset management fees:
Fixed Income	$740	$920
Equities	1,850	466
Convertibles	10,825	1,806
Commodities	2,702	825

	16,117	4,017
Investment income from managed funds (1)	7,751	2,582

Total	$23,868	$6,599

(1)	Of the total investment income from managed funds, $0.07 million and $(0.2) million is attributed to noncontrolling interest holders for the three months ended February 28, 2011 and March 31, 2010, respectively.
Asset management fees increased to $16.1 million for the three months ended February 28, 2011 as compared to asset management fees of $4.0 million for the three months ended March 31, 2010, primarily as a result of increased assets under management and strong performance of our global convertible bond fund and to a lesser extent strong performance of our commodity managed accounts. Investment income from managed funds totaled $7.8 million for the three months ended February 28, 2011 as compared to $2.6 million for the three months ended March 31, 2010 primarily due to increased revenues generated from portfolio strategies in our global convertible bond fund business as well as improved asset appreciation of our private equity investment in Jefferies Capital Partners IV L.P. and to a lesser extent improved asset valuations across our other managed funds.
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	Three Months Ended
	February 28, 2011	March 31, 2010
Assets under management (1)(3):
Equities	$88	$79
Convertibles	2,376	1,760
Real Assets	76	—

	2,540	1,839

Assets under management by related parties (2):
Private Equity (4)	624	600

	624	600

Total	$3,164	$2,439

(1)	Assets under management include assets actively managed by us including hedge funds and managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Related party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management fees.

(3)	Assets under management are based on the fair value of the assets.

(4)	Assets under management represent either the capital commitment to a fund or carrying value of a fund depending on how management fees are calculated as governed by the partnership or management agreement.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Change in Assets under Management

	Three Months Ended		%
(in millions)	February 28, 2011	March 31, 2010	Change
Balance, beginning of period	$2,556	$4,024	-36%

Net cash flow in (out)	361	(1,684)
Net market appreciation	247	99

	608	(1,585)

Balance, end of period	$3,164	$2,439	30%

The net increase in assets under management of $608.0 million during the three months ended February 28, 2011 is primarily attributable to new customer investments in our global convertible bond fund as well as market appreciation of the underlying assets and to a lesser extent new investments in our commodities mutual fund.
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows:

(notional account value)
(in millions)	February 28, 2011	March 31, 2010
Managed Accounts:
Equities	$148	$100
Commodities	916	492

	$1,064	$592

Change in Managed Accounts

(notional account value)	Three Months Ended
(in millions)	February 28, 2011	March 31, 2010
Balance, beginning of period	$949	$560
Net account (deletions) additions	(12)	49
Net account appreciation (depreciation)	127	(17)

Balance, end of period	$1,064	$592

The change in the notional account value of managed accounts for the three months ended February 28, 2011 is primarily attributed to market appreciation of the underlying assets of existing equity and commodity accounts where the management fees are assessed on the agreed upon notional account value.
The following table presents our invested capital in managed funds at February 28, 2011 and November 30, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months	Eleven Months
	Ended	Ended
	February 28, 2011	November 30, 2010
Unconsolidated funds (1)	$136,211	$131,024
Consolidated funds (2)	55,426	53,843

Total	$191,637	$184,867

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds that we have consolidated.
Compensation and Benefits
Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards, the amortization of certain nonannual share-based and cash compensation to employees. Annual share-based awards to employees as a part of year end compensation contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, the compensation expense for share-based awards granted at year end as part of annual compensation is fully recorded in the year of the award.
Compensation and benefits totaled $442.9 million and $319.8 million for the three months ended February 28, 2011 and March 31, 2010, respectively. Our ratio of compensation and benefits to net revenues for the first quarter of 2011 was 58% as compared to 55% for the first quarter of 2010, respectively. Employee headcount increased to 3,082 total global employees at February 28, 2011 as compared to 2,729 employees at March 31, 2010. The increase in compensation and benefits expense for the three months ended February 28, 2011 as compared to the three months ended March 31, 2010 is commensurate with our increased revenues as well as increased headcount as we continue to expand our sales and trading, investment banking and support groups, both in the U.S. and internationally. The compensation ratio for the three months ended February 28, 2011 is identical to the compensation ratio for the fiscal year ended 2010 and also includes share-based amortization expense for senior executive awards granted in January 2010 and non-annual share-based awards to other employees.
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
Non-Compensation Expenses
Non-compensation expenses were $136.1 million and $135.8 million for the three months ended February 28, 2011 and March 31, 2010, respectively, an increase of 0.2%, reflecting an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data, technology connections and applications. In addition, business development expenses increased commensurate with our focused efforts of strengthening our presence in Europe and Asia and our continued efforts to broaden our client base. These

JEFFERIES GROUP, INC. AND SUBSIDIARIES
increases were offset by a reduction in contributions in the first quarter of 2011 as compared to the first quarter of 2010, which included included our $6.8 million donation to Haitian earthquake related charities.
Earnings Before Income Taxes
Earnings before income taxes were $162.9 million for the first quarter of 2011, up from earnings before income taxes of $122.5 million for the first quarter of 2010.
Income Taxes
The provision for income taxes was a tax expense of $60.9 million and $46.4 million and the effective tax rate was 37% and 38% for the three months ended February 28, 2011 and March 31, 2010, respectively. The slight decrease in our effective tax rate for the three months ended February 28, 2011 as compared to the three months ended March 31, 2010 is attributable to differences in the business mix of earnings between the two quarters.
Earnings per Common Share
Diluted net earnings per common share was $.42 for the three months ended February 28, 2011 on 203,257,000 shares compared to diluted earnings per common share of $0.35 for the three months ended March 31, 2010 on 202,630,000 shares. See Note 16, Earnings Per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.
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
We believe our critical accounting policies (policies that are both material to the financial condition and results of operations and require our most subjective or complex judgments) are our valuation of financial instruments, assessment of goodwill and our use of estimates related to compensation and benefits during the year. For further discussion of these and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of February 28, 2011 and November 30, 2010 (in thousands):

	February 28, 2011		November 30, 2010
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$2,173,967	$1,989,199	$1,565,793	$1,638,372
Corporate debt securities	4,236,560	2,295,374	3,630,616	2,375,925
Government, federal agency and other sovereign obligations	5,875,860	5,510,010	5,191,973	4,735,288
Mortgage and asset-backed securities	5,371,708	119,849	4,921,565	129,384
Loans and other receivables	444,205	70,062	434,573	171,278
Derivatives	82,608	71,263	119,268	59,552
Investments	68,291	—	77,784	—

	$18,253,199	$10,055,757	$15,941,572	$9,109,799

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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 4 to the consolidated financial statements.
Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	February 28,	November 30,	February 28,	November 30,
	2011	2010	2011	2010

Loans and other receivables	$217,751	$227,596	$17,776	$47,228
Collateralized debt obligations	102,946	31,121	—	—
Residential mortgage-backed securities	97,109	132,359	—	—
Corporate debt securities	74,984	73,408	—	—
Investments	67,834	77,784	—	—
Corporate equity securities	33,281	22,619	38	38
Other asset-backed securities	11,452	567	—	—
Commercial mortgage-backed securities	6,301	6,004	—	—
U.S. issued municipal securities	799	472	—	—
Derivatives	—	—	4,957	2,346

Total Level 3 assets	612,457	571,930	22,771	49,612

Level 3 assets for which the firm bears no economic exposure (1)	(209,843)	(204,139)	—	—

Level 3 assets for which the firm bears economic exposure	$402,614	$367,791	$22,771	$49,612

Total Level 3 as a percentage of Total financial instruments	3%	4%	0.2%	0.5%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.
While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included within Other liabilities of approximately $97.7 million at February 28, 2011 and $85.7 million at November 30, 2010.
The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Three Months	Three Months
	Ended	Ended
	February 28, 2011	March 31, 2010
Assets:
Transfers from Level 3 to Level 2	$8.5	$241.6
Transfers from Level 2 to Level 3	26.8	10.7
Net gains	40.1	9.3

Liabilities:
Transfers from Level 3 to Level 2	$—	$129.8
Transfers from Level 2 to Level 3	—	0.04
Net (losses) gains	(2.6)	3.4
See Note 4, Financial Instruments, in the consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

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
Goodwill
At least annually we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the market place. We completed our annual test of goodwill impairment as of June 1, 2010. No impairment was identified.
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
During the first quarter 2011, market conditions remained relatively strong and we continue to have ample access to liquidity providers and funding. We expect significant liquidity in the short term part of the market (one year and less) to continue and enable us to maintain funding in multiple asset classes. Additionally, the growth in our customer liquidity pools made available to us have corresponded with the growth of our business activity. In 2009, Jefferies & Company, our U.S. registered broker-dealer, was named as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International, Ltd., our U.K. regulated broker-dealer, has been designated in a similar capacity in five countries in Europe. These designations have allowed access to additional funding in the U.S. and certain regions of Europe.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Liquidity
We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	February 28,	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$406,048	$325,227
Money market investments	758,285	1,863,771

Total cash and cash equivalents	$1,164,333	$2,188,998

The majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for a large portion of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at the collateral haircut levels of 10% or less. Additionally, agency mortgage-backed securities, which are eligible to be delivered to and cleared by the Fixed Income Clearing Corporation, are considered to be liquid. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2011 and November 30, 2010 (in thousands):

	February 28, 2011		November 30, 2010
		Unencumbered		Unencumbered
	Liquid Financial	Liquid Financial	Liquid Financial	Liquid Financial
	Instruments	Instruments	Instruments	Instruments
Corporate equity securities	$1,790,938	$273,295	$1,453,744	$264,603
Corporate debt securities	3,327,097	68,251	2,813,465	223,455
Government, federal agency and other sovereign obligation	5,875,878	376,670	5,159,605	168,523
Mortgage- and asset-backed securities	3,994,113	14,286	3,607,895	—

	$14,988,026	$732,502	$13,034,709	$656,581

In addition to being able to be readily financed at modest haircut levels, we estimate that each of the individual securities within each asset class could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
The principal elements of our liquidity management framework are our Contingency Funding Plan and our Cash Capital Policy.
•	Contingency Funding Plan. Our Contingency Funding Plan is designed based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently existing on assets in securities financing activity, including repurchase agreements, (d) lower availability of secured funding; (e) client cash withdrawals; (f) the anticipated funding of outstanding investment commitments and (g) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $7.2 billion as of February 28, 2011 exceeded our cash capital requirements.
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
Analysis of Financial Condition and Capital Resources
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. As our government and agencies fixed income business has expanded throughout 2010 and 2011 both domestically and internationally, a significant portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities, for which there is a deep and liquid market. While our balance sheet may fluctuate given our continued expansion into new business areas and the need to maintain inventory to serve growing client activity, our overall balance sheet during the reported periods remained materially consistent with the balances at the end of each reporting period. During the three months ended February 28, 2011 and eleven months ended November 30, 2010, average total assets were approximately 5% and 2% higher than at February 28, 2011 and November 30, 2010, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table provides detail on key balance sheet asset and liability line items (in millions):

	February 28,	November 30,
	2011	2010	% Change
Total assets	$40,428.2	$36,726.5	10%
Financial instruments owned	18,253.2	15,941.6	15%
Financial instruments sold, not yet purchased	10,055.8	9,109.8	10%
Total Level 3 assets	612.5	571.9	7%
Level 3 assets for which we have economic exposure	402.6	367.8	9%

Securities borrowed	8,137.3	8,152.7	0%
Securities purchased under agreements to resell	3,402.3	3,252.3	5%

Total securities borrowed and securities purchased under agreements to resell	$11,539.6	$11,405.0	1%

Securities loaned	$3,030.7	$3,109.0	-3%
Securities sold under agreements to repurchase	11,940.7	10,684.1	12%

Total securities loaned and securities sold under agreements to repurchase	$14,971.4	$13,793.1	9%

The increase in total assets at February 28, 2011 from November 30, 2010 is primarily due to an increase in the level of our financial instruments owned inventory and trade related receivables. The increase in our inventory level of financial instruments owned, including securities pledged to creditors, is coupled with a commensurate increase in the level of our financial instruments sold, not yet purchased, over this time period.
A portion of the increase in our total financial instruments owned inventory is increased holdings of government and agency securities. Our inventory of government, federal agency and other sovereign obligations increased from $5.2 billion at November 30, 2010 to $5.9 billion at February 28, 2011. This net increase in our inventory positions (long and short inventory) is primarily attributed to the continued development of our U.S. government and agencies and other sovereign debt trading businesses, in the U.S. and Europe, as we were designated a Primary Dealer in the U.S. during 2009 and in similar capacities in several European jurisdictions as well during the latter part of 2009 and 2010. These inventory positions are substantially comprised of the most liquid securities in the asset class with a significant portion in holdings of securities of G-7 countries. Our market risk exposure to Portugal, Italy, Ireland, Greece and Spain was small at February 28, 2011. Our net inventory positions also increased as of February 28, 2011 from November 30, 2010 due to growth across fixed income and equities. Our corporate debt securities inventory increased by 17%, from $3,631 million at November 30, 2010 to $4,237 million at February 28, 2011; our corporate equities securities inventory increased by 39%, from $1,566 million at November 30, 2010 to $2,174 million at February 28, 2011; and our mortgage- and asset-backed securities inventory increased by 9%, from $4,922 million at November 30, 2010 to $5,372 million at February 28, 2011. We continually monitor our overall mortgage- and asset-backed securities exposure, including the inventory turnover rate, which confirms the liquidity of the overall asset class.
Of our total Financial instruments owned, approximately 84% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. In addition, our Financial instruments owned consists of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these modeled levels.
At February 28, 2011, our Level 3 assets for which we have economic exposure was 2% of our total assets at fair value as compared to 2% at November 30, 2010. During the quarter we purchased certain collateralized debt securities and transferred certain residential mortgage-backed securities and other asset-backed securities to level 3 from level 2 due to the lack of trading activity. These increases were offset by sales of level 3 loans and residential mortgage-

JEFFERIES GROUP, INC. AND SUBSIDIARIES
backed securities. Level 3 mortgage and asset backed securities represent 4.1% of total mortgage- and asset backed securities inventory at February 28, 2011 and 3.5% at November 30, 2010 and represent 35.6% and 29.7% of total Level 3 assets at February 28, 2011 and November 30, 2010, respectively.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 1% from November 30, 2010 to February 28, 2011 due to continued management of the matched booked activity for our securities financing business given reduced market opportunities for returns on this activity in the low interest rate environment. This was offset by growth in our government and agencies and mortgage-backed securities business, which utilize securities financing activity to support inventory balances. These assets are turned over on a frequent basis. The average difference in our securities financing assets and liabilities was 19% and -8%, respectively, higher (lower) than month end balances for the three months ended February 28, 2011.
The following table presents our period end balance, average balance and maximum balance at any month end within the period for the three months ended February 28, 2011 and the eleven months ended November 30, 2010 for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended	Eleven Months Ended
	February 28, 2011	November 30, 2010
Securities Purchased Under Agreements to Resell
Period end	3,402	3,252
Period average	3,949	3,769
Maximum month end	5,038	4,983

Securities Sold Under Agreements to Repurchase
Period end	11,941	10,684
Period average	12,398	11,464
Maximum month end	14,957	14,447
Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repo activity from early 2009 through 2011 is reflective of supporting our overall business growth, particularly the continued expansion of our mortgage-backed securities sales and trading platform, our appointment as a U.S. Federal Reserve Primary Dealer in June 2009 and our appointment in similar capacities in various European jurisdictions. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is impacted in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products.
Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market. As reflected above, month end balances may be higher or lower than average period balances.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of February 28, 2011 and November 30, 2010 (in thousands):

	February 28,	November 30,
	2011	2010
Total assets	$40,428,150	$36,726,543
Deduct: Securities borrowed	(8,137,278)	(8,152,678)
Securities purchased under agreements to resell	(3,402,301)	(3,252,322)
Add: Financial instruments sold, not yet purchased	10,055,757	9,109,799
Less derivative liabilities	(71,263)	(59,552)

Subtotal	9,984,494	9,050,247
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,794,503)	(1,636,755)
Goodwill and intangible assets	(369,414)	(368,078)

Adjusted assets	$36,709,148	$32,366,957

Total stockholders’ equity	$2,926,311	$2,810,965
Deduct: Goodwill and intangible assets	(369,414)	(368,078)

Tangible stockholders’ equity	$2,556,897	$2,442,887

Leverage ratio (1)	13.8	13.1

Adjusted leverage ratio (2)	14.4	13.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from November 30, 2010 to February 28, 2011 commensurate with the increase in our trading inventory and consistent with growth and expansion of our trading business year over year.
Capital Resources
We had total long-term capital of $7.2 billion and $7.0 billion resulting in a long-term debt to equity capital ratio of 1.45:1 and 1.50:1, at February 28, 2011 and November 30, 2010, respectively. Our total capital base as of February 28, 2011 and November 30, 2010 was as follows (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	February 28,	November 30,
	2011	2010
Long-Term Debt	$3,780,304	$3,778,681
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	332,258	315,885
Total Stockholders’ Equity	2,926,311	2,810,965

Total Capital	$7,163,873	$7,030,531

Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities financing transactions. This is also augmented by our $1,057.2 million of uncommitted secured and unsecured bank lines, including $1,025 million of bank loans and $32.2 million of letters of credit. Of the $1,057.2 million of uncommitted lines of credit, $257.2 million is unsecured and $800 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Bank loans represent temporary (usually overnight) secured and unsecured short term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of February 28, 2011 and November 30, 2010. Average daily bank loans for the three months ended February 28, 2011 and the eleven months ended November 30, 2010 were $36.3 million and $23.8 million, respectively.
We issued $400 million and $150 million in unsecured senior notes in June and July 2010 with maturities of approximately 11 years and $500 million in unsecured senior notes in November 2010 with a maturity of 5 years which further demonstrates our access to long-term funding in the capital markets. As of February 28, 2011, our long-term debt has a weighted average maturity of 9.6 years, we have no scheduled debt maturities until March of 2012.
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
There were no changes to our long-term debt ratings from the previous quarter.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of February 28, 2011. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
			2013	2015	2017
			and	and	and
	2011	2012	2014	2016	Later	Total
Debt obligations:
Senior notes (contractual principal payments net of unamortized discounts and premiums)	$—	$305.7	$249.1	$847.9	$2,377.6	$3,780.3
Interest payment obligations on senior notes	241.4	224.7	428.6	372.1	1,169.1	2,435.9
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	4.1	4.1	8.1	8.1	77.7	102.1

	245.5	534.5	685.8	1,228.1	3,749.4	6,443.3

Commitments and guarantees:
Equity commitments	0.5	0.2	8.7	3.2	731.9	744.5
Loan commitments	—	12.8	83.6	30.2	350.0	476.6
Mortgage-related commitments	881.9	214.2	129.5	—	—	1,225.6
Forward starting repos	676.5	—	—	—	—	676.5
Derivative contracts:
Derivative contracts — non credit related	40,525.7	10,534.0	8.7	—	1.7	51,070.1
Derivative contracts — credit related	—	—	37.6	163.4	40.0	241.0

	42,084.6	10,761.2	268.1	196.8	1,123.6	54,434.3

	$42,330.1	$11,295.7	$953.9	$1,424.9	$4,873.0	$60,877.6

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 18, Commitments, Contingencies and Guarantees, to the consolidated financial statements.
In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned — derivative contracts or Financial instruments sold, not yet purchased — derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 4, Financial Instruments, and Note 5, Derivative Financial Instruments, to the consolidated financial statements.
We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. At February 28, 2011, we did not have any commitments to purchase assets from our securitization vehicles. At February 28, 2011, we held $728.3 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities and Variable Interest Entities, to the consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 17, Income Taxes, to the consolidated financial statements for further information.
Equity Capital
Common stockholders’ equity increased to $2,577.7 million at February 28, 2011 from $2,478.0 million at November 30, 2010. The increase in our common stockholders’ equity during the three months ended February 28, 2011 is principally attributed to net earnings to common shareholders, tax benefits for issuance of share-based awards, currency translation adjustment and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividend and dividend equivalents paid during the three months ended February 28, 2011 and repurchases of approximately 1.5 million shares of our common stock during the period, which increased our treasury stock by $37.8 million.
The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share data):

	February 28, 2011	November 30, 2010
Common stockholders’ equity	$2,577,703	$2,477,989
Less: Goodwill and intangible assets	(369,414)	(368,078)

Tangible common stockholders’ equity	$2,208,289	$2,109,911

Common stockholders’ equity	$2,577,703	$2,477,989
Add: Unrecognized compensation (6)	159,508	160,960

Adjusted common stockholders’ equity	$2,737,211	$2,638,949

Tangible common stockholders’ equity	$2,208,289	$2,109,911
Add: Unrecognized compensation (6)	159,508	160,960

Adjusted tangible common stockholders’ equity	$2,367,797	$2,270,871

Shares outstanding	177,067,710	171,694,146
Outstanding restricted stock units (5)	27,978,062	28,734,563

Adjusted shares outstanding	205,045,772	200,428,709

Common book value per share (1)	$14.56	$14.43

Adjusted common book value per share (2)	$13.35	$13.17

Tangible common book value per share (3)	$12.47	$12.29

Adjusted tangible common book value per share (4)	$11.55	$11.33

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.
Tangible common stockholders’ equity, adjusted common stockholders’ equity, adjusted tangible common stockholders’ equity, adjusted common book value per share, tangible common book value per share, and adjusted tangible common book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP guidance. Goodwill and other intangible assets are subtracted from common stockholders’ equity in determining tangible common stockholders’ equity as we believe that goodwill and other intangible assets do not constitute operating assets, which can be deployed in a liquid manner. The cost of restricted stock and restricted stock units that have been granted but for which the costs will be recognized in the future with the related service requirements is added to common stockholders’ equity and tangible common stockholders’ equity in determining adjusted common stockholders’ equity and adjusted tangible common stockholders’ equity, respectively, as we believe that this is reflective of current capital outstanding and of the capital that would be required to be paid out at the balance sheet date. We calculate adjusted common book value per share as adjusted common stockholders’ equity divided by adjusted shares outstanding. We believe the adjustment to shares outstanding for outstanding restricted stock units reflects potential economic claims on our net assets enabling shareholders to further assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible common stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors.
On November 29, 2010, we granted 5,062,000 shares of restricted stock and 127,000 restricted stock units as part of year end compensation. The closing price of our common stock was $24.28 on November 29, 2010. The shares of restricted stock were issued in the first quarter of 2011 and increase shares outstanding at February 28, 2011. Shares underlying the restricted stock units will be issued in future periods, but are included in outstanding restricted stock units as of February 28, 2011 and November 30, 2010. The increase in shares outstanding is offset by repurchases of 1.5 million shares at an average price of $25.47 during the three months ended February 28, 2011.
At November 30, 2010, we had $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,105,138 shares of our common stock at an effective conversion price of approximately $30.45 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 8,800,122 shares of our common stock at an effective conversion price of approximately $39.20 per share.
On March 21, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on May 16, 2011 to stockholders of record as of April 15, 2011.
Net Capital
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.
As of February 28, 2011, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

		Excess Net
	Net Capital	Capital
Jefferies	$514,817	$426,180
Jefferies Execution	$13,852	$13,602
Jefferies High Yield Trading	$528,793	$528,543

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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

	Daily VaR (1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at			Average VaR Three Months Ended
Risk Categories	2/28/11	11/30/10	8/31/10	2/28/11	11/30/10	8/31/10
Interest Rates	$7.81	$4.24	$7.85	$6.32	$5.75	$6.03
Equity Prices	$3.18	$3.38	$4.92	$5.55	$3.50	$4.26
Currency Rates	$0.50	$0.39	$0.47	$0.56	$0.39	$0.36
Commodity Prices	$2.04	$2.20	$1.91	$1.45	$1.29	$1.56
Diversification Effect[2]	$-4.14	$-2.94	$-7.46	$-3.37	$-4.48	$-3.57

Firmwide	$9.39	$7.27	$7.69	$10.51	$6.45	$8.64

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	2/28/11		11/30/10		8/31/10
Risk Categories	High	Low	High	Low	High	Low
Interest Rates	$9.99	$3.26	$8.99	$2.90	$8.39	$4.46
Equity Prices	$9.36	$3.13	$5.61	$2.38	$7.76	$2.90
Currency Rates	$1.20	$0.10	$0.74	$0.18	$0.79	$0.09
Commodity Prices	$2.90	$0.53	$2.35	$0.64	$2.48	$0.82
Firmwide	$13.56	$7.65	$9.02	$4.05	$13.42	$5.90

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $10.51 million during the three months ended February 28, 2011 increased from the $6.45 million average during the three months ended November 30, 2010 due mainly to higher equity and fixed income exposure, and decreased cross-asset diversification.
The following table presents our daily VaR over the last periods:
Daily VaR Trend ($MM)
The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one-day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Fees, commissions, and certain provisions are excluded for the purpose of this comparison. Results of the process at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one-day VaR in the three months ended February 28, 2011. The graph below illustrates the relationship between daily net trading revenue and daily VaR for us in the three months ended February 28, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Daily Net Trading Revenue
The table below shows the distribution of daily net trading revenue for substantially all of our trading activities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
We, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 28, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The enforcement division of FINRA has advised us that it has made a preliminary determination to bring an enforcement action against us alleging a number of violations of FINRA and SEC rules relating to our activities in ARS with respect to our corporate cash management activities within our private wealth management division. We have come to an agreement in principle with FINRA to settle this matter without admitting or denying certain allegations regarding the sale and marketing of ARS. The proposed sanctions will not have an adverse material effect on our financial condition.
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Transition Report on Form 10-K for the fiscal year ended November 30, 2010 filed with the SEC on February 2, 2011. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (1)	Share	Programs (2)	Programs
December 1 – December 31, 2010	11,409	$26.51	—	10,000,000
January 1 – January 31, 2011	43,690	26.50	—	10,000,000
February 1 – February 28, 2011	1,427,380	25.43	340,560	9,659,440

Total	1,482,479		340,560

(1)	We repurchased an aggregate of 1,141,919 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock or the distribution of restricted stock units. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1	Summary of 2011 and 2012 executive compensation program for Messrs. Handler and Friedman is incorporated herein by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 20, 2010.

10.2*	Summary of the 2011 Executive Compensation Program for Messrs. Broadbent and Hendrickson

10.3

10.4	Agreement between Jefferies Group, Inc. and Michael J. Sharp dated July 12, 2010 is incorporated herein by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on February 2, 2011.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition at February 28, 2011 and November 30, 2010 (ii) the Consolidated Statements of Earnings for the Three Months Ended February 28, 2011 and March 31, 2010 (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended February 28, 2011 and the Eleven Months Ended November 30, 2010, (iv) the Consolidated Statements of Comprehensive Income for the Three Months Ended February 28, 2011 and March 31, 2010, (v) the Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2011 and March 31, 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: April 6, 2011	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)