Form 10-Q
period 2011-05-31
JEFFERIES GROUP INC /DE/
filed 2011-06-30
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 202,150,582 shares as of the close of business on June 22, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MAY 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	May 31,	November 30,
	2011	2010
ASSETS
Cash and cash equivalents (including $219,335 in 2011 and $202,565 in 2010, from VIEs)	$2,498,737	$2,188,998
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,219,917	1,636,755
Financial instruments owned, at fair value, including securities pledged of $14,712,257 and $12,338,728 in 2011 and 2010, respectively:
Corporate equity securities (including $181,027 in 2011 and $120,606 in 2010 from VIEs)	1,713,425	1,565,793
Corporate debt securities (including $350,507 in 2011 and $462,462 in 2010 from VIEs)	4,433,196	3,630,616
Government, federal agency and other sovereign obligations	5,617,698	5,191,973
Mortgage- and asset-backed securities (including $42,821 in 2011 and $43,355 in 2010 from VIEs)	5,187,115	4,921,565
Loans and other receivables (including $480,918 in 2011 and $362,465 in 2010 from VIEs)	608,993	434,573
Derivatives (including $13,879 in 2011 and $7,579 in 2010 from VIEs)	136,384	119,268
Investments, at fair value (including $2,762 in 2011 and $15,612 in 2010 from VIEs)	71,033	77,784

Total financial instruments owned, at fair value (including $1,071,914 in 2011 and $1,012,079 in 2010 from VIEs)	17,767,844	15,941,572
Investments in managed funds	125,303	131,585
Other investments	429,020	220,323
Securities borrowed	8,258,188	8,152,678
Securities purchased under agreements to resell	3,326,200	3,252,322
Securities received as collateral	51,984	48,616
Receivables:
Brokers, dealers and clearing organizations (including $177,889 in 2011 and $195,485 in 2010 from VIEs)	3,879,969	2,550,234
Customers	1,805,715	1,328,365
Fees, interest and other (including $6,925 in 2011 and $127 in 2010 from VIEs)	287,655	165,603
Premises and equipment	150,500	142,729
Goodwill	367,131	364,964
Other assets (including $241 in 2011 and $370 in 2010 from VIEs)	798,371	601,799

Total assets (including $1,476,304 in 2011 and $1,410,626 in 2010 from VIEs)	$40,966,534	$36,726,543

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	May 31,	November 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $0 in 2011 and $2,708 in 2010 from VIEs)	$1,803,991	$1,638,372
Corporate debt securities (including $272,876 in 2011 and $443,100 in 2010 from VIEs)	2,287,160	2,375,925
Government, federal agency and other sovereign obligations	7,056,721	4,735,288
Mortgage- and asset-backed securities	38,235	129,384
Loans (including $162,285 in 2011 and $150,100 in 2010 from VIEs)	165,750	171,278
Derivatives (including $0 in 2011 and $136 in 2010 from VIEs)	111,406	59,552

Total financial instruments sold, not yet purchased, at fair value (including $435,161 in 2011 and $596,044 in 2010 from VIEs)	11,463,263	9,109,799
Securities loaned	3,202,149	3,108,977
Securities sold under agreements to repurchase	9,159,727	10,684,056
Obligation to return securities received as collateral	51,984	48,616
Payables:
Brokers, dealers and clearing organizations (including $174,175 in 2011 and $157,134 in 2010 from VIEs)	3,294,826	1,885,357
Customers	4,062,631	3,716,357
Accrued expenses and other liabilities (including $125,936 in 2011 and $94,402 in 2010 from VIEs)	1,203,575	1,142,850
Long-term debt	4,579,215	3,778,681
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $327,790 in 2011 and $315,885 in 2010 from VIEs)	327,790	315,885

Total liabilities (including $1,063,062 in 2011 and $1,163,465 in 2010 from VIEs)	37,470,160	33,915,578

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 212,148,852 shares in 2011 and 200,301,656 shares in 2010	21	20
Additional paid-in capital	2,399,782	2,218,123
Retained earnings	986,283	850,654
Less:
Treasury stock, at cost, 9,994,438 shares in 2011 and 28,607,510 shares in 2010	(193,024)	(539,530)
Accumulated other comprehensive loss:
Currency translation adjustments	(19,362)	(42,859)
Additional minimum pension liability	(8,419)	(8,419)

Total accumulated other comprehensive loss	(27,781)	(51,278)

Total common stockholders’ equity	3,165,281	2,477,989
Noncontrolling interests	331,093	332,976

Total stockholders’ equity	3,496,374	2,810,965

Total liabilities and stockholders’ equity	$40,966,534	$36,726,543

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

			Six Months	Five Months
	Three Months Ended		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Revenues:
Commissions	$129,291	$146,001	$249,212	$228,956
Principal transactions	175,316	153,986	465,468	246,642
Investment banking	328,421	255,958	567,480	352,257
Asset management fees and investment income from managed funds	10,547	13,929	34,415	11,018
Interest	304,425	243,183	577,641	386,168
Other	22,117	18,983	42,578	27,363

Total revenues	970,117	832,040	1,936,794	1,252,404
Interest expense	242,952	164,504	451,246	257,234

Net revenues	727,165	667,536	1,485,548	995,170
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	4,415	2,018	20,854	2,513

Net revenues, less mandatorily redeemable preferred interest	722,750	665,518	1,464,694	992,657

Non-interest expenses:
Compensation and benefits	431,936	384,311	874,828	568,407
Floor brokerage and clearing fees	31,384	35,509	59,517	54,089
Technology and communications	49,850	41,932	93,525	68,054
Occupancy and equipment rental	20,437	19,056	38,416	31,016
Business development	22,457	15,216	42,395	24,985
Professional services	16,099	11,284	29,375	21,694
Other	20,103	14,530	33,223	27,818

Total non-interest expenses	592,266	521,838	1,171,279	796,063

Earnings before income taxes	130,484	143,680	293,415	196,594
Income tax expense	45,784	56,189	106,670	76,403

Net earnings	84,700	87,491	186,745	120,191
Net earnings to noncontrolling interests	4,084	3,665	18,788	3,994

Net earnings to common shareholders	$80,616	$83,826	$167,957	$116,197

Earnings per common share:
Basic	$0.36	$0.41	$0.78	$0.57
Diluted	$0.36	$0.41	$0.78	$0.57

Weighted average common shares:
Basic	210,751	196,944	205,054	197,759
Diluted	214,870	201,064	209,172	201,881
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months	Eleven Months
	Ended	Ended
	May 31, 2011	November 30, 2010
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$19
Issued	1	1

Balance, end of period	21	20

Additional paid-in capital
Balance, beginning of period	2,218,123	2,036,087
Benefit plan share activity (1)	12,512	19,230
Share-based expense, net of forfeitures and clawbacks	34,353	149,799
Proceeds from exercise of stock options	51	108
Acquisitions and contingent consideration	419	419
Tax benefit for issuance of share-based awards	32,434	2,965
Dividend equivalents on share-based plans	4,167	9,515
Issuance of treasury stock	97,723	—

Balance, end of period	2,399,782	2,218,123

Retained earnings
Balance, beginning of period	850,654	688,039
Net earnings to common shareholders	167,957	223,666
Dividends	(32,328)	(61,051)

Balance, end of period	986,283	850,654

Treasury stock, at cost
Balance, beginning of period	(539,530)	(384,379)
Purchases	(41,567)	(140,071)
Returns / forfeitures	(9,049)	(15,080)
Issued	397,122	—

Balance, end of period	(193,024)	(539,530)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(51,278)	(41,626)
Currency adjustment	23,497	(8,490)
Pension adjustment, net of tax	—	(1,162)

Balance, end of period	(27,781)	(51,278)

Total common stockholders’ equity	3,165,281	2,477,989

Noncontrolling interests
Balance, beginning of period	332,976	321,538
Net earnings to noncontrolling interests	18,788	16,601
Contributions	1,213	12,433
Distributions	(21,884)	(15,177)
Deconsolidation of asset management entity	—	(5,477)
Adoption of accounting changes to ASC 810	—	3,058

Balance, end of period	331,093	332,976

Total stockholders’ equity	$3,496,374	$2,810,965

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

			Six Months	Five Months
	Three Months Ended		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net earnings to common shareholders	$80,616	$83,826	$167,957	$116,197

Other comprehensive income:
Currency translation adjustments	8,985	16,600	23,497	30,983

Total other comprehensive income (1)	8,985	16,600	23,497	30,983

Comprehensive income	$89,601	$100,426	$191,454	$147,180

(1)	Total other comprehensive income, net of tax, is attributable to common shareholders. No other comprehensive income is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended	Five Months Ended
	May 31, 2011	May 31, 2010
Cash flows from operating activities:
Net earnings	$186,745	$120,191

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	25,209	14,720
Fees related to assigned management agreements	(1,736)	(1,587)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	20,854	2,513
Accruals related to various benefit plans and stock issuances, net of estimated forfeitures	37,817	18,011
Decrease (increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	417,049	(323,250)
Increase in receivables:
Brokers, dealers and clearing organizations	(1,274,030)	(741,789)
Customers	(473,600)	(552,492)
Fees, interest and other	(119,575)	(50,866)
Increase in securities borrowed	(58,616)	(289,095)
Increase in financial instruments owned	(1,645,394)	(4,329,765)
Increase in other investments	(209,105)	(29,762)
Decrease (increase) in investments in managed funds	6,282	(7,823)
(Increase) decrease in securities purchased under agreements to resell	(46,590)	302,795
Increase in other assets	(182,534)	(184,498)
Increase in payables:
Brokers, dealers and clearing organizations	1,386,872	443,574
Customers	344,807	114,208
Increase in securities loaned	54,510	572,189
Increase in financial instruments sold, not yet purchased	2,183,385	2,474,499
(Decrease) increase in securities sold under agreements to repurchase	(1,565,229)	1,737,028
Increase in accrued expenses and other liabilities	15,487	23,298

Net cash used in operating activities	(897,392)	(687,901)

Cash flows from investing activities:
Net payments on premises and equipment	(27,568)	(10,136)
Cash received from contingent consideration	1,752	925
Cash paid for contingent consideration	—	(6,997)

Net cash used in investing activities	(25,816)	(16,208)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Six Months Ended	Five Months Ended
	May 31, 2011	May 31, 2010
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$34,010	$1,994
Gross proceeds from short-term borrowings	1,257,000	1,497,000
Gross payments on short-term borrowings	(1,257,000)	(1,497,000)
Net proceeds from (payments on):
Issuance of common shares	494,845	—
Issuance of senior notes, net of issuance costs	794,587	—
Mandatorily redeemable preferred interest of consolidated subsidiaries	(8,949)	(17,066)
Noncontrolling interest	(20,671)	(14,408)
Repurchase of common stock	(41,567)	(103,336)
Dividends	(28,161)	(12,957)
Exercise of stock options, not including tax benefits	51	108

Net cash provided by (used in) financing activities	1,224,145	(145,665)

Effect of foreign currency translation on cash and cash equivalents	8,802	(9,109)

Net increase (decrease) in cash and cash equivalents	309,739	(858,883)
Cash and cash equivalents at beginning of period	2,188,998	1,853,167

Cash and cash equivalents at end of period	$2,498,737	$994,284

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$363,397	$237,138
Income taxes, net	129,984	84,090
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
Change in Year End
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. As such, the current period represents the three and six months ended May 31, 2011 and has been reported on the basis of the new fiscal year. Our prior year period consisted of the three and five months ended May 31, 2010 and is reported on the basis of the previous calendar year cycle.
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
Immaterial Restatements
As indicated in our Transition Report on Form 10-K for the eleven months ended November 30, 2010 (hereafter in this Note referred to as “adjustments”), we made correcting adjustments to our financial statements for the three and five months ended May 31, 2010 relating to the netting of interest income and interest expense, differences with our former clearing bank, and certain other immaterial adjustments. We do not believe that these adjustments are material to our financial statements for these periods. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 23, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Transition Report on Form 10-K for the eleven months ended November 30, 2010.
The following table sets forth the effects of the adjustments on Net earnings, on an after tax basis, for the three and five months ended May 31, 2010 (in thousands):
Decrease in Net earnings to common shareholders

	Three Months	Five Months
	Ended	Ended
	May 31, 2010	May 31, 2010
Previously reported Net earnings to common shareholders	$84,832	$118,539

Netting of interest revenues and expense	—	—
Differences with clearing bank	(766)	(1,680)
Other items (1)	(240)	(662)

Total adjustments	(1,006)	(2,342)

Adjusted Net earnings to common shareholders	$83,826	$116,197

(1)	Other items — Includes the effect of certain other immaterial adjustments.
The following table sets forth the effects of the adjustments on major caption items within our Consolidated Statement of Earnings for the three and five months ended May 31, 2010 (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended		Five Months Ended
	May 31, 2010		May 31, 2010
	As Previously		As Previously
	Reported	Adjusted	Reported	Adjusted
Principal transactions	$155,581	$153,986	$249,755	$246,642
Interest	150,187	243,183	250,065	386,168
Total revenues	740,640	832,040	1,119,414	1,252,404
Interest expense	71,110	164,504	120,042	257,234
Net revenues	669,530	667,536	999,372	995,170
Net revenues, less mandatorily redeemable perferred interest	667,512	665,518	996,859	992,657
Floor brokerage and clearing fees	35,849	35,509	54,458	54,089
Total non-interest expenses	522,179	521,838	796,433	796,063
Earnings before income taxes	145,333	143,680	200,426	196,594
Income tax expense	56,836	56,189	77,893	76,403
Net earnings	88,497	87,491	122,533	120,191

Net earnings to common shareholders	84,832	83,826	118,539	116,197
Earnings per common share:
Basic	$0.42	$0.41	$0.58	$0.57
Diluted	$0.41	$0.41	$0.58	$0.57
These adjustments affected certain line items within cash flows from operating activities on the Consolidated Statement of Cash Flows for the five months ended May 31, 2010, with no net effect on net cash used in operating activities. In addition, supplemental disclosures for cash paid for interest were also adjusted.
Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $11.9 million and $11.3 million for the three months ended May 31, 2011 and 2010, respectively, and $22.4 million and $17.1 million for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.
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
Goodwill
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our annual assessment of goodwill as of June 1, 2011 and no impairment was identified. (Refer to Note 9, Acquisitions, for further details on our annual assessment of goodwill.)
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
New Accounting Developments
Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. We are currently evaluating the impact, if any, that these updates will have on our financial condition, results of operations or cash flows.
Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. We do not believe that the adoption of this guidance will have an impact on our financial condition, results of operations or cash flows.
Note 3. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of May 31, 2011 and November 30, 2010 (in thousands):

	May 31,	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$373,429	$325,227
Money market investments	2,125,308	1,863,771

Total cash and cash equivalents	$2,498,737	$2,188,998

Cash and securities segregated (1)	$1,219,917	$1,636,755

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies, as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4. Financial Instruments
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2011 and November 30, 2010 by level within the fair value hierarchy (in thousands):

	As of May 31, 2011
				Counterparty
				and Cash
				Collateral
	Level 1 (3)	Level 2 (3)	Level 3	Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,529,938	$165,257	$18,230	$—	$1,713,425
Corporate debt securities	17,270	4,376,238	39,688	—	4,433,196
Collateralized debt obligations	—	94,366	84,046	—	178,412
U.S. government and federal agency securities	1,721,513	270,233	—	—	1,991,746
Municipal securities	—	497,145	858	—	498,003
Sovereign obligations	2,036,048	1,091,901	—	—	3,127,949
Residential mortgage-backed securities	—	4,066,322	206,721	—	4,273,043
Commercial mortgage-backed securities	—	580,571	33,516	—	614,087
Other asset-backed securities	—	112,221	9,352	—	121,573
Loans and other receivables	—	347,937	261,056	—	608,993
Derivatives	234,656	277,979	102	(376,353)	136,384
Investments at fair value	—	25	71,008	—	71,033

Total financial instruments owned	$5,539,425	$11,880,195	724,577	$(376,353)	$17,767,844

Level 3 assets for which the firm does not bear economic exposure (1)			(192,001)

Level 3 assets for which the firm bears economic exposure			$532,576

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,668,580	$135,373	$38	$—	$1,803,991
Corporate debt securities	9,358	2,277,802	—	—	2,287,160
U.S. government and federal agency securities	3,893,234	2,598	—	—	3,895,832
Municipal securities	—	551	—	—	551
Sovereign obligations	2,046,285	1,114,053	—	—	3,160,338
Residential mortgage-backed securities	—	38,149	—	—	38,149
Other asset-backed securities	—	86	—	—	86
Loans	—	159,352	6,398	—	165,750
Derivatives	229,944	333,752	2,841	(455,131)	111,406

Total financial instruments sold, not yet purchased	$7,847,401	$4,061,716	$9,277	$(455,131)	$11,463,263

(1)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	There were no significant transfers between Level 1 and Level 2 for the three-months and six-months ended May 31, 2011.

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
We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan commitments are included in Financial instruments sold, not yet purchased — Derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have elected to apply the fair value option to certain secured financings that arise in connection with our securitization activities. At May 31, 2011 and November 30, 2010, $104.8 million and $85.7 million, respectively, in secured financings, are included within Other liabilities on the Consolidated Statement of Financial Position, are accounted for at fair value and are classified as Level 3 liabilities. Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
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
Loans and Other Receivables
•	Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations from external data providers where sufficient observability exists as to the extent of market transaction data supporting the pricing data. Corporate loans categorized within Level 3 are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.
•	Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on observed market prices of recently executed purchases of similar loans which are then used to derive a market implied spread. The market implied spread is used as the primary input in estimating the fair value of loans at the measurement date. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.
•	Project Loans: Valuation of project loans are based on bench marks of prices for recently executed transactions of related realized collateralized securities and are classified within Level 3 of the fair value hierarchy.
•	Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 where fair value is based on recent trade activity in the same security.

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

OTC options include OTC equity and commodity options measured using Black-Scholes models with key inputs impacting the valuation including the underlying security or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, and valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves. Credit defaults swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from third parties.
Investments at Fair Value
Investments at fair value include primarily investments in hedge funds, fund of funds and private equity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at May 31, 2011 and November 30, 2010 (in thousands):

	May 31, 2011
		Unfunded	Redemption Frequency
	Fair Value (f)	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a)	$18,283	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,064	—	—
Fund of Funds(c)	942	129	Annually
Private Equity Funds(d)	23,726	6,303	—
Other Investments(e)	—	—	At Will

Total(g)	$44,015	$6,432

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	November 30, 2010
		Unfunded	Redemption Frequency
	Fair Value (f)	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a)	$19,865	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,561	—	—
Fund of Funds(c)	2,622	131	Annually
Private Equity Funds(d)	26,567	6,792	—
Other Investments(e)	287	—	At Will

Total(g)	$50,902	$6,923

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At May 31, 2011 and November 30, 2010, investments representing approximately 97% and 67%, respectively, of the fair value in this category are redeemable with 60 — 90 days prior written notice. At November 30, 2010, investments representing approximately 30% of fair value cannot be redeemed until the lock-up period expired on December 31, 2010. At May 31, 2011 and November 30, 2010, investments representing approximately 3% of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At May 31, 2011 and November 30, 2010, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(b)	This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. At May 31, 2011 and November 30, 2010, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(c)	This category includes investments in fund of funds that invest in various private equity funds. At May 31, 2011 and November 30, 2010, approximately 99% and 41%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. At May 31, 2011 we requested redemption for investments representing approximately 1% of fair value at May 31, 2011, however we are unable to estimate when these funds will be returned. At November 30, 2010, investments representing approximately 59% of the fair value were approved for redemption and the funds’ net asset values were received in the first quarter of 2011.

(d)	At May 31, 2011 and November 30, 2010, investments representing approximately 81% and 74% respectively, include investments in private equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to ten years. Investments in this category at May 31, 2011 and November 30, 2010, representing approximately 19% and 26%, respectively, are investments in closed-ended funds that invest in Croatian and Vietnamese companies.

(e)	At November 30, 2010, this category included investments in closed-ended funds that invested in Vietnamese equity and debt instruments.

(f)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(g)	Investments at fair value, in the Consolidated Statements of Financial Condition at May 31, 2011 and November 30, 2010 include $27.0 million and $26.9 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
At May 31, 2011 and November 30, 2010, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

	May 31, 2011		November 30, 2010
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Exchange closing prices	9%	14%	9%	17%
Recently observed transaction prices	1%	2%	5%	2%
Data providers/pricing services	78%	81%	65%	60%
Broker quotes	2%	1%	12%	19%
Valuation techniques	10%	2%	9%	2%

	100%	100%	100%	100%

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended May 31, 2011 (in thousands):

	Three Months Ended May 31, 2011
		Total gains/	Purchases,				Change in
		losses	sales,				unrealized gains/
	Balance,	(realized and	settlements,	Transfers	Transfers	Balance,	(losses) relating to
	February 28,	unrealized)	and issuances,	into	out of	May 31,	instruments still held
	2011	(1)	net	Level 3	Level 3	2011	at May 31, 2011 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$33,281	$(489)	$2,392	$—	$(16,954)	$18,230	$(864)
Corporate debt securities	74,984	690	(35,257)	1,681	(2,410)	39,688	(135)
Collateralized debt obligations	102,946	9,943	(25,237)	5,154	(8,760)	84,046	4,875
U.S. issued municipal securities	799	59	—	—	—	858	59
Residential mortgage-backed securities	97,109	(2,783)	(787)	113,366	(184)	206,721	(6,303)
Commercial mortgage-backed securities	6,301	5,013	5,532	22,971	(6,301)	33,516	5,013
Other asset-backed securities	11,452	(118)	(4,675)	5,871	(3,178)	9,352	75
Loans and other receivables	217,751	5,052	47,210	1,896	(10,853)	261,056	3,904
Investments at fair value	67,834	7,727	(4,534)	—	(19)	71,008	7,740

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$38	$—
Net derivatives (2)	4,957	(2,218)	—	—	—	2,739	(2,118)
Loans	17,776	(21)	(11,357)	—	—	6,398	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2011
During the three months ended May 31, 2011, transfers of assets of $150.9 million from Level 2 to Level 3 are primarily attributed to:
•	Non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and collateralized debt obligations due to a tightening in the historical trading period used for corroborating market data and a greater scrutiny of vendor prices.
During the three months ended May 31, 2011, transfers of assets of $48.7 million from Level 3 to Level 2 are primarily attributed to:
•	Corporate equity securities and Loans and other receivables, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable;
•	Collateralized debt obligations due to corroborating vendor prices to actual transactions; and
•	Commercial mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities.
During the three months ended May 31, 2011 there were no transfers of liabilities from Level 2 to Level 3 or from Level 3 to Level 2.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Net gains on Level 3 assets were $25.1 million and net gains on Level 3 liabilities were $2.2 million for the three months ended May 31, 2011. Net gains on Level 3 assets were primarily due to increased valuations of various investments at fair value, collateralized debt obligations, and commercial mortgage-backed securities, and sales of certain collateralized debt obligations and residential mortgage-backed securities; offset by decreased valuations of residential mortgage-backed securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended May 31, 2010 (in thousands):

	Three Months Ended May 31, 2010
		Total gains/	Purchases,				Change in
		losses	sales,				unrealized gains/
	Balance,	(realized and	settlements,	Transfers	Transfers	Balance,	(losses) relating to
	February 28,	unrealized)	and issuances,	into	out of	May 31,	instruments still held
	2010	(1)	net	Level 3	Level 3	2010	at May 31, 2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$35,314	$(15,909)	$3,138	$111	$(736)	$21,918	$(15,853)
Corporate debt securities	123,083	2,590	(5,373)	263	(20,288)	100,275	1,205
Collateralized debt obligations	12,860	453	—	—	—	13,313	332
U.S. issued municipal securities	420	16	—	—	—	436	—
Residential mortgage-backed securities	170,689	(2,168)	643	718	(21,049)	148,833	(5,852)
Commercial mortgage-backed securities	730	(249)	391	858	(730)	1,000	(249)
Other asset-backed securities	110	(30)	289	—	—	369	(30)
Loans and other receivables	300,557	8,466	9,930	—	(173,772)	145,181	4,640
Investments at fair value	65,780	5,405	1,359	7	(254)	72,297	4,638

Investments in managed funds	$8,630	$14	$—	$—	$—	$8,644	$14

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(935)	15,300	—	—	14,365	(935)
Net derivatives (2)	1,663	(392)	—	—	—	1,271	(392)
Loans	283,396	—	32,829	—	(247,983)	68,242	—

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net Derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2010
During the three months ended May 31, 2010, we had transfers of assets of $2.0 million from Level 2 to Level 3, which are primarily attributed to transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs. Transfers of assets from Level 3 to Level 2 during the three months ended May 31, 2010 were $216.8 million and are primarily attributed to corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets; residential mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and corporate debt securities, for which market transactions were announced or market data on comparable securities used as a valuation benchmark became more transparent.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Transfers of liabilities from Level 2 to Level 3 were $-0- and transfers of liabilities from Level 3 to Level 2 were $248.0 million for the three months ended May 31, 2010. Transfers of liabilities from Level 3 to Level 2 during the three months ended May 31, 2010 are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities.
Net losses on Level 3 assets were $1.4 million and net gains on Level 3 liabilities were $1.3 million for the three months ended May 31, 2010. Net losses on Level 3 assets were attributed to corporate equity securities due to market volatility impacting the valuation of equity warrants and declines in commodity prices underlying certain equity valuations, partially offset by net gains on loans and investments.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the six months ended May 31, 2011 (in thousands):

	Six Months Ended May 31, 2011
		Total gains/	Purchases,				Change in
		losses	sales,				unrealized gains/
	Balance,	(realized and	settlements,	Transfers	Transfers	Balance,	(losses) relating to
	November 30,	unrealized)	and issuances,	into	out of	May 31,	instruments still held
	2010	(1)	net	Level 3	Level 3	2011	at May 31, 2011 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$1,667	$1,948	$—	$(8,004)	$18,230	$323
Corporate debt securities	73,408	2,690	(35,991)	101	(520)	39,688	796
Collateralized debt obligations	31,121	10,401	38,854	3,680	(10)	84,046	10,085
U.S. issued municipal securities	472	78	308	—	—	858	78
Residential mortgage-backed securities	132,359	9,976	(7,506)	72,012	(120)	206,721	(11,103)
Commercial mortgage-backed securities	6,004	6,906	16,052	4,554	—	33,516	5,464
Other asset-backed securities	567	780	6,422	2,150	(567)	9,352	780
Loans and other receivables	227,596	9,531	23,108	1,284	(463)	261,056	6,723
Investments at fair value	77,784	7,833	(11,529)	—	(3,080)	71,008	8,351

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$38	$—
Net derivatives (2)	2,346	393	—	—	—	2,739	492
Loans	47,228	—	(40,830)	—	—	6,398	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net Derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — Derivatives.
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2011
During the six months ended May 31, 2011, transfers of assets of $83.8 million from Level 2 to Level 3 are primarily attributed to:
•	Non-agency residential mortgage-backed securities, commercial asset backed securities, collateralized debt obligations, and other asset-backed securities due to a tightening in the historical trading period used for corroborating market data and a greater scrutiny of vendor prices.
During the six months ended May 31, 2011, transfers of assets of $12.8 million from Level 3 to Level 2 are primarily attributed to:

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
•	Corporate equity securities, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable.
During the six months ended May 31, 2011 there were no transfers of liabilities from Level 2 to Level 3 or from Level 3 to Level 2.
Net gains on Level 3 assets were $49.9 million and net losses on Level 3 liabilities were $0.4 million for the six months ended May 31, 2011. Net gains on Level 3 assets were primarily due to increased valuations of various collateralized debt obligations, investments at fair value, loans and other receivables, and commercial-mortgage backed securities, and sales of certain residential mortgage-backed securities, offset by decreased valuations of certain residential mortgage-backed securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the five months ended May 31, 2010 (in thousands):

	Five Months Ended May 31, 2010
			Purchases,				Change in
			sales,				unrealized gains/
		Total gains/	settlements,				(losses) relating to
	Balance,	losses	and	Transfers	Transfers	Balance,	instruments still
	December	(realized and	issuances,	into	out of	May 31,	held at May 31,
	31, 2009	unrealized) (1)	net	Level 3	Level 3	2010	2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(21,841)	$2,984	$681	$(2,948)	$21,918	$(21,610)
Corporate debt securities	116,648	(159)	(3,632)	110	(12,692)	100,275	1,788
Collateralized debt obligations	9,570	3,743	—	—	—	13,313	3,743
U.S. issued municipal securities	420	16	—	—	—	436	16
Sovereign obligations	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	8,971	15,801	6,223	(18,658)	148,833	(207)
Commercial mortgage-backed securities	3,215	(237)	(901)	858	(1,935)	1,000	(248)
Other asset-backed securities	110	(30)	289	—	—	369	(30)
Loans and other receivables	506,542	9,142	9,504	—	(380,007)	145,181	5,173
Investments at fair value	65,564	5,511	(1,190)	2,412	—	72,297	4,620

Investments in managed funds	$—	$1,372	$—	$7,272	$—	$8,644	$1,372

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	$38	$—
Corporate debt securities	—	(935)	15,300	—	—	14,365	(935)
Net derivatives (2)	6,835	(3,655)	—	—	(1,909)	1,271	(3,655)
Loans	352,420	—	44,566	—	(328,744)	68,242	—

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net Derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — Derivatives.
Analysis of Level 3 Assets and Liabilities for the Five Months Ended May 31, 2010
During the five months ended May 31, 2010, we had transfers of assets of $17.6 million from Level 2 to Level 3, which are primarily attributed to transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs. Additionally, transfers of assets from Level 2 to Level 3

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
are attributed to certain investments at fair value and investments in managed funds, which have little to no transparency as to trade activity. Transfers of assets from Level 3 to Level 2 during the five months ended May 31, 2010 were $416.4 million primarily attributed to corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these assets; residential mortgage-backed securities, for which market trades were observed in the period for either identical or similar securities; and corporate debt securities, for which market transactions were announced or market data on comparable securities used as a benchmark became more observable.
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
Net gains on Level 3 assets were $6.5 million and net gains on Level 3 liabilities were $4.6 million for the five months ended May 31, 2010. Net gains on Level 3 assets were attributed to corporate equity securities due to market volatility impacting the valuation of equity warrants and declines in commodity prices underlying certain equity valuations, partially offset by net gains on loans and investments.
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
The following table presents the fair value and related number of derivative contracts at May 31, 2011 and November 30, 2010 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

	May 31, 2011
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$162,992	36,437	$191,396	52,526
Foreign exchange contracts	11,626	352	22,037	1,356
Equity contracts	233,196	1,254,861	227,385	1,190,042
Commodity contracts	11,547	60,783	90,881	23,514
Credit contracts	93,376	43	34,838	39

Total	512,737	1,352,476	566,537	1,267,477

Counterparty/cash-collateral netting	(376,353)		(455,131)

Total per Consolidated Statement of Financial Condition	$136,384		$111,406

	November 30, 2010
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$77,295	41,166	$126,281	43,243
Foreign exchange contracts	20,263	1,165	17,004	290
Equity contracts	275,760	1,166,365	249,229	1,133,464
Commodity contracts	62,727	103,562	76,911	35,071
Credit contracts	19,835	18	15,647	15

Total	455,880	1,312,276	485,072	1,212,083

Counterparty/cash-collateral netting	(336,612)		(425,520)

Total per Consolidated Statement of Financial Condition	$119,268		$59,552

The following table presents unrealized and realized gains and losses on derivative contracts for the three months ended May 31, 2011 and 2010, respectively, and the six and five months ended May 31, 2011 and 2010, respectively (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

			Six Months	Five Months
	Three Months Ended		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)

Interest rate contracts	$(94,037)	$(11,293)	$(87,229)	$(36,759)
Foreign exchange contracts	(3,156)	2,457	(8,182)	816
Equity contracts	(42,953)	(22,067)	(103,870)	(47,268)
Commodity contracts	12,060	7,469	32,591	3,732
Credit contracts	8,182	(27,614)	5,742	(50,762)

Total	$(119,904)	$(51,048)	$(160,948)	$(130,241)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of May 31, 2011 (in thousands):

	OTC derivative assets (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$1,336	$—	$—	$—	$1,336
Commodity options	68	—	—	—	68
Equity options	10,922	—	—	—	10,922
Credit default swaps	—	20,401	62,396	(14,883)	67,914
Total return swaps	444	914	—	—	1,358
Foreign currency forwards and swaps	9,195	99	—	—	9,294
Fixed income forwards	16,580	—	—	—	16,580
Interest rate swaps and caps	3,231	21,303	43,849	(5,408)	62,975

Total	$41,776	$42,717	$106,245	$(20,291)	170,447

Cross product counterparty netting					(9,057)

Total OTC derivative assets included in Financial instruments owned					$161,390

(1)	At May 31, 2011, we held exchange traded derivative assets and other credit enhancements of $17.1 million.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At May 31, 2011, cash collateral received was $42.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities (1) (2) (4)
			Greater Than	Cross-Maturity
	0 – 12 Months	1 – 5 Years	5 Years	Netting (3)	Total
Commodity swaps	$82,290	$—	$—	$—	$82,290
Commodity options	952	—	—	—	952
Equity options	759	2,309	—	—	3,068
Credit default swaps	2,219	16,959	5,562	(14,883)	9,857
Total return swaps	—	247	—	—	247
Foreign currency forwards and swaps	19,680	45	—	—	19,725
Interest rate swaps and caps	6,753	52,494	63,348	(5,408)	117,187

Total	$112,653	$72,054	$68,910	$(20,291)	233,326

Cross product counterparty netting					(9,057)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$224,269

(1)	At May 31, 2011, we held exchange traded derivative liabilities and other credit enhancements of $8.0 million.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At May 31, 2011, cash collateral pledged was $120.9 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.
At May 31, 2011, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):
Counterparty credit quality:

A or higher	$125,819
B to BBB	2,012
Unrated	33,559

Total	$161,390

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2011 and November 30, 2010, is $115.2 million and $51.8 million, respectively, for which we have posted collateral of $110.2 million and $44.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2011 and November 30, 2010, we would have been required to post an additional $8.2 million and $6.5 million, respectively, of collateral to our counterparties.

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
We receive securities in connection with resale agreements, securities borrowings and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate securities received as collateral. At May 31, 2011 and November 30, 2010, the approximate fair value of securities received related to resale agreements, securities borrowings and customer margin loans that may be sold or repledged by us was approximately $24.9 billion and $22.3 billion, respectively. At May 31, 2011 and November 30, 2010, a substantial portion of the securities received by us had been sold or repledged.
We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At May 31, 2011 and November 30, 2010, $52.0 million and $48.6 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
We engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, treat these as noncash transactions and do not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition.
Note 7. Securitization Activities and Variable Interest Entities
Securitization Activities
We engage in securitization activities related to mortgage loans and mortgage-backed and other asset-backed securities. In our securitization activities, we use special purpose entities (“SPEs”). Our securitization vehicles generally meet the criteria of variable interest entities; however we do not consolidate our securitization vehicles as we do not meet the characteristics of the primary beneficiary for these vehicles. See “Variable Interest Entities” in this footnote for further discussion on variable interest entities and our determination of the primary beneficiary.
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
Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition, and servicing rights over certain transferred assets (i.e., project loans), which are included within Other assets on the Consolidated Statements of Financial Condition. We apply fair value accounting to the securities and the servicing rights are amortized over the period of the estimated net servicing income. We have not provided financial or other support to these securitization vehicles during the six months ended May 31, 2011 and five months ended May 31, 2010. We have no explicit or

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at May 31, 2011 and November 30, 2010. Although not obligated, we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities.
During the three and six months ended May 31, 2011, we transferred assets of $4,508.7 million and $6,650.4 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $3,863.0 million and $5,498.4 million, respectively, beneficial interests of $671.9 million and $1,189.7 million, respectively, and recognized Net revenues of $19.8 million and $28.1 million, respectively. During the three and five months ended May 31, 2010, we transferred assets of $3,166.7 million and $5,257.1 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $2,684.1 million and $4,271.2 million, respectively, beneficial interests of $500.7 million and $1,036.9 million, respectively, servicing rights of $0.1 million and $0.1 million, respectively, and recognized Net revenues of $32.8 million and $51.4, million, respectively. These transfers were accounted for as sales of assets. Assets received in the form of securities issued in these transfers were initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 4, Financial Instruments.
The following tables present the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at May 31, 2011 and November 30, 2010 (in millions):

	Assets obtained		As of May 31, 2011
Securitization Type	as proceeds		Total Assets (4)	Assets Retained
Residential mortgage-backed securities	$1,114.9	(3)	$7,506.7	$653.5	(1)(2)
Commercial mortgage-backed securities	74.8	(3)	2,087.2	29.9	(1)(2)

(1)	At May 31, 2011, the securities issued in these securitizations are comprised of government agency-backed securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of June 24, 2011, we continue to hold approximately $509.3 million and $27.8 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Represents unpaid principal amount of assets in the securitization vehicles.

	Assets obtained		As of November 30, 2010
Securitization Type	as proceeds		Total Assets (6)	Assets Retained
Residential mortgage-backed securities	$2,203.1	(3)	$6,549.5	$684.7	(1)(2)
Commercial mortgage-backed securities	105.7	(3)	2,005.4	40.4	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At November 30, 2010, the securities issued in these securitizations are comprised of government agency-backed securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of June 24, 2011, we continue to hold approximately $87.7 million and $27.8 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Initial fair value of servicing rights received on transferred project loans.

(5)	Represents amortized servicing rights on transferred project loans.

(6)	Represents unpaid principal amount of assets in the securitization vehicles.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table presents cash flows received during the three and six months ended May 31, 2011 and three and five months ended May 31, 2010 related to securitization vehicles to which we have transferred assets and received sale accounting (in millions):

			Six Months	Five Months
	Three Months Ended (1)		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011 (1)	May 31, 2010 (1)
Residential mortgage-backed securities	$13.1	$8.6	$30.5	$12.7
Commercial mortgage-backed securities	—	0.2	2.0	0.7

(1)	Cash flows received on beneficial interests in securitization vehicles of project loans were de minimus for the three and six months ended May 31, 2011 and the three and five months ended May 31, 2010.
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
VIEs Where We Are The Primary Beneficiary
The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of May 31, 2011 and November 30, 2010 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	May 31, 2011			November 30, 2010
		Mortgage- and			Mortgage- and
		Asset-backed			Asset-backed
	High Yield	Securitizations	Other	High Yield	Securitizations	Other
Cash	$219.1	$—	$0.2	$202.6	$—	$—
Financial instruments owned	956.6	107.0	8.3	889.8	101.4	21.0
Securities borrowed	283.8	—	—	455.8	—	—
Receivable from brokers and dealers	177.9	—	—	195.5	—	—
Other	8.0	0.2	—	11.6	0.1	—

	$1,645.4	$107.2	$8.5	$1,755.3	$101.5	$21.0

Financial instruments sold, not yet purchased	$448.4	$—	$—	$602.6	$—	$—
Payable to brokers and dealers	174.2	—	—	157.1	—	—
Mandatorily redeemable interests (1)	1,047.9	—	—	1,047.9	—	—
Promissory note (2)	—	—	4.4	—	—	4.4
Secured financing (3)	—	107.0	—	—	101.4	—
Other	25.7	0.2	—	36.3	0.1	—

	$648.3	$107.2	$4.4	$1,843.9	$101.5	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $327.8 million and $315.9 million at May 31, 2011 and November 30, 2010, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Approximately $2.2 million and $15.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at May 31, 2011 and November 30, 2010, respectively.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
At May 31, 2011 and November 30, 2010, the carrying amount of our variable interests was $342.6 million and $328.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.
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
VIEs Where We Have a Variable Interest
We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the six months ended May 31, 2011 or eleven months ended November 30, 2010 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at May 31, 2011 and November 30, 2010.
We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following tables present the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss from these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at May 31, 2011 and November 30, 2010 (in millions):

	May 31, 2011
		Maximum exposure
		to loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,952.6	$50.1	(2)	$50.1
Mortgage- and asset-backed vehicles — Non-agency (1)	98,223.9	1,043.1	(2)	1,043.1
Mortgage- and asset-backed vehicles — Agency (1)	13,430.0	2,031.4	(2)	2,031.4
Asset management vehicle	1,385.0	3.4	(2)	3.4
Private equity vehicles	82.8	131.0		54.3

Total	$115,074.3	$3,259.0		$3,182.3

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at May 31, 2011.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

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
Collateralized Loan Obligations. We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The debt securities are accounted for at fair value and are included in Financial instruments owned at May 31, 2011 and November 30, 2010 on our Consolidated Statements of Financial Condition. The carrying amount of the debt securities was $13.4 million and $8.8 million at May 31, 2011 and November 30, 2010, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.
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
Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of May 31, 2011 and November 30, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method and included in Investments in managed funds on our Consolidated Statements of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”). As of May 31, 2011 and November 30, 2010, we funded approximately $10.9 million and $9.3 million, respectively, of our commitment. The USA Fund has assets consisting primarily of private equity and equity related investments. Our investment in the USA Fund is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $10.6 million and $9.1 million at May 31, 2011 and November 30, 2010, respectively. Our exposure to loss is limited to our equity commitment.
We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”). JEP IV has assets consisting primarily of private equity and equity related investments. Our variable interests in JEP IV consist of an equity investment and a loan commitment. Our equity investment in JEP IV is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $2.4 million and $1.8 million at May 31, 2011 and November 30, 2010, respectively. During the fourth quarter of 2010, we repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV in an aggregate principal amount of up to $54.0 million. As of May 31, 2011 and November 30, 2010, we funded approximately $41.3 million and $38.8 million, respectively, of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment.
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
On February 25, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million committed by each partner. With the incremental $250 million from each partner, the new total committed equity capitalization of JFIN is $1.0 billion. As of May 31, 2011, we have funded $107.5 million of our aggregate $500 million commitment, leaving $392.5 million unfunded. In addition, on February 25, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support the large loan underwritings by JFIN at an interest rate based on the rate of the related JFIN underwritten loan, scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. Our total commitment under the revolving line of credit, increased from $150 million at November 30, 2010 to $500 million during the first quarter of 2011. At May 31, 2011 and November 30, 2010, the amount funded under the revolving line of credit was $128.2 million and $-0-, respectively.
Our investment in JFIN is accounted for under the equity method of accounting and is included in Other investments in the Consolidated Statements of Financial Condition. Equity method gains and losses on JFIN are included in Other income in the Consolidated Statements of Earnings.
The following is a summary of selected financial information for JFIN as of May 31, 2011 and November 30, 2010 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	May 31,	November 30,
	2011	2010
Total assets	$1,138.2	$890.4
Total liabilities	754.1	566.4
Total equity	384.1	324.0
Our total equity balance	192.1	162.0
JFIN’s net earnings were $32.6 million and $22.6 million for the three months ended May 31, 2011 and 2010, respectively, and $59.0 million and $30.2 million for the six ended May 31, 2011 and the five months ended May 31, 2010, respectively.
During the six months ended May 31, 2011, we purchased participation certificates in loans originated by JFIN of $477.2 million, which were subsequently redeemed in full during the same period.
We engage in debt capital markets transactions with JFIN related to the originations of loans by JFIN. In connection with such transactions, we earned fees of $16.8 million and $9.1 million during the three months ended May 31, 2011 and 2010, respectively, and $35.4 million and $11.0 million during the six months ended May 31, 2011 and the five months ended May 31, 2010, respectively. In addition, in relation to these transactions we also paid fees to JFIN of $4.5 million and $4.6 million during the three months ended May 31, 2011 and 2010, respectively, and $6.3 million and $10.5 million during the six months ended May 31, 2011 and the five months ended May 31, 2010, respectively.
Note 9. Acquisitions
Goodwill
All goodwill is assigned to our capital markets segment and is expected to be deductible for income tax purposes. The following is a summary of goodwill activity for the six months ended May 31, 2011 (in thousands):

Six Months
Ended
May 31, 2011
Balance, at beginning of period	$364,964
Add: Contingent consideration	825
Add: Translation adjustments	1,342

Balance, at end of period	$367,131

Acquisitions of LongAcre Partners, Helix Associates, and Randall & Dewey executed in prior years, each contained a five-year contingency for additional consideration to the selling owners, based on future revenues. This additional consideration was paid annually. There was no contractual dollar limit to the potential of additional consideration except for LongAcre Partners which is a fixed sum. The last period for additional contingent consideration based upon revenue performance has expired. We made no payments related to contingent consideration during the six months ended May 31, 2011. Contingent consideration recorded during the six months ended May 31, 2011 relates to the lapse of certain conditions as specified in the purchase agreements associated with these historical acquisitions.
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our annual test of goodwill impairment as of June 1, 2011. No impairment was identified.
Mortgage Servicing Rights
We hold servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $0.9 million and $1.8 million during the three and six months ended May 31, 2011, respectively, and $1.0 million and $1.7 million during the three and five months ended May 31, 2010, respectively.
The following presents the activity in the balance of these servicing rights for the six months ended May 31, 2011 and eleven months ended November 30, 2010 (in thousands):

	Six Months	Eleven Months
	Ended	Ended
	May 31, 2011	November 30, 2010
Balance, beginning of period	$8,263	$8,500
Add: Acquisition	68	87
Less: Amortization	(185)	(324)

Balance, end of period	$8,146	$8,263

We estimate the fair value of these servicing rights was $16.1 million and $16.1 million at May 31, 2011 and November 30, 2010, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.
Pending Acquisitions
On April 7, 2011, we entered into a definitive agreement to acquire Prudential Bache’s Global Commodities Group from Prudential Financial, Inc. The primary entities to be acquired include Prudential Bache Commodities, LLC (a U.S. broker-dealer and futures commission merchant), Prudential Bache Securities, LLC (a U.S. broker-dealer), Prudential Bache Financial Securities, Inc., Bache Commodities Limited (a U.K. broker-dealer) and Bache Commodities (Hong Kong) Limited (a Hong Kong broker-dealer). We anticipate closing the acquisition on July 1, 2011; and at such time, the entities will be wholly-owned or indirectly wholly-owned subsidiaries of Jefferies Group, Inc. We will account for the acquisition using the purchase method of accounting on July 1, 2011 and our third quarter 2011 results of operations will include the operations of the acquired entities for the period from July 1, 2011 to August 31, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 10. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance securities owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of May 31, 2011 and November 30, 2010. Average daily bank loans for the six months ended May 31, 2011 and the eleven months ended November 30, 2010 were $21.5 million and $23.8 million, respectively.
Note 11. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at May 31, 2011 and November 30, 2010 (in thousands):

	May 31,	November 30,
	2011	2010
7.75% Senior Notes, due 2012 (effective interest rate of 8.08%) (1)	$305,483	$305,969
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	249,171	249,048
3.875% Senior Note, due 2015 (effective interest rate of 3.92%)	499,092	499,000
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	348,949	348,854
5.125% Senior Notes, due 2018 (effective interest rate of 5.18%)	797,259	—
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	708,164	708,529
6.875% Senior Note, due 2021 (effective interest rate of 6.99%)	545,660	545,510
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,603	346,544
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	286,123	282,577
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,711	492,650

	$4,579,215	$3,778,681

(1)	Our 7.75% Senior Notes, due in 2012, are payable in March 2012.
On April 8, 2011, we issued 5.125% Senior Notes, due in 2018, with a principal amount of $800.0 million and received proceeds of $794.6 million. On November 2, 2010, we issued 3.875% Senior Notes, due in 2015, with a principal amount of $500.0 million and received proceeds of $497.7 million. On June 24, 2010 and July 15, 2010, we issued 6.875% Senior Notes, due in 2021, with a principal amount of $400.0 million and $150.0 million, respectively, and received proceeds of $394.2 million and $148.7 million, respectively.
We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture currently convertible into 25.9804 shares of our common stock (equivalent to a conversion price of approximately $38.49 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

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
Note 12. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, MassMutual purchased $125.0 million of our Series A convertible preferred stock in a private placement. Our Series A convertible preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 and will mature in 2036. As of May 31, 2011, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A convertible preferred stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A convertible preferred stock is considered “equity” for tax purposes.
Note 13. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interests
Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at May 31, 2011 and November 30, 2010 (in thousands):

	May 31, 2011	November 30, 2010
JSOP	$290,777	$282,469
JESOP	33,733	32,645
Other (1)	6,583	17,862

Noncontrolling interests	$331,093	$332,976

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.
Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three and six months ended May 31, 2011 and three and five months ended May 31, 2010, respectively, because all other comprehensive income or loss is attributed to us.
Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $327.8 million and $315.9 million at May 31, 2011 and November 30, 2010, respectively.
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
The following summarizes the net periodic pension cost for the three months ended May 31, 2011 and 2010 and the six and five months ended May 31, 2011 and 2010, respectively (in thousands):

			Six Months	Five Months
	Three Months Ended		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net pension cost included the following components:
Service cost (1)	$38	$50	$88	$83
Interest cost on projected benefit obligation	593	616	1,183	1,027
Expected return on plan assets	(642)	(656)	(1,289)	(1,093)
Net loss amortization	231	176	447	293

Net periodic pension cost	$220	$186	$429	$310

(1)	Service cost relates to administrative expenses incurred during the periods.
We did not contribute to our pension plan during the six months ended May 31, 2011; however, we anticipate contributing approximately $2.0 million during the remainder of the fiscal year.
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
Total compensation cost related to share-based compensation plans amounted to $52.5 million and $43.7 million for the three months ended May 31, 2011 and May 31, 2010, respectively, and $111.0 million and $59.5 million for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively. The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $0.1 million and $0.3 million during the three months ended May 31, 2011 and May 31, 2010, respectively, and $32.4 million and $2.6 million during the six months ended May 31, 2011 and five months ended May 31, 2010, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
activities; accordingly, we reflected the excess tax benefit of $34.0 million and $2.0 million related to share-based compensation in cash flows from financing activities for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively. Effective for the year ended November 30, 2010, we changed our tax year end to coincide with the recent change in our fiscal year end. As a result of this change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, approximately $20.9 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010; including $15.4 million of net tax benefit related to share-based compensation initially recorded to additional paid-in capital in the three months ended March 31, 2010 and reversed upon our change in fiscal year end in the second quarter 2010. Additionally, we expect to recognize a net tax benefit of $28.5 million related to share-based compensation awards that vested during January through May 2011 in additional paid-in capital during the three month period ending February 29, 2012.
As of May 31, 2011, we had $181.3 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.4 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and six months ended May 31, 2011 and three and five months ended May 31, 2010:
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
We grant restricted stock and restricted stock units as part of year-end compensation. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $32.4 million and $34.1 million for the three months ended May 31, 2011 and May 31, 2010, respectively, and $75.0 million and $43.0 million for the

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
six months ended May 31, 2011 and five months ended May 31, 2010, respectively, related to restricted stock and restricted stock units expected to be granted as part of our year-end compensation.
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
The total compensation cost associated with restricted stock and restricted stock units amounted to $51.5 million and $42.8 million for the three months ended May 31, 2011 and May 31, 2010, respectively, and $109.5 million and $58.5 million for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively. Total compensation cost includes estimated year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
The following table details the activity of restricted stock:

		Weighted
	Six Months Ended	Average Grant
	May 31, 2011	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of period	4,918	$22.82
Grants (1)	1,682	$24.37
Forfeited	(28)	$23.40
Fulfillment of service requirement (1)	(1,004)	$22.37

Balance, end of period (2)	5,568	$23.37

(1)	Includes approximately 442,000 shares of restricted stock granted with no future service requirements during the six months ended May 31, 2011. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $23.54.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

			Weighted
	Six Months Ended		Average Grant
	May 31, 2011		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of period	3,998	24,730	$24.04	$14.74
Grants	1,248	182 (1)	$21.45	$23.24
Distribution of underlying shares	—	(4,406)	$—	$16.15
Forfeited	(7)	(179)	$18.44	$19.96
Fulfillment of service requirement	(284)	284	$20.02	$20.02

Balance, end of period	4,955	20,611	$23.63	$14.54

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(1)	Includes approximately 165,000 dividend equivalents declared on restricted stock units during the six months ended May 31, 2011. The weighted average grant date fair value of these dividend equivalents was approximately $23.24.
The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the six months ended May 31, 2011 and five months ended May 31, 2010 was $21.0 million and $5.8 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $10.8 million and $0.4 million during the six months ended May 31, 2011 and five months ended May 31, 2010, respectively.
Stock Options
The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the six months ended May 31, 2011 is presented below (amounts in thousands, except per share data):

	Six Months Ended
	May 31, 2011
		Weighted
		Average
(Shares in 000s)	Options	Exercise Price
Outstanding at beginning of period	26	$9.89
Exercised	(6)	$8.03

Outstanding at end of period	20	$10.48

Options exercisable at end of period	20	$10.48
The total intrinsic value of stock options exercised during the six months ended May 31, 2011 and five months ended May 31, 2010 was $88,000 and $449,000, respectively. Cash received from the exercise of stock options during the six months ended May 31, 2011 and five months ended May 31, 2010 totaled $51,000 and $108,000, respectively. During the six months ended May 31, 2011, we realized a tax benefit of $181,000 related to stock option exercises that occurred during the eleven months ended November 30, 2010; including $99,000 of tax benefits related to stock options exercises initially recorded to additional paid-in capital during the three months ended March 31, 2010 and reversed upon our change in fiscal year end in the second quarter 2010 (see above for discussion on the timing of certain deductions as a result of our change in year-end). We did not realize a tax benefit related to stock options exercised during the six months ended May 31, 2011, and expect to realize a tax benefit of $36,000 related to these exercises during the first quarter 2012. There was no tax benefit related to stock options realized during the five months ended May 31, 2010.
The table below provides additional information related to stock options outstanding at May 31, 2011:
Dollars and shares in thousands, except per share data

	Outstanding,
	Net of Expected	Options
May 31, 2011	Forfeitures	Exercisable
Number of options	20	20
Weighted-average exercise price	$10.48	$10.48
Aggregate intrinsic value	$228	$228
Weighted-average remaining contractual term, in years	0.98	0.98
At May 31, 2011, tax benefits expected to be recognized in equity upon exercise of vested options are approximately $93,000.

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
Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statement of Earnings, was $823,000 and $867,000 for the three months ended May 31, 2011 and May 31, 2010, respectively, and $1,318,000 and $899,000 for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively.
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
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $158,000 and $67,000 for the three months ended May 31, 2011 and May 31, 2010, respectively, and $199,000 and $67,000 for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively. As of May 31, 2011, there were approximately 2,317,000 shares issuable under the DCP Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three and six months ended May 31, 2011 and three and five months ended March 31, 2010.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.2 million and $1.0 million for the three months ended May 31, 2011 and May 31, 2010, respectively, and $4.4 million and $3.5 million for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively,
Deferred Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to four years. We amortize these awards to compensation expense over the relevant service period. At May 31, 2011 and November 30, 2010, the remaining unamortized amount of these awards was $234.7 million and $104.1 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 16. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three and six months ended May 31, 2011 and the three and five months ended May 31, 2010 (in thousands, except per share amounts):

			Six Months	Five Months
	Three Months Ended		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Earnings for basic earnings per common share:
Net earnings	$84,700	$87,491	$186,745	$120,191
Net earnings to noncontrolling interests	4,084	3,665	18,788	3,994

Net earnings to common shareholders	80,616	83,826	167,957	116,197
Less: Allocation of earnings to participating securities (1)	3,756	2,842	7,672	3,682

Net earnings available to common shareholders	$76,860	$80,984	$160,285	$112,515

Earnings for diluted earnings per common share:
Net earnings	$84,700	$87,491	$186,745	$120,191
Net earnings to noncontrolling interests	4,084	3,665	18,788	3,994

Net earnings to common shareholders	80,616	83,826	167,957	116,197
Add: Convertible preferred stock dividends	1,016	1,016	2,031	1,693
Less: Allocation of earnings to participating securities (1)	3,748	2,830	7,646	3,681

Net earnings available to common shareholders	$77,884	$82,012	$162,342	$114,209

Shares:
Average common shares used in basic computation	210,751	196,944	205,054	197,759
Stock options	11	15	11	17
Mandatorily redeemable convertible preferred stock	4,108	4,105	4,107	4,105
Convertible debt	—	—	—	—

Average common shares used in diluted computation	214,870	201,064	209,172	201,881

Earnings per common share:
Basic	$0.36	$0.41	$0.78	$0.57
Diluted	$0.36	$0.41	$0.78	$0.57

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 10,260,000 and 6,780,000 for the three months ended May 31, 2011 and 2010, respectively, and 9,808,000 and 6,270,000 for the six months ended May 31, 2011 and five months ended May 31, 2010, respectively. Dividends declared on participating securities during the three and six months ended May 31, 2011 amounted to approximately $794,000 and $1,480,000, respectively, and $568,000 and $1,062,000 for the three and five months ended May 31, 2010, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.
Dividends per Common Share (declared):

	1st Quarter	2nd Quarter
2011	$0.075	$0.075
2010	$0.075	$0.075
On June 20, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on August 15, 2011 to stockholders of record as of July 15, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 17. Income Taxes
As of May 31, 2011 and November 30, 2010, we had approximately $68.4 million and $52.9 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $44.4 million and $34.3 million (net of federal benefit of state taxes) at May 31, 2011 and November 30, 2010, respectively.
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
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other expenses in the Consolidated Statement of Earnings. As of May 31, 2011 and November 30, 2010, we have accrued interest related to unrecognized tax benefits of approximately $8.9 million and $6.4 million, respectively. No material penalties were required to be accrued at May 31, 2011 and November 30, 2010.
Note 18. Commitments, Contingencies and Guarantees
The following table summarizes our commitments and guarantees at May 31, 2011 (in millions):

	Expected Maturity Date

			2013	2015	2017	Notional/
			and	and	and	Maximum
	2011	2012	2014	2016	Later	Payout
Equity commitments	$0.5	$0.2	$8.9	$2.9	$711.0	$723.5
Loan commitments	—	11.6	70.1	39.5	371.9	493.1
Mortgage-related commitments	867.2	—	676.6	—	—	1,543.8
Forward starting repos	177.9	—	—	—	—	177.9
Derivative contracts:
Derivative contracts — non credit related	33,638.1	11,674.2	21.3	—	—	45,333.6
Derivative contracts — credit related	—	—	—	56.0	139.8	195.8

Total derivative contracts	33,638.1	11,674.2	21.3	56.0	139.8	45,529.4

	$34,683.7	$11,686.0	$776.9	$98.4	$1,222.7	$48,467.7

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives (in millions):

	External Credit Rating
				Below		Notional/
	AAA/			Investment		Maximum
	Aaa	AA/Aa	BBB/Baa	Grade	Unrated	Payout
Loan commitments	$—	$—	$11.6	$50.0	$431.5	$493.1

Derivative contracts — credit related:
Single name credit default swaps	—	—	10.0	5.0	—	15.0
Index credit default swaps	55.0	10.0	—	—	115.8	180.8

Total derivative contracts — credit related	55.0	10.0	10.0	5.0	115.8	195.8

Total credit related commitments	$55.0	$10.0	$21.6	$55.0	$547.3	$688.9

The table below shows our credit exposure from our lending commitments, including funded amounts, as of May 31, 2011. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):
Corporate Lending Commitments and Funded Loans at May 31, 2011

				Total	Corporate	Corporate
				Corporate	Lending	Lending
	0 – 12	1 – 5	Greater Than	Lending	Exposure at	Commitments
Credit Ratings	Months	Years	5 Years	Exposure (1)	Fair Value (2)	(3)
BBB	$12.6	$—	$—	$12.6	$1.0	$11.6
Non-investment grade	—	54.4	—	54.4	4.4	50.0
Unrated	50.9	644.3	0.8	696.0	264.5	431.5

Total	$63.5	$698.7	$0.8	$763.0	$269.9	$493.1

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $270.3 million of funded loans included in Financial instruments owned — Loans and $(0.4) million of lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of May 31, 2011.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form JFIN, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. The total committed equity capitalization by the partners to JFIN was $500 million as of November 30, 2010. On February 25, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million from each partner. As a result, the new total committed equity capitalization to JFIN is $1 billion as of May 31, 2011. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. As of May 31, 2011, we have funded $107.5 million of our aggregate $500 million commitment leaving $392.5 million unfunded.
As of May 31, 2011, we have an aggregate commitment to invest additional equity of approximately $7.0 million in Jefferies Capital Partners IV L.P. and its related parallel fund, and an aggregate commitment to invest an additional $72.6 million in Jefferies Capital Partners V L.P. and its related parallel funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
On February 23, 2011, we entered an agreement with the Government of Singapore Investment Corporation (“GIC”) and LoanCore LLC to form Jefferies LoanCore LLC, a new joint venture commercial real estate finance company with $600 million in initial equity commitments. Jefferies LoanCore LLC will originate commercial real estate debt. As of May 31, 2011, we have funded $45.9 million of our aggregate $291 million commitment leaving $245.1 million unfunded.
As of May 31, 2011, we had other equity commitments to invest up to $6.3 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of May 31, 2011, we had $108.6 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives in the Consolidated Statement of Financial Condition was $(0.4) million and $0.1 million at May 31, 2011 and November 30, 2010, respectively.
On February 25, 2011, we entered into a $1.0 billion secured revolving credit facility with JFIN to be funded equally by us and MassMutual to support large loan underwritings by JFIN. As a result, our total commitment under the revolving line of credit increased from $150 million at November 30, 2010 to $500 million at February 28, 2011. As of May 31, 2011, we have funded $128.2 million of the aggregate principal balance and $371.8 million of our commitment remained unfunded.
We entered into a credit agreement with Jefferies Employee Partners IV, LLC, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $54.0 million. As of May 31, 2011, we funded approximately $41.3 million of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition and $12.7 million of our commitment remained unfunded.
Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded as derivatives in the Consolidated Statement of Financial Condition was $4.7 million at May 31, 2011.
Forward Starting Repos. We enter into commitments to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government, agency and municipal securities.
Derivative Contracts. We disclose certain derivative contracts meeting the definition of a guarantee under GAAP. Such derivative contracts include credit default swaps and written equity put options. At May 31, 2011, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $45,529.4 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At May 31, 2011, the fair value of such derivative contracts approximated $(93.8) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.
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
As of May 31, 2011, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

		Excess Net
	Net Capital	Capital
Jefferies	$738,990	$638,237
Jefferies Execution	$14,555	$14,305
Jefferies High Yield Trading	$536,674	$536,424
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
Our net revenues, expenses, and total assets by segment are summarized below for the three and six months ended May 31, 2011, respectively, and three and five months ended March 31, 2010, respectively (in millions):

	Capital	Asset
	Markets	Management	Total
Three months ended May 31, 2011
Net revenues	$716.7	$10.5	$727.2

Expenses	$582.4	$9.9	$592.3

Six months ended May 31, 2011
Net revenues	$1,451.1	$34.4	$1,485.5

Expenses	$1,152.4	$18.9	$1,171.3

Segment assets	$40,865.7	$100.8	$40,966.5

Three months ended May 31, 2010
Net revenues	$653.6	$13.9	$667.5

Expenses	$510.7	$11.1	$521.8

Five months ended May 31, 2010
Net revenues	$984.2	$11.0	$995.2

Expenses	$780.3	$15.8	$796.1

Segment assets	$33,014.7	$130.0	$33,144.7

Net Revenues by Geographic Region
Net revenues are recorded in the geographic region in which the senior coverage banker is located in the case of investment banking or where the position was risk-managed within Capital Markets or the location of the investment advisor in the case of Asset Management. The following table presents Net revenues by geographic region for the three and six months ended May 31, 2011 and the three and five months ended May 31, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

			Six Months	Five Months
	Three Months Ended		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Americas (1)	$584,494	$590,199	$1,238,390	$866,083
Europe (2)	125,660	76,370	235,885	129,549
Asia (including Middle East)	17,011	967	11,273	(462)

Net Revenues	$727,165	$667,536	$1,485,548	$995,170

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Note 21. Related Party Transactions
We have committed to invest an aggregate of up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”). Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in The USA Fund, a parallel fund within Fund V. As of May 31, 2011 and November 30, 2010, we have funded approximately $10.9 million and $9.3 million, respectively, of our commitment to The USA Fund. On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Jefferies Capital Partners V L.P. As of May 31, 2011 and November 30, 2010, we have funded approximately $1.5 million and $1.2 million, respectively, of this commitment.
At May 31, 2011, we have commitments to purchase $140.0 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
At May 31, 2011 and November 30, 2010, we had $68.0 million and $76.5 million, respectively, of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition.
In February 2011, we entered into a joint venture with the Government of Singapore Investment Corporation and formed Jefferies LoanCore LLC, a commercial real estate finance company. Total initial equity commitments to Jefferies LoanCore LLC approximate $600 million, with our commitment comprising $291 million of the total commitment. As of May 31, 2011, we have funded approximately $45.9 million of our equity commitment.

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
Consolidated Results of Operations
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. As such, the current period represents the three and six months ended May 31, 2011 and has been reported on the basis of the new fiscal year. Our prior year periods consist of the three and five months ended May 31, 2010 and are reported on the basis of the previous calendar year cycle.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table provides an overview of our consolidated results of operations:

			Six Months	Five Months
(Dollars in thousands, except for per share	Three Months Ended		Ended	Ended
amounts)	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net revenues, less mandatorily redeemable preferred interest	$722,750	$665,518	$1,464,694	$992,657
Non-interest expenses	592,266	521,838	1,171,279	796,063
Earnings before income taxes	130,484	143,680	293,415	196,594
Income tax expense	45,784	56,189	106,670	76,403
Net earnings	84,700	87,491	186,745	120,191
Net earnings to noncontrolling interests	4,084	3,665	18,788	3,994
Net earnings to common shareholders	80,616	83,826	167,957	116,197
Earnings per diluted common share	$0.36	$0.41	$0.78	$0.57

Effective tax rate	35%	39%	36%	39%
Immaterial Restatements
As indicated in our Transition Report on Form 10-K for the eleven months ended November 30, 2010, we made correcting adjustments to our financial statements for the three and five months ended May 31, 2010 relating to the netting of interest income and interest expense, differences with our former clearing bank, and certain other immaterial adjustments. We do not believe that these adjustments are material to our financial statements for the three and five months ended May 31, 2010. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, in our Consolidated Financial Statements.
Pending Acquisition
On April 7, 2011, we entered into a definitive agreement to acquire Prudential Bache’s Global Commodities Group (“Bache”) from Prudential Financial, Inc. We anticipate closing the acquisition on July 1, 2011 and will account for the acquisition using the purchase method of accounting on July 1, 2011. Our results of operations and other financial information included within this quarterly report on Form 10-Q do not include the impact of the pending acquisition. Our results of operations that will be presented in future filings will include the operations of the acquired businesses for the periods beginning on July 1, 2011 and forward.
Executive Summary
Net revenues, less mandatorily redeemable preferred interest, for the three months ended May 31, 2011 increased 9% to $722.8 million as compared to $665.5 million for the three months ended March 31, 2010 primarily due to record investment banking results. For the six months ended May 31, 2011, net revenues, less mandatorily redeemable preferred interest, were $1,464.7 million as compared to $992.7 million for the five month period ended May 31, 2010. The increase in revenues for the six month period ended May 31, 2011 as compared to the five month period ended May 31, 2010 was driven by increased results across all of our businesses.
Non-interest expenses of $592.3 million for the three months ended May 31, 2011 reflected a 13% increase over the comparable 2010 period primarily attributable to increased compensation and benefits costs consistent with our increased revenue as well as due to additional costs across other expense areas commensurate with our expanding business growth. Non-interest expenses also include $9.4 million in costs associated with the planned acquisition of Bache and charitable contributions for Japan earthquake relief. Non-interest expenses were $1,171.3 million for the six months ended May 31, 2011 as compared to $796.1 million for the five months ended May 31, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Compensation costs for the six months ended May 31, 2011 were 59% of net revenues as compared to 57% for the five months ended March 31, 2010.
The effective tax rate was 35% for three months ended May 31, 2011 and 36% for the six months ended May 31, 2011 as compared to an effective tax rate of 39% for the three and five months ended May 31, 2010, respectively. The decrease in our effective tax rate for the 2011 periods as compared to the 2010 periods was primarily attributable to differences in the mix of taxable profits by business line and region.
At May 31, 2011, we had 3,222 employees globally, compared to 2,821 at May 31, 2010.
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
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective sales and trading activities, which is a function of the mix of each business’ associated assets and liabilities and the related funding costs. Prior to the first quarter of 2011, we presented revenues attributed from our convertibles business in Fixed Income Net revenues within our “Revenues by Source” statement. Revenues attributed from our convertibles business as of the first quarter of 2011 are presented within Equities Net revenues. Reclassifications have been made to our previous presentation of “Revenues by Source” for the three and five months ended May 31, 2010 to conform to the current presentation.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the three months ended May 31, 2011 and 2010 and the six and five months ended May 31, 2011 and May 31, 2010, respectively:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	May 31, 2011		May 31, 2010
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$165,076	23%	$179,504	27%
Fixed income	223,121	30	218,145	33

Total sales and trading	388,197	53	397,649	60

Equity	52,039	7	73,677	11
Debt	131,806	18	109,766	16

Capital markets	183,845	25	183,443	27
Advisory	144,576	20	72,515	11

Investment banking	328,421	45	255,958	38

Asset management fees and investment income from managed funds:
Asset management fees	5,019	1	7,165	1
Investment income from managed funds	5,528	1	6,764	1

Total	10,547	2	13,929	2

Net revenues	727,165	100%	667,536	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	4,415		2,018

Net revenues, less mandatorily redeemable preferred interest	$722,750		$665,518

	Six Months Ended		Five Months Ended
	May 31, 2011		May 31, 2010
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$342,434	23%	$292,421	29%
Fixed income	541,219	36	339,474	34

Total Sales and Trading	883,653	59	631,895	64

Equity	101,723	7	83,137	8
Debt	194,773	13	158,799	16

Capital markets	296,496	20	241,936	24
Advisory	270,984	18	110,321	11

Investment banking	567,480	38	352,257	35

Asset management fees and investment income from managed funds:
Asset management fees	21,136	1	6,441	1
Investment income from managed funds	13,279	1	4,577	—

Total	34,415	2	11,018	1

Net revenues	1,485,548	100%	995,170	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	20,854		2,513

Net revenues, less mandatorily redeemable preferred interest	$1,464,694		$992,657

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before mandatorily redeemable preferred interest, for the three months ended May 31, 2011 were $727.2 million, an increase of 9%, as compared to net revenues of $667.5 million for the second quarter of 2010. The increase was primarily due to strong revenue contributions from investment banking of $328.4 million, a 28% increase over the comparable prior quarter, and a modest increase in fixed income revenue over the second quarter of 2010 partially offset by a decline in equities revenue.
Net revenues, before interest on mandatorily redeemable preferred interests, for the six months ended May 31, 2011 were $1,485.5 million, an increase of 49%, as compared to net revenues of $995.2 million for the five months ended May 31, 2010. The increase in net revenues is attributed to strong revenues across all the businesses for the six months ended May 31, 2011 as compared to the five months ended May 31, 2010. Net revenues from our investment banking activities were a record for the six month period ended May 31, 2011. Sales and trading revenues were $883.7 million for the six months ended May 31, 2011 as compared to sales and trading revenues of $631.9 million generated over a five month period for the 2010 comparable reported results, reflective of relatively consistent equities sales and trading revenues on a basis of the number of trading days in the periods presented and enhanced fixed income sales and trading revenues over the relative periods.
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.
The following reflects the number of trading days in the respective operational periods:

Three Months Ended	Three Months Ended	Six Months Ended	Five Months Ended
May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
64 days	64 days	125 days	102 days
Equities Revenue
Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equity securities, correspondent clearing, convertible securities, prime brokerage services, equity derivatives, electronic trading and execution product revenues and alternative investment revenues. Equity revenues also include revenue from our investment in the JFIN joint venture which is accounted for under the equity method and revenues from the JFIN joint venture are included in Other income on our Consolidated Statements of Earnings.
Total equities revenue was $165.1 million and $179.5 million for the three months ended May 31, 2011 and May 31, 2010, respectively. The 2011 quarter revenues represent a decline of 8% from the second quarter of 2010, driven by reduced block trading opportunities and lower U.S. equities commissions as compared to the second quarter of 2010. This decline is offset by improved results in European equities, electronic trading and securities lending, and the strong performance of certain quantitative strategies during the three months ended May 31, 2011. Declines in customer flow volumes given reduced market volatility in the 2011 period as compared to 2010, which impacted the revenue generation from our sales and trading businesses, was offset by enhanced revenue contributions from our expanding European and Asian equities platforms and prime brokerage platform.
Total equities revenue was $342.4 million and $292.4 million for the six months ended May 31, 2011 and the five months ended May 31, 2010. Equity market conditions during the six month period ended May 31, 2011 were mainly characterized by lower stock market volumes and a reduction in equity market volatility. This is compared with market conditions for the six months ended May 31, 2010, of uneven equity prices and higher stock market volumes. Equities net revenue for the six months ended May 31, 2011 was characterized by relatively consistent equities sales and trading revenues from our cash equities business on the relative basis of the number of trading days in the 2011 period as compared to the five months ended May 31, 2010. The six months ended May 31, 2011 also reflect the strong performance of certain quantitative strategies and reduced block trading opportunities as contrasted to the comparable 2010 five month period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Fixed Income Revenue
Fixed income revenue primarily includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans and commodities trading activities.
Fixed income revenue was $223.1 million for the second quarter of 2011, up 2% from revenue of $218.1 million for the second quarter of 2010. Fixed income revenue for the second quarter of 2011 reflects market volatility in certain fixed income sectors given economic uncertainty in various world markets, the widening of mortgage spreads, increasing illiquidity for certain mortgage-backed securities and generally muted secondary trading activity. The increase in revenue for the 2011 period as compared to the 2010 period is largely attributable to increased revenues from our governments and agencies and municipal securities businesses and revenues from certain principal transaction trading opportunities, partially offset by declines in revenues from our emerging markets, mortgage-backed securities and commodities trading activities. Revenues in our governments and agencies business benefited from strong customer flow and U.S. treasury auction flow and our European government bond trading business benefited from the market volatility created by the European sovereign debt crisis. Revenues from our emerging markets business were negatively impacted by reduced volumes and market declines caused by certain country specific events. Mortgage-backed securities revenues were impacted by regulatory uncertainty and reduced demand for certain mortgage products. Revenue for the three months ended May 31, 2010 also includes gains from commodities trading opportunities.
Fixed income revenue was $541.2 million for the six months ended May 31, 2011, up 59% as compared to revenue of $339.5 million for the five months ended May 31, 2010. The increase in revenue for the first six months of 2011 reflects the continued growth of our fixed income platform, with stronger performance from our government and agency, mortgage- and asset-backed, municipal, high yield and commodity trading activities.
Our government and agency sales and trading revenues for the six months ended May 31, 2011 increased significantly compared to the comparable five month 2010 period due to increased customer flow from ample liquidity and to a lesser extent inventory appreciation as spreads tightened. Revenues from our mortgage- and asset backed securities business was significantly higher due to strong customer flow, particularly in the earlier part of the period, and growth in our European platform. Municipal securities revenue increased significantly, benefiting from the recent strengthening of our trading effort and new products offered. High Yield revenues significantly increased due to robust customer flow, the strong market rally and, to a lesser extent, appreciation in strategic positions. Bank loan trading revenues also increased significantly primarily due to the continued build-out of the platform and the absence of losses on credit hedges that occurred in the first two quarters of 2010. Additionally, commodities revenues improved for the 2011 period versus the 2010 period as a result of wider energy and agriculture spreads.
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 53% of such results for the three and six months ended May 31, 2011 and 66% for the three and five months ended May 31, 2010, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.
Investment Banking Revenue
We provide a full range of capital markets and financial advisory services to our clients across nearly all industry sectors in both the U.S. and various international markets. Capital markets revenue includes underwriting and placement revenue related to debt, equity and convertible financing services. Advisory revenue is generated from our advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenue (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

				Six Months	Five Months
	Three Months Ended			Ended	Ended
(in thousands)	May 31, 2011	May 31, 2010	% Change	May 31, 2011	May 31, 2010	% Change
Equity	$52,039	$73,677	-29%	$101,723	$83,137	22%
Debt	131,806	109,766	20%	194,773	158,799	23%

Capital markets	183,845	183,443	0%	296,496	241,936	23%
Advisory	144,576	72,515	99%	270,984	110,321	146%

Total	$328,421	$255,958	28%	$567,480	$352,257	61%

Investment banking revenues were a record $328.4 million for the three months ended May 31, 2011 compared to revenues of $256.0 million for the three months ended May 31, 2010, a 28% increase. Capital markets origination efforts produced revenue of $183.8 million for the three months ended May 31, 2011, compared to $183.4 million for the three months ended May 31, 2010 and reflects the particularly strong environment for debt issuances given the attractive financing rates available in the market throughout the 2011 second quarter. Revenue from our advisory business of $144.6 million for the three months ended May 31, 2011 nearly doubled as compared to the three months ended May 31, 2010 revenue of $72.5 million and is reflective of our increasing prominence in mergers and acquisitions advisory work.
Our capital markets business produced revenue of $296.5 million for the six months ended May 31, 2011, compared to $241.9 million for the six months ended May 31, 2010, reflective of the improved market environment for debt and equity underwritings. Revenue from our advisory business of $271.0 million for the six months ended May 31, 2010 increased as compared to the five months ended May 30, 2010 revenue of $110.3 million, reflective of the overall strengthened market for mergers and acquisitions activity and the improved market outlook.
Asset Management Fees and Investment Income from Managed Funds
Asset management revenues include revenues from management, administrative and performance fees from funds and accounts managed by us, revenues from asset management and performance fees from related party managed funds and investment income from our investments in these funds. The following summarizes revenue from asset management fees and investment income for the three months ended May 31, 2011 and May 30, 2010 and the six and five months ended May 31, 2011 and May 31, 2010, respectively (in thousands):

			Six Months	Five Months
	Three Months Ended		Ended	Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Asset management fees:
Fixed Income	$996	$1,050	$1,737	$1,587
Equities	2,188	1,651	4,036	1,927
Convertibles	(1,434)	2,576	9,392	475
Commodities	3,269	1,888	5,971	2,452

	5,019	7,165	21,136	6,441

Investment income from managed funds (1)	5,528	6,764	13,279	4,577

Total	$10,547	$13,929	$34,415	$11,018

(1)	Of the total investment income from managed funds, approximately $-0- and $-0- is attributed to noncontrolling interest holders for the three months ended May 31, 2011 and May 31, 2010, respectively, and approximately $-0- and $(0.2) million is attributed to noncontrolling interest holders for the six months ended May 31, 2011 and the five months ended May 31, 2010, respectively.
Asset management fees declined to $5.0 million for the three months ended May 31, 2011 as compared to asset management fees of $7.2 million for the three months ended May 31, 2010, primarily due to reduced incentive fees

JEFFERIES GROUP, INC. AND SUBSIDIARIES
from our global convertible securities asset management effort (our global convertible bond fund), partially offset by the growth and performance in our commodities asset management group. Investment income from managed funds totaled $5.5 million for the three months ended May 31, 2011 as compared to $6.8 million for the three months ended May 31, 2010.
Asset management fees increased to $21.1 million for the six months ended May 31, 2011 as compared to asset management fees of $6.4 million for the five months ended May 31, 2010, primarily as a result of growth and the performance of our global convertible securities asset management effort and to a lesser extent strong performance of our commodities asset management group. Investment income from managed funds totaled $13.3 million for the six months ended May 31, 2011 as compared to $4.6 million for the five months ended May 31, 2010 primarily due to improved asset appreciation of our private equity investment in Jefferies Capital Partners IV L.P.
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	May 31, 2011	May 31, 2010
Assets under management (1)(3):
Equities	$119	$80
Convertibles	2,445	1,645
Commodities	127	—

	2,691	1,725

Assets under management by related parties (2):
Private equity (4)	624	600

	624	600

Total	$3,315	$2,325

(1)	Assets under management include assets actively managed by us including hedge funds and managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Related party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management and/or incentive fees.

(3)	Assets under management are based on the fair value of the assets.

(4)	Assets under management represent either the capital commitment to a fund or carrying value of a fund depending on how management fees are calculated as governed by the partnership or management agreement.
Change in Assets under Management

				Six Months	Five Months
	Three Months Ended		%	Ended	Ended	%
(in millions)	May 31, 2011	May 31, 2010	Change	May 31, 2011	May 31, 2010	Change
Balance, beginning of period	$3,164	$2,341	35%	$2,556	$4,024	-36%

Net cash flow in	71	47		432	(1,574)
Net market appreciation (depreciation)	80	(63)		327	(125)

	151	(16)		759	(1,699)

Balance, end of period	$3,315	$2,325	43%	$3,315	$2,325	43%

The net increase in assets under management of $151 million during the three months ended May 31, 2011 is primarily attributable to new customer investments in our commodities mutual fund and market appreciation of the underlying assets in our global convertible bond fund. The net decrease in assets under management of $16 million during the three months ended May 31, 2010 is primarily attributable to market depreciation of the underlying assets

JEFFERIES GROUP, INC. AND SUBSIDIARIES
in our global convertible bond funds, partially offset by an increase in customer investments in our global convertible bond funds.
The net increase in assets under management of $759 million during the six months ended May 31, 2011 is primarily attributable to new customer investments in our commodities mutual fund and our global convertible bond fund and market appreciation in our global convertible bond fund. The net decrease in assets under management of $1,699 million during the five months ended May 31, 2010 is primarily attributable to market depreciation of the underlying assets in our global convertible bond funds and our sale of the contracts to manage CLOs in January 2010 to Babson Capital Management, LLC.
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts based on this measure by predominant asset strategy were as follows:

(notional account value)
(in millions)	May 31, 2011	May 31, 2010
Managed Accounts:
Equities	$149	$151
Commodities	1,165	466

	$1,314	$617

Change in Managed Accounts

			Six Months	Five Months
(notional account value)	Three Months Ended		Ended	Ended
(in millions)	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Balance, beginning of period	$1,064	$544	$949	$560
Net account additions	244	99	233	99
Net account appreciation (depreciation)	6	(26)	132	(42)

Balance, end of period	$1,314	$617	$1,314	$617

The change in the notional account value of managed accounts for the three and six months ended May 31, 2011 is primarily attributed to customer inflows to commodities managed accounts where the management fees are assessed on the agreed upon notional account value and appreciation in the value of such accounts. The change in the notional account value of managed accounts for the three months and five months ended May 31, 2010 is primarily attributed to the additions of new equity accounts where the management fees are assessed on the agreed upon notional account value, partially offset by declines in the value of certain commodities managed accounts.
The following table presents our invested capital in managed funds at May 31, 2011 and November 30, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	May 31,	November 30,
	2011	2010
Unconsolidated funds (1)	$124,787	$131,024
Consolidated funds (2)	12,950	53,843

Total	$137,737	$184,867

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Assets under management include assets actively managed by us and third parties including hedge funds, CLOs, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds that we have consolidated.
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
The increase in compensation and benefits expense for the six months ended May 31, 2011 as compared to the five months ended May 31, 2010 is commensurate with our increased revenues as well as increased headcount as we continue to expand our sales and trading, investment banking and support groups, both in the U.S. and internationally. The compensation ratio for the six months ended May 31, 2011 is identical to the compensation ratio for the fiscal year ended 2010 and also includes share-based amortization expense for senior executive awards granted in January 2010 and non-annual share-based awards to other employees.
Compensation and benefits totaled $431.9 million and $874.8 million for the three and six months ended May 31, 2011, respectively, compared to $384.3 million and $568.4 million for the three and five months ended May 31, 2010, respectively. Our ratio of compensation and benefits to net revenues for the second quarter of 2011 was 59% as compared to 58% for the second quarter of 2010 and 59% and 57% for the first six and five months of 2011 and 2010, respectively. Employee headcount increased to 3,222 total global employees at May 31, 2011 as compared to 2,821 employees at May 31, 2010. The increase in compensation and benefits expense for the three and six months ended May 31, 2011 as compared to the three and five months ended May 31, 2010 is commensurate with our increased revenues as well as increased headcount as we continue to expand our sales and trading, investment banking and support groups, both in the U.S. and internationally. Compensation costs for the six months ended May 31, 2011 also includes share-based amortization expense for senior executive awards granted in January 2010 and non-annual share-based awards to other employees.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Non-Compensation Expenses
Non-compensation expenses were $160.3 million and $296.5 million for the three and six months ended May 31, 2011, respectively, versus $137.5 million and $227.7 million for the three and five months ended May 31, 2010, respectively, an increase of 17% and 30%. Non-compensation expenses for the three months ended May 31, 2011 include $9.4 million in costs associated with the planned acquisition of Bache and charitable contributions for Japan earthquake relief. Non-compensation expenses for the three months ended May, 31 2011 as compared to the three months ended May 31, 2010 reflect an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data and technology connections and an increase in business development expense commensurate with our focused efforts of strengthening our presence and broadening our client base.
Non-compensation expenses for the six months ended May, 31 2011 as compared to the five months ended May 31, 2010 reflect an increase in technology and communications costs as the expansion of our personnel and business platforms has increased the demand for market data, technology connections and applications. In addition, occupancy costs and business development expenses increased commensurate with our focused efforts of strengthening our presence in Europe and Asia and our continued efforts to broaden our client base.
Earnings Before Income Taxes
Earnings before income taxes was $130.5 million for the three months ended May 31, 2011 down from earnings before income taxes of $143.7 million for the three months ended May 31, 2010. For the six months ended May 31, 2011, earnings before income taxes was $293.4 million as compared to $196.6 million for the five months ended May 31, 2010.
Income Taxes
Income tax expense was $45.8 million and $56.2 million and the effective tax rate was 35% and 39% for the three months ended May 31, 2011 and 2010, respectively. Income tax expense was $106.7 million and $76.4 million and the effective tax rate was 36% and 39% for the six months ended May 31, 2011 and the 5 months ended May 31, 2010, respectively. The decrease in our effective tax rate for the 2011 periods as compared to the 2010 periods was primarily attributable to differences in the mix of taxable profits by business line and region.
Earnings per Common Share
Diluted earnings per common share was $0.36 for the three months ended May 31, 2011 on 214,870,000 shares compared to diluted earnings per common share of $0.41 for the three months ended May 31, 2010 on 201,064,000 shares. Diluted earnings per common share was $0.78 for the first six months of 2011 on 209,172,000 shares compared to diluted earnings per common share of $0.57 for the first five months ended May 31, 2010 on 201,881,000 shares. See Note 16, “Earnings Per Share,” in our consolidated financial statements for further information regarding the calculation of earnings per common share.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of May 31, 2011 and November 30, 2010 (in thousands):

	May 31, 2011		November 30, 2010
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,713,425	$1,803,991	$1,565,793	$1,638,372
Corporate debt securities	4,433,196	2,287,160	3,630,616	2,375,925
Government, federal agency and other sovereign obligations	5,617,698	7,056,721	5,191,973	4,735,288
Mortgage and asset-backed securities	5,187,115	38,235	4,921,565	129,384
Loans and other receivables	608,993	165,750	434,573	171,278
Derivatives	136,384	111,406	119,268	59,552
Investments	71,033	—	77,784	—

	$17,767,844	$11,463,263	$15,941,572	$9,109,799

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class (in thousands):

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	May 31,	November 30,	May 31,	November 30,
	2011	2010	2011	2010
Loans and other receivables	$261,056	$227,596	$6,398	$47,228
Residential mortgage-backed securities	206,721	132,359	—	—
Collateralized debt obligations	84,046	31,121	—	—
Investments at fair value	71,008	77,784	—	—
Corporate debt securities	39,688	73,408	—	—
Commercial mortgage-backed securities	33,516	6,004	—	—
Corporate equity securities	18,230	22,619	38	38
Other asset-backed securities	9,352	567	—	—
Municipal securities	858	472	—	—
Derivatives	102	—	2,841	2,346

Total Level 3 assets	724,577	571,930	9,277	49,612

Level 3 assets for which the firm bears no economic exposure (1)	(192,001)	(204,139)	—	—

Level 3 assets for which the firm bears economic exposure	$532,576	$367,791	$9,277	$49,612

Total Level 3 assets as a percentage of Total financial instruments	4%	4%	0.1%	0.5%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.
While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included within Other liabilities of approximately $104.8 million at May 31, 2011 and $85.7 million at November 30, 2010.
The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

			Six Months	Five Months
	Three Months Ended		Ended	Ended
(in millions)	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Assets:
Transfers from Level 3 to Level 2	$48.7	$216.8	$12.8	$416.4
Transfers from Level 2 to Level 3	150.9	2.0	83.8	17.6
Net gains (losses)	25.1	(1.4)	49.9	6.5

Liabilities:
Transfers from Level 3 to Level 2	$—	$248.0	$—	$330.7
Transfers from Level 2 to Level 3	—	—	—	0.04
Net gains (losses)	2.2	1.3	(0.4)	4.6
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
Goodwill
At least annually we are required to assess goodwill for impairment by comparing the estimated fair value of the operating segment with its net book value. Periodically estimating the fair value of the Capital Markets segment requires significant judgment. We estimate the fair value of the operating segment based on valuation methodologies we believe market participants would use, including consideration of control premiums for recent acquisitions observed in the market place. We completed our annual test of goodwill impairment as of June 1, 2011. No impairment was identified.
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
Liquidity
We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	May 31,	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$373,429	$325,227
Money market investments	2,125,308	1,863,771

Total cash and cash equivalents	$2,498,737	$2,188,998

The majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for a large portion of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at the collateral haircut levels of 10% or less. Additionally, agency mortgage-backed securities, which are eligible to be delivered to and cleared by the Fixed Income Clearing Corporation, are considered to be liquid. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2011 and November 30, 2010 (in thousands):

	May 31, 2011		November 30, 2010
		Unencumbered		Unencumbered
	Liquid Financial	Liquid Financial	Liquid Financial	Liquid Financial
	Instruments	Instruments	Instruments	Instruments
Corporate equity securities	$1,529,938	$162,365	$1,453,744	$264,603
Corporate debt securities	3,378,747	266,153	2,813,465	223,455
Government, federal agency and other sovereign obligation	5,573,806	345,198	5,159,605	168,523
Mortgage- and asset-backed securities	3,762,053	118,548	3,607,895	—

	$14,244,544	$892,264	$13,034,709	$656,581

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
The principal elements of our liquidity management framework are our Contingency Funding Plan and our Cash Capital Policy.
•	Contingency Funding Plan. Our Contingency Funding Plan is designed based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently existing on assets in securities financing activity, including repurchase agreements, (d) lower availability of secured funding; (e) client cash withdrawals; (f) the anticipated funding of outstanding investment commitments and (g) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $8.2 billion as of May 31, 2011 exceeded our cash capital requirements.
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
Analysis of Financial Condition and Capital Resources
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. As our government and agencies fixed income business has expanded throughout 2010 and 2011 both domestically and internationally, a significant portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities, for which there is a deep and liquid market. While our balance sheet may fluctuate given our continued expansion into new business areas and the need to maintain inventory to serve growing client activity, our overall balance sheet during the reported periods remained materially consistent with the balances at the end of each reporting period. During the six months ended May 31, 2011 and eleven months ended November 30, 2010, average total assets were approximately 10% and 2% higher than at May 31, 2011 and November 30, 2010, respectively.
The following table provides detail on key balance sheet asset and liability line items (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

		November 30,
	May 31, 2011	2010	% Change
Total assets	$40,966.5	$36,726.5	12%
Financial instruments owned	17,767.8	15,941.6	11%
Financial instruments sold, not yet purchased	11,463.3	9,109.8	26%
Total Level 3 assets	724.6	571.9	27%
Level 3 assets for which we have economic exposure	532.6	367.8	45%

Securities borrowed	8,258.2	8,152.7	1%
Securities purchased under agreements to resell	3,326.2	3,252.3	2%

Total securities borrowed and securities purchased under agreements to resell	$11,584.4	$11,405.0	2%

Securities loaned	$3,202.1	$3,109.0	3%
Securities sold under agreements to repurchase	9,159.7	10,684.1	-14%

Total securities loaned and securities sold under agreements to repurchase	$12,361.8	$13,793.1	-10%

The increase in total assets at May 31, 2011 from November 30, 2010 is primarily due to an increase in the level of our financial instruments owned inventory and trade related receivables. The increase in our inventory level of financial instruments owned, including securities pledged to creditors, is coupled with a commensurate increase in the level of our financial instruments sold, not yet purchased, over this time period. The increase in total assets at May 31, 2011 is also partially impacted by cash proceeds received in connection with our issuance of $500 million in common stock and our issuance of $800 million in senior notes in April 2011.
A portion of the increase in our total financial instruments owned inventory is increased holdings of government and agency securities. Our long inventory of government, federal agency and other sovereign obligations increased from $5.2 billion at November 30, 2010 to $5.6 billion at May 31, 2011. Short inventory of government, federal agency and other sovereign obligations increased from $4.7 billion at November 30, 2010 to $7.1 billion at May 31, 2011. These fluctuations in our inventory positions (long and short inventory) are primarily attributed to the continued development of our U.S. government and agencies and other sovereign debt trading businesses, in the U.S. and Europe, as we were designated a Primary Dealer in the U.S. during 2009 and in similar capacities in several European jurisdictions as well during the latter part of 2009 and 2010. These inventory positions are substantially comprised of the most liquid securities in the asset class with a significant portion in holdings of securities of G-7 countries. Our market risk exposure to Portugal, Italy, Ireland, Greece and Spain was modest at May 31, 2011. Our corporate debt securities inventory also increased by 22%, from $3,631 million at November 30, 2010 to $4,433 million at May 31, 2011 due to increased opportunities in the high yield corporate debt market. Our mortgage- and asset-backed securities inventory remained relatively constant at May 31, 2011 as compared to November 30, 2010. We continually monitor our overall mortgage- and asset-backed securities exposure, including the inventory turnover rate, which confirms the liquidity of the overall asset class.
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
At May 31, 2011, our Level 3 assets for which we have economic exposure was 3% of our total assets at fair value as compared to 2% at November 30, 2010. Level 3 mortgage and asset backed securities represent 5% of total mortgage-

JEFFERIES GROUP, INC. AND SUBSIDIARIES
and asset backed securities inventory at May 31, 2011 and 3.5% at November 30, 2010 and represent 46% and 29.7% of total Level 3 assets at May 31, 2011 and November 30, 2010, respectively.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 2% from November 30, 2010 to May 31, 2011. Our total liabilities increased as the outstanding balance of our securities loaned and securities sold under agreements to repurchase decreased by 10% from November 30, 2010 to May 31, 2011, which was offset by net short government securities inventory as repurchase agreements were not utilized to finance the activity. The average difference in each of our securities financing assets and secured financing liabilities was 19% higher than month end balances for the six months ended May 31, 2011.
The following table presents our period end balance, average balance and maximum balance at any month end within the period for the six months ended May 31, 2011 and the eleven months ended November 30, 2010 for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months	Eleven Months
	Ended	Ended
	May 31, 2011	November 30, 2010
Securities Purchased Under Agreements to Resell
Period end	3,326	3,252
Period average	3,624	3,769
Maximum month end	6,021	4,983

Securities Sold Under Agreements to Repurchase
Period end	9,160	10,684
Period average	13,257	11,464
Maximum month end	14,877	14,447
Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repo activity over the six month period from November 30, 2010 to May 31, 2011 is reflective of supporting our overall business growth, particularly the continued expansion of our U.S. and European government securities and mortgage-backed securities sales and trading platforms. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is impacted in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products.
Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market. As reflected above, month end balances may be higher or lower than average period balances.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of May 31, 2011 and November 30, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	May 31,	November 30,
	2011	2010
Total assets	$40,966,534	$36,726,543
Deduct: Securities borrowed	(8,258,188)	(8,152,678)
Securities purchased under agreements to resell	(3,326,200)	(3,252,322)

Add: Financial instruments sold, not yet purchased	11,463,263	9,109,799
Less derivative liabilities	(111,406)	(59,552)

Subtotal	11,351,857	9,050,247
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,219,917)	(1,636,755)
Goodwill and intangible assets	(369,844)	(368,078)

Adjusted assets	$39,144,242	$32,366,957

Total stockholders’ equity	$3,496,374	$2,810,965
Deduct: Goodwill and intangible assets	(369,844)	(368,078)

Tangible stockholders’ equity	$3,126,530	$2,442,887

Leverage ratio (1)	11.7	13.1

Adjusted leverage ratio (2)	12.5	13.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio decreased from November 30, 2010 to May 31, 2011 primarily due to an increase in our common stockholders’ equity as a result of the issuance of 20.6 million shares of common stock in April 2011.
Capital Resources
We had total long-term capital of $8.2 billion and $7.0 billion resulting in a long-term debt to equity capital ratio of 1.35:1 and 1.50:1, at May 31, 2011 and November 30, 2010, respectively. Our total capital base as of May 31, 2011 and November 30, 2010 was as follows (in thousands):

	May 31,	November 30,
	2011	2010
Long-Term Debt (1)	$4,273,732	$3,778,681
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	327,790	315,885
Total Stockholders’ Equity	3,496,374	2,810,965

Total Capital	$8,222,896	$7,030,531

(1)	Long-term debt for purposes of evaluating long-term capital excludes $305.5 million of our 7.75% Senior Notes as the notes mature in less than one year from the balance sheet date.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured and unsecured funding, primarily through securities financing transactions. This is also augmented by our $1,059.5 million of uncommitted secured and unsecured bank lines, including $1,025.0 million of bank loans and $34.5 million of letters of credit. Of the $1,059.5 million of uncommitted lines of credit, $800 million is unsecured and $259.5 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Bank loans represent temporary (usually overnight) secured and unsecured short term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of May 31, 2011 and November 30, 2010. Average daily bank loans for the six months ended May 31, 2011 and the eleven months ended November 30, 2010 were $21.5 million and $23.8 million, respectively.
In April 2011, we issued $800 million in unsecured senior notes with a maturity of 7 years. We issued $400 million and $150 million in unsecured senior notes in June and July 2010 with maturities of approximately 11 years and $500 million in unsecured senior notes in November 2010 with a maturity of 5 years. As of May 31, 2011, our long-term debt has a weighted average maturity of 9.0 years, which includes our 7.75% Senior Notes, due in 2012, payable in March 2012.
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
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of May 31, 2011. The table presents principal cash flows with expected maturity dates (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Expected Maturity Date
			2013	2015	2017
			and	and	and
	2011	2012	2014	2016	Later	Total
Debt obligations:
Senior notes (contractual principal payments net of unamortized discounts and premiums)	$—	$305.5	$249.2	$848.0	$3,176.5	$4,579.2
Interest payment obligations on senior notes	267.3	265.7	510.6	454.1	1,225.3	2,723.0
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	4.1	4.1	8.1	8.1	77.7	102.1

Total debt obligations	271.4	575.3	767.9	1,310.2	4,604.5	7,529.3

Commitments and guarantees:
Equity commitments	0.5	0.2	8.9	2.9	711.0	723.5
Loan commitments	—	11.6	70.1	39.5	371.9	493.1
Mortgage-related commitments	867.2	—	676.6	—	—	1,543.8
Forward starting repos	177.9	—	—	—	—	177.9
Derivative contracts:
Derivative contracts — non credit related	33,638.1	11,674.2	21.3	—	—	45,333.6
Derivative contracts — credit related	—	—	—	56.0	139.8	195.8

Total commitments and guarantees	34,683.7	11,686.0	776.9	98.4	1,222.7	48,467.7

	$34,955.1	$12,261.3	$1,544.8	$1,408.6	$5,827.2	$55,997.0

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
We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. At May 31, 2011, we did not have any commitments to purchase assets from our securitization vehicles. At May 31, 2011, we held $683.4 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities and Variable Interest Entities, to the consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 17, Income Taxes, to the consolidated financial statements for further information.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Equity Capital
Common stockholders’ equity increased to $3,165.3 million at May 31, 2011 from $2,478.0 million at November 30, 2010. The increase in our common stockholders’ equity during the six months ended May 31, 2011 is principally attributed to our issuance of 20,618,557 shares of treasury stock, net earnings to common shareholders, tax benefits for issuance of share-based awards, currency translation adjustment and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividend and dividend equivalents paid during the six months ended May 31, 2011 and repurchases of approximately 1.6 million shares of our common stock during the period, which increased our treasury stock by $41.6 million.
The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share data):

	May 31, 2011	November 30, 2010
Common stockholders’ equity	$3,165,281	$2,477,989
Less: Goodwill and intangible assets	(369,844)	(368,078)

Tangible common stockholders’ equity	$2,795,437	$2,109,911

Common stockholders’ equity	$3,165,281	$2,477,989
Add: Unrecognized compensation (6)	181,313	160,960

Adjusted common stockholders’ equity	$3,346,594	$2,638,949

Tangible common stockholders’ equity	$2,795,437	$2,109,911
Add: Unrecognized compensation (6)	181,313	160,960

Adjusted tangible common stockholders’ equity	$2,976,750	$2,270,871

Shares outstanding	202,154,414	171,694,146
Outstanding restricted stock units (5)	25,565,979	28,734,563

Adjusted shares outstanding	227,720,393	200,428,709

Common book value per share (1)	$15.66	$14.43

Adjusted common book value per share (2)	$14.70	$13.17

Tangible common book value per share (3)	$13.83	$12.29

Adjusted tangible common book value per share (4)	$13.07	$11.33

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
In April 2011, we issued 20,618,557 shares of our common stock in a public offering priced at $24.25 per share. The shares offered by us consisted entirely of treasury shares and increased shares outstanding at May 31, 2011. On November 29, 2010, we granted 5,062,000 shares of restricted stock and 127,000 restricted stock units as part of year end compensation. The closing price of our common stock was $24.28 on November 29, 2010. The shares of restricted stock were issued in the first quarter of 2011 and increase shares outstanding at May 31, 2011. Shares underlying the restricted stock units will be issued in future periods, but are included in outstanding restricted stock units as of May 31, 2011 and November 30, 2010. The increase in shares outstanding is offset by repurchases of 1.6 million shares at an average price of $25.34 during the six months ended May 31, 2011.
At May 31, 2011, we had $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 8,963,238 shares of our common stock at an effective conversion price of approximately $38.49 per share.
On June 20, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on August 15, 2011 to stockholders of record as of July 15, 2011. On March 21, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on May 16, 2011 to stockholders of record as of April 15, 2011.
Net Capital
Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading use the alternative method of calculation.
As of May 31, 2011, Jefferies, Jefferies Execution and Jefferies High Yield Trading’s net capital and excess net capital were as follows (in thousands):

		Excess Net
	Net Capital	Capital
Jefferies	$738,990	$638,237
Jefferies Execution	$14,555	$14,305
Jefferies High Yield Trading	$536,674	$536,424
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

	Daily VaR (1)
	(In Millions)
	Value-at-Risk in trading portfolios
	VaR at		Average VaR Three Months Ended
Risk Categories	May 31, 2011	February 28, 2011	May 31, 2011	February 28, 2011
Interest Rates	$7.78	$7.81	$9.03	$6.32
Equity Prices	$5.53	$3.18	$6.53	$5.55
Currency Rates	$0.61	$0.50	$0.77	$0.56
Commodity Prices	$1.87	$2.04	$1.33	$1.45
Diversification Effect[2]	-$6.62	-$4.14	-$4.98	-$3.37

Firmwide	$9.17	$9.39	$12.68	$10.51

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR (1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	May 31, 2011		February 28, 2011
Risk Categories	High	Low	High	Low
Interest Rates	$13.67	$3.09	$9.99	$3.26
Equity Prices	$11.92	$2.59	$9.36	$3.13
Currency Rates	$1.49	$0.04	$1.20	$0.10
Commodity Prices	$2.38	$0.70	$2.90	$0.53
Firmwide	$18.88	$8.45	$13.56	$7.65

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $12.68 million during the three months ended February 28, 2011 increased from the $6.45 million average during the three months ended November 30, 2010 due mainly to higher equity and fixed income exposure. Fixed income exposure contributing to the increase in VaR is primarily driven by higher levels of mortgage-backed securities and European sovereign debt securities inventory.
The following table presents our daily VaR over the last periods:
The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one-day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Trading related revenue is defined as principal transaction revenue, trading related commissions, and net interest income. (Prior to the second quarter of 2011, trading related revenue had excluded fees, commissions and net interest income for purposes of this comparison. The results of our analysis for historical periods presented has been conformed to the current presentation.) Results of the process at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one-day VaR in the three months ended May 31, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The table below shows the distribution of daily net trading revenue for substantially all of our trading activities.
Item 4. Controls and Procedures
We, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31. 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2011are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Many aspects of our business involve substantial risks of legal liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our financial condition.
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

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs (2)	Programs
March 1 — March 31, 2011	46,284	$23.90	—	9,659,440
April 1 — April 30, 2011	91,343	24.23	—	9,659,440
May 1 — May 31, 2011	20,483	23.48	—	9,659,440

Total	158,110		—

(1)	We repurchased an aggregate of 158,110 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock or the distribution of restricted stock units. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1	Purchase Agreement dated April 8, 2011 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Natixis Securities North America Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc., Rabo Securities USA, Inc., SunTrust Robinson Humphrey, Inc., Keefe, Bruyette & Woods, Inc., BNP Paribas Securities Corp., HSBC Securities (USA) Inc., JMP Securities LLC, Oppenheimer & Co. Inc., U.S. Bancorp Investments, Inc., Rochdale Securities LLC and Sandler O’Neill & Partners, L.P. is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 13, 2011.

10.2	Underwriting Agreement dated April 8, 2011 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Natixis Securities North America Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC and Rabo Securities USA, Inc. is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 13, 2011.

10.3	Stock and Asset Purchase Agreement, dated as of April 6, 2011, between Jefferies Group, Inc. and Prudential Financial, Inc. is incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on April 7, 2011.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition at May 31, 2011 and November 30, 2010, (ii) the Consolidated Statements of Earnings for the Three and Six Months Ended May 31, 2011 and the Three and Five Months Ended May 31, 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended May 31, 2011 and the Eleven Months Ended November 30, 2010, (iv) the Consolidated Statements of Comprehensive Income for the Three and Six Months Ended May 31, 2011 and the Three and Five Months Ended May 31, 2010, (v) the Consolidated Statements of Cash Flows for the Six Months Ended May, 2011 and the Five Months Ended May 31, 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.

(Registrant)

Date: June 30, 2011	By:	/s/ Peregrine C. Broadbent

Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)