Form 10-Q
period 2011-08-31
JEFFERIES GROUP INC /DE/
filed 2011-10-07
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 199,716,925 shares as of the close of business on September 28, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
AUGUST 31, 2011

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition (unaudited) - August 31, 2011 and November 30, 2010	3
Consolidated Statements of Earnings (unaudited) - Three and Nine Months Ended August 31, 2011 and Three and Eight Months Ended August 31, 2010	5
Consolidated Statements of Changes in Stockholders’ Equity (unaudited) - Nine Months Ended August 31, 2011 and Year Ended November 30, 2010	6
Consolidated Statements of Comprehensive Income (unaudited) - Three and Nine Months Ended August 31, 2011 and Three and Eight Months Ended August 31, 2010	7
Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended August 31, 2011 and Eight Months Ended August 31, 2010	8
Notes to Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	67

Item 3. Quantitative and Qualitative Disclosures About Market Risk	94

Item 4. Controls and Procedures	97

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	97

Item 1A. Risk Factors	97

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 6. Exhibits	99

Signature	100
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)

	August 31,	November 30,
	2011	2010
ASSETS
Cash and cash equivalents (including $283,968 in 2011 and $202,565 in 2010, from VIEs)	$2,014,950	$2,188,998
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	5,321,012	1,636,755
Financial instruments owned, at fair value, including securities pledged of $14,035,813 and $12,338,728 in 2011 and 2010, respectively:
Corporate equity securities (including $79,927 in 2011 and $120,606 in 2010 from VIEs)	1,676,598	1,565,793
Corporate debt securities (including $300,652 in 2011 and $462,462 in 2010 from VIEs)	4,213,249	3,630,616
Government, federal agency and other sovereign obligations	5,531,554	5,191,973
Mortgage- and asset-backed securities (including $38,629 in 2011 and $43,355 in 2010 from VIEs)	4,787,608	4,921,565
Loans and other receivables (including $372,105 in 2011 and $362,465 in 2010 from VIEs)	528,681	434,573
Derivatives (including $5,147 in 2011 and $7,579 in 2010 from VIEs)	916,142	119,268
Investments, at fair value (including $1,621 in 2011 and $15,612 in 2010 from VIEs)	116,833	77,784
Physical commodities	369,281	—

Total financial instruments owned, at fair value (including $798,081 in 2011 and $1,012,079 in 2010 from VIEs)	18,139,946	15,941,572
Investments in managed funds	73,900	131,585
Other investments	572,764	220,323
Securities borrowed	7,815,663	8,152,678
Securities purchased under agreements to resell	4,505,358	3,252,322
Securities received as collateral	40,401	48,616
Receivables:
Brokers, dealers and clearing organizations (including $177,793 in 2011 and $195,485 in 2010 from VIEs)	3,743,143	2,550,234
Customers	1,319,664	1,328,365
Fees, interest and other (including $6,763 in 2011 and $127 in 2010 from VIEs)	224,545	165,603
Premises and equipment	170,501	142,729
Goodwill	366,823	364,964
Other assets (including $446 in 2011 and $370 in 2010 from VIEs)	816,573	601,799

Total assets (including $1,267,051 in 2011 and $1,410,626 in 2010 from VIEs)	$45,125,243	$36,726,543

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) — CONTINUED
(Dollars in thousands, except per share amounts)

	August 31,	November 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$353,000	$—
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities (including $19,341 in 2011 and $2,708 in 2010 from VIEs)	1,736,221	1,638,372
Corporate debt securities (including $202,037 in 2011 and $443,100 in 2010 from VIEs)	2,472,045	2,375,925
Government, federal agency and other sovereign obligations (including $15,605 in 2011 and $0 in 2010 from VIEs)	5,278,235	4,735,288
Mortgage- and asset-backed securities	82,072	129,384
Loans (including $142,645 in 2011 and $150,100 in 2010 from VIEs)	155,646	171,278
Derivatives (including $1,241 in 2011 and $136 in 2010 from VIEs)	595,942	59,552

Total financial instruments sold, not yet purchased, at fair value (including $380,869 in 2011 and $596,044 in 2010 from VIEs)	10,320,161	9,109,799
Securities loaned	3,338,391	3,108,977
Securities sold under agreements to repurchase	10,935,811	10,684,056
Obligation to return securities received as collateral	40,401	48,616
Payables:
Brokers, dealers and clearing organizations (including $134,477 in 2011 and $157,134 in 2010 from VIEs)	2,754,164	1,885,357
Customers	7,708,390	3,716,357
Accrued expenses and other liabilities (including $7,411 in 2011 and $94,402 in 2010 from VIEs)	1,164,164	1,142,850
Long-term debt	4,580,978	3,778,681
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries (including $313,095 in 2011 and $315,885 in 2010 from VIEs)	313,095	315,885

Total liabilities (including $835,852 in 2011 and $1,163,465 in 2010 from VIEs)	41,633,555	33,915,578

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 203,525,528 shares in 2011 and 200,301,656 shares in 2010	20	20
Additional paid-in capital	2,227,985	2,218,123
Retained earnings	1,036,879	850,654
Less:
Treasury stock, at cost, 3,211,223 shares in 2011 and 28,607,510 shares in 2010	(56,102)	(539,530)
Accumulated other comprehensive loss:
Currency translation adjustments	(25,628)	(42,859)
Additional minimum pension liability	(8,419)	(8,419)

Total accumulated other comprehensive loss	(34,047)	(51,278)

Total common stockholders’ equity	3,174,735	2,477,989
Noncontrolling interests	316,953	332,976

Total stockholders’ equity	3,491,688	2,810,965

Total liabilities and stockholders’ equity	$45,125,243	$36,726,543

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(In thousands, except per share amounts)

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
Revenues:
Commissions	$154,896	$118,571	$404,108	$347,527
Principal transactions	(74,003)	71,044	391,464	317,686
Investment banking	293,750	246,193	861,230	598,450
Asset management fees and investment income from managed funds	3,086	786	37,501	11,804
Interest	353,006	239,557	930,647	625,725
Other	63,369	16,879	105,948	44,240

Total revenues	794,104	693,030	2,730,898	1,945,432
Interest expense	284,822	175,761	736,068	432,995

Net revenues	509,282	517,269	1,994,830	1,512,437
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	(14,671)	(2,537)	6,183	(26)

Net revenues, less mandatorily redeemable preferred interest	523,953	519,806	1,988,647	1,512,463

Non-interest expenses:
Compensation and benefits	299,640	308,797	1,174,468	877,204
Floor brokerage and clearing fees	32,959	30,111	92,475	84,199
Technology and communications	60,039	46,135	153,563	114,189
Occupancy and equipment rental	22,581	18,433	60,997	49,448
Business development	21,853	17,420	64,248	42,405
Professional services	19,061	13,008	48,437	34,702
Other	12,582	9,404	45,805	37,222

Total non-interest expenses	468,715	443,308	1,639,993	1,239,369

Earnings before income taxes	55,238	76,498	348,654	273,094
Income tax expense	1,228	33,873	107,899	110,277

Net earnings	54,010	42,625	240,755	162,817
Net (loss) earnings to noncontrolling interests	(14,265)	(2,129)	4,523	1,865

Net earnings to common shareholders	$68,275	$44,754	$236,232	$160,952

Earnings per common share:
Basic	$0.30	$0.22	$1.07	$0.79
Diluted	$0.30	$0.22	$1.07	$0.79

Weighted average common shares:
Basic	218,426	195,601	209,544	196,943
Diluted	222,541	195,612	213,661	201,062
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months	Eleven Months
	Ended	Ended
	August 31, 2011	November 30, 2010
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$19
Issued	1	1
Retired	(1)	—

Balance, end of period	20	20

Additional paid-in capital
Balance, beginning of period	2,218,123	2,036,087
Benefit plan share activity (1)	29,281	19,230
Share-based expense, net of forfeitures and clawbacks	46,484	149,799
Proceeds from exercise of stock options	95	108
Acquisitions and contingent consideration	419	419
Tax benefit for issuance of share-based awards	31,619	2,965
Dividend equivalents on share-based plans	6,590	9,515
Issuance of treasury stock	97,773	—
Retirement of treasury stock	(202,399)	—

Balance, end of period	2,227,985	2,218,123

Retained earnings
Balance, beginning of period	850,654	688,039
Net earnings to common shareholders	236,232	223,666
Dividends	(50,007)	(61,051)

Balance, end of period	1,036,879	850,654

Treasury stock, at cost
Balance, beginning of period	(539,530)	(384,379)
Purchases	(96,929)	(140,071)
Returns / forfeitures	(19,165)	(15,080)
Issued	397,122	—
Retirement of treasury stock	202,400	—

Balance, end of period	(56,102)	(539,530)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(51,278)	(41,626)
Currency adjustment	17,231	(8,490)
Pension adjustment, net of tax	—	(1,162)

Balance, end of period	(34,047)	(51,278)

Total common stockholders’ equity	3,174,735	2,477,989

Noncontrolling interests
Balance, beginning of period	332,976	321,538
Net earnings to noncontrolling interests	4,523	16,601
Contributions	1,713	12,433
Distributions	(22,056)	(15,177)
Deconsolidation of asset management entity	(203)	(5,477)
Adoption of accounting changes to ASC 810	—	3,058

Balance, end of period	316,953	332,976

Total stockholders’ equity	$3,491,688	$2,810,965

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
Net earnings to common shareholders	$68,275	$44,754	$236,232	$160,952

Other comprehensive income:
Currency translation adjustments	(6,266)	17,381	17,231	(13,602)

Total other comprehensive (loss) income (1)	(6,266)	17,381	17,231	(13,602)

Comprehensive income	$62,009	$62,135	$253,463	$147,350

(1)	Total other comprehensive income, net of tax, is attributable to common shareholders. No other comprehensive income is attributable to noncontrolling interests.
See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended	Eight Months Ended
	August 31, 2011	August 31, 2010
Cash flows from operating activities:
Net earnings	$240,755	$162,817

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	53,786	27,490
Bargain purchase gain	(52,509)	—
Fees related to assigned management agreements	(2,728)	(2,589)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	6,183	(26)
Accruals related to various benefit plans and stock issuances, net of estimated forfeitures	56,601	30,821
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(555,008)	(248,032)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(840,670)	226,379
Customers	185,110	(216,894)
Fees, interest and other	(56,909)	7,625
Decrease in securities borrowed	375,677	283,616
Increase in financial instruments owned	(1,124,290)	(4,687,754)
(Increase) decrease in other investments	(353,053)	22,359
Decrease (increase) in investments in managed funds	57,685	(9,672)
(Increase) decrease in securities purchased under agreements to resell	(1,229,802)	324,488
Increase in other assets	(153,776)	(118,625)
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	810,130	816,626
Customers	610,233	(75,927)
Increase (decrease) in securities loaned	197,357	(408,214)
Increase in financial instruments sold, not yet purchased	797,320	2,429,942
Increase in securities sold under agreements to repurchase	219,933	1,361,466
Decrease in accrued expenses and other liabilities	(251,027)	(18,579)

Net cash used in operating activities	(1,009,002)	(92,683)

Cash flows from investing activities:
Net payments on premises and equipment	(60,275)	(24,678)
Cash paid for acquisition during the period, net of cash acquired	(318,196)	—
Cash received from contingent consideration	2,733	1,927
Cash paid for contingent consideration	(754)	(8,101)

Net cash used in investing activities	(376,492)	(30,852)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (Unaudited)
(Dollars in thousands)

	Nine Months Ended	Eight Months Ended
	August 31, 2011	August 31, 2010
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$33,311	$2,148
Gross proceeds from short-term borrowings	2,881,000	2,296,000
Gross payments on short-term borrowings	(2,829,027)	(2,296,000)
Net proceeds from (payments on):
Issuance of common shares	494,895	—
Issuance of senior notes, net of issuance costs	794,587	543,510
Mandatorily redeemable preferred interest of consolidated subsidiaries	(8,973)	(17,077)
Noncontrolling interest	(20,343)	(12,577)
Repurchase of common stock	(96,929)	(114,893)
Dividends	(43,417)	(38,709)
Exercise of stock options, not including tax benefits	95	108

Net cash provided by financing activities	1,205,199	362,510

Effect of foreign currency translation on cash and cash equivalents	6,247	(2,202)

Net (decrease) increase in cash and cash equivalents	(174,048)	236,773
Cash and cash equivalents at beginning of period	2,188,998	1,853,167

Cash and cash equivalents at end of period	$2,014,950	$2,089,940

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$667,376	$428,903
Income taxes, net	143,058	180,420

Acquisitions:
Fair value of assets acquired	$4,703,533
Liabilities assumed	(4,229,011)
Bargain purchase gain	(52,509)

Total purchase price	422,013
Anticipated cash payment for acquisition subsequent to August 31, 2011	(2,474)
Cash acquired	(101,343)

Cash paid for acquisition during the period, net of cash acquired	$318,196

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
The accompanying unaudited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all its subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, Jefferies Asset Management, LLC, Jefferies Financial Products, LLC, Jefferies Bache Financial Services, Inc. and all other entities in which we have a controlling financial interest or are the primary beneficiary, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).
We operate in two business segments, Capital Markets and Asset Management. Capital Markets includes our securities, commodities, futures and foreign exchange trading (including the results of our indirectly partially owned subsidiary, Jefferies High Yield Trading, LLC) and investment banking activities, which provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds.
On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Finanacial Inc. (“Prudential”). Total cash payments made as consideration for the acquisition were $422.0 million. The Global Commodities Group provides execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. See Note 3, Acquisition of the Global Commodities Group.
Change in Year End
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. As such, the current period represents the three and nine months ended August 31, 2011 and has been reported on the basis of the new fiscal year beginning as of December 1, 2010. Our prior year period consisted of the three and eight months ended August 31, 2010 and is reported on the basis of the previous calendar year cycle beginning as of January 1, 2010.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Jefferies Group, Inc.’s Transition Report on Form 10-K for the eleven months ended November 30, 2010. All adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
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
Immaterial Restatements
As indicated in our Transition Report on Form 10-K for the eleven months ended November 30, 2010 (hereafter in this Note referred to as “adjustments”), we made correcting adjustments to our financial statements for the three and eight months ended August 31, 2010 relating to the netting of interest income and interest expense, differences with our former clearing bank, and certain other immaterial adjustments. We do not believe that these adjustments are material to our financial statements for these periods. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 23, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Transition Report on Form 10-K for the eleven months ended November 30, 2010.
The following table sets forth the effects of the adjustments on Net earnings, on an after tax basis, for the three and eight months ended August 31, 2010 (in thousands):
Decrease in Net earnings to common shareholders

	Three Months	Eight Months
	Ended	Ended
	August 31, 2010	August 31, 2010
Previously reported Net earnings to common shareholders	$46,256	$164,795

Netting of interest revenues and expense	—	—
Differences with clearing bank	(1,738)	(3,453)
Other items (1)	236	(390)

Total adjustments	(1,502)	(3,843)

Adjusted Net earnings to common shareholders	$44,754	$160,952

(1)	Other items — Includes the effect of certain other immaterial adjustments.
The following table sets forth the effects of the adjustments on major caption items within our Consolidated Statement of Earnings for the three and eight months ended August 31, 2010 (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three Months Ended		Eight Months Ended
	August 31, 2010		August 31, 2010
	As Previously		As Previously
	Reported	Adjusted	Reported	Adjusted
Principal transactions	$74,282	$71,044	$324,037	$317,686
Interest	152,546	239,557	430,902	625,725
Total revenues	609,257	693,030	1,756,961	1,945,432
Interest expense	89,159	175,761	237,493	432,995
Net revenues	520,098	517,269	1,519,468	1,512,437
Net revenues, less mandatorily redeemable perferred interest	522,635	519,806	1,519,494	1,512,463
Floor brokerage and clearing fees	30,244	30,111	84,702	84,199
Total non-interest expenses	443,441	443,308	1,239,874	1,239,369
Earnings before income taxes	79,194	76,498	279,620	273,094
Income tax expense	35,067	33,873	112,960	110,277
Net earnings	44,127	42,625	166,660	162,817

Net earnings to common shareholders	46,256	44,754	164,795	160,952
Earnings per common share:
Basic	$0.23	$0.22	$0.81	$0.79
Diluted	$0.23	$0.22	$0.81	$0.79
These adjustments affected certain line items within cash flows from operating activities on the Consolidated Statement of Cash Flows for the eight months ended August 31, 2010, with no net effect on net cash used in operating activities. In addition, supplemental disclosures for cash paid for interest were also adjusted.
Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions. All customer transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $14.1 million and $8.7 million for the three months ended August 31, 2011 and 2010, respectively, and $36.4 million and $25.8 million for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half turn basis.
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
Asset Management Fees and Investment Income From Managed Funds. Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from funds managed by us, revenues from management and performance fees we earn from related-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management or an agreed upon notional amount and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.
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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies Bache, LLC, as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.
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
Goodwill and Intangible Assets
Goodwill. At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. We completed our annual assessment of goodwill as of June 1, 2011 and no impairment was identified. (Refer to Note 10, Goodwill and Other Intangible Assets, for further details on our annual assessment of goodwill.)
Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.
An intangible asset with an indefinite useful life is not amortized but assessed annually, or more frequently when certain events or circumstances exist, for impairment. Impairment exists when the carrying amount exceeds its fair value.
For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis is amortized over the remaining useful life of that asset. Adverse market or economic events could result in impairment charges in future periods.
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
New Accounting Developments
Testing Goodwill for Impairment . In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors, as described in the ASU 2011-08, in determining whether the fair value of a reporting unit is less than its carrying amount. We do not believe that the adoption of this guidance will have an impact on our financial condition, or results of operation.
Fair Value Measurements and Disclosures. In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. We are currently evaluating the impact, if any, that these updates will have on our financial condition, results of operations or cash flows.
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
Note 3. Acquisition of the Global Commodities Group
On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million (a cash payment of $419.5 million was made on July 1, 2011 and an additional payment of $2.5 million is anticipated). The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a US-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker dealer; Bache Commodities Limited, a UK-based global commodities

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
and financial derivatives broker; Prudential Bache Asset Management, Inc., a US-based registered investment advisor and commodity trading advisor, Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and related contracts used by the Global Commodities Group.
The Global Commodities Group provides sales, trading, clearing and execution services covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. The acquisition of the Global Commodities Group will allow us to offer clients globally an increased range of products, including exchange-traded futures and over-the-counter trading in energy, metals and agricultural markets.
In connection with the acquisition of the Global Commodities Group on July 1, 2011, certain acquired entities entered into a $1.0 billion credit facility agreement with Prudential that was terminated by us on September 16, 2011. For further details, see Note 11, Short-Term Borrowings. On August 26, 2011, Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, as borrowers, entered into a senior secured revolving credit facility in aggregate totaling $950.0 million with a group of commercial banks. See Note 12, Long-Term Borrowings for further information.
We accounted for the acquisition under the purchase method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition.
The fair values of the net assets acquired, including identifiable intangible assets, was approximately $474.5 million, which exceeded the purchase price of $422.0 million, resulting in a bargain purchase gain of approximately $52.5 million. The bargain purchase gain is included within Other income in the Consolidated Statements of Earnings, is not taxable and is presented within the Capital Market Business Segment. The business of the Global Commodities Group are included within the Capital Market Business Segment.
We believe we were able to acquire the Global Commodities Group for less than the fair value of its assets as the business activities of the Global Commodities Group were not a core business for Prudential and therefore Prudential was willing to exit the commodities trading business at such a price.
Approximately $18.3 million was recognized as the fair value of intangible assets. Of this amount, $5.8 million represents the fair value of customer relationships, $11.2 million represents the fair value of exchange and clearing organization membership interests and registrations and $1.3 million represents the fair value of the Bache trade name. See Note 10, Goodwill and Other Intangible Assets for further details. Additionally, we recognized in the acquisition approximately $6.3 million of internally developed software that is recorded within Premises and equipment on the Consolidated Statements of Financial Condition.
Condensed statement of net assets acquired
The following reflects the fair value of assets acquired and liabilities assumed, by major class, on July 1, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Assets acquired:
Cash and cash equivalents	$101,343
Cash and securities segregated	3,130,586
Financial instruments owned, at fair value	918,598
Securities purchased under agreements to resell	1,489
Receivables:
Brokers, dealers and clearing organizations	313,939
Customers	173,477
Fees, interest and other	122
Premises and equipment	13,584
Indefinite-lived intangible exchange memberships and licences (1)	11,219
Finite-lived intangible customer relationships (1)(2)	5,800
Trade names (1)(3)	1,300
Other assets	32,076
Total assets	$4,703,533

Liabilities assumed:
Short-term borrowings	$301,027
Financial instruments sold, not yet purchased, at fair value	267,200
Payables:
Brokers, dealers and clearing organizations	43,588
Customers	3,384,263
Accrued expenses and other liabilities	232,933
Total liabilities	$4,229,011

Fair value of net assets acquired	$474,522

Purchase price:
Cash	$422,013
Total purchase price	$422,013

Bargain purchase gain	$52,509

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.

(2)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted-average useful life of approximately 9.6 years.

(3)	The fair value of the Bache trade name will be amortized on a straight line basis over a useful life of 1.5 years.
Unaudited pro forma condensed combined financial information
Our third quarter results of operation include the operations of the acquired entities for the period from July 1, 2011 to August 31, 2011. The Consolidated Statement of Earnings for the three months ended August 31, 2011, include $43.5 million of Net revenues and $6.4 million of Net earnings contributed by the Global Commodities Group.
Set forth below are unaudited pro forma combined financial information as they may have appeared if the acquisition had been completed on January 1, 2010 taking into account certain adjustments described below, including the exclusion of the bargain purchase gain of $52.5 million related to the acquisition. The unaudited pro forma combined financial information includes the Global Commodities Group’s actual results from January 1, 2010 to August 31, 2010 and December 1, 2010 to August 31, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Three months ended		Nine months ended	Eight months ended
(in millions, except per share data)	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Total net revenues	$473.3	$566.7	$2,079.7	$1,703.0

Net earnings to common shareholders	$16.7	$37.6	$198.4	$210.8

Earnings per common share:
Basic	$0.07	$0.18	$0.90	$1.03
Diluted	$0.07	$0.18	$0.90	$1.03

Weighted average common shares:
Basic	218,426	195,601	209,544	196,943
Diluted (1)	218,431	195,612	213,661	201,062

(1)	The conversion of our mandatorily redeemable convertible preferred stock was considered anti-dilutive for the purposes of the pro forma calculation for the three months ended August 31, 2011.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not purport to be indicative of the financial results we would have achieved had the acquisition been completed as of January 1, 2010, nor is it indicative of the results of operations in future periods.
The pro forma information was derived from historical financial information for 2011 and 2010 adjusted to give effect for events directly attributable to the acquisition and factually supportable and expected to have a continuing impact on the combined results. The adjustments include:
a)	the bargain purchase gain of $52.5 million has been excluded from Net revenues and Net earnings for the periods ended August 31, 2011 and included in Net revenues and Net earnings for the eight months ended August 31, 2010;

b)	an adjustment to reflect Global Commodities Group’s physical commodities at market value;

c)	acquisition costs totaling $4.4 million recognized in Professional services has been excluded from the periods ended August 31, 2011 and included in the eight months ended August 31, 2010;

d)	additional amortization expense on the acquired intangible assets and internally developed software of $0.2 million and $1.6 million for the three month and nine month periods ended August 31, 2011 and $.07 million and $1.9 million for the three and eight month periods ended August 31, 2010;

e)	the recording of income tax expense resulting from the pro forma adjustments before tax at an effective rate of 44.9% and 36.5% for the three month and nine month periods ended August 31, 2011 and 45.4% and 33.8% for the three and eight month periods ended August 31, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4. Cash, Cash Equivalents and Short-Term Investments
We generally invest our excess cash in money market funds and other short-term investments. Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less. The following are financial instruments that are cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of August 31, 2011 and November 30, 2010 (in thousands):

	August 31,	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$807,414	$325,227
Money market investments	1,207,536	1,863,771

Total cash and cash equivalents	$2,014,950	$2,188,998

Cash and securities segregated (1)	$5,321,012	$1,636,755

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker dealer carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients; and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.
Note 5. Financial Instruments
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2011 and November 30, 2010 by level within the fair value hierarchy (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	As of August 31, 2011
				Counterparty
				and Cash
				Collateral
	Level 1 (3)	Level 2 (3)	Level 3	Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,523,277	$141,909	$11,412	$—	$1,676,598
Corporate debt securities	7,438	4,150,581	55,230	—	4,213,249
Collateralized debt obligations	—	92,298	96,664	—	188,962
U.S. government and federal agency securities	1,932,703	230,780	—	—	2,163,483
Municipal securities	—	682,807	686	—	683,493
Sovereign obligations	1,994,296	690,154	128	—	2,684,578
Residential mortgage-backed securities	—	3,787,720	171,519	—	3,959,239
Commercial mortgage-backed securities	—	488,196	40,195	—	528,391
Other asset-backed securities	—	107,538	3,478	—	111,016
Loans and other receivables	—	364,518	164,163	—	528,681
Derivatives	967,618	1,557,787	155	(1,609,418)	916,142
Investments at fair value	—	24,405	92,428	—	116,833
Physical commodities	—	369,281	—	—	369,281

Total financial instruments owned	$6,425,332	$12,687,974	636,058	$(1,609,418)	$18,139,946

Level 3 assets for which the firm does not bear economic exposure (1)			(68,987)

Level 3 assets for which the firm bears economic exposure			$567,071

Cash and securities segregated and on deposit for regulatory purposes	$407,096	$—	$—	$—	$407,096
Securities received as collateral	$40,401	$—	$—	$—	$40,401

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,622,547	$113,615	$59	$—	$1,736,221
Corporate debt securities	21,901	2,450,144	—	—	2,472,045
U.S. government and federal agency securities	2,381,050	351,749	—	—	2,732,799
Sovereign obligations	1,830,082	715,354	—	—	2,545,436
Residential mortgage-backed securities	—	81,955	—	—	81,955
Commercial mortgage-backed securities	—	117	—	—	117
Loans	—	144,188	11,458	—	155,646
Derivatives	674,857	1,836,983	3,601	(1,919,499)	595,942

Total financial instruments sold, not yet purchased	$6,530,437	$5,694,105	$15,118	$(1,919,499)	$10,320,161

Obligation to return securities received as collateral	$40,401	$—	$—	$—	$40,401

(1)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(3)	There were no significant transfers between Level 1 and Level 2 for the three-months and nine-months ended August 31, 2011.

	As of November 30, 2010
				Counterparty
				and Cash
				Collateral
	Level 1	Level 2	Level 3	Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,453,744	$89,430	$22,619	$—	$1,565,793
Corporate debt securities	25	3,557,183	73,408	—	3,630,616
Collateralized debt obligations	—	27,863	31,121	—	58,984
U.S. government and federal agency securities	2,322,204	210,422	—	—	2,532,626
Municipal securities	—	477,462	472	—	477,934
Sovereign obligations	1,600,762	580,651	—	—	2,181,413
Residential mortgage-backed securities	—	3,912,708	132,359	—	4,045,067
Commercial mortgage-backed securities	—	524,614	6,004	—	530,618
Other asset-backed securities	—	286,329	567	—	286,896
Loans and other receivables	—	206,977	227,596	—	434,573
Derivatives	279,811	176,069	—	(336,612)	119,268
Investments at fair value	—	—	77,784	—	77,784

Total financial instruments owned	$5,656,546	$10,049,708	571,930	$(336,612)	$15,941,572

Level 3 assets for which the firm does not bear economic exposure (1)			(204,139)

Level 3 assets for which the firm bears economic exposure			$367,791

Securities received as collateral	$48,616	$—	$—	$—	$48,616

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,554,489	$83,845	$38	$—	$1,638,372
Corporate debt securities	—	2,375,925	—	—	2,375,925
U.S. government and federal agency securities	1,688,684	51,604	—	—	1,740,288
Municipal securities	—	170	—	—	170
Sovereign obligations	2,180,667	814,163	—	—	2,994,830
Residential mortgage-backed securities	—	127,547	—	—	127,547
Commerical mortgage-backed securities	—	1,837	—	—	1,837
Loans	—	124,050	47,228	—	171,278
Derivatives	241,860	240,866	2,346	(425,520)	59,552

Total financial instruments sold, not yet purchased	$5,665,700	$3,820,007	$49,612	$(425,520)	$9,109,799

Obligation to return securities received as collateral	$48,616	$—	$—	$—	$48,616

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(1)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
We elected to apply the fair value option to loans and loan commitments made in connection with our investment banking and sales and trading activities and certain investments held by subsidiaries that are not registered broker-dealers. Loans and investments at fair value are included in Financial instruments owned and loan commitments are included in Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives on the Consolidated Statements of Financial Condition. The fair value option was elected for loans and loan commitments and investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have elected to apply the fair value option to certain secured financings that arise in connection with our securitization activities. At August 31, 2011 and November 30, 2010, $-0- million and $85.7 million, respectively, in secured financings, are included within Other liabilities on the Consolidated Statement of Financial Position, are accounted for at fair value and are classified as Level 3 liabilities. Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:
Corporate Equity Securities
•	Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

•	Non-exchange Traded Equity Securities: Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level 3 financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•	Equity warrants: Non-exchange traded equity warrants are generally classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.
Corporate Debt Securities
•	Corporate Bonds: Corporate bonds are measured primarily using pricing service data from external providers and broker quotations, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured

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
Collateralized Debt Obligations
Collateralized debt obligations are measured based on prices observed for recently executed market transactions or based on valuations received from third party brokers and are classified within Level 2 or Level 3 of the fair value hierarchy depending on the observability of the pricing inputs.
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
Sovereign Obligations
•	G-7 Government and non-G-7 Government Bonds: G-7 government and non-G-7 government bonds are measured based on quoted market prices obtained from external pricing services. G-7 government bonds are categorized within Level 1 of the fair value hierarchy and non-G-7 government bonds are generally categorized within Level 2.

•	Emerging Market Sovereign Debt Securities: Valuations are primarily based on market price quotations from external data providers, where available, or recently executed independent transactions of comparable size. To the extent market price quotations are not available or recent transactions have not been observed, valuation techniques incorporating foreign currency curves, interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value. Emerging market sovereign debt securities are generally classified within Level 2 of the fair value hierarchy.

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
Other Asset-Backed Securities
Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized primarily within Level 2 of the fair value hierarchy. Valuations are determined using pricing data obtained from third party services and prices observed for recently executed market transactions.
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

•	Project Loans: Valuation of project loans are based on benchmarks of prices for recently executed transactions of related realized collateralized securities and are classified within Level 2 of the fair value hierarchy.

•	Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 where fair value is based on recent trade activity in the same security.
Derivatives
•	Listed Derivative Contracts: Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized as Level 1 in the fair value hierarchy.

•	OTC Derivative Contracts: OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized in Level 2 of the fair value hierarchy given the observability of the inputs to the valuation models.

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
Physical Commodities
Physical commodities include crude oil and refined products, natural gas, base and precious metals and agricultural products and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.
Investments at Fair Value
Investments at fair value include primarily investments in hedge funds, fund of funds, private equity funds and commodity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our German defined benefits pension plan and shares in non-US exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and are categorized in Level 3 of the fair value hierarchy. Fair value for the shares in

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
non-US exchanges and clearing houses is determined based on a third party model valuation and are categorized in Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at August 31, 2011 and November 30, 2010 (in thousands):

	August 31, 2011
		Unfunded	Redemption Frequency
	Fair Value (f)	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a)	$27,282	$—	Monthly, Quarterly, Semiannually
High Yield Hedge Funds(b)	993	—	—
Fund of Funds(c)	881	127	Annually
Private Equity Funds(d)	21,198	5,897	—
Commodity Funds(e)	14,569	—	Bi-Monthly

Total(g)	$64,923	$6,025

	November 30, 2010
		Unfunded	Redemption Frequency
	Fair Value (f)	Commitments	(if currently eligible)
Equity Long/Short Hedge Funds (a)	$19,865	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,561	—	—
Fund of Funds(c)	2,622	131	Annually
Private Equity Funds(d)	26,567	6,792	—
Other Investments(h)	287	—	At Will

Total(g)	$50,902	$6,923

(a)	This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At August 31, 2011 and November 30, 2010, investments representing approximately 98% and 67%, respectively, of the fair value in this category are redeemable with 30 - 90 days prior written notice. At November 30, 2010, investments representing approximately 30% of fair value cannot be redeemed until the lock-up period expired on December 31, 2010. At August 31, 2011 and November 30, 2010, investments representing approximately 2% and 3% respectively, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At August 31, 2011 and November 30, 2010, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(b)	This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions and distributions are received through the liquidation of the underlying assets of the funds. At August 31, 2011 and November 30, 2010, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(c)	This category includes investments in fund of funds that invest in various private equity funds. At August 31, 2011 and November 30, 2010, approximately 95% and 41%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. At August 31, 2011 we requested redemption for investments representing approximately 5% of fair value at August 31, 2011, however we are unable to estimate when these funds will be returned. At November 30, 2010, investments representing approximately 59% of the fair value were approved for redemption and the funds’ net asset values were received in the first quarter of 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(d)	At August 31, 2011 and November 30, 2010, investments representing approximately 81% and 74% respectively, include investments in private equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to ten years. At August 31, 2011, a fund that invests in Croatian companies represents approximately 19% of the total investment in private equity funds. At November 30, 2010, funds that invest in Croatian and Vietnamese companies represent approximately 26% of the total investment in private equity funds.

(e)	At August 31, 2011, this category included investments in funds that invest in various commodity futures contracts on futures exchanges and forward contracts, exchange-traded options on futures contracts and other commodity-related or commodity-linked financial instruments. These investments can be redeemed on the fifteenth and last calendar day of each month with prior written notice within five business days.

(f)	Fair value has been estimated using the net asset value derived from each of the funds’ partner capital statements.

(g)	Investments at fair value, in the Consolidated Statements of Financial Condition at August 31, 2011 and November 30, 2010 include $51.9 million and $26.9 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

(h)	Other Investments at November 30, 2010 included investments in closed-ended funds that invested in Vietnamese equity and debt instruments.
At August 31, 2011 and November 30, 2010, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

	August 31, 2011		November 30, 2010
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Exchange closing prices	10%	16%	9%	17%
Recently observed transaction prices	7%	2%	5%	2%
Data providers/pricing services	67%	74%	65%	60%
Broker quotes	1%	1%	12%	19%
Valuation techniques	15%	7%	9%	2%

	100%	100%	100%	100%

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended August 31, 2011 (in thousands):

	Three Months Ended August 31, 2011
							Change in
		Total gains/	Purchases,				unrealized gains/
		losses	sales,				(losses) relating to
		(realized and	settlements,	Transfers	Transfers	Balance,	instruments still held
	Balance,	unrealized)	and issuances,	into	out of	August 31,	at August 31, 2011
	May 31, 2011	(1)	net	Level 3	Level 3	2011	(1)
Assets:
Financial instruments owned:
Corporate equity securities	$18,230	$1,720	$2,631	$861	$(12,030)	$11,412	$(154)
Corporate debt securities	39,688	(4,069)	6,230	14,425	(1,044)	55,230	(7,349)
Collateralized debt obligations	84,046	(3,417)	9,325	19,029	(12,319)	96,664	(5,413)
Municipal securities	858	11	(183)	—	—	686	1
Sovereign obligations	—	—	128	—	—	128	—
Residential mortgage-backed securities	206,721	(12,527)	15,276	41,510	(79,461)	171,519	(12,917)
Commercial mortgage-backed securities	33,516	(3,652)	(292)	17,364	(6,741)	40,195	(3,690)
Other asset-backed securities	9,352	(329)	2,773	99	(8,417)	3,478	(329)
Loans and other receivables	261,056	710	(92,362)	27,077	(32,318)	164,163	(116)
Investments at fair value	71,008	2,397	19,045	11	(33)	92,428	(938)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$21	$—	$—	$—	$59	$20
Net derivatives (2)	2,739	696	—	—	11	3,446	687
Loans	6,398	(230)	5,290	—	—	11,458	(230)

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2011
During the three months ended August 31, 2011, transfers of assets of $120.4 million from Level 2 to Level 3 are primarily attributed to:
•	Non-agency residential mortgage-backed securities, collateralized debt obligations, and commercial mortgage backed securities due to less observable trading activity and vendor quotes that were not corroborated to market transactions;

•	Loans and other receivables due to lower number of contributors comprising vendor quotes to support classification in Level 2; and

•	Corporate debt securities due to lack of observable market transactions.
During the three months ended August 31, 2011, transfers of assets of $152.4 million from Level 3 to Level 2 are primarily attributed to:
•	Non-agency residential mortgage-backed securities, collateralized debt obligations, other asset-backed securities, and commercial mortgage backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions;

•	Loans and other receivables due to greater number of contributors comprising vendor quotes supporting classification into Level 2; and

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
•	Corporate equity securities due to announced market transactions or more observable market data on comparable securities used as a benchmark.
During the three months ended August 31, 2011 there were no transfers of liabilities from Level 2 to Level 3 and $.01 million transfers of liabilities from Level 3 to Level 2.
Net losses on Level 3 assets were $19.2 million and net losses on Level 3 liabilities were $0.5 million for the three months ended August 31, 2011. Net losses on Level 3 assets were primarily due to decreased valuations of various residential mortgage-backed securities, corporate debt, collateralized debt obligations, and commercial mortgage-backed securities, offset by sales of certain investments at fair value, corporate debt, and collateralized debt obligations.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the three months ended August 31, 2010 (in thousands):

	Three Months Ended August 31, 2010
							Change in
		Total gains/					unrealized gains/
		losses	Purchases,				(losses) relating to
	Balance,	(realized and	sales,	Transfers	Transfers	Balance,	instruments still held
	May 31,	unrealized)	settlements,	into	out of	August 31,	at August 31, 2010
	2010	(1)	and issuances	Level 3	Level 3	2010	(1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,918	$1,327	$2,751	$—	$(417)	$25,579	$(789)
Corporate debt securities	100,275	(714)	3,149	54	(1,480)	101,284	(813)
Collateralized debt obligations	21,957	(495)	352	4,492	—	26,306	(615)
U.S. issued municipal securities	436	(7)	—	—	—	429	(7)
Residential mortgage-backed securities	148,833	5,914	(8,770)	23,143	(1,281)	167,839	404
Commercial mortgage-backed securities	1,000	—	50	—	(1,000)	50	—
Other asset-backed securities	369	—	(369)	—	—	—	—
Loans and other receivables	145,181	(4,735)	(55,105)	—	—	85,341	(4,139)
Investments at fair value	72,297	8,060	(3,724)	2,723	—	79,356	9,145

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$58	$—	$96	$—
Corporate debt securities	14,365	(1,275)	(13,090)	—	—	—	—
Net derivatives (2)	1,271	523	—	—	(500)	1,294	523
Loans	68,242	—	(42,130)	—	—	26,112	—

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(3)	Net derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — derivatives.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the nine months ended August 31, 2011 (in thousands):

	Nine Months Ended August 31, 2011
							Change in
		Total gains/	Purchases,				unrealized gains/
		losses	sales,				(losses) relating to
	Balance,	(realized and	settlements,	Transfers	Transfers	Balance,	instruments still held
	November 30,	unrealized)	and issuances,	into	out of	August 31,	at August 31, 2011
	2010	(1)	net	Level 3	Level 3	2011	(1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$2,905	$(3,040)	$816	$(11,888)	$11,412	$(422)
Corporate debt securities	73,408	(487)	(22,533)	6,304	(1,462)	55,230	(5,906)
Collateralized debt obligations	31,121	10,423	54,351	779	(10)	96,664	9,632
Municipal securities	472	89	125	—	—	686	78
Sovereign obligations	—	—	128	—	—	128	—
Residential mortgage-backed securities	132,359	(8,354)	64,906	29,901	(47,293)	171,519	(25,284)
Commercial mortgage-backed securities	6,004	1,625	25,574	6,992	—	40,195	112
Other asset-backed securities	567	(604)	3,156	926	(567)	3,478	(604)
Loans and other receivables	227,596	2,476	(57,473)	9,006	(17,442)	164,163	(1,452)
Investments at fair value	77,784	9,326	8,421	—	(3,103)	92,428	6,495

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$21	$—	$—	$—	$59	$20
Net derivatives (2)	2,346	1,100	—	—	—	3,446	1,200
Loans	47,228	(230)	(35,540)	—	—	11,458	(230)

(1)	Realized and unrealized gains/ losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net Derivatives represent Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — Derivatives.
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2011
During the nine months ended August 31, 2011, transfers of assets of $54.7 million from Level 2 to Level 3 are primarily attributed to:
•	Non-agency residential mortgage-backed securities and commercial asset backed securities due to a tightening in the historical trading period used for corroborating market data and a greater scrutiny of vendor prices;

•	Loans and other receivables due to lower number of contributors comprising vendor quotes to support classification in Level 2; and

•	Corporate debt securities due to lack of observable market transactions.
During the nine months ended August 31, 2011, transfers of assets of $81.8 million from Level 3 to Level 2 are primarily attributed to:
•	Non-agency residential mortgage-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions;

•	Loans and other receivables due to greater number of contributors comprising vendor quotes supporting classification into Level 2; and

•	Corporate equity securities due to announced market transactions or more observable market data on comparable securities used as a benchmark.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
During the nine months ended August 31, 2011 there were no transfers of liabilities from Level 2 to Level 3 or from Level 3 to Level 2.
Net gains on Level 3 assets were $17.4 million and net losses on Level 3 liabilities were $0.9 million for the nine months ended August 31, 2011. Net gains on Level 3 assets were primarily due to sales or settlements of various residential mortgage-backed securities, corporate debt securities, loans and other receivables, investments at fair value, and corporate equity securities, increased valuations of certain collateralized debt obligations and investments at fair value, offset by decreased valuations of certain residential mortgage-backed securities and corporate debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the eight months ended August 31, 2010 (in thousands):

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
The following table presents the fair value and related number of derivative contracts at August 31, 2011 and November 30, 2010 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

	August 31, 2011
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$417,666	93,251	$512,254	134,486
Foreign exchange contracts	501,063	105,139	546,885	109,033
Equity contracts	951,232	2,329,567	665,190	2,090,700
Commodity contracts	595,268	172,621	749,278	181,285
Credit contracts	60,331	85	41,834	58

Total	2,525,560	2,700,663	2,515,441	2,515,562

Counterparty/cash-collateral netting	(1,609,418)		(1,919,499)

Total per Consolidated Statement of Financial Condition	$916,142		$595,942

	November 30, 2010
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts	$77,295	41,166	$126,281	43,243
Foreign exchange contracts	20,263	1,165	17,004	290
Equity contracts	275,760	1,166,365	249,229	1,133,464
Commodity contracts	62,727	103,562	76,911	35,071
Credit contracts	19,835	18	15,647	15

Total	455,880	1,312,276	485,072	1,212,083

Counterparty/cash-collateral netting	(336,612)		(425,520)

Total per Consolidated Statement of Financial Condition	$119,268		$59,552

The following table presents unrealized and realized gains and losses on derivative contracts for the three months ended August 31, 2011 and 2010, respectively, and the nine and eight months ended August 31, 2011 and 2010, respectively (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Interest rate contracts	$(103,572)	$(90,599)	$(190,800)	$(127,358)
Foreign exchange contracts	2,200	(1,185)	(5,981)	(369)
Equity contracts	(74,564)	(14,345)	(178,433)	(61,613)
Commodity contracts	8,512	2,231	41,102	5,963
Credit contracts	11,383	449	17,123	(50,313)

Total	$(156,041)	$(103,449)	$(316,989)	$(233,690)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of August 31, 2011 (in thousands):

	OTC derivative assets (1) (2) (4)
			Greater Than	Cross-Maturity
	0 - 12 Months	1 - 5 Years	5 Years	Netting (3)	Total
Commodity swaps, options and forwards	$102,889	$11,396	$—	$(782)	$113,503
Equity options	17,992	—	—	—	17,992
Credit default swaps	468	33,476	11,381	(263)	45,062
Total return swaps	518	17	—	—	535
Foreign currency forwards, swaps and options	191,540	36,420	3	(9,973)	217,990
Fixed income forwards	92	—	—	—	92
Interest rate swaps and caps	46,301	88,646	142,426	(14,560)	262,813

Total	$359,800	$169,955	$153,810	$(25,578)	657,987

Cross product counterparty netting					(17,588)

Total OTC derivative assets included in Financial instruments owned					$640,399

(1)	At August 31, 2011, we held exchange traded derivative assets and other credit enhancements of $308.0 million.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At August 31, 2011, cash collateral received was $32.2 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	OTC derivative liabilities (1)(2)(4)
			Greater Than	Cross-Maturity
	0 - 12 Months	1 - 5 Years	5 Years	Netting (3)	Total
Commodity swaps, options and forwards	$258,951	$15,251	$—	$(782)	$273,420
Equity options	11,079	1,895	—	—	12,974
Credit default swaps	1,001	23,309	—	(263)	24,047
Total return swaps	—	1,443	—	—	1,443
Foreign currency forwards, swaps and options	238,109	37,407	—	(9,973)	265,543
Interest rate swaps and caps	47,157	164,399	167,734	(14,560)	364,730

Total	$556,297	$243,704	$167,734	$(25,578)	942,157

Cross product counterparty netting					(17,588)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$924,569

(1)	At August 31, 2011, we held exchange traded derivative liabilities and other credit enhancements of $13.7 million.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At August 31, 2011, cash collateral pledged was $342.3 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.
At August 31, 2011, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A or higher	$439,724
B to BBB	185,906
Lower than B	6,982
Unrated	7,787

Total	$640,399

(1)	We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we may utilize internal credit ratings determined by our credit risk management. Credit ratings determined by credit risk management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2011 and November 30, 2010, is $239.0 million and $51.8 million, respectively, for which we have posted collateral of $221.5 million and $44.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2011 and November

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
30, 2010, we would have been required to post an additional $17.5 million and $6.5 million, respectively, of collateral to our counterparties.
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
We receive securities as collateral in connection with resale agreements, securities borrowings and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate securities received as collateral. These securities maybe used to secure repurchase agreements, enter into security lending or derivative transactions or cover short positions. At August 31, 2011 and November 30, 2010, the approximate fair value of securities received as collateral by us that may be sold or repledged was approximately $25.9 billion and $22.3 billion, respectively. At August 31, 2011 and November 30, 2010, a substantial portion of the securities received by us had been sold or repledged.
We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge these securities, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At August 31, 2011 and November 30, 2010, $40.4 million and $48.6 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
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
Note 8. Securitization Activities and Variable Interest Entities
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
Our continuing involvement in securitization vehicles to which we have transferred assets is limited to holding beneficial interests in these vehicles (i.e., securities issued by these vehicles), which are included within Financial instruments owned on the Consolidated Statements of Financial Condition, and servicing rights over certain

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
transferred assets (i.e., project loans), which are included within Other assets on the Consolidated Statements of Financial Condition. We apply fair value accounting to the securities and the servicing rights are amortized over the period of the estimated net servicing income. We have not provided financial or other support to these securitization vehicles during the nine months ended August 31, 2011 and eight months ended August 31, 2010. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at August 31, 2011 and November 30, 2010. Although not obligated, we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities.
During the three and nine months ended August 31, 2011, we transferred assets of $2,337.7 million and $8,988.2 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $1,922.7 million and $7,421.1 million, respectively, beneficial interests of $434.6 million and $1,624.3 million, respectively, servicing rights of $0.3 million and $0.3 million, respectively, and recognized Net revenues of $17.0 million and $45.2 million, respectively. During the three and eight months ended August 31, 2010, we transferred assets of $3,236.8 million and $8,493.9 million, respectively, as part of our securitization activities in which we had continuing involvement, received cash proceeds of $2,710.7 million and $6,982.0 million, respectively, beneficial interests of $543.0 million and $1,579.9 million, respectively, servicing rights of $-0- and $0.1 million, respectively, and recognized Net revenues of $12.3 million and $63.8 million, respectively. These transfers were accounted for as sales of assets. Assets received in the form of securities issued in these transfers were initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Financial Instruments.
The following tables present the total information regarding securitization vehicles to which we, acting as transferor, have transferred assets and for which we received sale accounting treatment at August 31, 2011 and November 30, 2010 (in millions):

	Assets obtained		As of August 31, 2011
Securitization Type	as proceeds		Total Assets (4)	Assets Retained
Residential mortgage-backed securities	$1,490.1	(3)	$7,097.2	$679.8	(1)(2)
Commercial mortgage-backed securities	134.2	(3)	3,076.4	73.0	(1)(2)
Project loans	0.3	(5)	90.0	0.3	(6)

(1)	At August 31, 2011, the securities issued in these securitizations are comprised of government agency-backed securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of September 30, 2011, we continue to hold approximately $403.9 million and $53.4 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Represents unpaid principal amount of assets in the securitization vehicles.

(5)	Initial fair value of servicing rights received on transferred project loans.

(6)	Represents amortized servicing rights on transferred project loans.

	Assets obtained		As of November 30, 2010
Securitization Type	as proceeds		Total Assets (6)	Assets Retained
Residential mortgage-backed securities	$2,203.1	(3)	$6,549.5	$684.7	(1)(2)
Commercial mortgage-backed securities	105.7	(3)	2,005.4	40.4	(1)(2)
Project loans	0.1	(4)	107.8	0.1	(5)

(1)	At November 30, 2010, the securities issued in these securitizations are comprised of government agency-backed securities.

(2)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of September 30, 2011, we continue to hold approximately $60.9 million and $28.6 million of these Residential mortgage- backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(3)	Initial fair value of securities received on date of asset transfer that were issued by securitization vehicles.

(4)	Initial fair value of servicing rights received on transferred project loans.

(5)	Represents amortized servicing rights on transferred project loans.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

(6)	Represents unpaid principal amount of assets in the securitization vehicles.
The following table presents cash flows received during the three and nine months ended August 31, 2011 and three and eight months ended August 31, 2010 related to securitization vehicles to which we have transferred assets and received sale accounting (in millions):

			Nine Months	Eight Months
	Three Months Ended (1)		Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011 (1)	2010 (1)
Residential mortgage-backed securities	$24.8	$11.5	$55.3	$26.3
Commercial mortgage-backed securities	2.0	0.7	4.0	0.9

(1)	There were no beneficial interests held on project loans for the three and nine months ended August 31, 2011. Cash flows received on beneficial interests in securitization vehicles of project loans were de minimis for the three and eight months ended August 31, 2010.
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

	August 31, 2011			November 30, 2010
		Mortgage- and			Mortgage- and
		Asset-backed			Asset-backed
	High Yield	Securitizations	Other	High Yield	Securitizations	Other
Cash	$283.7	$—	$0.3	$202.6	$—	$—
Financial instruments owned	779.2	11.6	7.3	889.8	101.4	21.0
Securities borrowed	238.9	—	—	455.8	—	—
Receivable from brokers and dealers	177.8	—	—	195.5	—	—
Other	24.7	—	—	11.6	0.1	—

	$1,504.3	$11.6	$7.6	$1,755.3	$101.5	$21.0

Financial instruments sold, not yet purchased	$383.6	$—	$—	$602.6	$—	$—
Payable to brokers and dealers	134.5	—	—	157.1	—	—
Mandatorily redeemable interests (1)	1,047.9	—	—	1,047.9	—	—
Promissory note (2)	—	—	4.1	—	—	4.4
Secured financing (3)	—	11.6	—	—	101.4	—
Other	36.9	—	0.3	36.3	0.1	—

	$1,602.9	$11.6	$4.4	$1,843.9	$101.5	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries in the Consolidated Statements of Financial Condition was approximately $313.1 million and $315.9 million at August 31, 2011 and November 30, 2010, respectively.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Approximately $8.9 million and $15.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at August 31, 2011 and November 30, 2010, respectively.
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
At August 31, 2011 and November 30, 2010, the carrying amount of our variable interests was $324.9 million and $328.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.
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
During the quarter, we sold beneficial interests in a mortgage-backed securitization vehicle for which we were previously the primary beneficiary. Upon the sale of our beneficial interests in this vehicle, we determined that we are no longer the primary beneficiary of this vehicle as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to this vehicle. As such, we deconsolidated this mortgage-backed securitization vehicle during the third quarter.
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
VIEs Where We Have a Variable Interest
We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the nine months ended August 31, 2011 or eleven months ended November 30, 2010 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at August 31, 2011 and November 30, 2010.
We have aggregated certain nonconsolidated VIEs based upon principal business activity. The following tables present the total assets of nonconsolidated VIEs in which we hold variable interests, our maximum exposure to loss from these nonconsolidated VIEs, and the carrying amount of our interests in these nonconsolidated VIEs at August 31, 2011and November 30, 2010 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	August 31, 2011
		Maximum exposure
		to loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,794.1	$45.5	(2)	$45.5
Mortgage- and asset-backed vehicles — Non-agency (1)	92,722.8	847.6	(2)	847.6
Mortgage- and asset-backed vehicles — Agency (1)	7,296.5	2,090.7	(2)	2,090.7
Asset management vehicle	1,167.1	3.0	(2)	3.0
Private equity vehicles	96.3	131.5		64.0

Total	$103,076.8	$3,118.3		$3,050.8

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at August 31, 2011.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.

	November 30, 2010
		Maximum exposure
		to loss in non-
	VIE Assets	consolidated VIEs		Carrying Amount
Collateralized loan obligations	$1,937.8	$35.3	(2)	$35.3
Mortgage- and asset-backed vehicles — Non-agency (1)	91,285.1	852.1	(2)	852.1
Mortgage- and asset-backed vehicles — Agency (1)	7,464.8	1,840.9	(2)	1,840.9
Asset management vehicle	760.4	18.1	(2)	18.1
Private equity vehicles	63.9	131.0		49.7

Total	$101,512.0	$2,877.4		$2,796.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2010.

(2)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment.
Collateralized Loan Obligations. We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus, we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The debt securities are accounted for at fair value and are included in Financial instruments owned at August 31, 2011 and November 30, 2010 on our Consolidated Statements of Financial Condition. The carrying amount of the debt securities was $12.4 million and $8.8 million at August 31, 2011 and November 30, 2010, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.
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
Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of August 31, 2011 and November 30, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. The equity interests are accounted for on the equity method and included in Investments in managed funds on our Consolidated Statements of Financial Condition.
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”). As of August 31, 2011 and November 30, 2010, we funded approximately $17.9 million and $9.3 million, respectively, of our commitment. The USA Fund has assets consisting primarily of private equity and equity related investments. Our investment in the USA Fund is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $17.6 million and $9.1 million at August 31, 2011 and November 30, 2010, respectively. Our exposure to loss is limited to our equity commitment.
We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”). JEP IV has assets consisting primarily of private equity and equity related investments. Our variable interests in JEP IV consist of an equity investment and a loan commitment. Our equity investment in JEP IV is accounted for on the equity method and included in Investments in managed funds in our Consolidated Statements of Financial Condition. The carrying amount of our equity investment was $2.8 million and $1.8 million at August 31, 2011 and November 30, 2010, respectively. During the fourth quarter of 2010, we repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV in an aggregate principal amount of up to $54.0 million. As of August 31, 2011 and November 30, 2010, we funded approximately $43.6 million and $38.8 million, respectively, of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment.
Note 9. Jefferies Finance LLC
On October 7, 2004, we entered into an agreement with Babson Capital Management LLC (“Babson Capital”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) to form Jefferies Finance, LLC (“JFIN”), a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. JFIN is a commercial finance company whose primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. JFIN can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. JFIN also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.
On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million committed by each partner. Including the incremental $250 million from each partner, the total committed equity capital of JFIN is $1.0 billion. As of August 31, 2011, we have funded $107.5 million of our aggregate $500 million commitment, leaving $392.5 million unfunded.
In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support the loan underwritings by JFIN. The Secured Revolving Credit Facility bears interest based

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
on the interest rates of the related JFIN underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At August 31, 2011, we have funded $194.7 million of our $500 million commitment.
Our total commitment under a revolving line of credit increased from $150 million to $500 million during the first quarter of 2011 and was scheduled to renew on September 4, 2011, was terminated on March 1, 2011. At November 30, 2010, the amount funded under the revolving line of credit was $-0-.
Our investment in JFIN is accounted for under the equity method of accounting and is included in Other investments in the Consolidated Statements of Financial Condition. Equity method gains and losses on JFIN are included in Equity income in the Consolidated Statements of Earnings.
The following is a summary of selected financial information for JFIN as of August 31, 2011 and November 30, 2010 (in millions):

	August 31,	November 30,
	2011	2010
Total assets	$1,369.6	$890.4
Total liabilities	975.2	566.4
Total equity	394.4	324.0
Our total equity balance	197.2	162.0
JFIN’s net earnings were $10.5 million and $18.0 million for the three months ended August 31, 2011 and 2010, respectively, and $69.3 million and $48.2 million for the nine months ended August 31, 2011 and the eight months ended August 31, 2010, respectively.
During the nine months ended August 31, 2011, we purchased participation certificates in loans originated by JFIN of $477.2 million, which were subsequently redeemed in full during the same period.
We engage in debt capital markets transactions with JFIN related to the originations of loans by JFIN. In connection with such transactions, we earned fees of $16.6 million and $8.0 million during the three months ended August 31, 2011 and 2010, respectively, and $52.0 million and $19.0 million during the nine months ended August 31, 2011 and the eight months ended August 31, 2010, respectively. In addition, in relation to these transactions we also paid fees to JFIN of $2.9 million and $1.7 million during the three months ended August 31, 2011 and 2010, respectively, and $9.3 million and $12.2 million during the nine months ended August 31, 2011 and the eight months ended August 31, 2010, respectively.
Note 10. Goodwill and Other Intangible Assets
Goodwill
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Nine Months
Ended
August 31, 2011
Balance, at beginning of period	$364,964
Add: Contingent consideration	825
Add: Translation adjustments	1,034

Balance, at end of period	$366,823

Contingent consideration recorded during the nine months ended August 31, 2011 relates to the lapse of certain conditions as specified in the purchase agreements associated with the acquisition of LongAcre Partners in 2007. During the three months ended August 31, 2011, a payment of $754,000 for contingent consideration was made to the selling owners of LongAcre Partners, which was accrued to goodwill in previous periods.
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
All goodwill is assigned to our Capital Markets segment and is expected to be deductible for tax purposes.
Intangible Assets
The following table presents the gross carrying amount, accumulated depreciation and net carrying amount of identifiable intangible assets and weighted average amortization period as of August 31, 2011 and November 30, 2010 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	August 31, 2011
				Weighted
				average
		Accumulated	Net carrying	remaining
	Gross cost	amortization	amount	lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,425)	8,117	6.8
Trade name	1,300	(144)	1,156	1.3
Other	100	(7)	93	14.0

	$23,161	$(2,576)	$20,585

	November 30, 2010
				Weighted
				average
		Accumulated	Net carrying	remaining
	Gross cost	amortization	amount	lives (years)
Customer relationships	$4,742	$(1,726)	$3,016	4.2
Other	100	(2)	98	14.8

	$4,842	$(1,728)	$3,114

The aggregate amortization expense for the three months and nine months ended August 31, 2011 was $0.4 million and $0.8 million, respectively, and for the three and eight months ended August 31, 2010 was $0.2 million and $0.5 million, respectively. Amortization expense is included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for fiscal years ended November 30, 2011 through 2016 are as follows (in thousands):

Estimated future
amortization
Fiscal Year	expense
2011 (Period from September to November)	$570
2012	2,203
2013	1,243
2014	853
2015	695
2016	695
Mortgage Servicing Rights
We hold servicing rights to certain military housing mortgage loans, which are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $1.0 million and $2.9 million during the three and nine months ended August 31,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
2011, respectively, and $0.9 million and $2.6 million during the three and eight months ended August 31, 2010, respectively.
The following presents the activity in the balance of these servicing rights for the nine months ended August 31, 2011 and eleven months ended November 30, 2010 (in thousands):

	Nine Months	Eleven Months
	Ended	Ended
	August 31, 2011	November 30, 2010
Balance, beginning of period	$8,263	$8,500
Add: Acquisition	347	87
Less: Amortization	(278)	(324)

Balance, end of period	$8,332	$8,263

We estimate the fair value of these servicing rights was $15.8 million and $16.1 million at August 31, 2011 and November 30, 2010, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.
Note 11. Short-Term Borrowings
Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of August 31, 2011 and November 30, 2010. Average daily bank loans for the nine months ended August 31, 2011 and the eleven months ended November 30, 2010 were $16.0 million and $23.8 million, respectively.
In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited entered into a $1.0 billion revolving credit facility with Prudential with an expiry date of September 29, 2011. The borrowings under the facility were used to provide working capital for the Global Commodities Group. The credit facility contains financial covenants that significantly restrict the ability of the borrowers to pay dividends and make other payments or advances to Jefferies Group, Inc. or our other subsidiaries. Borrowings outstanding under the credit facility were $353.0 million at August 31, 2011. On September 16, 2011, the credit facility with Prudential was terminated and repaid in full.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 12. Long-Term Debt
Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at August 31, 2011 and November 30, 2010 (in thousands):

	August 31,	November 30,
	2011	2010
7.75% Senior Notes, due 2012 (effective interest rate of 8.08%) (1)	$305,232	$305,969
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	249,234	249,048
3.875% Senior Note, due 2015 (effective interest rate of 3.92%)	499,140	499,000
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	348,997	348,854
5.125% Senior Notes, due 2018 (effective interest rate of 5.18%)	797,342	—
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	707,977	708,529
6.875% Senior Note, due 2021 (effective interest rate of 6.99%)	545,737	545,510
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,633	346,544
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	287,944	282,577
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,742	492,650

	$4,580,978	$3,778,681

(1)	Our 7.75% Senior Notes, due in 2012, are payable in March 2012.
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
We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture currently convertible into 26.0754 shares of our common stock (equivalent to a conversion price of approximately $38.35 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. There were no borrowings outstanding under the Credit Facility at August 31, 2011.
Note 13. Mandatorily Redeemable Convertible Preferred Stock
In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of August 31, 2011, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.
Note 14. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Noncontrolling Interests
Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents our noncontrolling interests at August 31, 2011 and November 30, 2010 (in thousands):

	August 31, 2011	November 30, 2010
JSOP	$279,033	$282,469
JESOP	32,277	32,645
Other (1)	5,643	17,862

Noncontrolling interests	$316,953	$332,976

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.
Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity on our Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three and nine months ended August 31, 2011 and three and eight months ended August 31, 2010, respectively, because all other comprehensive income or loss is attributed to us.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries
Certain interests in consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument and require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held by third parties in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements and are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $313.1 million and $315.9 million at August 31, 2011 and November 30, 2010, respectively.
Note 15. Benefit Plans
Jefferies Employees’ Pension Plan
We have a defined benefit pension plan, Jefferies Employees’ Pension Plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974 and covers certain of our employees. Benefits are based on years of service and the employee’s career average pay. Our funding policy is to contribute to the plan at least the minimum amount required for funding purposes under the Internal Revenue Code. If the difference between the actual return on plan assets and the expected return on plan assets exceeds 10% of the greater of the market-related value of plan assets or projected plan liabilities, the excess net gain or loss is amortized as a component of net periodic pension cost. Effective December 31, 2005, benefits under the pension plan have been frozen. Accordingly, there are no further benefit accruals for future service after December 31, 2005.
The components of our net periodic pension cost for the three months ended August 31, 2011 and 2010 and the nine and eight months ended August 31, 2011 and 2010, respectively (in thousands), are as follows:

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
Net pension cost included the following components:
Service cost (1)	$44	$50	$131	$134
Interest cost on projected benefit obligation	591	603	1,774	1,630
Expected return on plan assets	(644)	(644)	(1,933)	(1,738)
Net loss amortization	223	171	671	464

Net periodic pension cost	$214	$180	$643	$490

(1)	Service cost relates to administrative expenses incurred during the periods.
We contributed $2.0 million and $2.0 million to our pension plan during the three and nine months ended August 31, 2011, respectively. We do not anticipate making further contributions to the plan during the remainder of the fiscal year.
German Pension Plan
In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, we acquired a German defined benefits pension plan for the benefit of eligible employees in that territory and a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities as part of

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
purchase accounting. The German pension plan is reinsured by insurance contracts held in the name of Jefferies Bache Limited with multi-national insurers. The investment in these insurance contracts are recognized in Financial instruments owned — Investments at fair value in the Consolidated Statements of Financial Condition at August 31, 2011. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) will be met in full by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
Our net periodic pension cost for the two months ended August 31, 2011 was $190,000, comprised of service cost and interest cost on the projected benefit obligation of $6,000 and $184,000, respectively. We did not contribute to the plan during the two months ended August 31, 2011 and do not anticipate making a contribution during the remainder of the fiscal year.
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
Total compensation cost related to share-based compensation plans was $49.8 million and $33.4 million for the three months ended August 31, 2011 and 2010, respectively, and $160.7 million and $92.8 million for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively. The net tax (deficiency) benefit related to share-based compensation plans recognized in additional paid-in capital was ($0.8) million and $0.1 million during the three months ended August 31, 2011 and 2010, respectively, and $31.6 million and $2.8 million during the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $33.3 million and $2.1 million related to share-based compensation in cash flows from financing activities for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively. Effective for the year ended November 30, 2010, we changed our tax year end to coincide with the recent change in our fiscal year end. As a result of this change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, approximately $20.9 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010; including $15.4 million of net tax benefit related to share-based compensation initially recorded to additional paid-in capital in the three months ended March 31, 2010 and reversed upon our change in fiscal year end in the second quarter 2010. Additionally, we expect to recognize a net tax benefit of $26.2 million related to share-based compensation awards that vested during January through August 2011 in additional paid-in capital during the three month period ending February 29, 2012.
As of August 31, 2011, we had $185.1 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.3 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.
In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.
The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and nine months ended August 31, 2011 and three and eight months ended August 31, 2010:

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
We grant restricted stock and restricted stock units as part of year-end compensation. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $37.5 million and $21.0 million for the three months ended August 31, 2011 and 2010, respectively, and $112.5 million and $64.0 million for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively, related to restricted stock and restricted stock units expected to be granted as part of our year-end compensation.
In addition to year end compensation awards, we grant restricted stock and restricted stock units to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and restricted stock units are granted to certain senior executives with both performance and service conditions. We amortize these awards granted to senior executives over the service period as we have determined it is probable that the performance condition will be achieved.
The total compensation cost associated with restricted stock and restricted stock units amounted to $49.6 million and $33.1 million for the three months ended August 31, 2011 and 2010, respectively, and $159.0 million and $91.5 million for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively. Total compensation cost includes estimated year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The following table details the activity of restricted stock:

	Nine Months Ended	Weighted Average Grant
	August 31, 2011	Date Fair Value
	(Shares in 000s)
Restricted stock
Balance, beginning of period	4,918	$22.82
Grants (1)	2,798	$22.96
Forfeited	(55)	$23.29
Fulfillment of service requirement (1)	(1,307)	$22.41

Balance, end of period (2)	6,354	$22.96

(1)	Includes approximately 444,000 shares of restricted stock granted with no future service requirements during the nine months ended August 31, 2011. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $23.53.

(2)	Represents restricted stock with a future service requirement.
The following table details the activity of restricted stock units:

			Weighted
	Nine Months Ended		Average Grant
	August 31, 2011		Date Fair Value
	(Shares in 000s)
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Restricted stock units
Balance, beginning of period	3,998	24,730	$24.04	$14.74
Grants	1,356	303 (1)	$21.13	$21.78
Distribution of underlying shares	—	(4,953)	$—	$16.28
Forfeited	(16)	(279)	$16.54	$19.23
Fulfillment of service requirement	(301)	301	$20.06	$20.06

Balance, end of period	5,037	20,102	$23.53	$14.47

(1)	Includes approximately 280,000 dividend equivalents declared on restricted stock units during the nine months ended August 31, 2011. The weighted average grant date fair value of these dividend equivalents was approximately $21.60.
The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the nine months ended August 31, 2011 and eight months ended August 31, 2010 was $27.0 million and $8.5 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $11.0 million and $3.4 million during the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively.
Stock Options
The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the nine months ended August 31, 2011 is presented below (amounts in thousands, except per share data):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

	Nine Months Ended
(Shares in 000s)	August 31, 2011
		Weighted
		Average
	Options	Exercise Price
Outstanding at beginning of period	26	$9.89
Exercised	(12)	$8.03

Outstanding at end of period	14	$11.44

Options exercisable at end of period	14	$11.44
The total intrinsic value of stock options exercised during the nine months ended August 31, 2011 and eight months ended August 31, 2010 was $161,000 and $449,000, respectively. Cash received from the exercise of stock options during the nine months ended August 31, 2011 and eight months ended August 31, 2010 totaled $95,000 and $108,000, respectively. During the nine months ended August 31, 2011, we realized a tax benefit of $181,000 related to stock option exercises that occurred during the eleven months ended November 30, 2010; including $99,000 of tax benefits related to stock options exercises initially recorded to additional paid-in capital during the three months ended March 31, 2010 and reversed upon our change in fiscal year end in the second quarter 2010 (see above for discussion on the timing of certain deductions as a result of our change in year-end). We did not realize a tax benefit related to stock options exercised during the nine months ended August 31, 2011, and expect to realize a tax benefit of $60,000 related to these exercises during the first quarter 2012. There was no tax benefit related to stock options realized during the eight months ended August 31, 2010.
The table below provides additional information related to stock options outstanding at August 31, 2011:
Dollars and shares in thousands, except per share data

	Outstanding,
	Net of Expected	Options
August 31, 2011	Forfeitures	Exercisable
Number of options	14	14
Weighted-average exercise price	11.44	11.44
Aggregate intrinsic value	70	70
Weighted-average remaining contractual term, in years	1.11	1.11
At August 31, 2011, tax benefits expected to be recognized in equity upon exercise of vested options are approximately $26,000.
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
Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statement of Earnings, was $0.2 million and $0.3 million for the three months ended August 31, 2011 and 2010, respectively, and $1.5 million and $1.2 million for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively.

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
Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $45,000 and $22,000 for the three months ended August 31, 2011 and 2010, respectively, and $244,000 and $88,000 for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively. As of August 31, 2011, there were approximately 2,368,000 shares issuable under the DCP Plan.
Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three and nine months ended August 31, 2011 and three and eight months ended August 31, 2010.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.0 million and $0.9 million for the three months ended August 31, 2011 and 2010, respectively, and $5.4 million and $4.3 million for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively,
Deferred Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years. We amortize these awards to compensation expense over the relevant service period. At August 31, 2011 and November 30, 2010, the remaining unamortized amount of these awards was $236.9 million and $104.1 million, respectively.
Note 17. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three and nine months ended August 31, 2011 and the three and eight months ended August 31, 2010 (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Earnings for basic earnings per common share:
Net earnings	$54,010	$42,625	$240,755	$162,817
Net (loss) earnings to noncontrolling interests	(14,265)	(2,129)	4,523	1,865

Net earnings to common shareholders	68,275	44,754	236,232	160,952
Less: Allocation of earnings to participating securities (1)	3,410	1,674	11,136	5,452

Net earnings available to common shareholders	$64,865	$43,080	$225,096	$155,500

Earnings for diluted earnings per common share:
Net earnings	$54,010	$42,625	$240,755	$162,817
Net (loss) earnings to noncontrolling interests	(14,265)	(2,129)	4,523	1,865

Net earnings to common shareholders	68,275	44,754	236,232	160,952
Add: Convertible preferred stock dividends (2)	1,016	—	3,047	2,708
Less: Allocation of earnings to participating securities (1)	3,415	1,674	11,116	5,465

Net earnings available to common shareholders	$65,876	$43,080	$228,163	$158,195

Shares:
Average common shares used in basic computation	218,426	195,601	209,544	196,943
Stock options	5	11	9	14
Mandatorily redeemable convertible preferred stock (2)	4,110	—	4,108	4,105
Convertible debt	—	—	—	—

Average common shares used in diluted computation	222,541	195,612	213,661	201,062

Earnings per common share:
Basic	$0.30	$0.22	$1.07	$0.79
Diluted	$0.30	$0.22	$1.07	$0.79

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 11,239,000 and 7,661,000 for the three months ended August 31, 2011 and 2010, respectively, and 10,297,000 and 6,797,000 for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively. Dividends declared on participating securities during the three and nine months ended August 31, 2011 amounted to approximately $934,000 and $2,414,000, respectively, and $559,000 and $1,621,000 for the three and eight months ended August 31, 2010, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

(2)	For the three months ended August 31, 2010, the mandatorily redeemable convertible preferred stock of 4,105,138 outstanding at August 31, 2010 was considered anti-dilutive and therefore excluded in the computation of Diluted earnings per share for that period.
Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 12, Long-term debt, and the governing provisions of the Delaware General Corporation Law.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter
2011	$0.075	$0.075	$0.075
2010	$0.075	$0.075	$0.075
On September 20, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on November 15, 2011 to stockholders of record as of October 17, 2011.
Note 18. Income Taxes
As of August 31, 2011 and November 30, 2010, we had approximately $70.8 million and $52.9 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate in future periods was $47.3 million and $34.3 million (net of federal benefit of state taxes) at August 31, 2011 and November 30, 2010, respectively.
We are currently under examination by the Internal Revenue Service and other tax authorities in jurisdictions in which we have significant business operations. We do not expect that conclusion of these examinations will have a material effect on the Consolidated Statement of Financial Condition, but could have a material impact on the Consolidated Statement of Earnings for the period in which resolution occurs. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2008
New Jersey	2006
New York State	2001
New York City	2003
We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of August 31, 2011 and November 30, 2010, we have accrued interest related to unrecognized tax benefits of approximately $10.2 million and $6.4 million, respectively. No material penalties were required to be accrued at August 31, 2011 and November 30, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 19. Commitments, Contingencies and Guarantees
The following table summarizes our commitments and guarantees at August 31, 2011 (in millions):

	Expected Maturity Date
			2013	2015	2017	Notional/
			and	and	and	Maximum
	2011	2012	2014	2016	Later	Payout
Equity commitments	$0.5	$0.2	$7.6	$2.9	$631.1	$642.3
Loan commitments	33.2	12.1	381.0	67.6	33.0	526.9
Mortgage-related commitments	542.4	23.6	815.9	—	—	1,381.9
Forward starting repos	0.2	—	—	—	—	0.2
Derivative contracts:
Derivative contracts — non credit related	13,681.8	12,499.3	50,550.6	—	—	76,731.7
Derivative contracts — credit related	10.0	—	392.0	586.2	40.0	1,028.2

Total derivative contracts	13,691.8	12,499.3	50,942.6	586.2	40.0	77,759.9

	$14,268.1	$12,535.2	$52,147.1	$656.7	$704.1	$80,311.2

The following table summarizes the external credit ratings of the underlyings or referenced assets for credit related guarantees and derivatives (in millions):

	External Credit Rating
				Below		Notional/
	AAA/			Investment		Maximum
	Aaa	AA/Aa	BBB/Baa	Grade	Unrated	Payout
Loan commitments	$—	$30.0	$73.0	$54.1	$369.8	$526.9

Derivative contracts- credit related:
Index credit default swaps	20.0	345.0	—	412.0	251.2	1,028.2

Total credit related commitments	$20.0	$375.0	$73.0	$466.1	$621.0	$1,555.1

The table below shows our credit exposure from our lending commitments, including funded amounts, as of August 31, 2011. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Corporate Lending Commitments and Funded Loans at August 31, 2011

				Total	Corporate	Corporate
				Corporate	Lending	Lending
			Greater Than	Lending	Exposure at	Commitments
Credit Ratings	0 - 12 Months	1 - 5 Years	5 Years	Exposure (1)	Fair Value (2)	(3)
A	$10.0	$—	$20.0	$30.0	$—	$30.0
BBB	32.7	43.3	8.0	84.0	11.0	73.0
Non-investment grade	42.1	38.7	—	80.8	26.7	54.1
Unrated	31.3	635.5	—	666.8	297.0	369.8

Total	$116.1	$717.5	$28.0	$861.6	$334.7	$526.9

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $337.1 million of funded loans included in Financial instruments owned — Loans and $(2.4) million of lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of August 31, 2011.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.
Equity Commitments. On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form JFIN, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Loans are originated primarily through the investment banking efforts of Jefferies with Babson Capital providing primary credit analytics and portfolio management services. The total committed equity capitalization by the partners to JFIN was $500 million as of November 30, 2010. On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million committed by each partner. As a result, the new total committed equity capitalization to JFIN is $1 billion as of August 31, 2011. As of August 31, 2011, we have funded $107.5 million of our aggregate $500 million commitment leaving $392.5 million unfunded.
As of August 31, 2011, we have an aggregate commitment to invest additional equity of approximately $5.7 million in Jefferies Capital Partners IV L.P. and its related parallel fund, and an aggregate commitment to invest an additional $64.7 million in Jefferies Capital Partners V L.P. and its related parallel funds.
On February 23, 2011, we entered an agreement with the Government of Singapore Investment Corporation (“GIC”) and LoanCore LLC to form Jefferies LoanCore LLC, a new joint venture commercial real estate finance company with $600 million in initial equity commitments. Jefferies LoanCore LLC will originate commercial real estate debt. As of August 31, 2011, we have funded $117.5 million of our aggregate $291 million commitment leaving $173.5 million unfunded.
As of August 31, 2011, we had other equity commitments to invest up to $6.0 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of August 31, 2011, we had $211.2 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives in the Consolidated Statement of Financial Condition was $(2.4) million and $0.1 million at August 31, 2011 and November 30, 2010, respectively.
On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with JFIN, to be funded equally, to support loan underwritings by JFIN. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of August 31, 2011, we have funded $194.7 million of the aggregate principal balance and $305.3 million of our commitment remained unfunded.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
We entered into a credit agreement with Jefferies Employee Partners IV, LLC, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $54.0 million. As of August 31, 2011, we funded approximately $43.6 million of the aggregate principal balance, which is included in Other investments in our Consolidated Statements of Financial Condition and $10.4 million of our commitment remained unfunded.
Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded as derivatives in the Consolidated Statement of Financial Condition was $4.0 million at August 31, 2011.
Forward Starting Repos. We enter into commitments to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government, agency and municipal securities.
Derivative Contracts. We disclose certain derivative contracts meeting the definition of a guarantee under GAAP. Such derivative contracts include credit default swaps and written equity put options. At August 31, 2011, the maximum payout value of derivative contracts deemed to meet the definition of a guarantee was approximately $77,759.9 million. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts overstate our expected payout. At August 31, 2011, the fair value of such derivative contracts approximated $(312.9) million. In addition, the derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative contracts meeting the definition of a guarantee consistent with our risk management policies.
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
Note 20. Net Capital Requirements
As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache Securities, LLC (formerly Prudential Bache Securities, LLC) are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache Securities, LLC have elected to use the alternative method permitted by Rule 15c3-1. Additionally, Jefferies and Jefferies Bache, LLC are registered as Futures Commission Merchants and subject to Rule 1.17 of the Commodities Futures Trading

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mecantile Exchange for Jefferies Bache, LLC.
As of August 31, 2011, Jefferies, Jefferies Execution, Jefferies High Yield Trading, Jefferies Bache Securities, LLC and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$762,729	$693,313
Jefferies Execution	$15,651	$15,401
Jefferies High Yield Trading	$527,962	$527,712
Jefferies Bache Securities, LLC	$3,464	$3,214

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$248,824	$41,335
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited (formerly Bache Commodities Limited) which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.
Note 21. Segment Reporting
We operate in two principal segments — Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.
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
Our net revenues and expenses by segment are summarized below for the three and nine months ended August 31, 2011 and the three and eight months ended August 31, 2010 (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Capital Markets:
Net revenues	$506.2	$516.5	$1,957.3	$1,500.6
Expenses	$463.7	$435.0	$1,616.0	$1,218.8

Asset Management:
Net revenues	$3.1	$0.8	$37.5	$11.8
Expenses	$5.0	$8.3	$24.0	$20.6

Total:
Net revenues	$509.3	$517.3	$1,994.8	$1,512.4
Expenses	$468.7	$443.3	$1,640.0	$1,239.4
Our total assets by segment are summarized below as of August 31, 2011 and 2010 (in millions):

	August 31, 2011	August 31, 2010
Segment Assets:
Capital Markets	$45,080.9	$32,539.5
Asset Management	44.3	132.6

Total Assets	$45,125.2	$32,672.1

Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. The following table presents Net revenues by geographic region for the three and nine months ended August 31, 2011 and the three and eight months ended August 31, 2010 (in thousands):

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Americas (1)	$372,727	$428,037	$1,611,117	$1,294,118
Europe (2)	127,229	85,485	363,114	215,034
Asia (including Middle East)	9,326	3,747	20,599	3,285

Net Revenues	$509,282	$517,269	$1,994,830	$1,512,437

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Note 22. Related Party Transactions
We have committed to invest an aggregate of up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”). Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in the USA Fund, a parallel fund within Fund V. As of August 31, 2011 and November 30, 2010, we have funded approximately $17.9 million and $9.3 million, respectively, of our

JEFFERIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
commitment to the USA Fund. On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Fund V. As of August 31, 2011 and November 30, 2010, we have funded approximately $2.4 million and $1.2 million, respectively, of this commitment.
At August 31, 2011, we have commitments to purchase $166.1 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
At August 31, 2011 and November 30, 2010, we had $64.6 million and $76.5 million, respectively, of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition.
In February 2011, we entered into a joint venture with the Government of Singapore Investment Corporation and formed Jefferies LoanCore LLC, a commercial real estate finance company. Total initial equity commitments to Jefferies LoanCore LLC approximate $600 million, with our commitment comprising $291 million of the total commitment. As of August 31, 2011, we have funded approximately $117.5 million of our equity commitment.

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
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by law.
Consolidated Results of Operations
On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. As such, the current period represents the three and nine months ended August 31, 2011 and has been reported on the basis of the new fiscal year beginning as of December 1, 2010. Our prior year periods consist of the three and eight months ended August 31, 2010 and are reported on the basis of the previous calendar year cycle beginning as of January 1, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table provides an overview of our consolidated results of operations:

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
(Dollars in thousands, except for per share amounts)	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Net revenues, less mandatorily redeemable preferred interest	$523,953	$519,806	$1,988,647	$1,512,463
Non-interest expenses	468,715	443,308	1,639,993	1,239,369
Earnings before income taxes	55,238	76,498	348,654	273,094
Income tax expense	1,228	33,873	107,899	110,277
Net earnings	54,010	42,625	240,755	162,817
Net (loss) earnings to noncontrolling interests	(14,265)	(2,129)	4,523	1,865
Net earnings to common shareholders	68,275	44,754	236,232	160,952
Earnings per diluted common share	$0.30	$0.22	$1.07	$0.79

Effective tax rate	2%	44%	31%	40%
Immaterial Restatements
As indicated in our Transition Report on Form 10-K for the eleven months ended November 30, 2010, we made correcting adjustments to our financial statements for the three and eight months ended August 31, 2010 relating to the netting of interest income and interest expense, differences with our former clearing bank, and certain other immaterial adjustments. We do not believe that these adjustments are material to our financial statements for the three and eight months ended August 31, 2010. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, in our Consolidated Financial Statements.
Global Commodities Group Acquisition
On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments as consideration for the acquisition are $422.0 million (a cash payment of $419.5 million was made on July 1, 2011 and an additional cash payment of $2.5 million is anticipated). The Global Commodities Group provides clearing and execution services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. Our results of operations include the operations of the acquired businesses for the periods beginning on July 1, 2011 and forward.
Executive Summary
Net revenues, less mandatorily redeemable preferred interest, for the three months ended August 31, 2011 increased 0.8% to $524.0 million as compared to $519.8 million for the three months ended August 31, 2010 primarily due to record capital markets results within investment banking and a bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group, offset by significantly weaker fixed income results. For the nine months ended August 31, 2011, net revenues, less mandatorily redeemable preferred interest, were $1,988.6 million as compared to $1,512.5 million for the eight month period ended August 31, 2010. The increase in revenues for the nine month period ended August 31, 2011 as compared to the eight month period ended August 31, 2010 was driven by increased results across all of our businesses.
Non-interest expenses of $468.7 million for the three months ended August 31, 2011 reflected a 6% increase over the comparable 2010 period primarily attributable to additional costs across non-compensation expenses commensurate with our expanding business. Non-interest expenses were $1,640.0 million for the nine months ended August 31, 2011 as compared to $1,239.4 million for the eight months ended August 31, 2010. Non-interest expenses include $4.4 million in costs associated with the acquisition of Jefferies Bache and $4.6 million in charitable contributions for

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Japan earthquake relief. Compensation costs for the nine months ended August 31, 2011 were 59% of net revenues as compared to 58% for the eight months ended August 31, 2010. At August 31, 2011, we had 3,842 employees globally, compared to 2,971 at August 31, 2010.
Our effective tax rate was 2.2% for the three months ended August 31, 2011 and 30.9% for the nine months ended August 31, 2011 as compared to an effective tax rate of 44.3% and 40.4% for the three and eight months ended August 31, 2010, respectively. The decrease in our effective tax rate for the 2011 periods as compared to the 2010 periods was primarily attributable to the impact of the bargain purchase gain of $52.5 million on the acquisition of Jefferies Bache, which is non-taxable.
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in the global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part II, Item 1A of this report and in Part I, Item IA of our Transition Report on Form 10-K for the eleven months ended November 30, 2010.
Revenues by Source
The Capital Markets reportable segment includes our securities, commodities, futures and foreign exchange brokerage and trading activities and our investment banking and capital raising activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination effort for various equity, fixed income and advisory services. The Capital Markets segment comprises many businesses, with many interactions among them. In addition, we separately discuss our Asset Management business.
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective sales and trading activities, which is a function of the mix of each business’ associated assets and liabilities and the related funding costs. Prior to the first quarter of 2011, we presented revenues attributed from our convertibles business in Fixed income Net revenues within our “Revenues by Source” statement. Revenues attributed from our convertibles business as of the first quarter of 2011 are presented within Equities Net revenues. Reclassifications have been made to our previous presentation of “Revenues by Source” for the three and eight months ended August 31, 2010 to conform to the current presentation.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the three months ended August 31, 2011 and 2010 and the nine and eight months ended August 31, 2011 and August 31, 2010, respectively:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	August 31, 2011		August 31, 2010
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$126,850	25%	$109,280	21%
Fixed income	33,087	7	161,010	31
Other	52,509	10	—	—

Total sales and trading	212,446	42	270,290	52

Equity	58,629	12	19,151	4
Debt	128,058	25	77,564	15

Capital markets	186,687	37	96,715	19
Advisory	107,063	21	149,478	29

Investment banking	293,750	58	246,193	48

Asset management fees and investment income from managed funds:
Asset management fees	3,127	1	3,996	1
Investment income from managed funds	(41)	—	(3,210)	(1)

Total	3,086	1	786	—

Net revenues	509,282	100%	517,269	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	(14,671)		(2,537)

Net revenues, less mandatorily redeemable preferred interest	$523,953		$519,806

	Nine Months Ended		Eight Months Ended
	August 31, 2011		August 31, 2010
		% of Net		% of Net
(in thousands)	Amount	Revenues	Amount	Revenues
Equities	$469,284	23%	$401,701	27%
Fixed income	574,306	29	500,482	33
Other	52,509	3	—	—

Total Sales and Trading	1,096,099	55	902,183	60

Equity	160,352	8	102,288	7
Debt	322,831	16	236,363	15

Capital markets	483,183	24	338,651	22
Advisory	378,047	19	259,799	17

Investment banking	861,230	43	598,450	39

Asset management fees and investment income from managed funds:
Asset management fees	24,263	1	10,436	1
Investment income from managed funds	13,238	1	1,368	—

Total	37,501	2	11,804	1

Net revenues	1,994,830	100%	1,512,437	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	6,183		(26)

Net revenues, less mandatorily redeemable preferred interest	$1,988,647		$1,512,463

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Net Revenues
Net revenues, before mandatorily redeemable preferred interest, for the three months ended August 31, 2011 were $509.3 million, a decrease of 2%, as compared to net revenues of $517.3 million for the third quarter of 2010. The decrease was primarily due to significantly weaker fixed income results, offset by a strong revenue contribution from investment banking of $293.8 million, a 19% increase over the comparable prior quarter, and a bargain purchase gain of $52.5 million arising from the accounting for our acquisition of the Global Commodities Group.
Net revenues, before interest on mandatorily redeemable preferred interests, for the nine months ended August 31, 2011 were $1,994.8 million, an increase of 32%, as compared to net revenues of $1,512.4 million for the eight months ended August 31, 2010. The increase in net revenues is attributed to strong revenues across all the businesses for the nine months ended August 31, 2011 as compared to the eight months ended August 31, 2010. Net revenues from our investment banking activities were a record for the nine month period ended August 31, 2011. Sales and trading revenues were $1,096.1 million for the nine months ended August 31, 2011 as compared to sales and trading revenues of $902.2 million generated over an eight month period for the 2010 comparable reported results. Additionally, the results for the nine months ended August 31, 2011 include a bargain purchase gain of $52.5 reported in Other revenues and recognized in connection with our acquisition of the Global Commodities Group.
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.
The following reflects the number of trading days in the respective operational periods:

Three Months	Three Months	Nine Months	Eight Months
Ended	Ended	Ended	Ended
August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
65 days	65 days	190 days	167 days
Equities Revenue
Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equity securities, correspondent clearing, convertible securities, prime brokerage services, equity derivatives, electronic trading and execution product revenues and alternative investment revenues. Equity revenues also include revenue from our investments in the Jefferies Finance, LLC and Jefferies LoanCore, LLC joint ventures, which are accounted for under the equity method.
Total equities revenue was $126.9 million and $109.3 million for the three months ended August 31, 2011 and August 31, 2010, respectively, an increase of $17.6 million or 16%. Our equity revenue results are for the most part dependent on our trading volumes which, for June and July of 2011, were muted; however, volumes picked up significantly in August 2011 together with increased volatility. The 2011 third quarter revenues are driven by strong performance in equity derivatives trading, which benefited from the increased volatility in August, as well as enhanced revenue contributions from our expanded Asian equities and prime brokerage platforms and certain block trading opportunities. The increase in equities revenues generated in these areas was partially offset by losses attributed to certain quantitative alternative investment strategies and reduced revenue from our equity joint ventures, along with increased interest expense incurred in supporting these ventures.
Total equities revenue was $469.3 million and $401.7 million for the nine months ended August 31, 2011 and the eight months ended August 31, 2010. Equity market conditions during the nine month period ended August 31, 2011 were mainly characterized by lower stock market volumes and, other than August, a reduction in equity market volatility. This is compared with market conditions for the eight months ended August 31, 2010, of uneven equity prices and higher stock market volumes. Equities net revenue for the nine months ended August 31, 2011 was characterized by relatively consistent equities sales and trading revenues from our cash equities business on the relative basis of the number of trading days in the 2011 period as compared to the eight months ended August 31, 2010

JEFFERIES GROUP, INC. AND SUBSIDIARIES
as well as continued increases in the revenue contributions from the expansion of our prime brokerage platform and our European and Asian cash equities trading businesses. The nine months ended August 31, 2011 also reflect the strong performance of certain quantitative alternative investment strategies and strong revenue contributions from our Jefferies Finance, LLC joint venture, partially offset by interest expenses.
Fixed Income Revenue
Fixed income revenue primarily includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans and commodities trading activities. Fixed income revenue also includes the results of operations from Jefferies Bache sales and trading activities in commodities, foreign exchange and futures and other derivative products
In the third quarter of 2011, concerns about European sovereign debt risk, the deteriorating global economy, combined with political uncertainty over the US debt ceiling, which culminated in Standard & Poors downgrading the US from AAA to AA+, and continuing high unemployment in the US, led to challenging trading conditions, which were particularly pronounced in August. Towards the end of August 2011, certain fixed income markets had declined by as much as 15% from May 31, 2011 levels.
Fixed income revenue was $33.1 million for the third quarter of 2011, down 79% from revenue of $161.0 million for the third quarter of 2010. Fixed income revenue for the third quarter of 2011 reflects market volatility in certain fixed income sectors suppressing customer activity in June and July. In August, the widening of credit spreads led to significant negative price marks in high yield and corporate bonds and mortgages-backed securities. In addition, a flight to quality, which led to US Treasury yields trading at their lowest levels on record, resulted in losses on short treasury positions used as inventory hedges. The results for the third quarter of 2011 also include losses on U.S. dollar denominated interest rate swap futures contracts (which have now been fully closed out) cleared through the International Derivatives Clearing Group. The decline in revenues in these fixed income businesses was partially offset by a strong performance from our Euro rates platform, solid performance in municipal bonds and the revenue contribution from Jefferies Bache.
Fixed income revenue was $574.3 million for the nine months ended August 31, 2011, up 15% as compared to revenue of $500.5 million for the eight months ended August 31, 2010. The increase in revenue for the first nine months of 2011 reflects the revenues of Jefferies Bache for a two month period, continued growth of our fixed income platform in Europe, together with stronger performance from our municipal trading activities, partially offset by declines in our corporate, mortgage-backed security and emerging market revenues.
Our government and agency sales and trading revenues in the U.S. and in Europe for the nine months ended August 31, 2011 increased significantly compared to the comparable eight month 2010 period due to increased customer flow from ample liquidity and to a lesser extent inventory appreciation as spreads tightened in the earlier part of the period. Municipal securities revenue increased significantly, benefiting from the recent strengthening of our trading effort and new products offered. Commodities revenues improved for the 2011 period versus the 2010 period as a result of wider energy and agriculture spreads and the addition of the Global Commodities Group contributed positively to fixed income net revenue. Revenue increases from these businesses were partially offset by a decline in sales and trading revenue in our corporate bond business given widening credit spreads and losses on U.S. dollar denominated interest rate swap futures contracts (which have now been fully closed out) cleared through the International Derivatives Clearing Group. Such losses were recognized approximately equally in each of the quarterly periods of 2011.
Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 53% of such results for the three and nine months ended August 31, 2011 and 66% for the three and eight months ended August 31, 2010, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Other Revenue
Other revenue for the three and nine months ended August 31, 2011 of $52.5 million represents the bargain purchase gain arising in the accounting for the acquisition of the Global Commodities Group from Prudential on July 1, 2011. The bargain purchase gain is not taxable and is presented within the Capital Market Business Segment. For additional information on the acquisition, see Note 3, Acquisition of the Global Commodities Group in our Consolidated Financial Statements.
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

				Nine Months	Eight Months
	Three Months Ended			Ended	Ended
	August 31,	August 31,		August 31,	August 31,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Equity	$58,629	$19,151	206%	$160,352	$102,288	57%
Debt	128,058	77,564	65%	322,831	236,363	37%

Capital markets	186,687	96,715	93%	483,183	338,651	43%
Advisory	107,063	149,478	-28%	378,047	259,799	46%

Total	$293,750	$246,193	19%	$861,230	$598,450	44%

Investment banking revenues were $293.8 million for the three months ended August 31, 2011 as compared to revenues of $246.2 million for the three months ended August 31, 2010, a 19% increase.
Capital markets origination produced record revenues of $186.7 million for the three months ended August 31, 2011, compared to $96.7 million for the three months ended August 31, 2010 and reflects the particularly strong environment for debt issuance given the attractive financing rates available in the market in June and July of 2011. Revenues from our advisory business were $107.1 million for the three months ended August 31, 2011, a result reflective of our increasing prominence in mergers and acquisitions advisory work, however down when compared to the third quarter of 2010, due to the closing of several notable transactions in the 2010 period and a decrease in restructuring fees consistent with the slower pace of corporate defaults.
Our capital markets business produced revenue of $483.2 million for the nine months ended August 31, 2011, compared to $338.7 million for the eight months ended August 31, 2010, reflective of the improved market environment for debt and equity underwritings and our success in winning book runner roles. Revenue from our advisory business of $378.0 million for the nine months ended August 31, 2011 increased as compared to the eight months ended August 30, 2010 revenue of $259.8 million, reflective of the overall strengthened market for mergers and acquisitions activity and an improved market outlook through July 2011.
Asset Management Fees and Investment Income from Managed Funds
Asset management revenues include revenues from management, administrative and performance fees from funds and accounts managed by us, revenues from asset management and performance fees from related party managed funds and investment income from our investments in these funds. The following summarizes revenue from asset management fees and investment income for the three months ended August 31, 2011 and 2010 and the nine and eight months ended August 31, 2011 and August 31, 2010, respectively (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Asset management fees:
Fixed Income	$992	$1,002	$2,729	$2,589
Equities	(950)	94	3,087	2,022
Convertibles	771	2,611	10,163	3,086
Commodities	2,314	289	8,284	2,739

	3,127	3,996	24,263	10,436

Investment (loss) income from managed funds (1)	(41)	(3,210)	13,238	1,368

Total	$3,086	$786	$37,501	$11,804

(1)	Of the total investment income from managed funds, approximately $-0- and $0.1 million is attributed to noncontrolling interest holders for the three months ended August 31, 2011 and August 31, 2010, respectively, and approximately $-0- and $(0.1) million is attributed to noncontrolling interest holders for the nine months ended August 31, 2011 and the eight months ended August 31, 2010, respectively.
Asset management fees declined to $3.1 million for the three months ended August 31, 2011 as compared to asset management fees of $4.0 million for the three months ended August 31, 2010, primarily due to reduced incentive fees from our global convertible bond and equity long-short asset management businesses, partially offset by the growth in commodities asset management. Investment loss from managed funds totaled $41,000 for the three months ended August 31, 2011, as compared to a loss of $3.2 million for the three months ended August 31, 2010, as asset valuations in the our private equity investments remained relatively unchanged in the third quarter of 2011.
Asset management fees increased to $24.3 million for the nine months ended August 31, 2011 as compared to asset management fees of $10.4 million for the eight months ended August 31, 2010, primarily as a result of growth and the performance of our convertible securities and commodities asset funds. Investment income from managed funds totaled $13.2 million for the nine months ended August 31, 2011 as compared to $1.4 million for the eight months ended August 31, 2010 primarily due to asset appreciation in our private equity investment in Jefferies Capital Partners IV L.P.
Assets under Management
Period end assets under management by predominant asset allocation strategy were as follows (in millions):

	August 31, 2011	August 31, 2010
Assets under management (1)(3):
Equities	$273	$78
Convertibles	2,187	1,759
Commodities	596	—

	3,056	1,837

Assets under management by related parties (2):
Private equity (4)	649	592

	649	592

Total	$3,705	$2,429

(1)	Assets under management include assets actively managed by us including hedge funds and managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(2)	Related party managed funds in which we have a 50% or less interest in the entities that manage these assets or otherwise receive a portion of the management and/or incentive fees.

(3)	Assets under management are based on the fair value of the assets.

(4)	Assets under management represent either the capital commitment to a fund or carrying value of a fund depending on how management fees are calculated as governed by the partnership or management agreement.
Change in Assets under Management

				Nine Months	Eight Months
	Three Months Ended			Ended	Ended
	August 31,	August 31,	%	August 31,	August 31,	%
(in millions)	2011	2010	Change	2011	2010	Change
Balance, beginning of period	$3,315	$2,325	43%	$2,556	$4,024	-36%

Net cash flow	561	261		992	(1,313)
Net market (depreciation) appreciation	(171)	(157)		157	(282)

	390	104		1,149	(1,595)

Balance, end of period	$3,705	$2,429	53%	$3,705	$2,429	53%

The net increase in assets under management of $390 million during the three months ended August 31, 2011 is attributable to new commodity index accounts associated with Jefferies Bache. There were also customer investments in a newly launched long-short equity fund, offset by cash outflows and market depreciation of the underlying assets in our global convertible bond fund. The net increase in assets under management of $104 million during the three months ended August 31, 2010 is primarily attributable to increases in customer investments in Jefferies Capital Partners V, L.P. private equity fund and market appreciation in our global convertible bond funds, partially offset by market depreciation of the underlying assets in the Jefferies Capital Partners IV, L.P private equity fund.
The net increase in assets under management of $1.1 billion during the nine months ended August 31, 2011 is attributable to new commodity index accounts associated with Jefferies Bache, customer investments in a newly launched long-short equity fund, as well market appreciation in and increased investments in the global convertible bond fund. The net decrease in assets under management of $1.6 billion during the eight months ended August 31, 2010 is primarily attributable to the sale in January 2010 of our contracts to manage certain CLOs, market depreciation of the underlying assets in the Jefferies Capital Partners IV, L.P private equity fund, partially offset by increases in customer investments in our Jefferies Capital Partners V, L.P. private equity fund.
Managed Accounts
We manage certain portfolios as mandated by client arrangements and management fees are assessed based upon an agreed upon notional account value. Managed accounts by predominant asset allocation strategy were as follows:

(notional account value)	August 31,	August 31,
(in millions)	2011	2010
Managed Accounts:
Equities	$148	$147
Commodities	1,279	496

	$1,427	$643

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Change in Managed Accounts

			Nine Months	Eight Months
(notional account value)	Three Months Ended		Ended	Ended
(in millions)	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Balance, beginning of period	$1,314	$618	$949	$560
Net account additions	140	36	372	136
Net account (depreciation) appreciation	(27)	(11)	106	(53)

Balance, end of period	$1,427	$643	$1,427	$643

The change in the notional account value of managed accounts for the three and nine months ended August 31, 2011 is primarily attributed to customer inflows to commodities managed accounts where the management fees are assessed on the agreed upon notional account value. The change in the notional account value of managed accounts for the three months and eight months ended August 31, 2010 is primarily attributed to the additions of commodity managed accounts where the management fees are assessed on the agreed upon notional account value, partially offset by declines in the value of certain commodity and equity managed accounts.
Investment in Managed Funds
The following table presents our invested capital in managed funds at August 31, 2011 and November 30, 2010 (in thousands):

	August 31,	November 30,
	2011	2010
Unconsolidated funds (1)	$73,383	$131,024
Consolidated funds (2)	22,677	53,843

Total	$96,060	$184,867

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Includes hedge funds actively managed by us. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds that we have consolidated.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Non-interest expenses
Non-interest expenses for the three months ended August 31, 2011 and 2010, and nine months ended August 31, 2011 and eight months ended August 31, 2010, were as follows:

				Nine Months	Eight Months
	Three Months Ended			Ended	Ended
(in thousands)	August 31, 2011	August 31, 2010	Change	August 31, 2011	August 31, 2010	Change
Compensation and benefits	$299,640	$308,797	(3)%	$1,174,468	$877,204	34%

Floor brokerage and clearing fees	32,959	30,111	9	92,475	84,199	10
Technology and communications	60,039	46,135	30	153,563	114,189	34
Occupancy and equipment rental	22,581	18,433	23	60,997	49,448	23
Business development	21,853	17,420	25	64,248	42,405	52
Professional services	19,061	13,008	47	48,437	34,702	40
Other	12,582	9,404	34	45,805	37,222	23

Total non-compensation expenses	169,075	134,511	26%	465,525	362,165	29%

Non-interest expenses	$468,715	$443,308	6%	$1,639,993	$1,239,369	32%

Compensation and Benefits
Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards, the amortization of certain nonannual share-based and cash compensation to employees. Annual share-based awards to employees as a part of year end compensation contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, the compensation expense for share-based awards granted at year end as part of annual compensation generally is fully recorded in the year of the award.
Compensation and benefits totaled $299.6 million and $1,174.5 million for the three and nine months ended August 31, 2011, respectively, as compared to $308.8 million and $877.2 million for the three and eight months ended August 31, 2010, respectively and includes share-based amortization expense for senior executive awards granted in January 2010 and non-annual share-based awards to other employees. Our ratio of compensation and benefits to net revenues for the third quarter of 2011 was 59% as compared to 60% for the third quarter of 2010 and 59% and 58% for the nine months ended August 31, 2011 and eight months ended August 31, 2010, respectively.
For the three and nine months ended August 31, 2011, compensation and benefits included $9.1 million relating to the acquisition of the Global Commodities Group, comprising severance costs for certain employees of the acquired group that were terminated subsequent to the acquisition, the amortization of stock awards granted to former Global Commodities Group employees as replacement awards for previous Prudential stock awards that were forfeited as a result of the acquisition, and bonus costs for employees as a result of the completion of the acquisition. When excluding these expenses, together with the bargain purchase gain recognized in revenues of $52.5 million, our ratio of compensation and benefits to net revenues for the three and nine months ended August 31, 2011 was 64% and 60%, respectively.
Employee headcount increased to 3,842 total global employees at August 31, 2011 as compared to 2,971 employees at August 31, 2010. Of the increase, approximately 425 employees are attributed to the acquisition of the Global Commodities Group.
The decline in total compensation and benefits expense for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010 is commensurate with the decline in revenues, partially offset by the increases in our headcount and compensation commitments as we continue to expand our sales and trading,

JEFFERIES GROUP, INC. AND SUBSIDIARIES
investment banking and support groups, both in the U.S. and internationally. The increase in total compensation and benefits expense for the nine months ended August 31, 2011 as compared to the eight months ended August 31, 2010 is commensurate with our increased revenues as well as increased headcount.
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
Non-Compensation Expenses
Non-compensation expenses were $169.1 million and $134.5 million for the three ended August 31, 2011 and 2010, respectively, an increase of $34.6 million, or 26%. The increase from the third quarter 2010 was predominantly driven by the inclusion of two months of expenses relating to the Global Commodities Group totaling approximately $13.8 million, and higher technology and communication and business developments expenses. The increase in technology and communication expenses, exclusive of the effect of the Global Commodities Group, reflects expansion of our business and personnel platforms derived from increasing demand for market data and technology connections. Business development expense increased $4.4 million commensurate with our focused efforts of strengthening our presence and broadening our client base.
Non-compensation expenses were $465.5 million and $362.2 million for the nine months ended August, 31 2011 and the eight months ended August 31, 2010, respectively. Technology and communications costs have increased as the expansion of our personnel and business platforms has increased the demand for market data, technology connections and applications. In addition, occupancy costs and business development expenses increased commensurate with our efforts of strengthening our presence in Europe and Asia and our continued efforts to broaden our client base. The increase in expenses reflect the acquisition of the Global Commodities Group, including acquisition costs of $4.4 million. Increase in Other expenses as compared to the eight months ended August 31, 2010, reflects the charitable contribution for Japanese earthquake relief in the second quarter of 2011.
Earnings Before Income Taxes
Earnings before income taxes was $55.2 million for the three months ended August 31, 2011 a decline from earnings before income taxes of $76.5 million for the three months ended August 31, 2010. For the nine months ended August 31, 2011, earnings before income taxes was $348.7 million as compared to $273.1 million for the eight months ended August 31, 2010.
Income Taxes
Income tax expense was $1.2 million and $33.9 million and the effective tax rate was 2.2% and 44.3% for the three months ended August 31, 2011 and 2010, respectively. Income tax expense was $107.9 million and $110.3 million and the effective tax rate was 30.9% and 40.4% for the nine months ended August 31, 2011 and the eight months ended August 31, 2010, respectively. The decrease in our effective tax rate for the 2011 periods as compared to the 2010 periods was primarily attributable to the impact of the bargain purchase gain of $52.5 million in the accounting for the acquisition of the Global Commodities Group from Prudential in the third quarter of 2011, which is non-taxable.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Earnings per Common Share
Diluted earnings per common share was $0.30 for the three months ended August 31, 2011 on 222,541,000 shares compared to diluted earnings per common share of $0.22 for the three months ended August 31, 2010 on 195,612,000 shares. Diluted earnings per common share was $1.07 for the first nine months of 2011 on 213,661,000 shares compared to diluted earnings per common share of $0.79 for the first eight months ended August 31, 2010 on 201,062,000 shares. See Note 17, Earnings Per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.
Recent Accounting Pronouncements
In September 2011, the FASB issued an Accounting Standards Update (“ASU”) Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors, as described, in determining whether the fair value of a reporting unit is less than its carrying amount. We do not believe that the adoption of this guidance will have an impact on our financial condition, or results of operation.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following is a summary of the fair value of major categories of Financial instruments owned and Financial instruments sold, not yet purchased, as of August 31, 2011 and November 30, 2010 (in thousands):

	August 31, 2011		November 30, 2010
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$1,676,598	$1,736,221	$1,565,793	$1,638,372
Corporate debt securities	4,213,249	2,472,045	3,630,616	2,375,925
Government, federal agency and other sovereign obligations	5,531,554	5,278,235	5,191,973	4,735,288
Mortgage and asset-backed securities	4,787,608	82,072	4,921,565	129,384
Loans and other receivables	528,681	155,646	434,573	171,278
Derivatives	916,142	595,942	119,268	59,552
Investments	116,833	—	77,784	—
Physical commodities	369,281	—	—	—

	$18,139,946	$10,320,161	$15,941,572	$9,109,799

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
Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

			Financial Instruments Sold,
	Financial Instruments Owned		Not Yet Purchased
	August 31,	November 30,	August 31,	November 30,
	2011	2010	2011	2010
Residential mortgage-backed securities	$171,519	$132,359	$—	$—
Loans and other receivables	164,163	227,596	11,458	47,228
Collateralized debt obligations	96,664	31,121	—	—
Investments at fair value	92,428	77,784	—	—
Corporate debt securities	55,230	73,408	—	—
Commercial mortgage-backed securities	40,195	6,004	—	—
Corporate equity securities	11,412	22,619	59	38
Other asset-backed securities	3,478	567	—	—
Municipal securities	686	472	—	—
Derivatives	155	—	3,601	2,346
Sovereign obligations	128	—	—	—

Total Level 3 assets	636,058	571,930	15,118	49,612

Level 3 assets for which the firm bears no economic exposure (1)	(68,987)	(204,139)	—	—

Level 3 assets for which the firm bears economic exposure	$567,071	$367,791	$15,118	$49,612

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.
While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities. Secured financings accounted for at fair value were approximately $2.7 million at August 31, 2011 and classified as Level 2 and $85.7 million at November 30, 2010 and classified as Level 3 and are included within Other liabilities on the Consolidated Statements of Financial Condition.
The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

			Nine Months	Eight Months
	Three Months Ended		Ended	Ended
(in millions)	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Assets:
Transfers from Level 3 to Level 2	$152.4	$4.2	$81.8	$183.5
Transfers from Level 2 to Level 3	120.4	30.4	54.7	35.0
Net gains (losses)	(19.2)	9.4	17.4	57.9

Liabilities:
Transfers from Level 3 to Level 2	$—	$0.5	$—	$113.3
Transfers from Level 2 to Level 3	—	0.1	—	0.1
Net gains (losses)	(0.5)	0.8	(0.9)	6.1
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
Liquidity
We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	August 31,	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$807,414	$325,227
Money market investments	1,207,536	1,863,771

Total cash and cash equivalents	$2,014,950	$2,188,998

The majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable which is reflective of our ability to readily obtain repurchase financing for a large portion of our inventory at haircuts of 10% or less. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at the collateral haircut levels of 10% or less. Additionally, agency mortgage-backed securities, which are eligible to be delivered to and cleared by the Fixed Income Clearing Corporation, are considered to be liquid. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2011 and November 30, 2010 (in thousands):

	August 31, 2011		November 30, 2010
		Unencumbered		Unencumbered
	Liquid Financial	Liquid Financial	Liquid Financial	Liquid Financial
	Instruments	Instruments	Instruments	Instruments
Corporate equity securities	$1,523,277	$123,426	$1,453,744	$264,603
Corporate debt securities	2,898,420	225,350	2,813,465	223,455
Government, federal agency and other sovereign obligations	5,426,776	200,228	5,159,605	168,523
Mortgage- and asset-backed securities	3,769,460	169,295	3,607,895	—
Physical commodities	369,281	251,538	—	—

	$13,987,214	$969,837	$13,034,709	$656,581

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
The principal elements of our liquidity management framework are our Contingency Funding Plan and our Cash Capital Policy.
•	Contingency Funding Plan. Our Contingency Funding Plan is designed based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently existing on assets in securities financing activity, including repurchase agreements, (d) lower availability of secured funding; (e) client cash

JEFFERIES GROUP, INC. AND SUBSIDIARIES
withdrawals; (f) the anticipated funding of outstanding investment commitments and (g) certain accrued expenses and other liabilities and fixed costs.

•	Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $8.2 billion as of August 31, 2011 exceeded our cash capital requirements.
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
Analysis of Financial Condition and Capital Resources
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. As our government and agencies fixed income business has expanded throughout 2010 and 2011 both domestically and internationally, a significant portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities, for which there is a deep and liquid market. During the nine months ended August 31, 2011 and eleven months ended November 30, 2010, average total assets were approximately 6% lower and 2% higher than at August 31, 2011 and November 30, 2010, respectively.
The following table provides detail on key balance sheet asset and liability line items (in millions):

	August 31,	November 30,
	2011	2010	% Change
Total assets	$45,125.2	$36,726.5	23%
Financial instruments owned	18,139.9	15,941.6	14%
Financial instruments sold, not yet purchased	10,320.2	9,109.8	13%
Total Level 3 assets	636.1	571.9	11%
Level 3 assets for which we have economic exposure	567.1	367.8	54%
Securities borrowed	7,815.7	8,152.7	-4%
Securities purchased under agreements to resell	4,505.4	3,252.3	39%

Total securities borrowed and securities purchased under agreements to resell	$12,321.1	$11,405.0	8%

Securities loaned	$3,338.4	$3,109.0	7%
Securities sold under agreements to repurchase	10,935.8	10,684.1	2%

Total securities loaned and securities sold under agreements to repurchase	$14,274.2	$13,793.1	3%

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The increase in total assets at August 31, 2011 from November 30, 2010 is primarily due to an increase in the cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations as a result of the acquisition of the Global Commodities Group; and the level of our financial instruments owned inventory and trade related receivables. The increase in our inventory level of financial instruments owned, including securities pledged to creditors, is coupled with a commensurate increase in the level of our financial instruments sold, not yet purchased, over this time period. The increase in total assets at August 31, 2011 compared to November 30, 2010 is also partially impacted by an increase in securities purchased under agreements to resell, resulting from growth in the match book and an increase in term funding with more counterparties.
A portion of the increase in our total financial instruments owned inventory is increased holdings of government and agency securities. Our long inventory of government, federal agency and other sovereign obligations increased from $5.2 billion at November 30, 2010 to $5.5 billion at August 31, 2011. Short inventory of government, federal agency and other sovereign obligations increased from $4.7 billion at November 30, 2010 to $5.3 billion at August 31, 2011. These fluctuations in our inventory positions (long and short inventory) are primarily attributed to the continued development of our U.S. government and agencies and other sovereign debt trading businesses, in the U.S. and Europe, as we were designated a Primary Dealer in the U.S. during 2009 and in similar capacities in several European jurisdictions as well during the latter part of 2009 and 2010. These inventory positions are substantially comprised of the most liquid securities in the asset class with a significant portion in holdings of securities of G-7 countries. Our market risk exposure to Portugal, Italy, Ireland, Greece and Spain was modest at August 31, 2011. Our corporate debt securities inventory also increased by 16%, from $3.6 billion at November 30, 2010 to $4.2 billion at August 31, 2011 due to increased opportunities in the high yield corporate debt market, partially offset by decreases in inventory levels in the latter part of the period as we sought to reduce risk exposures given market conditions. Our mortgage- and asset-backed securities inventory remained relatively constant at August 31, 2011 as compared to November 30, 2010. We continually monitor our overall mortgage- and asset-backed securities exposure, including the inventory turnover rate, which confirms the liquidity of the overall asset class. The Jefferies Bache entities contributed approximately $369 million of physical commodities, $553 million of US treasuries, and $290 million of over-the-counter derivative inventory to our level of Financial instruments owned at August 31, 2011.
Of our total Financial instruments owned, approximately 77% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. In addition, our Financial instruments owned consists of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these modeled levels.
At August 31, 2011, our Level 3 assets for which we have economic exposure was 3% of our total assets at fair value as compared to 2% at November 30, 2010. Level 3 mortgage and asset backed securities represent 7% of total mortgage- and asset backed securities inventory at August 31, 2011 and 3.5% at November 30, 2010 and represent 49% and 30% of total Level 3 assets at August 31, 2011 and November 30, 2010, respectively.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. Our total liabilities increased as the outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 8% from November 30, 2010 to August 31, 2011. The outstanding balance of our securities loaned and securities sold under agreements to repurchase increased by 4% from November 30, 2010 to August 31, 2011.
The following table presents our period end balance, average balance and maximum balance at any month end within the period for the nine months ended August 31, 2011 and the eleven months ended November 30, 2010 for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Nine Months	Eleven Months
	Ended	Ended
	August 31, 2011	November 30, 2010
Securities Purchased Under Agreements to Resell
Period end	4,505	3,252
Period average	6,006	3,769
Maximum month end	8,838	4,983

Securities Sold Under Agreements to Repurchase
Period end	10,936	10,684
Period average	13,169	11,464
Maximum month end	15,797	14,447
Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repo activity over the nine month period from November 30, 2010 to August 31, 2011 is reflective of supporting our overall business growth, particularly the continued expansion of our U.S. and European government securities and mortgage-backed securities sales and trading platforms. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is impacted in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products.
Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market. As reflected above, month end balances may be higher or lower than average period balances.
Leverage Ratios
The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of August 31, 2011 and November 30, 2010 (in thousands):

	August 31,	November 30,
	2011	2010
Total assets	$45,125,243	$36,726,543
Deduct: Securities borrowed	(7,815,663)	(8,152,678)
Securities purchased under agreements to resell	(4,505,358)	(3,252,322)
Add: Financial instruments sold, not yet purchased	10,320,161	9,109,799
Less: Derivative liabilities	(595,942)	(59,552)

Subtotal	9,724,219	9,050,247
Deduct: Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(5,321,012)	(1,636,755)
Goodwill and intangible assets	(387,408)	(368,078)

Adjusted assets	$36,820,021	$32,366,957

Total stockholders’ equity	$3,491,688	$2,810,965
Deduct: Goodwill and intangible assets	(387,408)	(368,078)

Tangible stockholders’ equity	$3,104,280	$2,442,887

Leverage ratio (1)	12.9	13.1

Adjusted leverage ratio (2)	11.9	13.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
(2) Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.
Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio decreased from November 30, 2010 to August 31, 2011 primarily due to an increase in our common stockholders’ equity as a result of the issuance of 20.6 million shares of common stock in April 2011.
Capital Resources
We had total long-term capital of $8.2 billion and $7.0 billion and a long-term debt to equity capital ratio of 1.35:1 and 1.50:1, at August 31, 2011 and November 30, 2010, respectively. Our total capital base as of August 31, 2011 and November 30, 2010 was as follows (in thousands):

	August 31,	November 30,
	2011	2010
Long-Term Debt (1)	$4,275,746	$3,778,681
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	313,095	315,885
Total Stockholders’ Equity	3,491,688	2,810,965

Total Capital	$8,205,529	$7,030,531

(1)	Long-term debt for purposes of evaluating long-term capital at August 31, 2011 excludes $305.2 million of our 7.75% Senior Notes as the notes mature in less than one year from the balance sheet date.
Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate term secured and unsecured funding, primarily through securities financing transactions. This is also augmented by our $1,682.2 million of uncommitted secured and unsecured bank lines, including $1,647.0 million of bank loans and $35.2 million of letters of credit. Of the $1,682.2 million of uncommitted lines of credit, $882.2 million is unsecured and $800.0 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Bank loans represent temporary (usually overnight) secured and unsecured short term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding secured or unsecured bank loans as of August 31, 2011 and November 30, 2010. Average daily bank loans for the nine months ended August 31, 2011 and the eleven months ended November 30, 2010 were $16.0 million and $23.8 million, respectively. In addition to our funding sources described above, as part of the acquisition agreement for Jefferies Bache, Prudential agreed to provide short term borrowing capacity of up $1.0 billion for a period of three months from closing. Borrowings outstanding under the facility were $353.0 million at August 31, 2011. On September 16, 2011, the credit facility with Prudential was terminated and repaid in full. On August 26, 2011 we announced the establishment of a three year $950.0 million senior secured revolving credit facility with a group of commercial banks to support the operations of our futures and commodities platform, Jefferies Bache. There were no borrowings under the $950.0 million senior revolving credit facility at August 31, 2011.
In April 2011, we issued $800 million in unsecured senior notes with a maturity of 7 years. We issued $400 million and $150 million in unsecured senior notes in June and July 2010 with maturities of approximately 11 years and $500 million in unsecured senior notes in November 2010 with a maturity of 5 years. As of August 31, 2011, our long-term

JEFFERIES GROUP, INC. AND SUBSIDIARIES
debt has a weighted average maturity of 8.7 years, which includes our 7.75% Senior Notes, due in 2012, payable in March 2012.
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
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of August 31, 2011. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
			2013	2015	2017
			and	and	and
	2011	2012	2014	2016	Later	Total
Debt obligations:
Senior notes (contractual principal payments net of unamortized discounts and premiums)	$—	305.2	249.2	848.1	3,178.5	$4,581.0
Interest payment obligations on senior notes	267.3	265.7	510.6	454.1	1,225.3	2,723.0
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	4.1	4.1	8.1	8.1	77.7	102.1

Total debt obligations	271.4	575.0	767.9	1,310.3	4,606.5	7,531.1

Commitments and guarantees:
Equity commitments	0.5	0.2	7.6	2.9	631.1	642.3
Loan commitments	33.2	12.1	381.0	67.6	33.0	526.9
Mortgage-related commitments	542.4	23.6	815.9	—	—	1,381.9
Forward starting repos	0.2	—	—	—	—	0.2
Derivative contracts:
Derivative contracts — non credit related	13,681.8	12,499.3	50,550.6	—	—	76,731.7
Derivative contracts — credit related	10.0	—	392.0	586.2	40.0	1,028.2

Total commitments and guarantees	14,268.1	12,535.2	52,147.1	656.7	704.1	80,311.2

	$14,539.5	$13,110.2	$52,915.0	$1,967.0	$5,310.6	$87,842.3

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For

JEFFERIES GROUP, INC. AND SUBSIDIARIES
additional information on commitments, see Note 19, Commitments, Contingencies and Guarantees, to the consolidated financial statements.
In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned — derivative contracts or Financial instruments sold, not yet purchased — derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 5, Financial Instruments, and Note 6, Derivative Financial Instruments, to the consolidated financial statements.
We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. At August 31, 2011, we did not have any commitments to purchase assets from our securitization vehicles. At August 31, 2011, we held $752.9 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities and Variable Interest Entities, to the consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 18, Income Taxes, to the consolidated financial statements for further information.
Equity Capital
Common stockholders’ equity increased to $3,174.7 million at August 31, 2011 from $2,478.0 million at November 30, 2010. The increase in our common stockholders’ equity during the nine months ended August 31, 2011 is principally attributed to our issuance of 20,618,557 shares of treasury stock, net earnings to common shareholders, tax benefits for issuance of share-based awards, currency translation adjustment and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividend and dividend equivalents paid during the nine months ended August 31, 2011 and repurchases of approximately 4.8 million shares of our common stock during the period for $96.9 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share data):

	August 31, 2011	November 30, 2010
Common stockholders’ equity	$3,174,735	$2,477,989
Less: Goodwill and intangible assets	(387,408)	(368,078)

Tangible common stockholders’ equity	$2,787,327	$2,109,911

Common stockholders’ equity	$3,174,735	$2,477,989
Add: Unrecognized compensation (6)	185,101	160,960

Adjusted common stockholders’ equity	$3,359,836	$2,638,949

Tangible common stockholders’ equity	$2,787,327	$2,109,911
Add: Unrecognized compensation (6)	185,101	160,960

Adjusted tangible common stockholders’ equity	$2,972,428	$2,270,871

Shares outstanding	200,314,305	171,694,146
Outstanding restricted stock units (5)	25,138,787	28,734,563

Adjusted shares outstanding	225,453,092	200,428,709

Common book value per share (1)	$15.85	$14.43

Adjusted common book value per share (2)	$14.90	$13.17

Tangible common book value per share (3)	$13.91	$12.29

Adjusted tangible common book value per share (4)	$13.18	$11.33

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.
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

JEFFERIES GROUP, INC. AND SUBSIDIARIES
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
In April 2011, we issued 20,618,557 shares of our common stock in a public offering priced at $24.25 per share. The shares offered by us consisted entirely of treasury shares and increased shares outstanding at August 31, 2011. On November 29, 2010, we granted 5,062,000 shares of restricted stock and 127,000 restricted stock units as part of year end compensation. The closing price of our common stock was $24.28 on November 29, 2010. The shares of restricted stock were issued in the first quarter of 2011 and increase shares outstanding at August 31, 2011. Shares underlying the restricted stock units will be issued in future periods, but are included in outstanding restricted stock units as of August 31, 2011 and November 30, 2010. The increase in shares outstanding is offset by repurchases of 4.8 million shares at an average price of $20.26 during the nine months ended August 31, 2011.
At August 31, 2011, we had $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 8,996,013 shares of our common stock at an effective conversion price of approximately $38.35 per share.
On September 20, 2011, we declared a quarterly dividend of $0.075 per share of common stock payable on November 15, 2011 to stockholders of record as of October 17, 2011. On June 20, 2011, we declared a quarterly dividend of $0.075 per share of common stock payable on August 15, 2011 to stockholders of record as of July 15, 2011. On March 21, 2011, we declared a quarterly dividend of $0.075 per share of common stock payable on May 16, 2011 to stockholders of record as of April 15, 2011.
Net Capital
Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache Securities, LLC are subject to the net capital requirements of the SEC and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache Securities, LLC use the alternative method of calculation. Additionally, Jefferies and Jefferies Bache, LLC are registered as Futures Commission Merchants and subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”).
As of August 31, 2011, Jefferies, Jefferies Execution, Jefferies High Yield Trading, Jefferies Bache Securities, LLC and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$762,729	$693,313
Jefferies Execution	$15,651	$15,401
Jefferies High Yield Trading	$527,962	$527,712
Jefferies Bache Securities, LLC	$3,464	$3,214

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$248,824	$41,335
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
Value-at Risk
We estimate Value-at-Risk (VaR) using a model that simulates revenue and loss distributions on all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss of trading revenues at a given confidence level over a specified time horizon. We calculate VaR over a one day holding period measured at a 95% confidence level which implies that, on average, we expect to realize a loss of daily trading revenue at least as large as the VaR amount on one out of every twenty trading days.
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
The VaR numbers below are shown separately for interest rate, equity, currency and commodity risk categories for our overall trading positions, excluding corporate investments in asset management positions, using a historical simulation approach. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories. Similar diversification benefits are also taken into account across risk factors within each category. The following tables illustrate the VaR for each component of market risk, including the average, high and low VaR for each component of market risk during the quarters ended August 31, 2011, May 31, 2011 and February 28, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Daily VaR(1)
	(In Millions)
	Value-at-Risk in trading portfolios
		VaR at		Average VaR Three Months Ended
Risk Categories	8/31/11	5/31/11	2/28/11	8/31/11	5/31/11	2/28/11

Interest Rates	$9.16	$7.78	$7.81	$8.59	$9.03	$6.32
Equity Prices	$3.95	$5.53	$3.18	$5.88	$6.53	$5.55
Currency Rates	$1.46	$0.61	$0.50	$1.06	$0.77	$0.56
Commodity Prices	$0.96	$1.87	$2.04	$1.36	$1.33	$1.45
Diversification Effect[2]	-$5.12	-$6.62	-$4.14	-$6.41	-$4.98	-$3.37

Firmwide	$10.41	$9.17	$9.39	$10.48	$12.68	$10.51

	Daily VaR(1)
	(In Millions)
	Value-at-Risk Highs and Lows for Three Months Ended
	8/31/11		5/31/11		2/28/11
Risk Categories	High	Low	High	Low	High	Low

Interest Rates	$14.85	$6.18	$13.67	$3.09	$9.99	$3.26
Equity Prices	$12.73	$1.81	$11.92	$2.59	$9.36	$3.13
Currency Rates	$1.88	$0.32	$1.49	$0.04	$1.20	$0.10
Commodity Prices	$2.76	$0.77	$2.38	$0.70	$2.90	$0.53
Firmwide	$15.69	$7.05	$18.88	$8.45	$13.56	$7.65

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon and 95% confidence level were used.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs by risk categories. This effect is due to the market categories not being perfectly correlated.
Average VaR of $10.48 million during the three months ended August 31, 2011 decreased from the $12.68 million average during the three months ended May 31, 2011 due mainly to lower equity and fixed income exposure, along with an increase in the diversification benefit. The largest change quarter on quarter was in the diversification effect, which was primarily due to a broader product mix.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
The following table presents our daily VaR over the last periods:
A comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one-day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Trading related revenue is defined as principal transaction revenue, trading related commissions, and net interest income. Results of the process at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one-day VaR in the three months ended August 31, 2011.
Daily Net Trading Revenue
($ in millions)
The table below shows the distribution of daily net trading revenue for substantially all of our trading activities.
The number of days with trading losses in the quarter ended August 31, 2011 (26 days out of a total of 65 trading days in the quarter) was sharply higher than in the quarter ended May 31, 2011 as a result of increased volatility in underlying markets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
We, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our expansion in the commodities business presents various risks.
Our acquisition of the Global Commodities Group represents a large and significant investment in commodities, beyond the commodities derivative trading business that has been conducted by JFP. We have not previously operated a commodities business of the scale of the Global Commodities Group. There can be no assurance that we will be able to integrate the acquired entities with our own operations successfully or that we will profitably operate the Global Commodities Group’s business. The commodities business we are acquiring presents many operational and financial risks, including our obligation to pay, or reimburse and indemnify, those affiliates of Prudential Financial that have provided financial guarantees and other credit support for customers of the Global Commodities Group for amounts those affiliates may later become required to pay under such guarantees and credit support. If these operational and financial risks materialize, they could cause us to experience losses that could affect our profitability and potentially restrict our ability to grow and diversify in other businesses.
The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.
Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies, including a Nationally Recognized Statistical Rating Organization, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our business, financial condition and liquidity.
In addition, the possibility that certain European Union member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our business, financial condition and liquidity. See our risk factors titled “Changing conditions in financial markets and the economy could result in decreased revenues, losses or other adverse consequences” and “Our international operations subject us to numerous risks which could adversely impact our business in many ways” in our Form 10-K filed on February 2, 2011 for additional information.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information on our purchases of our own common stock during the 3 months ended August 31, 2011:

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs (2)	Programs (3)
June 1 — June 30, 2011	228,396	$20.08	200,000	9,459,440
July 1 — July 31, 2011	605,920	19.29	582,564	8,876,876
August 1 — August 31, 2011	2,310,243	16.92	2,217,436	6,659,440

Total	3,144,559		3,000,000

(1)	We repurchased an aggregate of 144,559 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock or the distribution of restricted stock units. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On December 14, 2009 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 15,000,000 shares of our common stock, inclusive of prior authorizations.

(3)	On September 20, 2011 we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 20,000,000 shares of our common stock, inclusive of prior authorizations. This additional authorization is not reflected in the above table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Jefferies Group, Inc. is incorporated herein by reference to Exhibit 3 of the Registrant’s Form 8-K filed on May 26, 2004.

3.2	Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 21, 2006.

3.3	By-Laws of Jefferies Group, Inc are incorporated herein by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

10.1	Selling Agent Agreement, dated August 5, 2011, among Jefferies Group, Inc. and Jefferies & Company, Inc. is incorporated herein by reference to Exhibit 1.1 of Registrant’s Form 8-K filed on August 11, 2011.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition at August 31, 2011 and November 30, 2010, (ii) the Consolidated Statements of Earnings for the Three and Nine Months Ended August 31, 2011 and the Three and Eight Months Ended August 31, 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended August 31, 2011 and the Eleven Months Ended November 30, 2010, (iv) the Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended August 31, 2011 and the Three and Eight Months Ended August 31, 2010, (v) the Consolidated Statements of Cash Flows for the Nine Months Ended August, 2011 and the Eight Months Ended August 31, 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)
Date: October 7, 2011	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)