Form 10-K
period 2011-11-30
JEFFERIES GROUP INC /DE/
filed 2012-01-27
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number: 1-14947

JEFFERIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.0001 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes   ☒        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes   ☐         No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐         No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,037,973,376 as of May 31, 2011.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 205,958,550 shares as of the close of business on January 18, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant’s Definitive Proxy Statement with respect to the 2012 Annual Meeting of Stockholders to be held on May 7, 2012 to be filed with the SEC is incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page 159.

JEFFERIES GROUP, INC.

2011 FORM 10-K ANNUAL REPORT

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.	Business.

Introduction

Jefferies Group, Inc. and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Our principal operating subsidiary, Jefferies & Company, Inc. (“Jefferies”), was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. On July 1, 2011, we acquired the Bache Global Commodities Group from Prudential Financial, Inc. and we now operate a full service futures commission merchant through Jefferies Bache, LLC in the U.S. and a global commodities and financial derivatives broker through Jefferies Bache Limited in the U.K. Since 2000, we have grown considerably and become increasingly diversified, increasing our market share and the breadth of our business. Our growth has been achieved through the ongoing addition of talented personnel in targeted areas, as well as the acquisition of complementary businesses.

As of November 30, 2011, we had 3,898 employees in the U.S., Europe, the Middle East and Asia. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters offices in London and Hong Kong. Our primary telephone number is (212) 284-2550 and our Internet address is jefferies.com.

The following documents and reports are available on our public website:

•	Code of Ethics;

•	Reportable waivers, if any, from our Code of Ethics by our executive officers;

•	Board of Directors Corporate Governance Guidelines;

•	Charter of the Audit Committee of the Board of Directors;

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•	Charter of the Compensation Committee of the Board of Directors;

•	Annual and interim reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K;

•	Beneficial ownership reports on Forms 3, 4 and 5; and

•	Any amendments to the above-mentioned documents and reports.

Shareholders may also obtain a printed copy of any of these documents or reports by sending a request to Investor Relations, Jefferies & Company, Inc., 520 Madison Avenue, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefferies.com.

Business Segments

We currently operate in two business segments, Capital Markets and Asset Management. Our Capital Markets reportable segment consists of our securities and commodities trading activities (including the results of

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

our indirectly partially owned subsidiary, Jefferies High Yield Trading, LLC), and our investment banking activities. The Capital Markets reportable segment is managed as a single operating segment that provides the research, sales, trading and/or origination and execution effort for various equity, fixed income and advisory products and services. The Asset Management segment includes asset management activities and related services.

Financial information regarding our reportable business segments as of November 30, 2011, November 30, 2010 and December 31, 2009 is set forth in Note 22 of the Notes to Consolidated Financial Statements, titled “Segment Reporting” and is incorporated herein by reference.

Our Businesses

Capital Markets

Our Capital Markets segment includes our Equities, Fixed Income and Investment Banking businesses. We primarily serve institutional investors, corporations and government entities.

Equities

Equities Sales & Trading

We operate a full-service, client-focused equities research, sales and trading business across global securities markets. We earn commissions or spread revenue by executing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded equity options, convertible products, and closed-end funds. Our primary competitors are global wholesale banks and securities firms. We act as agent or principal (including as a market-maker) when executing client transactions via traditional “high-touch” and electronic “low-touch” channels. In order to facilitate client transactions, we may act as principal to provide liquidity which requires the commitment of our capital and maintenance of dealer inventory.

In 2011, we focused our equity research, sales and trading efforts into three geographical regions: the Americas; Europe, the Middle East, and Africa (EMEA); and Asia Pacific. Our main product lines within the regions are cash equities, electronic trading, derivatives, and convertibles. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global sales force, we maintain relationships with our clients, distribute investment research, trading ideas, market information and analyses and receive and execute client orders.

To develop further our global footprint and complement existing capabilities, during 2011 we expanded our EMEA and Asia Pacific cash equity research sales force. In Asia Pacific, we continued the development of a full-service research, sales and trading business with the establishment of our India broker-dealer, Jefferies India Private Limited, addition of employees in our Hong Kong and Japan offices, and establishment of a convertible securities sales presence in our Hong Kong office.

Equity Finance

Our Equity Finance business provides financing, securities lending and other prime brokerage services.

We offer prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, reporting and administrative services. We finance our client’s securities positions through margin loans that are collateralized by securities, cash or other acceptable

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread. During 2011, we launched an Asia Pacific securities finance business based in our Hong Kong office.

Customer assets (securities and funds) held by us are segregated in accordance with SEC customer protection rules. We do not comingle customer and firm principal assets or rely on customer free credit balances to finance firm principal positions. We offer selected prime brokerage clients with the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, we provide our clients directly all customary prime brokerage services other than custody.

Equity Research

Our Global Equity Research provides investment ideas and analysis to our clients across a range of industries in the U.S., European, and Asia Pacific markets. Our research covers over 1,300 individual companies around the world.

Wealth Management

We provide tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds, and small institutions. Our advisors provide access to all of our institutional execution capabilities and deliver other financial services. Our open architecture platform affords clients with access to products and services from both our firm and from a variety of other major financial services institutions.

Fixed Income

Our Fixed Income business consists of fixed income sales and trading, as well as commodities, listed futures and over-the-counter derivative trading activities.

Fixed Income Sales and Trading

Over the last few years, we significantly strengthened and expanded our global fixed income platform. Our fixed income effort now encompasses the sales and trading of investment grade and high yield corporate bonds, U.S. and European government and agency securities, municipal bonds, repo finance, mortgage- and asset-backed securities, whole loans, leveraged loans, distressed securities and emerging markets debt. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York, and Jefferies International Limited, our U.K. regulated broker-dealer, is a primary dealer in the debt of Germany, the United Kingdom, the Netherlands, Portugal, Austria, Belgium and Slovenia, and trades a broad spectrum of other European government bonds.

Within the U.S., our high yield activities are primarily conducted through Jefferies High Yield Trading, LLC, which is a registered broker-dealer and a wholly owned subsidiary of Jefferies High Yield Holdings, LLC (“JHYH”). We own voting and nonvoting interests in JHYH and have entered into management, clearing, and other services agreements with JHYH. We and Leucadia National Corporation each have the right to nominate two of a total of four directors to JHYH’s board of directors. Two funds managed by us, Jefferies Special Opportunities Fund (“JSOP”) and Jefferies Employees Special Opportunities Fund (“JESOP”), are also investors in JHYH. The term of JHYH is through April 2013, with an option to extend.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income research professionals, including research and desk analysts, provide investment ideas and analysis across a variety of fixed income products.

Futures, Foreign Exchange and Commodities

In July 2011, we acquired a group of companies from Prudential Financial, Inc. (“Prudential”) that comprised Prudential’s global commodities businesses, which operated as Prudential Bache. These companies as a group were then renamed Jefferies Bache. The businesses acquired include brokerage and clearing services in listed derivatives on major futures and options exchanges around the world, exchange-traded futures and options and commodities and over-the-counter products, including precious and base metals and foreign exchange.

Jefferies Bache provides 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex and provides 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead. Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.

We provide a full-service trading desk in all precious metals, cash, futures and exchange-for-physicals markets, and are a market maker providing execution and clearing services as well as market analysis. Jefferies Bache also provides prime brokerage services and is an authorized coin distributor of the U.S. Mint.

In addition, Jefferies Bache is a market-maker providing operational support in foreign exchange spot, forwards, swaps and options across major currencies and emerging markets globally.

Investment Banking

We offer our clients a full range of financial advisory services, as well as equity, debt and equity-linked capital raising services.

Over 675 investment banking professionals operate in the United States, Latin America, Europe and Asia, and are organized into industry, product and geographic coverage groups. Industry coverage groups include Aerospace and Defense, Banks, Business Services, Chemicals, CleanTech, Consumer, Energy, Financial Sponsors, Gaming, General Industrials, Healthcare, Maritime, Media, Mining & Metals, Real Estate, Retailing, Specialty Finance, Technology and Telecommunications.

Equity Capital Markets

We originate and sell direct placements, private equity, private placements, initial public offerings and follow-on offerings of equity and equity-linked convertible securities.

Debt Capital Markets

We offer a range of debt financing for companies, governmental entities and financial sponsors. We focus on structuring and distributing public and private debt in leveraged finance transactions, including investment grade and high yield corporate debt, leveraged buyouts, acquisitions, growth capital financings, mortgage-related and asset-backed securities, municipal securities, public finance, recapitalizations and Chapter 11 exit financings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Asset Management

We provide investment management services to private investment funds, separate accounts (such as for pension funds, insurance companies and other institutional investors) and mutual funds. Our primary asset management programs are commodity asset management strategies, strategic investment programs and convertible bond strategies.

Our commodity asset management strategies are provided through Jefferies Asset Management, LLC, which is registered as an investment adviser with the SEC and as a commodity trading advisor with the CFTC. These strategies primarily seek to provide exposure to commodities as an asset class.

Our strategic investment programs, including our Structured Alpha Program, are provided through the Strategic Investments Division of Jefferies Investment Advisers, LLC, which is registered as an investment adviser with the SEC. These programs are systematic, multi-strategy, multi-asset class programs with the objective of generating a steady stream of absolute returns irrespective of the direction of major market indices or phase of the economic cycle. These strategies are provided through both long-short equity private funds and separately managed accounts.

Our convertible bond strategies are provided through Jefferies (Switzerland) Limited, which is licensed by the Swiss Financial Market Supervisory Authority. These strategies are long only investment solutions in global convertible bonds offered to pension funds, insurance companies and private banking clients.

Competition

All aspects of our business are intensely competitive. We compete directly with numerous domestic and international competitors, including bank holding companies and commercial banks, firms listed in the AMEX Securities Broker/Dealer Index, other brokers and dealers, investment banking firms, investment advisors, mutual funds and hedge funds. A number of our competitors have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings and our tenacity and commitment to serve our clients.

Regulation

Regulation In the United States.    The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of commodity futures laws. In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”), are actively involved in the regulation of broker-dealers. The SEC and self-regulatory organizations conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers. Futures commission merchants (“FCMs”) that engage in commodities and futures transactions, are subject to regulation by the CFTC and the National Futures Association (“NFA”). The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings or initiate civil litigation that can result in censure, fine, suspension, expulsion of a firm, its officers or employees, or revocation of a firm’s licenses.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. Implementation of the Dodd-Frank Act is to be accomplished through extensive rulemaking by the SEC and other governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes. At this time, it is difficult to assess the impact that the Dodd-Frank Act will have on us and on the financial services industry.

Net Capital Requirements.    U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”), which specifies minimum net capital requirements. Jefferies Group is not a registered broker-dealer and is therefore not subject to the Net Capital Rule; however, its United States broker-dealer subsidiaries are registered and are subject to the Net Capital Rule, which provides that a broker-dealer shall not permit its aggregate indebtedness to exceed 15 times its net capital (the “basic method”) or, alternatively, that it not permit its net capital to be less than the greater of 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) or $250,000 ($1.5 million for prime brokers) computed in accordance with such Net Capital Rule (the “alternative method”). Jefferies, Jefferies Execution Services, Inc. (“Jefferies Execution”) and Jefferies High Yield Trading, LLC (“JHYT”) use the alternative method of calculation. (See Net Capital within Item 7. Management’s Discussion and Analysis and Note 21, Net Capital Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.)

Compliance with the Net Capital Rule could limit operations of our broker-dealers, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies, Jefferies Execution, or JHYT to us.

U.S. registered FCMs are subject to the CFTC’s “minimum financial requirements for futures commission merchants and introducing brokers.” Jefferies Group is not a registered FCM and is therefore not subject to the minimum financial requirements; however, its United States FCM subsidiaries, Jefferies and Jefferies Bache, LLC, are registered and are subject to the minimum financial requirements. Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000 or (B) the FCM’s risk-based capital requirements totaling (1) eight percent of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) eight percent of the total risk margin requirement for positions carried by the FCM in noncustomer accounts. An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Regulation Outside the United States.    We are an active participant in the international fixed income and equity markets, engage in commodity futures brokerage and provide investment banking services throughout the world, but primarily in Europe and Asia. As is true in the U.S., our subsidiaries are subject to comprehensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Services Authority, the Hong Kong Securities and Futures Commission and the Taiwan Financial Supervisory Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform packages in response to the credit and liquidity crisis of 2007 and 2008.

Item 1A.	Risk Factors.

Factors Affecting Our Business

The following factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. In addition to the specific factors mentioned in this report, we may also be affected by other factors that affect businesses generally such as global or regional changes in economic or business conditions, acts of war, terrorism and natural disasters.

Our expansion in the commodities futures business presents various risks.

Our acquisition of the Global Commodities Group from Prudential Financial, Inc. represents a large and significant investment in the commodities futures business. We have not previously operated a commodities business of the scale of the Global Commodities Group. There can be no assurance that we will be able to integrate the acquired entities with our own operations successfully or that we will profitably operate the Global Commodities Group’s business. The commodities business we acquired presents many operational and financial risks, including our obligation to pay, or reimburse and indemnify, those affiliates of Prudential Financial that have provided financial guarantees and other credit support for customers of the Global Commodities Group for amounts those affiliates may later become required to pay under such guarantees and credit support. If these operational, credit and financial risks materialize, they could cause us to experience losses that could affect our profitability and potentially restrict our ability to grow and diversify in other businesses.

Recent legislation and new and pending regulation may significantly affect our business.

Recent market and economic conditions have led to legislation and regulation affecting the financial services industry, both in the United States and abroad. These new measures include limitations on the types of activities in which certain financial institutions may engage as well as more comprehensive regulation of the over-the-counter derivatives market. In addition, fiduciary standards have been imposed on securities firms in their dealings with states, municipalities, and pension funds, among others, which may affect our municipal securities business.

These legislative and regulatory initiatives will affect not only us, but also our competitors and certain of our customers. These changes could eventually have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business. Accordingly, we cannot provide assurance that the new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial conditions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

As a global securities and investment banking firm, global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

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

•	Adverse changes in the market could lead to losses from principal transactions on our inventory positions.

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

•

Should one of our competitors fail, our securities prices and our revenue could be negatively impacted based upon negative market sentiment causing customers to cease doing business with us and our lenders to cease loaning us money, which could adversely affect our business, funding and liquidity.

Unfounded allegations about us could result in extreme price volatility and price declines in our securities and loss of revenue, clients, and employees.

In November 2011, we became the subject of unfounded allegations and false rumors, including among others those relating to our exposure to European sovereign debt. Despite the fact that we were able to dispel such rumors, both our stock and bond prices were significantly impacted. Our common stock suffered a 20% sell-off in minutes and, consequently, its trading was temporarily suspended, and our debt-securities prices suffered not only extreme volatility but also record high yields. In addition, our operations were impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing our revenue stream. Although we were able to reverse the negative impact of such unfounded allegations and false rumors, there is no assurance that we will be able to do so successfully in the future and our potential failure to do so could have a material adverse effect on our business, financial condition and liquidity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our business, financial condition and liquidity.

A credit-rating agency downgrade could significantly impact our business.

A credit-rating agency downgrade of our long-term debt rating, could negatively impact our stock and bond prices and could have a material adverse effect on our business, financial condition and liquidity.

Our principal trading and investments expose us to risk of loss.

A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities and futures and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

Increased competition may adversely affect our revenues, profitability and staffing.

All aspects of our business are intensely competitive. We compete directly with numerous bank holding companies and commercial banks, other brokers and dealers and investment banking firms. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or employees. Competition can also raise our costs of hiring and retaining the key employees we need to effectively operate our business.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Asset management revenue includes revenues we receive from management, administrative and performance fees from funds managed by us, revenues from asset management and performance fees we receive from third party managed funds, and investment income from our investments in these funds. These revenues are dependent upon the amount of assets under management and the performance of the funds. If these funds do not perform as well as our asset management clients expect, our clients may withdraw their assets from these funds, which would reduce our revenues. Some of our revenues are derived from our own investments in these funds. We experience significant fluctuations in our quarterly operating results due to the nature of our asset management business and therefore may fail to meet revenue expectations. Even in the absence of a market downturn, below market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

We face numerous risks and uncertainties as we expand our business.

We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Our international operations subject us to numerous risks which could adversely impact our business in many ways.

Our business and operations are expanding globally. Wherever we operate, we are subject to legal, regulatory, political, economic and other inherent risks. The laws and regulations applicable to the securities and investment banking industries differ in each country. Our inability to remain in compliance with applicable laws and regulations in a particular country could have a significant and negative effect on our business and prospects in that country as well as in other countries. A political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

Extensive regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The financial services industry is subject to extensive laws, rules and regulation in every country in which we operate. Firms that engage in securities trading, commodity futures brokerage, asset management and investment banking must comply with the laws, rules and regulations imposed by the governing country, state, regulatory bodies and self-regulatory bodies with governing authority over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Financial institutions that engage in commodities and futures transactions are also subject to regulation by related agencies.

Each of our regulators engages in a series of periodic and special exams to monitor compliance with such laws, rules and regulations. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they will investigate the facts and circumstances to determine whether we have complied. At any moment in time, including as of the date of this filing, we are subject to one or more such exams, investigations, or similar reviews. At this time, all such exams, investigations, and similar reviews are insignificant in scope and absolutely immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, and regulations and that related exams, investigations, and similar reviews could result in a regulatory enforcement action and fine.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or codefendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our business, including increases in the number and size of investment banking transactions and our expansion into new areas impose greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability to us. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

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

We are party to a number of derivative transactions that require us to deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement. We maintain offices throughout the world including New York, Los Angeles, Stamford, Jersey City, London, Zurich, Hong Kong, Tokyo and Mumbai. In addition, we

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

maintain backup facilities with redundant technologies in Jersey City, New Jersey and Stamford, Connecticut. We lease all of our office space, which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see Note 2, Summary of Significant Accounting Policies and Note 20, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

Item 3.	Legal Proceedings.

Many aspects of our business involve substantial risks of legal and regulatory liability. In the normal course of business, we have been named as defendants or codefendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters, including exams, investigations and similar reviews, arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our financial condition.

Item 4.	(Removed and Reserved).

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol JEF. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low
12 MONTHS ENDED NOVEMBER 30, 2011
Fourth Quarter	$16.40	$9.50
Third Quarter	22.11	14.33
Second Quarter	25.81	21.42
First Quarter	27.12	23.43
11 MONTHS ENDED NOVEMBER 30, 2010
Fourth Quarter	$26.16	$22.03
Third Quarter	25.88	20.15
Second Quarter(1)	28.44	21.37
First Quarter(1)	27.72	23.65

(1)	The first and second quarters of 2010 include the high and low sales prices of our common stock during the month of March.

There were approximately 1,850 holders of record of our Common Stock at January 17, 2012. Our transfer agent is American Stock Transfer & Trust Company, LLC and their address is 59 Maiden Lane, Plaza Level, New York, NY 10038.

The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	$0.075	$0.075	$0.075	$0.075
2010	$0.075	$0.075	$0.075	$0.075

On December 19, 2011, the Board of Directors declared a quarterly dividend of $0.075 per share of common stock, payable on February 15, 2012 to stockholders of record as of January 17, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 — September 30, 2011	616,301	12.57	602,700	19,397,300
October 1 — October 31, 2011	213,684	12.13	196,300	19,201,000
November 1 — November 30, 2011	4,305,190	10.58	4,301,000	14,900,000

Total	5,135,175		5,100,000

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(1)	We repurchased an aggregate of 35,175 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of certain options exercised and to use shares to satisfy certain tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On September 20, 2011, we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 20,000,000 shares of our Common Stock, inclusive of prior authorizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Shareholder Return Performance Presentation

The following graph compares the yearly change in the cumulative total shareholder return on our common stock, after consideration of all relevant stock splits during the period, against the cumulative total return of the Standard & Poor 500 and Standard & Poor 500 Financials Indices for the last five years. The performance graph assumes a $100 investment in our Common Stock and each index based on the closing prices on November 30, 2006, and that all dividends have been reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	2006	2007	2008	2009	2010	2011

Jefferies Group, Inc.	100	90	44	84	87	42

S&P 500	100	108	67	84	92	99

S&P 500 Financials	100	89	38	45	45	41

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Item 6.	Selected Financial Data.

The selected data presented below as of and for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and each of the years in the three year period ended December 31, 2009, 2008 and 2007 are derived from the Consolidated Financial Statements of Jefferies Group, Inc. and its subsidiaries. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Annual Report on Form 10-K.

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
			Twelve Months Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands , Except Per Share Amounts )
Earnings Statement Data
Revenues:
Commissions	$534,726	$466,246	$512,293	$611,823	$524,716
Principal transactions	428,035	509,070	838,396	(80,479)	221,259
Investment banking	1,122,528	890,334	474,315	425,887	750,192
Asset management fees and investment income (loss) from managed funds	44,125	16,785	35,887	(52,929)	23,534
Interest	1,248,132	852,494	732,250	741,559	1,174,512
Other	152,092	62,417	38,918	28,573	24,311

Total revenues	3,529,638	2,797,346	2,632,059	1,674,434	2,718,524
Interest expense	980,825	605,096	468,798	660,448	1,150,779

Net revenues	2,548,813	2,192,250	2,163,261	1,013,986	1,567,745
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	3,622	14,916	37,248	(69,077)	4,257

Net revenues, less mandatorily redeemable preferred interest	2,545,191	2,177,334	2,126,013	1,083,063	1,563,488

Non-interest expenses:
Compensation and benefits	1,482,604	1,282,644	1,195,971	1,522,157	946,309
Floor brokerage and clearing fees	126,313	110,835	80,969	64,834	66,967
Technology and communications	215,940	160,987	141,233	127,357	103,763
Occupancy and equipment rental	84,951	68,085	72,824	76,255	76,765
Business development	93,645	62,015	37,614	49,376	56,594
Professional services	66,305	49,080	41,125	46,948	41,133
Other	56,099	47,017	48,530	84,296	30,843

Total non-interest expenses	2,125,857	1,780,663	1,618,266	1,971,223	1,322,374

Earnings (loss) before income taxes	419,334	396,671	507,747	(888,160)	241,114
Income tax expense (benefit)	132,966	156,404	195,928	(293,359)	93,032

Net earnings (loss)	286,368	240,267	311,819	(594,801)	148,082
Net earnings (loss) to noncontrolling interest	1,750	16,601	36,537	(53,884)	3,634

Net earnings (loss) to common shareholders	$284,618	$223,666	$275,282	$(540,917)	$144,448

Earnings per common share:
Basic earnings (loss) per common share	$1.28	$1.10	$1.36	$(3.30)	$0.93
Diluted earnings (loss) per common share	$1.28	$1.09	$1.35	$(3.30)	$0.92
Weighted average common shares:
Basic	211,056	196,393	200,446	166,163	141,515
Diluted	215,171	200,511	204,572	166,163	141,903
Cash dividends per common share	$0.30	$0.30	—	$0.25	$0.50

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

	November 30,		December 31,
	2011	2010	2009	2008	2007
	(In Thousands , Except Per Share Amounts )
Selected Balance Sheet Data
Total assets	$34,971,422	$36,726,543	$28,121,023	$19,978,685	$29,793,817
Long-term debt	$4,608,926	$3,778,681	$2,729,117	$1,764,274	$1,764,067
Mandatorily redeemable convertible preferred stock	$125,000	$125,000	$125,000	$125,000	$125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	$310,534	$315,885	$318,047	$280,923	$354,316
Total common stockholders’ equity	$3,224,312	$2,477,989	$2,298,140	$2,115,583	$1,760,645
Shares outstanding	197,160	171,694	165,638	163,216	124,453
Other Data (Unaudited)
Common book value per share(1)	$16.35	$14.43	$13.87	$12.96	$14.15

(1)	See “Analysis of Financial Condition and Capital Resources” in Item 7 of this Annual Report on Form 10-K for further information regarding our book value and stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Any forward looking statement speaks only as of the date on which that statement is made. We will not update any forward looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.

Consolidated Results of Operations

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30. As such, the current period represents the twelve months ended November 30, 2011 and has been reported on the basis of the new fiscal year beginning as of December 1, 2010. Our prior period consisted of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial information for 2009 and prior years continues to be presented on the basis of our previous calendar year end, December 31.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following table provides an overview of our consolidated results of operations:

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
	(Dollars in thousands, except for per share amounts)
Net revenues, less mandatorily redeemable preferred interest	$2,545,191	$2,177,334	$2,126,013
Non-interest expenses	2,125,857	1,780,663	1,618,266
Earnings before income taxes	419,334	396,671	507,747
Income tax expense	132,966	156,404	195,928
Net earnings	286,368	240,267	311,819
Net earnings to noncontrolling interests	1,750	16,601	36,537
Net earnings to common shareholders	284,618	223,666	275,282
Earnings per diluted common share	$1.28	$1.09	$1.35

Effective tax rate	31.7%	39.4%	38.6%

Executive Summary

Net revenues, less mandatorily redeemable preferred interest, for the twelve months ended November 30, 2011 increased 17% to a record $2,545.2 million as compared to $2,177.3 million for the eleven months ended November 30, 2010 primarily driven by the additional one month of results included in fiscal 2011 versus fiscal 2010, strong investment banking results, revenues associated with the Global Commodities Group business we acquired on July 1, 2011 from Prudential Financial, Inc. (“Prudential”) (also referred to as “Jefferies Bache”) and a related bargain purchase gain of $52.5 million, and a gain on debt extinguishment of $21.1 million recognized in our fourth quarter. Non-interest expenses of $2,125.9 million for the twelve months ended November 30, 2011 reflected a 19% increase over the 2010 eleven month period primarily attributable to an additional one month’s costs in the fiscal year, as well as increased compensation and benefits costs, technology and communications expenses and business development expenses. Compensation costs for the twelve month period ended November 30, 2011 were 58% of net revenues as compared to 59% for the eleven month period ended November 30, 2010. Non-interest expenses for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 included our $4.6 million charitable contribution for Japanese earthquake relief and our $6.8 million donation to various Haiti earthquake charities, respectively.

Net revenues, less mandatorily redeemable preferred interest, for the eleven months ended November 30, 2010 increased 2% to $2,177.3 million as compared to $2,126.0 million for the twelve months ended December 30, 2009 primarily due to higher investment banking results, partially offset by lower sales and trading results over the respective twelve and eleven month periods. Non-interest expenses of $1,780.7 million for the eleven months ended November 30, 2010 reflected a 10% increase over the 2009 period primarily attributable to increased compensation and benefits costs, floor brokerage and clearing fees, technology and communication expenses and business development expenses. Compensation costs for the eleven month period ended November 30, 2010 were 59% of net revenues as compared to a ratio of 55% for the twelve months ended December 31, 2009.

The effective tax rate was 31.7% for the twelve months ended November 30, 2011, 39.4% for the eleven months ended November 30, 2010 and 38.6% for the twelve months ended December 31, 2009. The decrease in our effective tax rate for the twelve months ended November 30, 2011 as compared to the 2010 fiscal periods was primarily attributable to the impact of the bargain purchase gain of $52.5 million related to our acquisition of the Global Commodities Group in the third quarter of 2011, which is not tax able.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

At November 30, 2011, we had 3,898 employees globally, compared to 3,084 at November 30, 2010 and 2,628 at December 31, 2009. We added approximately 400 employees on July 1, 2011 as part of the Global Commodities Group acquisition.

Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K for the twelve months ended November 30, 2011.

Revenues by Source

The Capital Markets reportable segment includes our securities trading activities and our investment banking and capital raising activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination and execution effort for various equity, fixed income and advisory services. The Capital Markets segment comprises many business units, with many interactions and much integration among them. In addition, we separately discuss our Asset Management business.

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective sales and trading activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs. Prior to the first quarter of 2010, we separately presented revenues attributed from our high yield business within our “Revenues by Source” statement. As our firm has continued to expand, particularly geographically, we began to integrate our high yield platforms within our overall fixed income business and now present our high yield net revenue within Fixed Income Net revenue as of the first quarter of 2010. Additionally, prior to the first quarter of 2011, we presented revenues attributed from our convertibles business in Fixed Income Net revenue. Revenues from our convertibles business as of the first quarter of 2011 are presented within Equities Net revenue. Reclassifications have been made to our previous presentation of “Revenues by Source” for the eleven months ended November 30, 2010 and for the twelve months ended December 31, 2009 to conform to the current presentation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011		Eleven Months Ended November 30, 2010		Twelve Months Ended December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$593,589	23%	$556,772	25%	$468,161	22%
Fixed income	714,956	28	728,359	33	1,177,226	54

Total sales and trading	1,308,545	51	1,285,131	59	1,645,387	76
Other	73,615	3	—	—	7,672	—
Equity	187,288	7	126,363	6	89,807	4
Debt	384,921	15	347,471	16	193,187	9

Capital markets	572,209	22	473,834	22	282,994	13
Advisory	550,319	22	416,500	19	191,321	9

Investment banking	1,122,528	44	890,334	41	474,315	22
Asset management fees and investment income from managed funds:
Asset management fees	33,425	1	16,519	1	28,512	1
Investment income from managed funds	10,700	—	266	—	7,375	—

Total	44,125	1	16,785	1	35,887	1

Net revenues	2,548,813	100%	2,192,250	100%	2,163,261	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	3,622		14,916		37,248

Net revenues, less mandatorily redeemable preferred interest	$2,545,191		$2,177,334		$2,126,013

Net Revenues

2011 v. 2010 — Net revenues, before interest on mandatorily redeemable preferred interests, for the twelve months ended November 30, 2011 were a record $2,548.8 million, an increase of 16% over the previous record of $2,192.3 million recorded during the eleven months ended November 30, 2010. The increase was primarily due to an increase of 26% in investment banking revenue to a record $1,122.5 million for fiscal 2011 and a 7% increase in equities sales and trading revenue as well as the additional one month of results included in fiscal 2011 versus fiscal 2010. These increases were partially offset by a 2% decline in fixed income revenue compared with the prior fiscal period, partially offset by added revenue from our Jefferies Bache businesses acquired during 2011. Net revenues for the twelve months ended November 30, 2011 also include within Other revenue a bargain purchase gain of $52.5 million recognized in connection with our acquisition of the Global Commodities Group and a gain on extinguishment of debt of $21.1 million related to transactions in our own debt by our broker-dealer’s market-making desk and the repurchase of $50.0 million of our senior notes due 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

2010 v. 2009 — Net revenues, before interest on mandatorily redeemable preferred interests, for the eleven months ended November 30, 2010 were a record $2,192.3 million, an increase of 1% over previous record 2009 net revenues of $2,163.3 million. The increase was primarily due to an increase of 88% in investment banking revenue to a record $890.3 million for fiscal 2010, and a 19% increase in equities sales and trading revenue from the 2009 year. These increases were partially offset by a 38% decline in fixed income revenue and a 53% decline in asset management revenue as compared with the prior year. Net revenues for the twelve months ended December 31, 2009 also included a gain on extinguishment of debt of $7.7 million as we repurchased approximately $20.3 million of our outstanding long-term debt during 2009.

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.

The following reflects the number of trading days in the respective operational periods:

Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
253 days	230 days	252 days

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance, correspondent clearing and alternative investment strategies. Equities revenues also include our share of the net earnings from our investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC joint ventures, which are accounted for under the equity method.

2011 v. 2010 — Total equities revenue was $593.6 million and $556.8 million for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively, an increase of $36.8 million or 7%. Our equities revenue is primarily driven by client transaction volumes. Equity market conditions during the first half of 2011 were mainly characterized by lower stock market volumes and a reduction in equity market volatility as compared with uneven equity prices and higher stock market volumes for the six months ended May 31, 2010. While volumes picked up significantly in August 2011 with increased volatility, investors’ concern over the U.S. economy, the Standard & Poor’s downgrade of the U.S. long-term credit rating and the continued sovereign debt crisis within the European region caused investors to be reluctant to take risk and transact in the remaining months of 2011. Further, client transaction flows were reduced notably in November 2011 due to the attention focused on our firm following the bankruptcy of MF Global Holdings, Ltd. Subsequent to November 2011, our transaction flows have returned to more normal levels consistent with those preceding the November events.

Declines in client stock volumes negatively impacted our U.S. cash equities trading revenues, while net revenues from U.S. derivatives grew slightly. International equities revenue benefited from the development of our Asia cash equities business, expansion of our Europe sales force and improved international electronic product capabilities. Prime brokerage and securities finance revenues benefited from new clients and higher balances, as well as transaction volumes with existing clients. A gain was also recognized related to our ownership of LME shares consistent with recent sales of shares of the exchange. These increases in equities revenue were partially offset by reduced net revenues from our equity joint ventures as increased interest expense was incurred in supporting these ventures. In November 2010, the Company entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price was dependent on the number and amount of client accounts that convert to the purchaser’s platform. During fiscal 2011, proceeds amounted to $11.0 million were received, of which revenues of $9.1 million was recognized and

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

included within Other income on the Consolidated Statement of Earnings. Equities revenue for the eleven months ended November 30, 2010 does not include any significant gain from transaction and revenue from our correspondent clearing business.

2010 v. 2009 — Total equities revenue was $556.8 million and $468.2 million, respectively, in fiscal 2010 and in 2009, a 19% increase from 2009. This increase was primarily due to positive block trading opportunities, higher alternative investment revenue and enhanced results from certain strategic investment strategies. Growth in our international equities platform, an increased client base and balances in our prime brokerage business and stronger revenue generated by our equity derivative business with greater market volatility also contributed to an increase in equities revenue for 2010 over the prior period. Increases in equities revenue from these businesses was partially offset by a decline in revenue generated by our cash equities business, which was affected by reduced client volumes for the eleven month 2010 period consistent with lower overall trading volumes experienced by the major exchanges.

Fixed Income Revenue

Fixed income revenue primarily includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans and commodities trading activities. Fixed income revenue also includes the results of operations from Jefferies Bache sales and trading activities in commodities, foreign exchange, futures and other derivative products.

2011 v. 2010 — The first half of the 2011 fiscal year was characterized by reasonable customer flow, tighter bid-offer spreads, ample liquidity and rising commodity prices. Beginning in the third quarter of 2011, concerns about European sovereign debt risk, the deteriorating global economy, the uncertainty created by the U.S. deficit negotiations and continuing high unemployment in the U.S. led to challenging trading conditions. Market volatility in certain fixed income sectors suppressed customer activity. Trading conditions were particularly difficult in August 2011. While the fixed income markets improved slightly in the fourth quarter of 2011, our customer volumes were negatively impacted during November 2011 due to external stresses concentrated on our business following the bankruptcy of MF Global Holdings Ltd. Customer volumes have since returned to more normal levels previously experienced before the disruptive events in November 2011.

Fixed income revenue was $715.0 million for the twelve months ended November 30, 2011, a decrease of 2%, compared to $728.4 million for the eleven months ended November 30, 2010. The decrease in fixed income revenue for fiscal 2011 as compared to 2010 is primarily attributed to declines in corporate, mortgage-backed security, high yield and emerging market revenues. The drop in prices in the second half of 2011 led to significant mark downs in high yield and corporate bonds and mortgage-backed securities. In addition, a flight to quality beginning in the third quarter of 2011 led to U.S. Treasury yields trading at the lowest levels on record, resulting in losses on short treasury positions used as inventory hedges in our corporates and mortgage-backed securities businesses. The results for 2011 also include losses on certain U.S. dollar denominated interest rate swap futures contracts (which fully closed out in August 2011) cleared through International Derivatives Clearing Group.

The decrease in fixed income revenue from these businesses was partially offset by revenue increases from our government and agency sales and trading revenues in the U.S., Europe and Asia. Fixed income revenue reflects the continued growth of our fixed income platform in Europe with strong performance from our Euro rates platform, as well as improved performance from our U.S. government and agency business due to increased customer flow from ample liquidity and, to a lesser extent, inventory appreciation as spreads tightened in the earlier part of the period. Stronger performance from our municipal trading activities benefited overall fixed income revenue as a result of recent strengthening of our trading effort and new products offered, partially offset

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

by trading losses and widening credit spreads that impacted the municipal trading business in the latter part of 2011. Fixed income revenue for fiscal 2011 also includes revenue contributions from Jefferies Bache for a five month period as a result of the acquisition from Prudential on July 1, 2011.

During November 2011, we significantly reduced our inventory holdings in sovereign debt of Portugal, Italy, Ireland, Greece and Spain with no meaningful profit or loss impact on our trading revenues. While we sold such positions, these actions had no substantive effect on our ability to fulfill our role and obligations as a primary dealer and market maker in the debt securities of these countries and no effect on our execution relationships with our clients. Our positions are held as inventory in the context of our market making activities and turn over frequently. Our inventory holdings of European sovereign debt are comprised of both financial instruments owned and financial instruments sold, not yet purchased (both long and short debt securities) as we are an active two-way market maker. We have continued to expand our market share and grow our Euro rates platform over the past several years and do not believe the reduction in our inventory in November 2011 or our ongoing exposure to European sovereign debt will negatively influence our growth or the success of our Euro rates platform.

2010 v. 2009 — Fixed income market conditions during the eleven months ended November 30, 2010 were characterized by tightening bid offer spreads and Treasury yields as well as concerns over world economic conditions, particularly in Europe. This is compared with fixed income market conditions for the twelve months ended December 31, 2009, which were more favorable for fixed income trading, including widening spreads, and reflected a more favorable competitive landscape. This impact on the broad fixed income markets was partially offset by an improved market for high new issues of fixed income securities, particularly in the latter part of fiscal 2010. Fixed income revenue for the eleven month period ended November 30, 2010 as compared to the twelve months ended December 31, 2009 reflects the impact of the change in market conditions.

Fixed income revenue was $728.4 million for the eleven months ended November 30, 2010, down 38% from revenue of $1,177.2 million for the twelve months ended December 31, 2009. The decrease in revenue for fiscal 2010 reflects the challenging market conditions given economic disruption in certain world markets and the continued tightening of corporate bond and Treasury spreads. These factors had a dampening effect on customer flow across several of our fixed income businesses although improvement in overall volumes began in the fourth quarter of 2010 from the more recent quarterly periods. The decline in revenue for the 2010 period as compared to the 2009 period is largely attributed to declines in revenue from our corporate bond, U.S. government and agencies, mortgage-backed securities, emerging markets debt and bank loan trading activities as well as reduced revenue from certain principal transaction trading opportunities. The decline in revenue contributions was partially offset by revenue contributions for the eleven months ended November 30, 2010 from our European government bond trading business, which commenced operations in the latter part of 2009 and significantly expanded its platform in Europe in the early part of 2010, and improved revenue results from our high yield and commodities sales and trading activities as compared to the 2009 period.

Revenues from our investment grade corporate bond, convertible securities and emerging markets debt trading activities for the eleven months ended November 30, 2010 were negatively affected by tightening credit spreads and the difficult conditions in world credit markets during the period and downward pressure on yields, although this was partially offset by positive trading opportunities in Latin American debt in the latter part of 2010. This is compared to a period of historically wide credit spreads during the twelve months ended December 31, 2009 and market volatility in the credit markets resulting in a considerably strong performance from our corporate bond trading business in the 2009 period. Emerging markets revenue was also particularly strong in 2009 as both volumes and market share were higher and we benefited from trading opportunities from new issuances and sovereign debt restructurings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Continued tightening in Treasury yields and a consensus dampening on inflation during the eleven months ended November 30, 2010 contributed to the decline in trading revenue from our U.S. government and agencies business as compared to a favorable trading environment in the 2009 period. Mortgage-backed securities revenue decreased during the 2010 period on tightening bid offer spreads and a challenging international environment with an intensified sovereign debt crisis as compared to high levels of customer trading volume and certain exceptional trading opportunities in the comparable prior period. The expansion of our government and agencies platform in Europe, assisted by our appointment in several European jurisdictions as dealers for government bond issues resulted in additional fixed income generation for fiscal 2010 with increased customer flow volumes. High yield sales and trading revenue increased for the eleven months ended November 30, 2010 as compared to the twelve months ended December 31, 2009 benefiting from strong market conditions for high yield issuances and market volatility, although international high yield revenue was affected by the credit concerns within Europe and losses on certain credit hedges impacted the revenue contributions from our bank loan trading activities.

Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 66%, 66% and 66% of such results for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Other Revenue

Other revenue of $73.6 million for the twelve months ended November 30, 2011 million represents the bargain purchase gain of $52.5 million arising in the accounting for the acquisition of the Global Commodities Group and total gains on debt extinguishment of $21.1 million in connection with the accounting treatment for certain purchases of our debt by our secondary market making corporates desk and the repurchase of $50.0 million of our senior notes due 2012 in November 2011. For additional information on the acquisition and on the debt extinguishment gain, see Note 3, Acquisition of the Global Commodities Group, and Note 13, Long-term Debt, respectively in our consolidated financial statements.

Investment Banking Revenue

We provide a full range of financial advisory services to our clients across nearly all industry sectors in both the U.S. and international markets. Capital markets revenue includes underwriting revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity convertible financing services. Advisory revenue is generated from our advisory services with respect to merger, acquisition and restructuring transactions and fund placement activities. The following table sets forth our investment banking revenue (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009	% Change
				2011/2010	2010/2009
Equity	$187,288	$126,363	$89,807	48%	41%
Debt	384,921	347,471	193,187	11%	80%

Capital markets	572,209	473,834	282,994	21%	67%
Advisory	550,319	416,500	191,321	32%	118%

Total	$1,122,528	$890,334	$474,315	26%	88%

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

2011 v. 2010 — Investment banking revenue increased 26% to a record $1,122.5 million for the twelve months ended November 30, 2011 as compared to revenue of $890.3 million for the eleven months ended November 30, 2010 and were principally driven by both record advisory revenues and our increasing success in winning book runner roles in debt and equity financing. The first half of fiscal 2011 benefited from a particularly strong environment for capital markets issuance. The second half of the year exhibited significant periods of volatility due to economic uncertainty caused by economic growth, unemployment and leverage concerns in Europe and the U.S., which contributed to a dramatic reduction in capital-raising by corporate issuers. Restructuring activity also declined due to the slower pace in the number of corporate defaults.

Capital markets revenue totaled $572.2 million for the twelve months ended November 30, 2011, compared to $473.8 million for the eleven months ended November 30, 2010, reflecting the strengthening in our market share and book runner roles in capital markets underwritings, the improved market environment for debt and equity underwritings in the first half of fiscal 2011, and the contribution of our mortgage securities origination and municipal bond underwriting platforms. Revenue from our advisory business increased 32% to a record $550.3 million for 2011 as compared to the prior year revenue of $416.5 million. The record result for 2011 is reflective of our increasing prominence in mergers and acquisition advisory work and a greater number of completed advisory engagements, including several larger-sized transactions. Investment banking revenue, overall, also benefited in the 2011 period from the addition of professional talent and expansion of our capabilities across sectors, products and geography.

2010 v. 2009 — Investment banking revenue was a record $890.3 million for the eleven months ended November 30, 2010 as compared to revenue of $474.3 million for the twelve months ended December 31, 2009, an 88% increase. Capital markets revenue totaled $473.8 million for the eleven months ended November 30, 2010, compared to $283.0 million for 2009, reflecting the strengthening in our market share and book runner roles in capital markets underwritings, improved market environment for debt and equity underwritings, and the contribution of our mortgage securities origination platform. Revenue from our advisory business of $416.5 million for 2010 were double the prior year revenue of $191.3 million, reflective of the overall strengthened market for mergers and acquisitions activity and were generated from a broad range of clients and transactions. Investment banking revenue overall benefited in the 2010 period from the addition of professional talent and capabilities during 2010 and the continued build out of client coverage efforts.

Asset Management Fees and Investment Income from Managed Funds

Asset management revenue includes revenues from management and performance fees from funds and accounts managed by us, revenue from asset management and performance fees and investment income from our investments in these funds and accounts in related party managed funds. The key components of asset management revenue are the level of assets under management and the performance return, both on an absolute basis and relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following summarizes revenue from asset management fees and investment income for the twelve months ended November 30, 2011, eleven months ended November 30, 2010, and the twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Asset management fees:
Fixed Income	$3,725	$3,590	$6,740
Equities	5,335	3,708	2,912
Convertibles	13,703	5,429	17,808
Commodities	10,662	3,792	1,052

	33,425	16,519	28,512
Investment income from managed funds(1)	10,700	266	7,375

Total	$44,125	$16,785	$35,887

(1)	Of the total investment income from managed funds, $-0-, $0.2 million and $45,000 is attributed to noncontrolling interest holders for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, respectively.

2011 v. 2010 — Asset management fees increased to $33.4 million for the twelve months ended November 30, 2011 as compared to $16.5 million for the eleven months ended November 30, 2011. The increased fees resulted primarily from growth in management and performance fees in our global convertible bond fund and from customer asset inflows into our commodity managed accounts and commodity private funds. To a lesser extent, the launch of our Structured Alpha Program increased asset management fees.

Investment income from managed funds for the twelve months ended November 30, 2011 totaled $10.7 million as compared to $0.3 million for the eleven months ended November 30, 2010. The increase of $10.4 million is primarily due to asset appreciation in our investments in Jefferies Capital Partners IV L.P. and an affiliated fund. In January 2010, our contracts to manage certain collateralized loan obligations (“CLOs”) were sold to Babson Capital Management, LLC. We no longer manage the CLOs, but are entitled for the remaining life of the contracts to receive a portion of the asset management fees which are presented as Fixed Income asset management fees in the table above. The returns on our remaining investments in the CLOs are included within Principal transaction revenues for the twelve months ended November 30, 2011.

2010 v. 2009 — Asset management fees decreased to $16.5 million for the eleven months ended November 30, 2010 as compared to asset management fees of $28.5 million for 2009, primarily due reduced performance fee revenue generated by our global convertible bond fund business in 2010 as compared to 2009. Investment income from managed funds totaled $0.3 million for 2010 as compared to investment income of $7.4 million for 2009 primarily due to losses on our investment in one equity fund and reduced revenues generated from portfolio strategies in our convertible bond fund business, partially offset by improved valuations in our investment in Jefferies Capital Partners IV L.P. Additionally, investment income for the twelve months ended December 31, 2009 included returns on our investment in managed CLOs, which are now included within Principal transaction revenues as our contracts to manage the CLOs were sold in January 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Assets under management(1):
Equities	$318	$88
Convertibles	1,532	1,863
Commodities	434	13

Total	$2,284	$1,964

(1)	Assets under management include assets actively managed by us including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Change in Assets under Management

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	% Change
	(in millions)
Balance, beginning of period	$1,964	$3,424	-43%

Net cash flow in (out)	525	(1,524)
Net market depreciation	(205)	64

	320	(1,460)

Balance, end of period	$2,284	$1,964	16%

The net increase of $0.3 billion in assets under management to $2.3 billion during the twelve months ended November 30, 2011 resulted primarily from cash inflows into our commodity programs and our Structured Alpha Program, net of fund outflows from our global convertible bond programs. The net decrease in assets under management of $1.5 billion during the eleven months ended November 30, 2010 is primarily attributable to the sale of our contracts to manage certain CLOs and market depreciation in the underlying assets

Managed Accounts

We manage certain portfolios as mandated by client arrangements and management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on this measure by predominant asset strategy were as follows:

(notional account value)	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
	(in millions)
Managed Accounts:
Equities	$—	$147
Commodities	1,612	802

	$1,612	$949

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Change in Managed Accounts

(notional account value)	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
	(in millions)
Balance, beginning of period	$949	$560
Net account additions	629	372
Net account appreciation	34	17

Balance, end of period	$1,612	$949

The change in the value of managed accounts for the twelve months ended November 30, 2011 is primarily due to customer inflows into new and existing commodity accounts, partially offset by outflows from our financial services sector equity managed account.

The following table presents our invested capital in managed funds at November 30, 2011 and November 30, 2010 (in thousands):

	November 30, 2011	November 30, 2010
Unconsolidated funds(1)	$70,224	$131,024
Consolidated funds(2)	10,076	53,843

Total	$80,300	$184,867

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statement of Financial Condition.

(2)	Invested capital in managed funds includes funds that are actively managed by us and by third parties and related parties including hedge funds, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds and accounts, certain funds and accounts are consolidated and the assets and liabilities of these funds and accounts are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated.

Non-interest Expenses

Non-interest expenses for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, were as follows:

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
	(in thousands)
Compensation and benefits	$1,482,604	$1,282,644	$1,195,971
Floor brokerage and clearing fees	126,313	110,835	80,969
Technology and communications	215,940	160,987	141,233
Occupancy and equipment rental	84,951	68,085	72,824
Business development	93,645	62,015	37,614
Professional services	66,305	49,080	41,125
Other	56,099	47,017	48,530

Total non-compensation expenses	$643,253	$498,019	$422,295

Non-interest expenses	$2,125,857	$1,780,663	$1,618,266

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Compensation and Benefits

Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards, the amortization of certain nonannual share-based and cash compensation to employees. Annual share-based awards to employees as a part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, the compensation expense for a substantial portion of share-based awards granted at year end as part of annual compensation is fully recorded in the year of the award

2011 v. 2010 — Compensation and benefits expense totaled $1,482.6 million for the twelve months ended November 30, 2011, a ratio of compensation and benefits to net revenues of 58.2%. This is in comparison to Compensation and benefits expense of $1,282.6 million for the eleven months ended November 30, 2010, a ratio of compensation and benefits to net revenues of 59%. For the twelve months ended November 30, 2011, compensation and benefits expense included $11.8 million relating to the acquisition of the Global Commodities Group, comprising severance costs for certain employees of the acquired group that were terminated subsequent to the acquisition, the amortization of stock awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited as a result of the acquisition, bonus costs for employees as a result of the completion of the acquisition and the amortization of retention awards totaling $11.8 million. When excluding these expenses, together with the bargain purchase gain of $52.5 million and the gain on debt extinguishment of $21.1 million recognized in Other revenues, our ratio of compensation and benefits expense to net revenues for the twelve months ended November 30, 2011 was 59.4%.

Compensation and benefit expense increased $200.0 million, or 16%, for the twelve months ended November 30, 2011 as compared to the 2010 prior period. This increase was partially due to the additional month’s expense in the 2011 results and the increased headcount, both domestically and internationally, in connection with our business growth, which included Jefferies Bache as of July 1, 2011. The increase in compensation and benefits expense was partially offset by reduced cash awards offered to employees in lieu of stock compensation while, compensation and benefits as a percentage of net revenues remained relatively flat over the comparable periods.

Compensation and benefits expense includes share-based amortization expense for senior executive awards previously granted in January 2010 and non-annual share-based and cash-based awards to other employees. Employee headcount increased to 3,898 employees globally at November 30, 2011 as compared to 3,084 employees at November 30, 2010. Approximately 400 employees were added to our firm on July 1, 2011 in connection with the acquisition of the Global Commodities Group.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

On March 30, 2010, the U.S. President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”). Jefferies currently provides its employees and their eligible dependents with health insurance. Our insurance plan is self-insured (with stop loss coverage for large claims) administered by a third party. Former employees who meet age and service criteria are eligible for retiree coverage both before and after age 65. Jefferies does not subsidize any medical benefits for such former employees and therefore receives no Medicare Part D subsidy to help pay for prescription drug coverage. Because we never received the subsidy, the elimination of this subsidy will have no impact on us. Other health care mandated provisions under the Acts, such as dependent coverage to age 26 and elimination of waiting periods and lifetime benefit limits are not expected to have material effect on the cost of the health plan.

Non-Compensation Expenses

2011 v. 2010 — Non-compensation expenses were $643.3 million for the twelve months ended November 30, 2011, a 29% increase as compared to expenses of $498.0 million for the eleven months ended November 30, 2010. In addition to the increase related to the additional month included in the 2011 twelve months results, a portion of the overall increase relates to non-compensation expenses with the addition of Jefferies Bache and corresponding integration costs of $4.9 million. Technology and communications expense increased 34% or $55.0 million to $215.9 million for the twelve months ended November 30, 2011 versus $161.0 million for the eleven months ended November 30, 2010 due to the continued expansion of our business platforms and support infrastructure, particularly in Europe and Asia. Business development costs increased 51% or $31.6 million to $93.6 million for 2011 due to continued efforts to build market share and further enhance the Jefferies brand, including due to increased global travel in connection with these efforts. Occupancy and equipment expense increased 25% or $16.9 million to $85.0 million for 2011 primarily due to office growth in Asia. Professional services expense increased 35% for 2011, or $17.2 million, to $66.3 million primarily driven by legal and consulting fees related to the acquisition of the Global Commodities Group. Other non-interest expense includes a $4.6 million charitable contribution for Japanese earthquake relief. Non-compensation expenses as a percentage of net revenues was 25% for the twelve months ended November 30, 2011 as compared to 23% for the eleven months ended November 30, 2010.

2010 v. 2009 — Non-compensation expenses were $498.0 million for the eleven months ended November 30, 2010, an 18% increase as compared to expenses of $422.3 million for the twelve months ended December 31, 2009. Floor brokerage and clearing expense increased 37% due to added business platforms. Technology and communications expense increased 14% as the expansion of personnel and business platforms increased the demand for market data and technology connections. Business development expense increased 65% commensurate with our focused efforts of strengthening our presence and globalizing our client based. Professional services expense increased 19% primarily due to infrastructure growth to support business growth. Other non-interest expense includes our donation to Haiti earthquake related charities in January 2010 totaling $6.8 million, an increase in assessments from SIPC consistent with SIPC rate increases for the overall industry and the write-off of certain trade and loan receivables.

Earnings Before Income Taxes

Earnings before income taxes was $419.3 million for the twelve months ended November 30, 2011, up from $396.7 million for the eleven months ended November 30, 2010 and down from $507.7 million for the twelve months ended December 31, 2009.

Income Taxes

The provision for income taxes was a tax expense of $133.0 million, an effective tax rate of 31.7%, for the twelve months ended November 30, 2011, compared with $156.4 million, an effective tax rate of 39.4%, for the

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

eleven months ended November 30, 2010 and $195.9 million, an effective tax rate of 38.6%, for the twelve months ended December 31, 2009. The decrease in our effective tax rate for the twelve months ended November 30, 2011 as compared to the prior period is primarily attributable to the impact of the bargain purchase gain of $52.5 million, which is non-taxable, arising on the acquisition of the Global Commodities Group from Prudential in the third quarter of 2011 and, to a lesser extent, a change in the mix of taxable profits by business line and region. Excluding the effect of the bargain purchase gain, $11.8 million in compensation and benefits costs, $7.8 million in intangible asset amortization and professional fees associated with the acquisition, and the gain on extinguishment of debt of $20.2 million related to transactions in our own debt by our broker-dealer’s market-making desk, our effective tax rate for the twelve months ended November 30, 2011 was 36.2%.

Earnings per Common Share

Diluted net earnings per common share was $1.28 for the twelve months ended November 30, 2011 on 215,171,000 shares, compared to earnings per common share of $1.09 for the eleven months ended November 30, 2010 on 200,511,000 shares and diluted earnings per common share of $1.35 for the twelve months ended December 31, 2009 on 204,572,000 shares. See Note 18, Earnings Per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.

Recent Accounting Developments

Balance Sheet Offsetting Disclosures.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operation or cash flows.

Goodwill Testing — In September 2011, the FASB issued an ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The adoption of this guidance will not have an impact on our financial condition, results of operations or cash flows.

Consolidation — We adopted accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. The consolidation of these entities resulted in an increase in total assets of $1,606.9 million, an increase in total liabilities of $1,603.8 million and an increase to total stockholders’ equity of $3.1 million on January 1, 2010. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in January 2010, we deconsolidated the CLOs and accounted for our remaining interests in the CLOs at fair value.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to the financial statements.

We believe our application of U.S. GAAP and the associated estimates are reasonable. Our accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of November 30, 2011 and November 30, 2010 (in thousands):

	November 30, 2011		November 30, 2010
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$1,235,079	$1,330,096	$1,565,793	$1,638,372
Corporate debt securities	2,868,304	1,614,493	3,630,616	2,375,925
Government, federal agency and other sovereign obligations	7,471,563	3,209,713	5,191,973	4,735,288
Mortgage- and asset-backed securities	3,923,303	50,517	4,921,565	129,384
Loans and other receivables	376,146	151,117	434,573	171,278
Derivatives	525,893	249,037	119,268	59,552
Investments	105,585	—	77,784	—
Physical commodities	172,668	—	—	—

	$16,678,541	$6,604,973	$15,941,572	$9,109,799

At November 30, 2011 derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options, and interest rate and commodity swaps. At November 30, 2010 derivative liabilities within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options and interest rate swaps.

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

Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

judgment. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2, Summary of Significant Accounting Policies and Note 5, Financial Instruments, in our consolidated financial statements.

Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Loans and other receivables	$97,291	$227,596	$10,157	$47,228
Residential mortgage-backed securities	149,965	132,359	—	—
Investments	78,326	77,784	—	—
Corporate debt securities	48,140	73,408	74	—
Collateralized debt obligations	47,988	31,121	—	—
Corporate equity securities	13,489	22,619	—	38
Commercial mortgage-backed securities	52,407	6,004	—	—
Other asset-backed securities	3,284	567	—	—
U.S. issued municipal securities	6,904	472	—	—
Derivatives	124	—	9,409	2,346
Sovereign obligations	140	—	—	—

Total Level 3 financial instruments	498,058	571,930	$19,640	$49,612

Level 3 financial instruments for which the firm bears no economic exposure(1)	(45,901)	(204,139)

Level 3 financial instruments for which the firm bears economic exposure	452,157	367,791
Investments in managed funds	70,740	131,585

Level 3 assets for which the firm bears economic exposure(1)	$522,897	$499,376

Total Level 3 assets	$568,798	$703,515

Total Level 3 financial instruments as a percentage of total financial instruments	3%	4%	0.3%	0.5%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statement of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other liabilities of approximately $3.8 million and $85.7 million at November 30, 2011 and 2010, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Assets:
Transfers from Level 3 to Level 2	$105.5	$163.9	$126.1
Transfers from Level 2 to Level 3	63.6	18.0	143.8
Net (losses) gains	(14.3)	108.5	43.3
Liabilities:
Transfers from Level 3 to Level 2	$0.04	$93.3	$5.1
Transfers from Level 2 to Level 3	—	0.04	3.0
Net (losses) gains	(6.6)	2.3	2.3

See Note 5, Financial Instruments, in our consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

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

Goodwill

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. The fair value of reporting units are based on valuations techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. (Refer to Note 11, Goodwill and Other Intangible Assets, in our Consolidated financial statements for further detail on our assessment of goodwill.)

Compensation and Benefits

A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual total compensation among interim periods is in proportion to projected net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the mix of our revenues and the timing of expense recognition. Our compensation and benefits expense for the twelve months ended November 30, 2011, reflects the actual total compensation and benefits we expect to pay for the 2011 compensation year.

For further discussion of these and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Analysis of Financial Condition

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

We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. In connection with our government and agency fixed income business and our role as a primary dealer in these markets, a great portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities.

The following table provides detail on key balance sheet asset and liability line items (in millions):

	November 30, 2011	November 30, 2010	% Change
Total assets	$34,971.4	$36,726.5	-5%
Cash and cash equivalents	2,393.8	2,189.0	9%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,345.0	1,636.8	104%
Financial instruments owned	16,678.5	15,941.6	5%
Financial instruments sold, not yet purchased	6,605.0	9,109.8	-27%
Total Level 3 assets	568.8	703.5	-19%
Level 3 financial instruments for which we have economic exposure	452.2	367.8	23%
Securities borrowed	$5,169.7	$8,152.7	-37%
Securities purchased under agreements to resell	2,893.0	3,252.3	-11%

Total securities borrowed and securities purchased under agreements to resell	$8,062.7	$11,405.0	-29%

Securities loaned	$1,706.3	$3,109.0	-45%
Securities sold under agreements to repurchase	9,620.7	10,684.1	-10%

Total securities loaned and securities sold under agreements to repurchase	$11,327.0	$13,793.1	-18%

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The decrease in total assets at November 30, 2011 from November 30, 2010 is primarily due to management’s decision to reduce trading balances and leverage to demonstrate the underlying liquidity of our trading assets and liabilities. This reduction in trading balances was done across asset classes and fair value hierarchy levels. During the twelve months ended November 30, 2011, average total assets were approximately 37% higher than at November 30, 2011. The decrease in trading related assets as of the 2011 year end was partially offset by asset balances arising as a result of our acquisition of the Global Commodities Group from Prudential on July 1, 2011 and the reinvestment of trading reductions into cash and cash equivalents. As a result of Jefferies Bache, specifically, the outstanding balance of cash and securities segregated and of certain financial instruments owned (liquid derivative contracts and physical commodities) increased at November 30, 2011 from November 30, 2010.

As a futures commission merchant, Jefferies Bache, LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. As a result of the acquisition of this business and the related margin requirements for such activity, the balance of cash and securities segregated has increased at November 30, 2011 from the prior period end. Jefferies & Company, Inc. (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar requirements exist with respect to our U.K.-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are separately segregated and “locked-up” apart from our funds. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities.

A significant portion of the increase in our total financial instruments owned inventory resulted from increased holdings of government and agency securities. Our inventory of government, federal agency and other sovereign obligations increased from $5.2 billion at November 30, 2010 to $7.5 billion at November 30, 2011. This net increase in our inventory positions (long and short inventory) is primarily attributed to the continued growth of our U.S. government and agencies and other sovereign debt trading businesses, both domestically and internationally. As a Primary Dealer in the U.S. and our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. While our 2011 inventory balance has increased from that of the end of 2010, the balance of our inventory in U.S. government and agency securities and other sovereign obligations at November 30, 2011 reflects a significant decrease in outstanding positions from that of prior quarters and the average balance throughout the year as we sought to reduce our gross financial instruments inventory with significant liquidation of our inventory exposure to Portugal, Italy, Ireland, Greece and Spain in the latter part of fiscal 2011. Given the liquid nature of this market-making trading book, at one point during November 2011, we sold, in a brief period of time, approximately $1.1 billion of financial instruments owned and $1.1 billion in financial instruments sold, but not yet purchased with minimal resulting impact on net earnings. For further detail on our remaining outstanding sovereign exposure as of November 30, 2011, refer to the Risk Management section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report on Form 10-K.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Our net inventory positions also increased as of November 30, 2011 from November 30, 2010 due to the acquisition of Jefferies Bache, which resulted in an increase in derivative contracts and physical commodities from that of the prior year. Our mortgage- and asset-backed securities inventory decreased by 20%, from $4,921.6 million at November 30, 2010 to $3,923.3 million at November 30, 2011, and our corporate debt securities inventory similarly decreased by 21% from $3,630.6 million at November 30, 2010 to $2,868.3 million at November 30, 2011. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets.

Of our total Financial instruments owned, approximately 84% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Further, our Financial instruments owned consists of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At November 30, 2011 and November 30, 2010, our Level 3 financial instruments owned for which we have economic exposure was 3% and 2%, respectively, of our total financial instruments owned. Level 3 mortgage- and asset-backed securities represent 5% of total mortgage- and asset-backed securities inventory at November 30, 2011 and 3% at November 30, 2010 and represent 36% and 20% of total Level 3 assets at November 30, 2011 and November 30, 2010, respectively. As we reduced our overall trading inventory at the latter part of 2011, the reduction was fairly consistent across all inventory products resulting in a relatively consistent asset profile from period to period as evidenced by the consistent percentage of Level 3 asset as of 2011 year end as compared to the 2010 year end.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 29% from November 30, 2010 to November 30, 2011 due to a reduction in the use of secured financing activity to support our fixed income business and a reduction in matched booked activity for our Equities securities financing business given reduced market opportunities for returns on this activity in the low interest rate environment. Similarly the outstanding balance of our securities loaned and securities sold under agreements to repurchase decreased by 18% from November 30, 2010 to November 30, 2011. Additionally, during 2011, we utilized more repurchase agreements executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances. The average increase in our securities financing assets and liabilities was 67% and 37%, respectively, higher than quarter end balances for the twelve months ended November 30, 2011 and 11% and 7%, respectively, higher than quarter end balances for the eleven months ended November 30, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Securities Purchased Under Agreements to Resell
Period end	$2,893	$3,252	$3,515
Month end average	4,780	3,769	3,521
Maximum month end	6,956	4,983	4,984
Securities Sold Under Agreements to Repurchase
Period end	9,621	10,684	8,239
Month end average	13,024	11,464	8,936
Maximum month end	18,231	14,447	12,688

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The general growth in outstanding repurchase activity from early 2009 through 2011 is reflective of supporting our overall business growth, particularly the continued expansion of our mortgage-backed securities sales and trading platform, our appointment as a U.S. Federal Reserve Primary Dealer in June 2009 and our appointment in similar capacities in various European jurisdictions in 2010. In November 2011, we reduced our overall trading inventory as part of an overall strategy to reduce our leverage and demonstrate the liquidity of our trading positions. Repurchase agreements were simultaneously reduced near 2011 year end as the financing needs for the trading book were decreased. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell over the periods presented is influenced in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of November 30, 2011 and 2010 (in thousands):

		November 30, 2011	November 30, 2010
Total assets		$34,971,422	$36,726,543
Deduct:	Securities borrowed	(5,169,689)	(8,152,678)
	Securities purchased under agreements to resell	(2,893,043)	(3,252,322)
Add:	Financial instruments sold, not yet purchased	6,604,973	9,109,799
	Less derivative liabilities	(249,037)	(59,552)

Subtotal		6,355,936	9,050,247
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,344,960)	(1,636,755)
	Goodwill and intangible assets	(385,589)	(368,078)

Adjusted assets		$29,534,077	$32,366,957

Total stockholders’ equity		$3,536,975	$2,810,965
Deduct:	Goodwill and intangible assets	(385,589)	(368,078)

Tangible stockholders’ equity		$3,151,386	$2,442,887

Leverage ratio(1)		9.9	13.1

Adjusted leverage ratio(2)		9.4	13.2

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio decreased from November 30, 2010 to November 30, 2011 commensurate with the reduction in our trading inventory near the end of November 2011 as we actively sought to demonstrate the liquidity of our market-making and trading inventory and due to additional equity capital raised in April 2011.

Liquidity Management

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

The principal elements of our liquidity management framework are our Contingency Funding Plan, our Cash Capital Policy and our assessment of Maximum Liquidity Outflow.

Contingency Funding Plan.    Our Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event,

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements; (d) liquidity outflows related to possible credit downgrade; (e) lower availability of secured funding; (f) client cash withdrawals; (g) the anticipated funding of outstanding investment commitments; and (h) certain accrued expenses and other liabilities and fixed costs.

Cash Capital Policy.    We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $8.2 billion as of November 30, 2011 exceeded our cash capital requirements.

Maximum Liquidity Outflow.    Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of our policy to ensure we have sufficient funds to cover what we estimate may be needed in a liquidity crisis, we hold more unencumbered securities and have greater long-term debt balances than our businesses would otherwise require. As part of this estimation process, we calculate a Maximum Liquidity Outflow that could be experienced in a liquidity crisis. Maximum Liquidity Outflow is based on a scenario that includes both a market-wide stress and a firm-specific stress, characterized by some or all of the following elements:

•	Global recession, default by a medium-sized sovereign, low consumer and corporate confidence, and general financial instability.

•	Severely challenged market environment with material declines in equity markets and widening of credit spreads.

•	Damaging follow-on impacts to financial institutions leading to the failure of a large bank.

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

The following are the critical modeling parameters of the Maximum Liquidity Outflow:

•	Liquidity needs over a 30-day scenario.

•	A two-notch downgrade of our long-term senior unsecured credit ratings.

•	No support from government funding facilities.

•

A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

•	No diversification benefit across liquidity risks. We assume that liquidity risks are additive.

The calculation of our Maximum Liquidity Outflow under the above stresses and modeling parameters considers the following potential contractual and contingent cash and collateral outflows:

•

All upcoming maturities of unsecured long-term debt, commercial paper, promissory notes and other unsecured funding products assuming we will be unable to issue new unsecured debt or rollover any maturing debt.

•	Repurchases of our outstanding long-term debt in the ordinary course of business as a market maker.

•

A portion of upcoming contractual maturities of secured funding trades due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral and counterparty concentration.

•

Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives and other outflows due to trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments required by a two-notch downgrade in our credit ratings.

•

Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded derivatives and any increase in initial margin and guarantee fund requirements by derivative clearing houses.

•	Liquidity outflows associated with our prime brokerage business, including withdrawals of customer credit balances, and a reduction in customer short positions.

•	Liquidity outflows to clearing banks to ensure timely settlements of cash and securities transactions.

•	Draws on our unfunded commitments considering, among other things, the type of commitment and counterparty.

•	Other upcoming large cash outflows, such as tax payments.

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2011, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Sources of Liquidity

We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	As of November 30, 2011	Average balance Quarter ended November 30, 2011(1)	As of November 30, 2010
Cash and cash equivalents:
Cash in banks	$846,990	$865,881	$325,227
Money market investments	1,546,807	770,170	1,863,771

Total cash and cash equivalents	2,393,797	1,636,051	2,188,998

Other sources of liquidity:
Securities purchased under agreements to resell(2)	233,887	128,845	—
U.K. liquidity pool(2)	303,416	320,563	100,761
Other(3)	509,491	732,888	441,492

Total other sources	1,046,794	1,182,296	542,253

Total cash and cash equivalents and other liquidity sources	$3,440,591	$2,818,347	$2,731,251

(1)	Average balances are calculated based on weekly balances.

(2)	The liquidity pool, segregated by our U.K. broker-dealer as required by FSA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area (“EEA”), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

During November 2011, we sought to increase our liquidity and cash balances in order to demonstrate our liquidity and financial stability. Accordingly, we liquidated various trading positions and reduced the overall size of our financial instruments inventory from the prior third quarter end and held the proceeds in cash balances.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for 84% of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2011 and November 30, 2010 (in thousands):

	November 30, 2011		November 30, 2010
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)
Corporate equity securities	$1,105,271	$297,408	$1,453,744	$264,603
Corporate debt securities	2,193,821	48,503	2,813,465	—
U.S. Government, and agency securities	6,109,749	19,003	2,978,192	223,455
Other sovereign obligations	1,166,577	336,453	2,181,413	168,523
Agency mortgage- and asset-backed securities(1)	3,249,366	—	3,607,895	—
Physical commodities	172,668	88,307	—	—

	$13,997,452	$789,674	$13,034,709	$656,581

(1)	Consists solely of agency mortgage-backed securities issued by FreddieMac, FannieMae and GinnieMae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three months ended November 30, 2011 were approximately $18.6 billion.

In addition to being able to be readily financed at modest haircut levels, we estimate that each of the individual securities within each asset class could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.

Sources of Funding and Capital Resources

Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.

Secured Financing

We rely principally on secured and readily available funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured funding, primarily through securities financing transactions. We do not use or rely on “wholesale funding,” a catch-all term typically used to refer to unsecured short-term funding, such as brokered deposits,

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

foreign deposits or commercial paper. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 87% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

During the first ten months of fiscal 2011, and despite the increasingly uncertain economic situation in Europe and elsewhere, we continued to gain access to additional liquidity providers and increased funding availability both in terms of asset classes being financed and the term of the financing being offered. Near the end of the third quarter, given the instability and possible credit tightening of European banks, we began to execute more of our financing of European Sovereign inventory using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we successfully increased the term of the bi-lateral financings. The remaining 13% of our outstanding repo balances is currently contracted bi-laterally of which a significant portion is on a term basis. The following table provides detail on the composition of our outstanding repurchase agreements at November 30, 2011 (in millions):

	Repo Profile by Instrument Type
Contract Type	Total Contract Amount	Clearing Organization Eligible	% of Total	Non-Eligible	% of Total
Treasury	$7,462	$7,462	100%	$—	0%
Sovereign	729	729	100%	—	0%
Agency Debt	3,156	3,156	100%	—	0%
Agency MBS	5,985	4,756	79%	1,229	21%
Non-Agency MBS/ABS	438	—	0%	438	100%
Corporate Debt	854	250	29%	604	71%
Municipal	113	—	0%	113	100%
Other	3	—	0%	3	100%

	$18,740	$16,354	87%	$2,386	13%

This is also augmented by our $939.1 million of uncommitted secured and unsecured bank lines, comprised of $925.0 million of bank lines and $14.1 million of letters of credit. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.

Short-term Borrowings

Bank loans represent temporary (usually overnight) secured and unsecured short term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. We had $52.7 million for debt securities sold as part of our U.S. broker dealer’s market making in our long-term debt as of November 30, 2011 and no outstanding secured or unsecured bank loans as of November 30, 2010. Average daily bank loans for the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010 were $12.0 million and $23.8 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited entered into a short-term $1.0 billion revolving credit facility with Prudential with an expiration date of September 29, 2011. The borrowings under the facility were used to provide working capital for the Global Commodities Group. On September 16, 2011, the credit facility with Prudential was terminated and repaid in full and subsequently replaced with a longer-term committed senior secured revolving credit facility with a group of commercial banks. See Long-term Capital within this Liquidity, Financial Condition and Capital Resources section of Management’s Discussion and Analysis for further information regarding the replacement facility. Average borrowings outstanding under the Prudential credit facility were $195.7 million during the period from July 1, 2011 to September 16, 2011.

Long-term Debt and Long-term Capital

We had total long-term capital of $8.2 billion and $7.0 billion resulting in a long-term debt to equity capital ratio of 1.33:1 and 1.50:1, at November 30, 2011 and November 30, 2010, respectively. Our total capital base as of November 30, 2011 and November 30, 2010 was as follows (in thousands):

`	November 30, 2011	November 30, 2010
Long-Term Debt(1)	$4,254,000	$3,778,681
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of
Consolidated Subsidiaries	310,534	315,885
Total Stockholders’ Equity	3,536,975	2,810,965

Total Capital	$8,226,509	$7,030,531

(1)	Long-term debt for purposes of evaluating long-term capital at November 30 2011 excludes $254.9 million of our 7.75% Senior Notes as the notes mature in less than one year from the balance sheet date and excludes $100.0 million outstanding in borrowings under our long-term revolving Credit Facility.

In ensuring a stable and adequate long-term capital base, we raised $430 million of common equity in April 2008; and in connection with our announcement of the $422 million acquisition of Prudential Bache’s Global Commodities Group, in April 2011, we raised $500 million of additional common equity and $800 million in unsecured senior notes with a maturity of 7 years. On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. At November 30, 2011, we had borrowings outstanding under the Credit Facility amounting to $100.0 million. These long-term capital raises and the funding facility exceeds the needs of Jefferies Bache and provides us with additional liquidity.

Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. Borrowings outstanding under the Credit Facility at November 30, 2011 were $100.0 million. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis, a financial officer of Jefferies Group, Inc. provides a certificate to the Administrative Agent of the Credit Facility as to the maintenance of

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

various financial covenant ratios at all times during the preceding month. At November 30, 2011, the minimum tangible net worth requirement was $2,015.1 million and the minimum liquidity requirement was $411.0 million for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred. We expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

We issued $400 million and $150 million in unsecured senior notes in June and July 2010 with maturities of approximately 11 years and $500.0 million in unsecured senior notes in November 2010 with a maturity of 5 years. During the fourth quarter of 2011, we repurchased approximately $50.0 million of our outstanding long-term debt, resulting in a gain on debt extinguishment of $0.9 million, which was recognized in Other income. Additionally, our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases of our debt have been treated as debt extinguishments and sales have been treated as reissuances of debt. As a result, we recognized a gain of $20.2 million as a gain on debt extinguishment reported in Other income for the twelve months ended November 30, 2011. Additionally, the balance of Long-term debt was reduced by $23.8 million as a result of the repurchase activity. At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million is outstanding for debt securities sold and accordingly treated as reissuances of debt securities, which are reported as Short-term borrowings on the Consolidated Statement of Financial Condition.

As of November 30, 2011, our long-term debt has an average maturity exceeding 9 years, excluding the 7.775% Senior Notes, due in 2012, payable in March 2012. As of November 30, 2011, including our 7.75% Senior Notes, due in 2012, our long-term debt has a weighted average maturity rating of 8.7 years. We have no scheduled debt maturities until 2014 apart from the $254.9 million Senior Notes due in March 2012.

Our long-term debt ratings are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB	Stable

There were no changes to our long-term debt ratings from the previous quarter. Subsequent to November 30, 2011, Fitch Ratings and Moody’s Investors Service have reaffirmed our credit ratings taking into account recent events, including the bankruptcy of MF Global Holdings, Ltd., investors’ heightened focus on balance sheet liquidity, the composition of our balance sheet and recent actions we have taken with regard to our balance sheet composition.

We rely upon our cash holdings and external sources to finance a significant portion of our day to day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and impacting certain trading revenues, particularly where collateral agreements are referenced

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

to our external credit ratings. In connection with certain OTC derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties in the event of a credit rating downgrade. At November 30, 2011, the amount of additional collateral that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of our long-term credit rating was $20.2 million and $77.5 million could be called in the event of a two-notch downgrade.

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of November 30, 2011. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$254.9	$—	$748.5	$349.0	$3,156.5	$4,508.9
Interest payment obligations on senior notes	265.6	258.8	494.8	415.6	1,020.8	2,455.6
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	4.1	4.1	8.1	8.1	73.6	98.0

	524.6	262.9	1,251.4	772.7	4,375.9	7,187.5

Commitments and guarantees:
Equity commitments	0.7	1.3	8.4	—	585.1	595.5
Loan commitments	44.7	76.7	418.3	19.9	42.8	602.4
Mortgage-related commitments	437.6	—	990.2	—	—	1,427.8
Forward starting repos	424.3	—	—	—	—	424.3
Derivative contracts:
Derivative contracts — non credit related	32,826.7	1,154.7	47,140.2	—	—	81,121.6
Derivative contracts — credit related	—	—	5.0	270.3	40.0	315.3

	33,734.0	1,232.7	48,562.1	290.2	667.9	84,486.9

	$34,258.6	$1,495.6	$49,813.5	$1,062.9	$5,043.8	$91,674.4

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases. Future minimum lease payments for all noncancelable operating leases at November 30, 2011 are as follows for the fiscal years through 2022 (in thousands):

	Gross	Subleases	Net
2012	$60,330	$6,118	$54,212
2013	57,009	5,437	51,572
2014	48,849	4,988	43,861
2015	27,887	2,372	25,515
2016	24,413	2,221	22,192
Thereafter	94,459	300	94,159

	$312,947	$21,436	$291,511

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 20, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the consolidated Statements of Financial Condition as Financial instruments owned — derivative contracts or Financial instruments sold, not yet purchased — derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 5, Financial Instruments, and Note 6, Derivative Financial Instruments, in our consolidated financial statements.

We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Where we are the primary beneficiary of a VIE, such as is the case with Jefferies High Yield Holdings, LLC, we consolidate the VIE. We do not generally consolidate the various VIEs related to our mortgage-backed securities securitization activities because we are not the primary beneficiary. At November 30, 2011, we did not have any commitments to purchase assets from our securitization vehicles. At November 30, 2011, we held $567.8 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities and Note 9, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 19, Income Taxes, in our consolidated financial statements for further information.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Equity Capital

Common stockholders’ equity increased to $3,224.3 million at November 30, 2011 from $2,478.0 million at November 30, 2010. The increase in our common stockholders’ equity during the twelve months ended November 30, 2011 is principally attributed to our issuance of 20.6 million shares of treasury stock, net earnings to common shareholders, tax benefits for issuance of share-based awards and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividend and dividend equivalents paid during the twelve months ended November 30, 2011 and repurchases of approximately 9.9 million shares of our common stock during the period for $152.8 million.

The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share data):

	November 30, 2011	November 30, 2010
Common stockholders’ equity	$3,224,312	$2,477,989
Less: Goodwill and intangible assets	(385,589)	(368,078)

Tangible common stockholders’ equity	$2,838,723	$2,109,911
Common stockholders’ equity	$3,224,312	$2,477,989
Add: Unrecognized compensation(6)	199,309	160,960

Adjusted common stockholders’ equity	$3,423,621	$2,638,949
Tangible common stockholders’ equity	$2,838,723	$2,109,911
Add: Unrecognized compensation(6)	199,309	160,960

Adjusted tangible common stockholders’ equity	$3,038,032	$2,270,871
Shares outstanding	197,160,006	171,694,146
Outstanding restricted stock units(5)	23,962,020	28,734,563
Year-end restricted stock awards(7)	6,339,000	5,062,000

Adjusted shares outstanding	227,461,026	205,490,709
Common book value per share(1)	$16.35	$14.43

Adjusted common book value per share(2)	$15.05	$12.84

Tangible common book value per share(3)	$14.40	$12.29

Adjusted tangible common book value per share(4)	$13.36	$11.05

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(7)	On November 29, 2011, we granted 6,339,000 shares of restricted stock as part of year-end compensation. These shares of restricted stock will be issued in the first quarter of 2012 and will increase shares outstanding. On November 29, 2010, we granted 5,062,000 shares of restricted stock as part of year-end compensation. These shares of restricted stock were issued in the first quarter of 2011 and increased shares outstanding.

Tangible common stockholders’ equity, adjusted common stockholders’ equity, adjusted tangible common stockholders’ equity, adjusted common book value per share, tangible common book value per share, and adjusted tangible common book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with U.S. GAAP, or for which there is no specific U.S. GAAP guidance. Goodwill and other intangible assets are subtracted from common stockholders’ equity in determining tangible common stockholders’ equity as we believe that goodwill and other intangible assets do not constitute operating assets, which can be deployed in a liquid manner. The cost of restricted stock and restricted stock units that have been granted but for which the costs will be recognized in the future with the related service requirements is added to common stockholders’ equity and tangible common stockholders’ equity in determining adjusted common stockholders’ equity and adjusted tangible common stockholders’ equity, respectively, as we believe that this is reflective of current capital outstanding and of the capital that would be required to be paid out at the balance sheet date. We calculate adjusted common book value per share as adjusted common stockholders’ equity divided by adjusted shares outstanding. We believe the adjustment to shares outstanding for outstanding restricted stock units and year-end restricted stock awards reflect potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible common stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors. In determining adjusted shares outstanding, adjusted common book value per share and adjusted tangible common book value per share, prior to November 30, 2011, we did not adjust shares outstanding for year-end restricted stock awards. Amount presented for prior periods have been conformed to reflect this calculation adjustment.

In April 2011, we issued 20.6 million shares of our common stock in a public offering priced at $24.25 per share. The shares offered by us consisted entirely of treasury shares and increased shares outstanding at November 30, 2011. During the twelve months ended November 30, 2011, we repurchased 9.9 million shares at an average price of $15.41.

At November 30, 2011, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 9,047,660 shares of our common stock at an effective conversion price of approximately $38.13 per share.

The following table sets for the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010:

Declaration Date	Record Date	Payment Date	Dividend per common share
Twelve months ended November 30, 2011:

December 17, 2010	January 27, 2011	February 15, 2011	$0.075
March 21, 2011	April 15, 2011	May 16, 2011	$0.075
June 20, 2011	July 15, 2011	August 15, 2011	$0.075
September 20, 2011	October 17, 2011	November 15, 2011	$0.075

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Declaration Date	Record Date	Payment Date	Dividend per common share

Eleven months ended November 30, 2010:

January 19, 2010	February 16, 2010	March 15, 2010	$0.075
April 19, 2010	May 14, 2010	June 15, 2010	$0.075
June 22, 2010	July 15, 2010	August 16, 2010	$0.075
September 21, 2010	October 15, 2010	November 15, 2010	$0.075

Additionally, on December 19, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on February 15, 2012 to stockholders of record as of January 17, 2012.

Net Capital

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by Rule 15c3-1. Additionally, Jefferies and Jefferies Bache, LLC are registered as Futures Commission Merchants and subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of November 30, 2011, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$931,336	$883,528
Jefferies Execution	$16,226	$15,976
Jefferies High Yield Trading	$519,967	$519,717

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$264,392	$112,350

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

Risk Management

Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, legal and compliance, new business, and reputational risk.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Accordingly, our risk management process encompasses the active involvement of executive and senior management, and also many departments independent of the revenue-producing business units, including the Risk Management, Operations, Compliance, Legal and Finance Departments. Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification.

For discussion of liquidity and capital risk management refer to, “Liquidity, Financial Condition and Capital Resources” within Item 7. Management’s Discussion and Analysis in this Annual Report on Form 10-K.

Governance and Risk Management Structure

Our Board of Directors    Our Board of Directors plays an important role in reviewing our risk management process and risk tolerance. Our Board of Directors is provided with data relating to risk at each of its regularly scheduled meetings. Our Chief Risk Officer meets with the Board of Directors at each of those meetings to present his views and to respond to questions.

Risk Committees    We make extensive use of internal committees to govern risk taking and ensure that business activities are properly identified, assessed, monitored and managed. Our Risk Management Committee meets weekly to discuss our risk, capital, and liquidity profile in detail. In addition, business or market trends and their potential impact on the risk profile are discussed. Membership is comprised of our Chief Executive Officer and Chairman, Chairman of the Executive Committee, Chief Financial Officer, Chief Risk Officer and Treasurer. The Committee approves limits for us as a whole, and across risk categories and business lines. It also reviews all limit breaches. Limits are reviewed on at least an annual basis. Other risk related committees include Market Risk Management, Credit Risk Management, New Business, Underwriting Acceptance, Margin Oversight, Executive Management and Operating Committees. These Committees govern risk taking and ensure that business activities are properly managed for their area of oversight.

Risk Related Policies    We make use of various policies in the risk management process:

•	Market Risk Policy — This policy sets out roles, responsibilities, processes and escalation procedures regarding market risk management.

•

Independent Price Verification Policy — This policy sets out roles, responsibilities, processes and escalation procedures regarding independent price verification for securities and other financial instruments.

•	Operational Risk Policy — This policy sets out roles, responsibilities, processes and escalation procedures regarding operational risk management.

•

Credit Risk Policy — This policy provides standards and controls for credit risk-taking throughout our global business activities. This policy also governs credit limit methodology and counterparty review.

Risk Management Key Metrics

We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limit reflects our risk tolerance for a certain activity under normal business conditions. Key metrics included in our framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value at Risk, sensitivities (greeks), exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis metrics.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Market Risk

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

Value at Risk

We estimate Value at Risk (VaR) using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss in value of our financial instruments over a specified time horizon at a given confidence level. We calculate a one-day VaR using a one year look-back period measured at a 95% confidence level. This implies that, on average, we expect to realize a loss of daily trading net revenue at least as large as the VaR amount on one out of every twenty trading days.

As with all measures of VaR, our estimate has inherent limitations due to the assumption that historical changes in market conditions are representative of the future. Furthermore, the VaR model measures the risk of a current static position over a one-day horizon and might not capture the market risk of positions that cannot be liquidated or offset with hedges in a one-day period. Published VaR results reflect past trading positions while future risk depends on future positions.

While we believe the assumptions and inputs in our risk model are reasonable, we could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities. When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions, excluding corporate investments in asset management positions, using the past 365 days of historical date. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated. The following table illustrates the VaR for each component of market risk.

	Daily VaR(1) Value at Risk in trading portfolios
	November 30,				Twelve Months Ended November 30, 2011				Eleven Months Ended November 30, 2010
Risk Categories	2011		2010		Average		High	Low	Average		High	Low
	(In Millions)
Interest Rates		$6.17		$4.24		$8.41	$13.98	$3.26		$6.35	$11.75	$2.88
Equity Prices		$2.06		$3.38		$5.33	$12.70	$1.25		$4.87	$13.40	$2.38
Currency Rates		$0.32		$0.39		$0.77	$2.07	$0.04		$0.50	$1.52	$0.09
Commodity Prices		$1.25		$2.20		$1.36	$2.90	$0.53		$1.46	$3.27	$0.60
Diversification Effect	-$	3.29	-$	2.94	-$	4.96			-$	4.56

Firmwide		$6.51		$7.27		$10.91	$19.17	$6.51		$8.62	$17.41	$4.05

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

Average VaR of $10.91 million during the twelve months ended November 30, 2011 increased from the $8.62 million average during the eleven months ended November 30, 2010 due mainly to higher fixed income exposure. VaR of $6.51 at November 30, 2011 reflects a decrease as we significantly reduced our balance sheet and risk at year end.

The chart below reflects our daily VaR over the last four quarters:

The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Trading related revenue is defined as principal transaction revenue, trading related commissions and net interest income. Results of the process at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR in the twelve months ended November 30, 2011. The VaR excesses were realized on August 4, 2011 and August 8, 2011, as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended August 31, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Daily Net Trading Revenue

($ in millions)

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the twelve months ended November 30, 2011.

There were 44 days with trading losses out of a total of 253 trading days in the twelve months ended November 30, 2011, of which 26 days with trading losses occurred in the third quarter of fiscal 2011 as a result of the exceptionally difficult trading conditions in the major markets during that period.

Scenario Analysis and Stress Tests

We use stress testing to analyze the impact of specific market moves on our current portfolio both firmwide and within business segments. We employ a range of scenarios to estimate the potential loss from extreme market moves or stressful market environments. The scenarios comprise both historical market moves and hypothetical market environments, and they generally involve simultaneous moves of many risk factors. Indicative market moves in our scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates, changes in the shape of the yield curve and large moves in European markets. Because our stress scenarios are meant to reflect market moves that occur over a period of time, our estimates of potential loss assume some level of position reduction for liquid positions. Unlike our VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability; rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation.

Stress testing is performed and reported regularly as part of the risk management process. In addition, we also perform ad hoc stress tests and add new scenarios as market conditions dictate. Stress testing is used to asses our aggregate risk position as well as for limit setting and risk/reward analysis.

Counterparty Credit Risk and Issuer Country Exposure

Counterparty Credit Risk

Credit risk is the risk of loss due to adverse changes in a counterparty’s credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

We are exposed to credit risk as trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations.

It is critical to our financial soundness and profitability that we properly and effectively identify, assess, monitor, and manage the various credit and counterparty risks inherent in our businesses. Credit is extended to counterparties in a controlled manner in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed on an enterprise level in order to limit exposure to loss related to credit risk.

Our Credit Risk Framework is responsible for identifying credit risks throughout the operating businesses, establishing counterparty limits and managing and monitoring those credit limits. Our framework includes:

•	defining credit limit guidelines and credit limit approval processes;

•	providing a consistent and integrated credit risk framework across the enterprise;

•	approving counterparties and counterparty limits with parameters set by the Risk Management Committee;

•	negotiating, approving and monitoring credit terms in legal and master documentation;

•	delivering credit limits to all relevant sales and trading desks;

•	maintaining credit reviews for all active and new counterparties;

•	operating a control function for exposure analytics and exception management and reporting;

•	determining the analytical standards and risk parameters for on-going management and monitoring of global credit risk books;

•	actively managing daily exposure, exceptions, and breaches;

•	monitoring daily margin call activity and counterparty performance (in concert with the Margin Department); and

•	setting the minimum global requirements for systems, reports, and technology.

Credit Exposures

Credit exposure exists across a wide-range of products including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts.

•

Loans and lending arise in connection with our capital markets activities and represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at November 30, 2011.

•

Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

•

Derivatives represent over-the-counter (“OTC”) derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.

Current counterparty credit exposures at November 30, 2011 and November 30, 2010 are summarized in the table below and provided by industry, credit quality and region. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposures at November 30, 2011, 82% are investment grade counterparties, compared to 88% at November 30, 2010, and is mainly concentrated in North America. Of the credit exposure in Europe, approximately 86% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. The increase in credit exposure from November 30, 2010 to November 30, 2011 and the reduction in the proportion of investment grade counterparties are primarily due to the additional exposures related to Jefferies Bache since its acquisition by us in July 2011. When comparing our credit exposure at November 30, 2011 with credit exposure at November 30, 2010, excluding Jefferies Bache, current credit exposure has declined 11% to approximately $385 million of which 87% is related to investment grade counterparties. The increase in OTC derivatives net fair values from 2010 to 2011 is primarily driven by the addition of Jefferies Bache, which executes foreign currency and metals derivative contracts.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)
AAA Range	—	—	0.4	41.9	—	3.6	0.4	45.5	1,546.3	1,863.8	1,546.6	1,909.2
AA Range	—	—	80.9	57.5	116.7	3.4	197.6	60.9	211.8	82.4	409.4	143.3
A Range	—	—	227.6	219.9	149.5	44.8	377.1	264.7	634.6	241.9	1,011.7	506.6
BBB Range	—	—	41.5	9.4	20.3	1.0	61.8	10.4	1.7	0.9	63.5	11.3
BB or Lower	7.7	—	81.4	5.4	19.6	3.8	108.7	9.2	—	—	108.7	9.2
Unrated	21.8	21.4	—	1.0	6.0	21.1	27.7	43.5	—	—	27.7	43.5

Total	29.4	21.4	431.8	335.0	312.1	77.7	773.3	434.1	2,394.3	2,189.0	3,167.6	2,623.1

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)
Asia/Latin America/Other	—	—	75.7	11.4	30.2	0.3	105.9	11.7	14.1	6.3	120.0	18.0
Europe	—	—	194.3	115.2	117.2	11.5	311.5	126.8	509.2	222.1	820.7	348.8
North America	29.4	21.4	161.9	208.4	164.6	65.9	355.9	295.7	1,871.0	1,960.6	2,226.9	2,256.3

Total	29.4	21.4	431.8	335.0	312.1	77.7	773.3	434.1	2,394.3	2,189.0	3,167.6	2,623.1

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)
Asset Managers	—	—	64.2	123.3	3.3	0.9	67.5	124.2	1,546.3	1,863.8	1,613.8	1,988.0
Banks, Broker-dealers	—	—	255.7	208.5	214.1	49.9	469.7	258.4	848.0	325.2	1,317.8	583.6
Commodities	—	—	41.5	—	34.2	—	75.8	—	—	—	75.8	—
Other	29.4	21.4	70.4	3.2	60.4	27.0	160.3	51.6	—	—	160.3	51.6

Total	29.4	21.4	431.8	335.0	312.1	77.7	773.3	434.1	2,394.3	2,189.0	3,167.6	2,623.1

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 6, Derivative Financial Instruments, in our consolidated financial statements included within this Annual Report on Form 10-K.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk at the country of legal jurisdiction or domicile of the obligor’s ultimate group parent. The following table reflects our top exposure at November 30, 2011 to the

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

sovereign governments, corporations, and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (the second table reflects our exposure to those same countries at November 30, 2010 year end):

	As of November 30, 2011
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
	(in millions)
Great Britain	$475.8	$(306.2)	$(36.7)	$32.7	$40.3	$232.2	$205.9	$438.1
Netherlands	294.5	(119.5)	(34.3)	52.9	4.9	0.1	198.5	198.6
Germany	288.9	(160.9)	(27.6)	48.1	9.1	57.9	157.6	215.5
France	154.5	(109.0)	13.9	31.6	23.7	46.5	114.7	161.2
Spain	240.2	(137.0)	(18.7)	2.9	—	33.6	87.4	121.0
Canada	66.5	(40.6)	10.0	30.6	1.4	50.0	67.9	117.9
Japan	16.0	(7.0)	0.2	16.0	7.4	8.7	32.6	41.3
Ireland	127.4	(80.9)	(14.2)	—	—	—	32.3	32.3
Switzerland	52.4	(62.4)	(7.7)	17.7	31.0	33.4	31.0	64.4
Brazil	116.2	(89.5)	0.7	—	—	—	27.4	27.4

Total	$1,832.4	$(1,113.0)	$(114.4)	$232.5	$117.8	$462.4	$955.3	$1,417.7

	As of November 30, 2010
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
	(in millions)
Great Britain	$751.9	$(916.7)	$233.7	$12.8	$3.1	$69.4	$84.9	$154.3
Netherlands	141.9	(285.4)	(3.8)	38.3	—	0.1	(109.1)	(109.0)
Germany	432.3	(453.9)	(7.9)	6.8	—	8.8	(22.7)	(13.9)
France	302.1	(411.9)	8.1	50.5	5.1	100.1	(46.1)	54.0
Spain	202.9	(219.9)	3.3	—	—	10.8	(13.7)	(3.0)
Canada	73.7	(90.9)	15.4	41.3	1.3	—	40.8	40.8
Japan	92.2	(76.1)	—	11.4	0.3	4.4	27.7	32.2
Ireland	123.9	(90.7)	(10.5)	—	—	—	22.7	22.7
Switzerland	59.3	(44.5)	(1.4)	4.2	3.2	10.0	20.9	30.9
Brazil	77.7	(77.6)	0.6	—	—	—	0.7	0.7

Total	$2,257.9	$(2,667.6)	$237.5	$165.3	$13.0	$203.6	$6.1	$209.7

Exposure to the Sovereign Debt, Corporate, and Financial Securities of Portugal, Ireland, Italy, Greece and Spain

At November 30, 2011 we had no meaningful exposure to the sovereign debt of Portugal, Ireland, Italy, Greece and Spain. As detailed below, our net exposure to that sovereign debt was short $122.9 million, which is approximately 3.5% of stockholders’ equity. Moreover, our sovereign debt positions in the countries of Portugal, Ireland, Italy, Greece and Spain continue to be generally offset by country and maturity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The table below reflects not only our exposure to the sovereign debt of Portugal, Ireland, Italy, Greece and Spain at November 30, 2011 but also includes our exposure to the securities of corporations and financial institutions domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

	Sovereigns		Corporations		Financial Institutions		Total
	(in millions)
Financial instruments owned — Debt securities
Portugal	$7.7	(5)	$—		$4.8	(5)	$12.5
Ireland	103.0	(5)	11.4	(1)	13.0	(5)	127.4
Italy	358.6	(5)	15.0	(1)	8.7	(5)	382.3
Greece	—	(5)	0.5		0.4	(5)	0.9
Spain	23.0	(5)	21.7		195.5	(5)	240.2

Total fair value of long debt securities(2)	492.3	(5)	48.6		222.4	(5)	763.3

Financial instruments sold — Debt securities
Portugal	4.7		—		5.2		9.9
Ireland	74.8		5.7		0.4		80.9
Italy	424.9		10.3		23.8		459.0
Greece	—		0.6		0.3		0.9
Spain	39.7		18.4		78.9		137.0

Total fair value of short debt securities(3)	544.1		35.0		108.6		687.7

Total net fair value of debt securities	(51.8)		13.6		113.8		75.6

Derivative contracts — long notional exposure
Portugal	—		—		—		—
Ireland	—		1.8		—		1.8
Italy	16.5	(7)	8.8		7.7		33.0
Greece	5.0	(6)	—		—		5.0
Spain	—		13.5		—		13.5

Total notional amount — long	21.5		24.1		7.7		53.3

Derivative contracts — short notional exposure
Portugal	—		—		—		—
Ireland	10.0	(8)	6.0		—		16.0
Italy	77.6	(7)	20.2		74.0		171.8
Greece	5.0	(6)	—		—		5.0
Spain	—		5.3		26.9		32.2

Total notional amount — short	92.6		31.5		100.9		225.0

Total net derivative notional exposure(4)	(71.1)		(7.4)		(93.2)		(171.7)

Total net exposure to select European countries	$(122.9)		$6.2		$20.6		$(96.1)

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(1)	Includes long mortgage backed security exposure of $0.1 million and $2.6 million to Ireland and Italy, respectively.

(2)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned — corporate debt securities and government, federal agency and other sovereign obligations on the face of the balance sheet and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(3)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased — corporate debt securities and government, federal agency and other sovereign obligations on the face of the balance sheet and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(4)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.

(5)	Classification of securities by country and by issuer type are presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(6)	These offsetting positions contain no material net market risk.

(7)	These positions are comprised of bond futures executed on exchanges outside Italy.

(8)	This position represents purchased protection executed with an investment grade multi-national bank.

	Portugal	Ireland(1)	Italy(2)	Greece	Spain	Total
	(in millions)
Financial instruments owned:
Long sovereign debt securities(3)	$7.7	$103.0	$358.6	$—	$23.0	$492.3
Long non-sovereign debt securities(3)	4.8	24.4	23.7	0.9	217.2	271.0

Total long debt securities	12.5	127.4	382.3	0.9	240.2	763.3

Financial instruments sold, not yet purchased:
Short sovereign debt securities	4.7	74.8	424.9	—	39.7	544.1
Short non-sovereign debt securities	5.2	6.1	34.1	0.9	97.3	143.6

Total short debt securities	9.9	80.9	459.0	0.9	137.0	687.7

Net fair value — debt securities	2.6	46.5	(76.7)	—	103.2	75.6
Net derivatives (notional amount)	—	(14.2)	(138.8)	—	(18.7)	(171.7)

Total net exposure to select European countries	$2.6	$32.3	$(215.5)	$—	$84.5	$(96.1)

(1)	Includes long mortgage backed security exposure of $0.1 million.

(2)	Includes long mortgage backed security exposure of $2.6 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(3)	Classification of securities by country and by issuer type are presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Portugal, Ireland, Italy, Greece and Spain as of November 30, 2011. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, we have immaterial issuer risk to counterparties domiciled in Portugal, Ireland, Italy, Greece and Spain.

	Portugal	Ireland	Italy	Greece	Spain	Total
	(in millions)
Derivative contracts — long notional exposure
Credit default swaps	$—	$—	$—	$5.0	$—	$5.0
Bond future contracts	—	—	16.5	—	—	16.5
Listed equity options	—	1.8	16.5	—	13.5	31.8

Total notional amount — long	—	1.8	33.0	5.0	13.5	53.3

Derivative contracts — short notional exposure
Credit default swaps	—	10.0	74.0	5.0	26.9	115.9
Bond future contracts	—	—	77.6	—	—	77.6
Listed equity options	—	6.0	20.2	—	5.3	31.5

Total notional amount — short	—	16.0	171.8	5.0	32.2	225.0

Net derivatives (notional amount)	$—	$(14.2)	$(138.8)	$—	$(18.7)	$(171.7)

The following table provides the fair value of the above derivative contracts at November 30, 2011 (in millions):

	Portugal	Ireland	Italy	Greece	Spain	Total
Derivative contracts — long assets
Credit default swaps	$—	$—	$—	$2.7	$—	$2.7
Futures	—	—	—	—	—	—
Equity	—	0.4	5.3	—	0.9	6.6

Total long	—	0.4	5.3	2.7	0.9	9.3

Derivatives contracts — short liabilities
Credit default swaps	—	1.2	6.9	2.5	0.6	11.2
Futures	—	—	—	—	—	—
Equity	—	0.5	2.6	—	3.0	6.1

Total short	—	1.7	9.4	2.5	3.6	17.3

Net derivative asset (liability)	$—	$(1.3)	$(4.1)	$0.2	$(2.7)	$(8.0)

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At November 30, 2011, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of foreign sovereign obligations from Portugal, Ireland, Italy, Greece and Spain as follows (in millions):

	Reverse Repurchase Agreements(1)	Repurchase Agreements(1)	Net
Portugal	$12.6	$5.1	$7.5
Ireland	18.5	92.6	(74.1)
Italy	419.1	377.1	42.0
Greece	—	—	—
Spain	110.4	99.7	10.7

Total	$560.6	$574.5	$(13.9)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Our collateral management of the risk due to exposure from these sovereign obligations is subject to our overall collateral and cash management risk framework. For further discussion regarding our cash and liquidity management framework and processes, see “Liquidity, Financial Condition and Capital Resources” within Item 7. Management’s Discussion and Analysis in this Annual Report on Form 10-K.

Operational Risk

Operational risk refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In addition, the transactions we process have become increasingly complex. If our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Our Operational Risk framework includes governance, collection of operational risk incidents, proactive operational risk management, and periodic review and analysis of business metrics to identify and recommend controls and process-related enhancements.

Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk policy and processes within the department. Operational Risk policy, framework, infrastructure, methodology, processes, guidance and oversight of the implementation of operational risk processes are centralized and consistent firmwide.

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti-money laundering and record keeping. These risks also reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we continuously review new and pending regulations and legislation and participate in various industry interest groups. We also maintain an anonymous hotline for employees or others to report suspected inappropriate actions by us or by our employees or agents.

New Business Risk

New business risk refers to the risks of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. The New Business Committee reviews proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.

Reputational Risk

We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards. Our reputation and business activity can be affected by statements and actions of third parties, even false or misleading statements by them. We actively monitor public comment concerning us and are vigilant in seeking to assure accurate information and perception prevails.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Form 10-K.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting	70
Report of Independent Registered Public Accounting Firm	71
Report of Independent Registered Public Accounting Firm	72
Report of Independent Registered Public Accounting Firm	73
Consolidated Statements of Financial Condition as of November 30, 2011 and 2010	74
Consolidated Statements of Earnings for the Twelve Months Ended November 30, 2011, Eleven Months Ended November 30, 2010 and for the Twelve Months Ended December 31, 2009	77
Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended November 30, 2011, Eleven Months Ended November 30, 2010 and for the Twelve Months Ended December 31,2009	78
Consolidated Statements of Comprehensive Income for the Twelve Months Ended November 30, 2011, Eleven Months Ended November 30, 2010 and for the Twelve Months Ended December 31, 2009	79
Consolidated Statements of Cash Flows for the Twelve Months Ended November 30, 2011, Eleven Months Ended November 30, 2010 and for the Twelve Months Ended December 31, 2009	80
Notes to Consolidated Financial Statements	82

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

Management evaluated our internal control over financial reporting as of November 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2011, our internal control over financial reporting was effective.

Management’s assessment of our internal control over financial reporting did not include the internal controls of the Global Commodities Group acquired from Prudential Financial, Inc. on July 1, 2011. In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management’s assessment of our internal control over financial reporting as of November 30, 2012 will include the internal controls of the Global Commodities Group. The Global Commodities Group is included in our consolidated financial statements and represented approximately 12.9% of our total assets, 4.5% of our total revenues and 6.3% of our net revenues as of and for the year ended November 30, 2011.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the financial statements included in this annual report on Form 10-K and has issued a report on our internal control over financial reporting, which appears on page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

New York, NY

We have audited the internal control over financial reporting of Jefferies Group, Inc., and subsidiaries (the “Company”) as of November 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Global Commodities Group, which was acquired on July 1, 2011 from Prudential Financial, Inc. and whose financial statements constitute 12.9% of total assets, 4.5% of revenues, and 6.3% of net revenue of the consolidated financial statement amounts as of and for the year ended November 30, 2011. Accordingly, our audit did not include the internal control over financial reporting of the Global Commodities Group. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2011 of the Company and our report dated January 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

January 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jefferies Group, Inc.:

We have audited the accompanying consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for the year ended December 31, 2009 of Jefferies Group, Inc. and subsidiaries (the Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jefferies Group, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

February 26, 2010

(February 2, 2011 as to Note 1 of the consolidated financial statements included in the Company’s 2010 Transition Report on Form 10-K which describes the effects of correcting the 2009 consolidated financial statements)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of November 30, 2011 and 2010, and the related consolidated statement of earnings, stockholders’ equity, comprehensive income, and cash flows for the year ended November 30, 2011 and for the eleven month period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries at November 20, 2011 and 2010, and the results of their operations and their cash flows for the year ended November 30, 2011 and the eleven month period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from December 31 to November 30.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2010, the Company adopted Financial Accounting Standards Board accounting guidance that addresses the consolidation of variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

January 27, 2012

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands, except per share amounts)

	November 30,
	2011	2010
ASSETS
Cash and cash equivalents	$2,393,797	$2,188,998
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,344,960	1,636,755
Financial instruments owned, at fair value, including securities pledged of $12,452,970 and $12,338,728 in 2011 and 2010, respectively:
Corporate equity securities	1,235,079	1,565,793
Corporate debt securities	2,868,304	3,630,616
Government, federal agency and other sovereign obligations	7,471,563	5,191,973
Mortgage- and asset-backed securities	3,923,303	4,921,565
Loans and other receivables	376,146	434,573
Derivatives	525,893	119,268
Investments, at fair value	105,585	77,784
Physical commodities	172,668	—

Total financial instruments owned, at fair value	16,678,541	15,941,572
Investments in managed funds	70,740	131,585
Loans to and investments in related parties	594,538	220,323
Securities borrowed	5,169,689	8,152,678
Securities purchased under agreements to resell	2,893,043	3,252,322
Securities received as collateral	21,862	48,616
Receivables:
Brokers, dealers and clearing organizations	1,235,393	2,550,234
Customers	1,116,982	1,328,365
Fees, interest and other	163,092	165,603
Premises and equipment	175,139	142,729
Goodwill	365,574	364,964
Other assets	748,072	601,799

Total assets	$34,971,422	$36,726,543

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION — CONTINUED

(Dollars in thousands, except per share amounts)

	November 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$52,721	$—
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,330,096	1,638,372
Corporate debt securities	1,614,493	2,375,925
Government, federal agency and other sovereign obligations	3,209,713	4,735,288
Mortgage- and asset-backed securities	50,517	129,384
Loans	151,117	171,278
Derivatives	249,037	59,552

Total financial instruments sold, not yet purchased, at fair value	6,604,973	9,109,799
Securities loaned	1,706,308	3,108,977
Securities sold under agreements to repurchase	9,620,663	10,684,056
Obligation to return securities received as collateral	21,862	48,616
Payables:
Brokers, dealers and clearing organizations	2,816,877	1,885,357
Customers	4,763,364	3,716,357
Accrued expenses and other liabilities	803,219	1,142,850
Long-term debt	4,608,926	3,778,681
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	310,534	315,885

Total liabilities	31,434,447	33,915,578

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 197,197,848 shares in 2011 and 200,301,656 shares in 2010	20	20
Additional paid-in capital	2,207,410	2,218,123
Retained earnings	1,067,858	850,654
Less:
Treasury stock, at cost, 37,842 shares in 2011 and 28,607,510 shares in 2010	(486)	(539,530)
Accumulated other comprehensive loss:
Currency translation adjustments	(39,520)	(42,859)
Additional minimum pension liability	(10,970)	(8,419)

Total accumulated other comprehensive loss	(50,490)	(51,278)

Total common stockholders’ equity	3,224,312	2,477,989
Noncontrolling interests	312,663	332,976

Total stockholders’ equity	3,536,975	2,810,965

Total liabilities and stockholders’ equity	$34,971,422	$36,726,543

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION — CONTINUED

(Dollars in thousands)

The table below presents the carrying amount and classification of assets of consolidated variable interest entities (“VIEs”) that can be used only to settle obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors (or beneficial interest holders) do not have recourse to our general credit. The assets and liabilities of these consolidated VIEs are included in the Consolidated Statements of Financial Condition and are presented net of intercompany eliminations.

	November 30,
	2011	2010
Assets
Cash and cash equivalents	$345,959	$202,565
Financial instruments owned, at fair value
Corporate equity securities	61,670	120,606
Corporate debt securities	326,549	462,462
Mortgage- and asset-backed securities	41,004	43,355
Loans and other receivables	281,416	362,465
Derivatives	569	7,579
Investments, at fair value	1,570	15,612

Total financial instruments owned, at fair value	712,778	1,012,079
Receivables:
Brokers, dealers and clearing organizations	150,592	195,485
Fees, interest and other	7,396	127
Other assets	385	370

Total assets	1,217,110	1,410,626

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	7,122	2,708
Corporate debt securities	200,223	443,100
Loans	117,958	150,100
Derivatives	935	136

Total financial instruments sold, not yet purchased, at fair value	326,238	596,044
Payables:
Brokers, dealers and clearing organizations	105,165	157,134
Accrued expenses and other liabilities	9,740	94,402
Mandatorily redeemable preferred interest of consolidated subsidiaries	310,534	315,885

Total liabilities	$751,677	$1,163,465

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Revenues:
Commissions	$534,726	$466,246	$512,293
Principal transactions	428,035	509,070	838,396
Investment banking	1,122,528	890,334	474,315
Asset management fees and investment income from managed funds	44,125	16,785	35,887
Interest	1,248,132	852,494	732,250
Other	152,092	62,417	38,918

Total revenues	3,529,638	2,797,346	2,632,059
Interest expense	980,825	605,096	468,798

Net revenues	2,548,813	2,192,250	2,163,261
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	3,622	14,916	37,248

Net revenues, less mandatorily redeemable preferred interest	2,545,191	2,177,334	2,126,013

Non-interest expenses:
Compensation and benefits	1,482,604	1,282,644	1,195,971
Floor brokerage and clearing fees	126,313	110,835	80,969
Technology and communications	215,940	160,987	141,233
Occupancy and equipment rental	84,951	68,085	72,824
Business development	93,645	62,015	37,614
Professional services	66,305	49,080	41,125
Other	56,099	47,017	48,530

Total non-interest expenses	2,125,857	1,780,663	1,618,266

Earnings before income taxes	419,334	396,671	507,747
Income tax expense	132,966	156,404	195,928

Net earnings	286,368	240,267	311,819
Net earnings to noncontrolling interests	1,750	16,601	36,537

Net earnings to common shareholders	$284,618	$223,666	$275,282

Earnings per common share:
Basic	$1.28	$1.10	$1.36
Diluted	$1.28	$1.09	$1.35
Weighted average common shares:
Basic	211,056	196,393	200,446
Diluted	215,171	200,511	204,572

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$19	$17
Issued	2	1	2
Retired	(2)	—	—

Balance, end of period	20	20	19

Additional paid-in capital
Balance, beginning of period	2,218,123	2,036,087	1,870,120
Benefit plan share activity(1)	31,176	19,230	16,499
Share-based expense, net of forfeitures and clawbacks	134,076	149,799	125,127
Proceeds from exercise of stock options	95	108	69
Acquisitions and contingent consideration	419	419	(2,710)
Tax benefit (deficiency) for issuance of share-based awards	32,200	2,965	(14,606)
Equity component of convertible debt, net of tax	(217)	—	41,588
Dividend equivalents on share-based plans	8,883	9,515	—
Issuance of treasury stock	97,770	—	—
Retirement of treasury stock	(315,115)	—	—

Balance, end of period	2,207,410	2,218,123	2,036,087

Retained earnings
Balance, beginning of period	850,654	688,039	412,757
Net earnings to common shareholders	284,618	223,666	275,282
Dividends	(67,414)	(61,051)	—

Balance, end of period	1,067,858	850,654	688,039

Treasury stock, at cost
Balance, beginning of period	(539,530)	(384,379)	(115,190)
Purchases	(152,827)	(140,071)	(263,794)
Returns / forfeitures	(20,368)	(15,080)	(8,105)
Issued	397,122	—	2,710
Retirement of treasury stock	315,117	—	—

Balance, end of period	(486)	(539,530)	(384,379)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(51,278)	(41,626)	(52,121)
Currency adjustment	3,339	(8,490)	9,306
Pension adjustment, net of tax	(2,551)	(1,162)	1,189

Balance, end of period	(50,490)	(51,278)	(41,626)

Total common stockholders’ equity	3,224,312	2,477,989	2,298,140

Noncontrolling interests
Balance, beginning of period	332,976	321,538	287,805
Net earnings to noncontrolling interests	1,750	16,601	36,537
Contributions	1,713	12,433	2,860
Distributions	(22,056)	(15,177)	(5,664)
Deconsolidation of asset management entity	(1,720)	(5,477)	—
Adoption of accounting changes to ASC 810	—	3,058	—

Balance, end of period	312,663	332,976	321,538

Total stockholders’ equity	3,536,975	$2,810,965	$2,619,678

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Net earnings to common shareholders	$284,618	$223,666	$275,282

Other comprehensive income (loss):
Currency translation adjustments	3,339	(8,490)	9,306
Minimum pension liability adjustments, net of tax(1)	(2,551)	(1,162)	1,189

Total other comprehensive income (loss), net of tax(2)	788	(9,652)	10,495

Comprehensive income	$285,406	$214,014	$285,777

(1)	Includes income tax (benefit) expense of $(1.8) million, $(0.8) million and $0.8 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

(2)	Total other comprehensive income (loss), net of tax, is attributable to common shareholders. No other comprehensive income (loss) is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Cash flows from operating activities:
Net earnings	$286,368	$240,267	$311,819

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	68,522	42,087	40,662
Bargain purchase gain	(52,509)	—	—
Gain on repurchase of long-term debt	(21,107)	—	(7,673)
Fees related to assigned management agreements	(3,724)	(3,590)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,622	14,916	37,248
Accruals related to various benefit plans and stock issuances, net of estimated forfeitures	144,886	153,950	133,523
Deferred income taxes	30,177	4,389	10,147
Decrease (increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,417,107	(546,793)	61,620
Decrease (increase) in receivables:
Brokers, dealers and clearing organizations	1,652,426	(1,062,106)	(752,108)
Customers	385,686	(321,008)	(474,181)
Fees, interest and other	3,856	(57,482)	(21,566)
Decrease in securities borrowed	3,014,442	52,634	764,577
Decrease (increase) in financial instruments owned	299,558	(6,434,698)	(4,781,858)
Increase in loans to and investments in related parties	(375,031)	(27,443)	(53,616)
Decrease (increase) in investments in managed funds	60,855	(9,833)	(15,529)
Decrease (increase) in securities purchased under agreements to resell	372,470	266,132	(2,268,338)
(Increase) decrease in other assets	(122,568)	(123,933)	22,516
Increase (decrease) in payables:
Brokers, dealers and clearing organizations	880,998	1,001,155	506,073
Customers	(2,324,839)	467,164	1,476,096
(Decrease) increase in securities loaned	(1,428,852)	(455,750)	333,261
(Decrease) increase in financial instruments sold, not yet purchased	(2,892,462)	3,685,421	2,664,934
(Decrease) increase in securities sold under agreements to repurchase	(1,083,191)	2,444,802	1,511,871
(Decrease) increase in accrued expenses and other liabilities	(599,677)	218,255	373,602

Net cash used in operating activities	(282,987)	(451,464)	(126,920)

Cash flows from investing activities:
Net payments on premises and equipment	(77,330)	(38,426)	(37,483)
Deconsolidation of asset management entity	—	(407)	—
Cash paid for acquisition, net of cash acquired	(320,697)	—	(38,760)
Purchase of mortgage servicing rights	—	—	(8,628)
Cash received from contingent consideration	3,733	2,930	—
Cash paid for contingent consideration	(754)	(8,332)	(28,653)

Net cash used in investing activities	(395,048)	(44,235)	(113,524)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(Dollars in thousands)

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$34,552	$2,397	$12,408
Gross proceeds from short-term borrowings	3,032,010	2,446,000	5,781,738
Gross payments on short-term borrowings	(3,283,231)	(2,446,000)	(5,781,738)
Gross proceeds from secured credit facility	260,000	—	—
Gross payments on secured credit facility	(160,000)	—	—
Payments on repurchase of long-term debt	(49,692)	—	(12,796)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(8,973)	(17,078)	(124)
Payments on repurchase of common stock	(152,827)	(140,071)	(263,794)
Payments on dividends	(58,531)	(51,536)	—
Proceeds from exercise of stock options, not including tax benefits	95	108	69
Net proceeds from (payments on):
Issuance of common shares	494,892	—	—
Issuance of senior notes, net of issuance costs	794,587	1,041,353	1,053,092
Noncontrolling interest	(20,343)	(2,744)	(2,804)

Net cash provided by financing activities	882,539	832,429	786,051

Effect of foreign currency translation on cash and cash equivalents	295	(899)	13,231

Net increase in cash and cash equivalents	204,799	335,831	558,838
Cash and cash equivalents at beginning of period	2,188,998	1,853,167	1,294,329

Cash and cash equivalents at end of period	$2,393,797	$2,188,998	$1,853,167

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$943,031	$579,915	$434,163
Income taxes, net	153,416	182,633	(27,106)
Acquisitions:
Fair value of assets acquired, including goodwill	$4,703,560		$53,104
Liabilities assumed	(4,229,011)		(14,344)
Bargain purchase gain	(52,509)		—

Total purchase price	422,040		38,760
Cash acquired	(101,343)		—

Cash paid for acquisition, net of cash acquired	$320,697		$38,760

In 2011, the additional minimum pension liability included in stockholders’ equity of $11.0 million resulted from an increase of $2.6 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2010, the additional minimum pension liability included in stockholders’ equity of $8.4 million resulted from an increase of $1.2 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2009, the additional minimum pension liability included in stockholders’ equity of $7.3 million resulted from a decrease of $1.2 million to accrued expenses and other liabilities and an offsetting increase in stockholders’ equity.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

Organization

The accompanying audited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all our subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, Jefferies Asset Management, LLC, Jefferies Bache Financial Services, Inc. and all other entities in which we have a controlling financial interest or are the primary beneficiary, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).

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

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). Total cash payments made as consideration for the acquisition were $422.0 million. The Global Commodities Group provides execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. See Note 3, Acquisition of the Global Commodities Group.

Change in Year End

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30. As such, the current period represents the twelve months ended November 30, 2011 and has been reported on the basis of the new fiscal year beginning as of December 1, 2010. Our prior period consisted of the eleven month transition period beginning January 1, 2010 through November 30, 2010. Financial statements for 2009 continue to be presented on the basis of our previous calendar year end.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, legal reserves, goodwill and the realizability of deferred tax assets. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Revenue Recognition Policies

Commissions.    All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $47.9 million, $37.0 million and $32.5 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are included in Other revenue. In November 2010, we entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price was dependent on the number and amount of client accounts that convert to the purchaser’s platform and revenue was recognized upon the completed transfer of client accounts. During fiscal 2011, proceeds amounted to $11.0 million were received, of which revenues of $9.1 million was recognized and included within Other income on the Consolidated Statement of Earnings

Principal Transactions.    Financial instruments owned, securities pledged and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Investments in Managed Funds

Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for at fair value. Gains or losses on our investments in managed funds are included in Asset management fees and investment income from managed funds in the Consolidated Statements of Earnings.

Loans to and Investments in Related Parties

Loans to and investments in related parties includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other income in the Consolidated Statement of Earnings. For the year ended December 31, 2009, revenues related to our equity method investment in Jefferies Finance, LLC are included within Principal transactions revenue (see Note 10, Equity Method Investments, for additional information regarding certain of these investments).

Receivable from, and Payable to, Customers

Receivable from and payable to customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. As of November 30, 2011 and November 30, 2010, furniture, fixtures and equipment amounted to $246.5 million and $190.6 million, respectively, and leasehold improvements amounted to $122.9 million and $104.3 million, respectively. Accumulated depreciation and amortization was $194.3 million and $152.2 million as of November 30, 2011 and November 30, 2010, respectively.

Depreciation and amortization expense amounted to $43.7 million, $35.3 million and $39.8 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Goodwill and Intangible Assets

Goodwill.    At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. In estimating the fair value of reporting units we utilize methodologies that include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Our annual goodwill impairment testing date is June 1. Refer to Note 11, Goodwill and Other Intangible Assets, for further details on our assessment of goodwill.

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

An intangible asset with an indefinite useful life is not amortized but assessed annually, or more frequently when certain events or circumstances exist, for impairment. Impairment exists when the carrying amount exceeds its fair value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset. Subsequent reversal of impairment losses is not permitted.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, share-based compensation, deferred compensation, long-term debt and tax amortization of intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

The tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options is recognized as an increase to Additional paid in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statement of Changes in Stockholders’ Equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Legal Reserves

In the normal course of business, we have been named, from time to time, as a defendant in legal and regulatory proceedings. We are also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.

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

In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss. We believe that, in the aggregate, the pending legal actions or regulatory proceedings and any other exams, investigations or similar reviews (both formal and informal) should not have a material adverse effect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss in excess of what has been provided in the consolidated financial statements is not material.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Accounting Developments

Balance Sheet Offsetting Disclosures.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to affect our financial condition, results of operation or cash flows.

Goodwill Testing.    In September 2011, the FASB issued an ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance will not have an impact on our financial condition, results of operations or cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The adoption of this guidance will not have an impact on our financial condition, results of operations or cash flows.

Consolidation.    We adopted accounting changes described in ASC 810, Consolidation Topic, as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Upon adoption of these accounting changes on January 1, 2010, we consolidated certain CLOs and other investment vehicles. The consolidation of these entities resulted in an increase in total assets of $1,606.9 million, an increase in total liabilities of $1,603.8 million and an increase to total stockholders’ equity of $3.1 million on January 1, 2010. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in January 2010, we deconsolidated the CLOs and accounted for our remaining interests in the CLOs at fair value.

Note 3.	Acquisition of the Global Commodities Group

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million (a cash payment of $419.5 million was made on July 1, 2011 and an additional payment of $2.5 million was made on October 21, 2011). The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a US-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker dealer; Bache Commodities Limited, a UK-based global commodities and financial derivatives broker; Prudential Bache Asset Management, Inc., a US-based registered investment advisor and commodity trading advisor, Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and related contracts used by the Global Commodities Group.

The Global Commodities Group provides sales, trading, clearing and execution services covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. The acquisition of the Global Commodities Group allows us to offer clients globally an increased range of products, including exchange-traded futures and over-the-counter trading in energy, metals and agricultural markets.

In connection with the acquisition of the Global Commodities Group on July 1, 2011, certain acquired entities entered into a $1.0 billion credit facility agreement with Prudential that was terminated by us on September 16, 2011. For further details, see Note 12, Short-Term Borrowings. On August 26, 2011, Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, as borrowers, entered into a senior secured revolving credit facility in aggregate totaling $950.0 million with a group of commercial banks. See Note 13, Long-Term Borrowings for further information.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Approximately $18.3 million was recognized at the date of acquisition as the fair value of intangible assets. Of this amount, $5.8 million represents the fair value of customer relationships, $11.2 million represents the fair value of exchange and clearing organization membership interests and registrations and $1.3 million represents the fair value of the Bache trade name. See Note 11, Goodwill and Other Intangible Assets for further details. Additionally, we recognized in the acquisition approximately $6.3 million of internally developed software that is recorded within Premises and equipment on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Condensed statement of net assets acquired

The following reflects the fair value of assets acquired and liabilities assumed, by major class, on July 1, 2011 (in thousands):

Assets acquired:
Cash and cash equivalents	$101,343
Cash and securities segregated	3,130,586
Financial instruments owned, at fair value	918,598
Securities purchased under agreements to resell	1,489
Receivables:
Brokers, dealers and clearing organizations	313,939
Customers	173,477
Fees, interest and other	122
Premises and equipment	13,611
Indefinite-lived intangible exchange memberships and licences(1)	11,219
Finite-lived intangible customer relationships(1)(2)	5,800
Trade names(1)(3)	1,300
Other assets	32,076

Total assets	$4,703,560

Liabilities assumed:
Short-term borrowings	$301,027
Financial instruments sold, not yet purchased, at fair value	267,200
Payables:
Brokers, dealers and clearing organizations	43,588
Customers	3,384,263
Accrued expenses and other liabilities	232,933

Total liabilities	$4,229,011

Fair value of net assets acquired	$474,549
Purchase price:
Cash	$422,040
Total purchase price	$422,040

Bargain purchase gain	$52,509

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.

(2)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted-average useful life of approximately 9.6 years.

(3)	The fair value of the Bache trade name will be amortized on a straight line basis over a useful life of 1.5 years.

Unaudited pro forma condensed combined financial information

Our results of operation for the twelve months ended November 30, 2011 include the operations of the acquired entities for the period from July 1, 2011 to November 30, 2011. The Consolidated Statement of Earnings for the twelve months ended November 30, 2011, include $96.7 million of Net revenues and $31.8 million of Net earnings contributed by Jefferies Bache.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Set forth below are unaudited pro forma combined financial information as they may have appeared if the acquisition had been completed on December 1, 2010 and January 1, 2010 taking into account certain adjustments described below. The unaudited pro forma combined financial information includes the Global Commodities Group’s actual results from January 1, 2010 to November 30, 2010 and December 1, 2010 to November 30, 2011.

(in millions, except per share data)	Twelve months ended November 30, 2011	Eleven months ended November 30, 2010
Total net revenues	$2,686.2	$2,447.3
Net earnings to common shareholders	$303.7	$288.2
Earnings per common share:
Basic	$1.37	$1.41
Diluted	$1.36	$1.40
Weighted average common shares (in thousands):
Basic	211,056	196,393
Diluted	215,171	200,511

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not purport to be indicative of the financial results we would have achieved had the acquisition been completed as of December 1, 2010 and as of January 1, 2010, nor is it indicative of the results of operations in future periods.

The pro forma information was derived from historical financial information for 2011 and 2010 adjusted to give effect for events directly attributable to the acquisition and factually supportable and expected to have a continuing impact on the combined results. The adjustments include:

a)	the bargain purchase gain of $52.5 million has been included in Net revenues and Net earnings for the eleven months ended November 30, 2010;

b)	an adjustment to reflect Global Commodities Group’s physical commodities at market value;

c)	acquisition costs totaling $4.4 million recognized in Professional services has been included in the eleven months ended November 30, 2010;

d)	additional amortization expense on the acquired intangible assets and internally developed software of $0.8 million and $0.8 million for the twelve months ended November 30, 2011 and $0.9 million and $1.0 million for the eleven months ended November 30, 2010;

e)	the recording of income tax expense resulting from the pro forma adjustments before tax at an effective rate of 32.1% and 35.0% for the twelve months and eleven months ended November 30, 2011 and 2010.

Note 4.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of November 30, 2011 and 2010 (in thousands):

	November 30,
	2011	2010
Cash and cash equivalents:
Cash in banks	$846,990	$325,227
Money market investments	1,546,807	1,863,771

Total cash and cash equivalents	$2,393,797	$2,188,998

Cash and securities segregated(1)	$3,344,960	$1,636,755

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 5.	Financial Instruments

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2011 and November 30, 2010 by level within the fair value hierarchy (in thousands):

	As of November 30, 2011
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,088,358	$133,232	$13,489	$—	$1,235,079
Corporate debt securities	1,521	2,818,643	48,140	—	2,868,304
Collateralized debt obligations	—	102,209	47,988	—	150,197
U.S. government and federal agency securities	5,443,721	266,460	—	—	5,710,181
Municipal securities	—	582,497	6,904	—	589,401
Sovereign obligations	737,082	434,759	140	—	1,171,981
Residential mortgage-backed securities	—	2,961,682	149,965	—	3,111,647
Commercial mortgage-backed securities	—	582,974	52,407	—	635,381
Other asset-backed securities	—	22,794	3,284	—	26,078
Loans and other receivables	—	278,855	97,291	—	376,146
Derivatives	632,148	2,344,625	124	(2,451,004)	525,893
Investments at fair value	—	27,259	78,326	—	105,585
Physical commodities	—	172,668	—	—	172,668

Total financial instruments owned	$7,902,830	$10,728,657	$498,058	$(2,451,004)	$16,678,541

Level 3 financial instruments for which the firm does not bear economic exposure(4)			$(45,901)

Level 3 financial instruments for which the firm bears economic exposure			$452,157

Investments in Managed Funds	$—	$—	$70,740	$—	$70,740
Cash and securities segregated and on deposit for regulatory purposes(3)	$115,000	$—	$—	$—	$115,000
Securities received as collateral	$21,862	$—	$—	$—	$21,862

Total Level 3 assets for which the firm bears economic exposure			$522,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,266,096	$64,000	$—	$—	$1,330,096
Corporate debt securities	—	1,614,419	74	—	1,614,493
U.S. government and federal agency securities	2,032,091	9,685	—	—	2,041,776
Municipal securities	—	90	—	—	90
Sovereign obligations	790,568	377,279	—	—	1,167,847
Residential mortgage-backed securities	—	50,517	—	—	50,517
Loans	—	140,960	10,157	—	151,117
Derivatives	535,503	2,289,759	9,409	(2,585,634)	249,037

Total financial instruments sold, not yet purchased	$4,624,258	$4,546,709	$19,640	$(2,585,634)	$6,604,973

Obligation to return securities received as collateral	$21,862	$—	$—	$—	$21,862

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	There were no significant transfers between Level 1 and Level 2 for the twelve-months ended November 30, 2011.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of U.S. government securities segregated for regulatory purposes and measured at fair value.

(4)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

	As of November 30, 2010
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,453,744	$89,430	$22,619	$—	$1,565,793
Corporate debt securities	25	3,557,183	73,408	—	3,630,616
Collateralized debt obligations	—	27,863	31,121	—	58,984
U.S. government and federal agency securities	2,322,204	210,422	—	—	2,532,626
Municipal securities	—	477,462	472	—	477,934
Sovereign obligations	1,600,762	580,651	—	—	2,181,413
Residential mortgage-backed securities	—	3,912,708	132,359	—	4,045,067
Commercial mortgage-backed securities	—	524,614	6,004	—	530,618
Other asset-backed securities	—	286,329	567	—	286,896
Loans and other receivables	—	206,977	227,596	—	434,573
Derivatives	279,811	176,069	—	(336,612)	119,268
Investments at fair value	—	—	77,784	—	77,784

Total financial instruments owned	$5,656,546	$10,049,708	$571,930	$(336,612)	$15,941,572

Level 3 financial instruments for which the firm does not bear economic exposure(3)			$(204,139)

Level 3 financial instruments for which the firm bears economic exposure			$367,791

Investments in managed funds	$—	$—	$131,585	$—	$131,585
Securities received as collateral	$48,616	$—	$—	$—	$48,616

Total Level 3 assets for which the firm bears economic exposure			$499,376

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,554,489	$83,845	$38	$—	$1,638,372
Corporate debt securities	—	2,375,925	—	—	2,375,925
U.S. government and federal agency securities	1,688,684	51,604	—	—	1,740,288
Municipal securities	—	170	—	—	170
Sovereign obligations	2,180,667	814,163	—	—	2,994,830
Residential mortgage-backed securities	—	127,547	—	—	127,547
Commercial mortgage-backed securities	—	1,837	—	—	1,837
Loans	—	124,050	47,228	—	171,278
Derivatives	241,860	240,866	2,346	(425,520)	59,552

Total financial instruments sold, not yet purchased	$5,665,700	$3,820,007	$49,612	$(425,520)	$9,109,799

Obligation to return securities received as collateral	$48,616	$—	$—	$—	$48,616

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	There were no significant transfers between Level 1 and Level 2 for the eleven-months ended November 30, 2010.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets which are either financed by nonrecourse secured financings or attributable to third party or employee noncontrolling interests in certain consolidated entities.

At November 30, 2011 and November 30, 2010, $-0- million and $85.7 million, respectively, in secured financings, are included within Other liabilities on the Consolidated Statement of Financial Position, are accounted for at fair value and are classified as Level 3 liabilities.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external data providers and are generally classified within Level 2 of the fair value hierarchy.

Sovereign Obligations

•

G-7 Government and non-G-7 Government Bonds:     G-7 government and non-G-7 government bonds are measured based on quoted market prices obtained from external pricing services. G-7 government bonds are categorized within Level 1 of the fair value hierarchy and non-G-7 government bonds are generally categorized within Level 2.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Derivatives

•

Listed Derivative Contracts:     Listed derivative contracts measured based on quoted exchange prices, which are generally obtained from pricing services, are categorized as Level 1 in the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security and are categorized within Level 2.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

OTC options include OTC equity, foreign exchange and commodity options measured using Black-Scholes models with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps, which incorporate observable inputs related to commodity spot prices and forward curves. Credit defaults swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from third parties.

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized in Level 2 of the fair value hierarchy.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our German defined benefits pension plan and shares in non-US exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and are categorized in Level 3 of the fair value hierarchy. Fair value for the shares in non-US exchanges and clearing houses is determined based on recent transactions or third party model valuations and are categorized in Level 2 or Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at November 30, 2011 and November 30, 2010 (in thousands):

	November 30, 2011
	Fair Value (h)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(a)	$27,604	$—	Monthly, Quarterly
High Yield Hedge Funds(b)	938	—	—
Fund of Funds(c)	772	126	—
Equity Funds(d)	88,294	74,283	—
Convertible Bond Funds(e)	2,827	—	At Will
Other Investments(g)	19	—	Bi-Monthly

Total(i)	$120,454	$74,409

	November 30, 2010
	Fair Value (h)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(a)	$80,837	$—	Quarterly, Semiannually
High Yield Hedge Funds(b)	1,561	—	—
Fund of Funds(c)	2,622	131	Annually
Equity Funds(d)	73,162	87,791	—
Convertible Bond Funds(e)	18,070	—	At Will
Commodity Funds(f)	5,948	—	At Will
Other Investments(g)	287	—	At Will

Total(i)	$182,487	$87,922

(a)

This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At November 30, 2011 and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

November 30, 2010, investments representing approximately 98% and 92%, respectively, of the fair value in this category are redeemable with 30 — 65 days prior written notice. At November 30, 2010, investments representing approximately 7% of fair value could not be redeemed until the lock-up period expired on December 31, 2010. At November 30, 2011 and November 30, 2010, investments representing approximately 2% and 1%, respectively, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At November 30, 2011 and November 30, 2010, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(b)	This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At November 30, 2011 and November 30, 2010, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(c)	This category includes investments in fund of funds that invest in various private equity funds. At November 30, 2011 and November 30, 2010, approximately 95% and 41%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to three years. At November 30, 2011 we requested redemption for investments representing approximately 5% of fair value at November 30, 2011, however we are unable to estimate when these funds will be returned. At November 30, 2010, investments representing approximately 59% of the fair value were approved for redemption and the funds’ net asset values were received in the first quarter of 2011.

(d)	At November 30, 2011 and November 30, 2010, investments representing approximately 96% and 91% respectively, include investments in equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to ten years. At November 30, 2011, a fund that invests in Croatian companies represents approximately 4% of the total investment in equity funds. At November 30, 2010, funds that invest in Croatian and Vietnamese companies represent approximately 9% of the total investment in equity funds.

(e)	This category includes an investment in an open-ended investment company that invests primarily in convertible bonds. This investment is redeemable with 5 days prior written notice.

(f)	This category includes an investment in an open-ended investment company that invests in commodity-related equity securities and commodity futures-linked derivative instruments. This investment is redeemable with 7 days prior notice.

(g)	Other investments at November 30, 2011 included investments in funds that invest in commodities futures and options contracts. Other Investments at November 30, 2010 included investments in closed-ended funds that invested in Vietnamese equity and debt instruments.

(h)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.

(i)	Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2011 and November 30, 2010 include $55.9 million and $26.9 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At November 30, 2011 and November 30, 2010, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

	November 30, 2011		November 30, 2010
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	7%	19%	9%	17%
Recently observed transaction prices	2%	1%	5%	2%
Data providers/pricing services	77%	75%	65%	60%
Broker quotes	1%	0%	12%	19%
Valuation techniques	13%	5%	9%	2%

	100%	100%	100%	100%

Pricing information obtained from external data providers may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a formalized process whereby we challenge the appropriateness of pricing information obtained from data providers and pricing services in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the service providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities (excluding auction rate securities), and loans, to the extent pricing services or broker quotes are utilized in our valuation process, the vendor services are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the twelve months ended November 30, 2011 (in thousands):

	Twelve Months Ended November 30, 2011
	Balance, November 30, 2010	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances, net	Transfers into Level 3	Transfers out of Level 3	Balance, November 30, 2011	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2011 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$4,132	$(2,271)	$816	$(11,807)	$13,489	$439
Corporate debt securities	73,408	1,048	(31,158)	6,304	(1,462)	48,140	(4,478)
Collateralized debt obligations	31,121	70	44,009	779	(27,991)	47,988	(270)
Municipal securities	472	(10,133)	11,182	5,383	—	6,904	(8,931)
Sovereign obligations	—	12	128	—	—	140	12
Residential mortgage-backed securities	132,359	(16,727)	45,845	35,726	(47,238)	149,965	(31,846)
Commercial mortgage-backed securities	6,004	(9,910)	46,685	9,628	—	52,407	(11,583)
Other asset-backed securities	567	(715)	2,947	1,052	(567)	3,284	(691)
Loans and other receivables	227,596	(356)	(120,544)	3,875	(13,280)	97,291	(3,478)
Investments, at fair value	77,784	6,283	(2,627)	—	(3,114)	78,326	1,036
Investments in managed funds	$131,585	$12,030	$(72,875)	$—	$—	$70,740	$12,030
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	—	—	74	—	—	74	—
Net derivatives(2)	2,346	6,550	389	—	—	9,285	6,645
Loans	47,228	—	(37,071)	—	—	10,157	—

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased Derivatives.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Analysis of Level 3 Assets and Liabilities for the Twelve Months Ended November 30, 2011

During the twelve months ended November 30, 2011, transfers of assets of $63.6 million from Level 2 to Level 3 are primarily attributed to:

•

Non-agency residential mortgage-backed securities and commercial mortgage-backed securities due to a tightening in the historical trading period used for corroborating market data and a greater scrutiny of vendor prices;

•	Corporate debt securities due to lack of observable market transactions;

•	Municipal securities due to a lack of recent market transactions for certain bonds; and

•

Loans and other receivables due to a lower number of contributors comprising vendor quotes to support classification in Level 2 as less market interest likely existed for the specific loans during the period.

During the twelve months ended November 30, 2011, transfers of assets of $105.5 million from Level 3 to Level 2 are primarily attributed to:

•

Non-agency residential mortgage-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions;

•

Collateralized debt obligations and Loans and other receivables due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest likely existed for the specific loans during the period; and

•	Corporate equity securities due to announced market transactions or more observable market data on comparable securities used as a benchmark.

During the twelve months ended November 30, 2011 there were no transfers of liabilities from Level 2 to Level 3 and there were $.04 million transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $14.3 million and net losses on Level 3 liabilities were $6.6 million for the twelve months ended November 30, 2011. Net losses on Level 3 assets were primarily due to decreased valuations of certain residential mortgage-backed securities, commercial mortgage-backed securities and municipal securities due to widening credit spreads in the period, offset by increased valuations of certain investments in managed funds and sales or settlements of various residential mortgage-backed securities, corporate debt securities, investments at fair value, loans and other receivables and corporate equity securities. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been classified as Level 3 for the eleven months ended November 30, 2010 (in thousands):

	Eleven Months Ended November 30, 2010
	Balance, December 31, 2009	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, November 30, 2010	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2010 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$43,042	$(17,644)	$(3,099)	$1,272	$(952)	$22,619	$(17,377)
Corporate debt securities	116,648	416	(34,262)	285	(9,679)	73,408	(1,115)
Collateralized debt obligations	9,570	10,291	11,260	—	—	31,121	9,614
U.S. issued municipal securities	420	52	—	—	—	472	52
Sovereign obligations	196	—	—	—	(196)	—	—
Residential mortgage-backed securities	136,496	40,238	(48,812)	11,721	(7,284)	132,359	3,815
Commercial mortgage-backed securities	3,215	15,862	(12,012)	—	(1,061)	6,004	(62)
Other asset-backed securities	110	(175)	632	—	—	567	(205)
Loans and other receivables	506,542	40,464	(178,877)	739	(141,272)	227,596	15,648
Investments at fair value	65,564	18,042	(6,432)	4,039	(3,429)	77,784	13,946
Investments in managed funds	$115,774	$961	$14,850	$—	$—	$131,585	$961
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$38	$—	38	$—
Net derivatives(2)	3,017	(2,533)	—	—	1,862	2,346	(2,533)
Loans	352,420	232	(210,267)	—	(95,157)	47,228	—

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased Derivatives.

Analysis of Level 3 Assets and Liabilities for the Eleven Months Ended November 30, 2010

During the eleven months ended November 30, 2010, transfers of assets of $18.0 million from Level 2 to Level 3 are primarily attributed to:

•	Transfers of non-agency mortgage-backed securities for which no recent trade activity was observed for purposes of determining observable inputs and

•	Certain investments at fair value which have little to no transparency in trade activity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Transfers of liabilities for the eleven months ended November 30, 2010 from Level 2 to Level 3 were $0.04 million and transfers of liabilities from Level 3 to Level 2 were $93.3 million, which are primarily due to transfers of corporate loans, for which we obtained additional market pricing data from third party sources during the quarter that provided additional transparency into the valuation process for these liabilities. Net gains on Level 3 assets were $108.5 million and net gains on Level 3 liabilities were $2.3 million for the eleven months ended November 30, 2010. Net gains on Level 3 assets were primarily due to increased valuations of various alternative investments, sales of certain corporate loans and improved credit conditions and enhanced recovery estimates for certain residential mortgage-backed securities.

Components or portions of interest rate and credit risk related to mortgage-backed securities classified within Level 3 of the fair value hierarchy are frequently economically hedged with U.S. Treasury and Eurodollar futures and short U.S. Treasury securities, which are classified as Level 1 liabilities, and with interest rate swaps and, to a lesser extent, index credit default swaps classified as Level 2 assets or liabilities. Accordingly, a portion of the gains and losses on mortgage-backed securities reported in Level 3 are offset by gains and losses from the economic hedges attributed to instruments classified within Level 1 and Level 2. Economic hedging is often executed on a macro-basis for a given asset class rather than an instrument-specific basis. Valuation inputs and prices for hedging instruments classified within Level 1 and Level 2 provide a level of observability used in valuing Level 3 mortgage-backed securities; however, other inputs, such as prepayment, default rates and other credit specific factors are significant to the valuation and are not derived from the prices of the hedging instruments. Basis risk differences may also arise between the Level 3 mortgage-backed securities and the Level 1 and Level 2 hedging instruments due to the underlying interest rates and the underlying credits comprising the referenced credit index. Hedge effectiveness is limited by factors that include idiosyncratic collateral performance and basis risk as well as the sizing of the macro-hedge.

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned- derivatives and Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities. Such affiliate loans are entered into as part of ongoing, strategic business ventures, are included within Other investments and accounted for on an amortized cost basis. We also have elected the fair value option for certain investments held by

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

subsidiaries that are not registered broker-dealers. Investments at fair value are included in Financial instruments owned. The fair value option was elected for investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have also elected the fair value option for secured financings that arise in connection with our securitization activities. Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of (losses) due to changes in instrument specific credit risk for loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

Twelve Months Ended November 30, 2011
Financial Instruments Owned:
Loans and other receivables	$(19,400)
Financial Instruments Sold:
Loans	$(1,463)
Loan commitments	$(4,329)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

As of November 30, 2011
Financial Instruments Owned:
Loans and other receivables(2)	$277,336
Loans greater than 90 days past due(1)(2)	$2,253

(1)	The aggregate fair value of loans that were 90 or more days past due was $5.5 million at November 30, 2011.

(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statement of Earnings.

There were no loans or other receivables on nonaccrual status at November 30, 2011.

Note 6.	Derivative Financial Instruments

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned — Derivatives and Financial Instruments Sold, Not Yet Purchased — Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 5, Financial Instruments and Note 20, Commitments, Contingencies and Guarantees, for additional disclosures about derivative instruments.)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents the fair value and related number of derivative contracts at November 30, 2011 and November 30, 2010 categorized by predominant risk exposure. A majority of the increase in the number of derivative contracts from 2010 to 2011 reflected in the table is due to our acquisition of the Global Commodities Group from Prudential on July 1, 2011. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (dollars in thousands):

	November 30, 2011
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$542,221	63,751	$636,692	66,027
Foreign exchange contracts	1,009,765	102,578	1,015,900	119,780
Equity contracts	638,228	2,364,390	548,195	2,119,165
Commodity contracts	725,927	434,428	598,166	421,330
Credit contracts	60,756	59	35,718	39

Total	2,976,897	2,965,206	2,834,671	2,726,341

Counterparty/cash-collateral netting	(2,451,004)		(2,585,634)

Total per Consolidated
Statement of Financial Condition	$525,893		$249,037

	November 30, 2010
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$77,295	41,166	$126,281	43,243
Foreign exchange contracts	20,263	1,165	17,004	290
Equity contracts	275,760	1,166,365	249,229	1,133,464
Commodity contracts	62,727	103,562	76,911	35,071
Credit contracts	19,835	18	15,647	15

Total	455,880	1,312,276	485,072	1,212,083

Counterparty/cash-collateral netting	(336,612)		(425,520)

Total per Consolidated
Statement of Financial Condition	$119,268		$59,552

The following table presents unrealized and realized gains and (losses) on derivative contracts for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011 Gains (Losses)	Eleven Months Ended November 30, 2010 Gains (Losses)	Twelve Months Ended December 31, 2009 Gains (Losses)
Interest rate contracts	$(204,403)	$(122,898)	$(11,581)
Foreign exchange contracts	2,243	1,194	663
Equity contracts	(279,488)	(87,084)	(202,091)
Commodity contracts	74,282	15,454	(2,571)
Credit contracts	17,621	(52,049)	3,057

Total	$(389,745)	$(245,383)	$(212,523)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of November 30, 2011 (in thousands):

	OTC derivative assets(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$202,723	$8,200	$—	$(1,152)	$209,771
Credit default swaps	—	12,474	21,793	(1,751)	32,516
Total return swaps	23	—	—	—	23
Foreign currency forwards, swaps and options	163,668	38,919	—	(15,162)	187,425
Fixed income forwards	5,078	—	—	—	5,078
Interest rate swaps and caps	19,572	24,224	109,936	(34,275)	119,457

Total	$391,064	$83,817	$131,729	$(52,340)	554,270

Cross product counterparty netting					(28,036)

Total OTC derivative assets included in Financial instruments owned					$526,234

(1)	At November 30, 2011, we held exchange traded derivative assets and other credit enhancements of $124.1 million.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2011, cash collateral received was $124.4 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

	OTC derivative liabilities(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$94,255	$8,645	$—	$(1,152)	$101,748
Equity options	—	5,256	—	—	5,256
Credit default swaps	352	2,053	1,546	(1,751)	2,200
Total return swaps	—	1,004	—	—	1,004
Foreign currency forwards, swaps and options	176,369	36,388	—	(15,162)	197,595
Interest rate swaps and caps	29,321	84,971	138,075	(34,275)	218,092

Total	$300,297	$138,317	$139,621	$(52,340)	525,895

Cross product counterparty netting					(28,036)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$497,859

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	At November 30, 2011, we held exchange traded derivative liabilities and other credit enhancements of $10.2 million.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2011, cash collateral pledged was $259.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

At November 30, 2011, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality(1):
A or higher	$267,265
B to BBB	252,484
Lower than B	206
Unrated	6,279

Total	$526,234

(1)	We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we may utilize internal credit ratings determined by our credit risk management. Credit ratings determined by credit risk management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2011 and November 30, 2010, is $141.2 million and $51.8 million, respectively, for which we have posted collateral of $129.8 million and $44.9 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2011 and November 30, 2010, we would have been required to post an additional $19.5 million and $6.5 million, respectively, of collateral to our counterparties.

Note 7.	Collateralized Transactions

We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We manage our exposure to credit risk associated with these transactions by entering into master netting agreements. We also monitor the fair value of the securities loaned and borrowed on a daily basis and request additional collateral or return of excess collateral, as appropriate.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provision allowing the counterparty the right to sell or repledge the collateral. Pledged securities that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into security lending or derivative transactions or cover short positions. At November 30, 2011 and 2010, the approximate fair value of securities received as collateral by us that may be sold or repledged was approximately $17.9 billion and $20.4 billion, respectively. The fair value of securities received as collateral at November 30, 2011 pertains to our securities financing activities presented on our Consolidated Statement of Financial Condition at November 30, 2011 as follows (in thousands):

Carrying amount:
Securities purchased under agreements to resell	$2,893,043
Securities borrowed	5,169,689
Securities received as collateral	21,862

Total assets on Consolidated Statement of Financial Condition	8,084,594
Netting of securities purchased under agreements to resell	7,498,439	(1)

	15,583,033
Fair value of collateral received in excess of contract amount	2,386,921	(2)

Fair value of securities received as collateral	$17,969,954

(1)	Represents the netting of securities purchased under agreements to resell with securitie sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed.

At November 30, 2011 and 2010, a substantial portion of the securities received by us had been sold or repledged.

We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2011 and 2010, $21.9 million and $48.6 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Additionally, we engage in securities for securities transactions in which we are the borrower of securities and provide other securities as collateral rather than cash. As no cash is provided under these types of transactions, we, as borrower, treat these as noncash transactions and do not recognize assets or liabilities on the Consolidated Statements of Financial Condition. The securities pledged as collateral under these transactions are included within the total amount of Financial instruments owned and noted as Securities pledged on our Consolidated Statements of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 8.	Securitization Activities

We engage in securitization activities related to mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests issued to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. Our securitization vehicles generally meet the criteria of variable interest entities; however we generally do not consolidate our securitization vehicles as we are not considered the primary beneficiary for these vehicles. See Note 9, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues prior to securitization. Net underwriting revenues are recognized in connection with the securitization activities.

We generally receive cash proceeds in connection with the transfer of assets as the security interests issued by the securitization vehicles are sold to investors. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned and retaining servicing rights for military housing loan securitizations, which are included within Other assets. We apply fair value accounting to the securities. The servicing rights are amortized over the period of the estimated net servicing income.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Transferred assets	$12,539.6	$11,311.1
Proceeds on new securitizations	$12,611.0	$11,409.7
Net revenues	$82.7	$65.4
Cash flows received on retained interests	$103.6	$32.9

Assets received as proceeds in the form of mortgage-backed-securities issued by the securitization vehicles have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Financial Instruments. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at November 30, 2011 and 2010. Although not obligated, we may make a market in the securities issued by these securitization vehicles in connection with secondary market-making activities. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities subsequently purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment.

	As of November 30, 2011
Securitization Type	Total Assets	Retained Interests
	(in millions)
U.S. government agency residential mortgage-backed securities	$7,968.0	$517.9	(1)
U.S. government agency commercial mortgage-backed securities	$2,574.3	$49.9	(1)
Military housing loans	$127.4	$0.3	(2)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 13, 2012, we continue to hold approximately $248.3 million and $27.6 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Initial fair value of servicing rights received on transferred project loans.

	As of November 30, 2010
Securitization Type	Total Assets	Retained Interests
	(in millions)
U.S. government agency residential mortgage-backed securities	$6,549.5	$684.7	(1)
U.S. government agency commercial mortgage-backed securities	$2,005.4	$40.4	(1)
Military housing loans	$107.8	$0.1	(2)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 13, 2012, we continue to hold approximately $30.2 million and $27.6 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Represents amortized servicing rights on transferred project loans.

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the securitization vehicles in which we have continued involvement and is presented solely to provide information regarding the size of the securitization and the size of the underlying assets supporting our retained interests, and is not considered representative of the risk of potential loss associated with the securitizations.

Assets retained in connection with securitization represent the fair value of the securities of one or more tranches of the securitization, including senior and subordinated tranches. Our risk of loss to these securitization vehicles is limited to this fair value amount which is included within total Financial instruments owned — Mortgage- and asset-backed securities on our Consolidated Statement of Financial Condition.

Note 9.	Variable Interest Entities

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE. We reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests. Our variable interests in VIEs include debt and equity interests, commitments and certain fees. Our involvement with VIEs arises primarily from:

•	Purchases of mortgage-backed securities in connection with our trading and secondary market making activities,

•	Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities,

•	Servicing of military housing mortgage loans held by VIEs,

•	Ownership of debt, equity and partnership interests in Jefferies High Yield Holdings, LLC and related entities,

•	Management and performance fees in the Jefferies Umbrella Fund, and

•	Loans to and investments in investment fund vehicles.

We have not executed any derivative contracts with VIEs and have not provided any liquidity facilities to VIEs, other than Jefferies Employees Partners IV, LLC, as discussed below.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2011 and November 30, 2010. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	November 30, 2011			November 30, 2010
	High Yield	Mortgage- and Asset-backed Securitizations	Other	High Yield	Mortgage- and Asset-backed Securitizations	Other
	(in millions)
Cash	$345.7	$—	$0.3	$202.6	$—	$—
Financial instruments owned	693.3	12.2	7.2	889.8	101.4	21.0
Securities borrowed	195.3	—	—	455.8	—	—
Receivable from brokers and dealers	150.6	—	—	195.5	—	—
Other	8.5	—	—	11.6	0.1	—

	$1,393.4	$12.2	$7.5	$1,755.3	$101.5	$21.0

Financial instruments sold, not yet purchased	$326.2	$—	$—	$602.6	$—	$—
Payable to brokers and dealers	105.2	—	—	157.1	—	—
Mandatorily redeemable interests(1)	943.4	—	—	960.2	—	—
Promissory note(2)	—	—	4.2	—	—	4.4
Secured financing(3)	—	12.2	—	—	101.4	—
Other	20.7	—	0.2	36.3	0.1	—

	$1,395.5	$12.2	$4.4	$1,756.2	$101.5	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $310.5 million and $315.9 million at November 30, 2011 and November 30, 2010, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities. Approximately $8.4 million and $15.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2011 and November 30, 2010, respectively.

High Yield.    We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”), Jefferies High Yield Finance, LLC (“JHYF”), and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT is a registered broker-dealer engaged in the secondary sales and trading of high yield and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT makes markets in high yield and distressed securities and provides research coverage on these types of securities. JHYF is engaged in the trading of total return swaps. JLCP is engaged in the trading of bank debt, credit default swaps and trade claims. JHYT, JHYF and JLCP are wholly owned subsidiaries of JHYH.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

At November 30, 2011 and November 30, 2010, the carrying amount of our variable interests was $322.0 million and $328.2 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation.

Mortgage and asset-backed securitizations.    We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consist of the securities and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

During the year, we sold beneficial interests in a military housing securitization vehicle for which we were previously the primary beneficiary. Upon the sale of our beneficial interests in this vehicle, we determined that we are no longer the primary beneficiary of this vehicle as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to this vehicle. As such, we deconsolidated the military housing securitization vehicle during the year.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and accordingly do not consolidate. We do not consolidate these VIEs as we do not have the power to direct the activities that most significantly impact their economic performance. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the twelve months ended November 30, 2011 or eleven months ended November 30, 2010 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at November 30, 2011 and November 30, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	November 30, 2011
	Variable Interests
	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
	(in millions)
Collateralized loan obligations	$48.2	(2)	$48.2	(4)	$1,768.4
Agency mortgage- and asset-backed securitizations(1)	1,410.9	(2)	1,410.9	(4)	6,523.0
Non-agency mortgage- and asset-backed securitizations(1)	583.9	(2)	583.9	(4)	41,939.4
Asset management vehicle	2.8	(3)	2.8	(4)	903.9
Private equity vehicles	64.5	(3)	131.3		84.2

Total	$2,110.3		$2,177.1		$51,218.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2011 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are classified within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Mortgage- and Asset-Backed Vehicles.    In connection with our trading and market making activities, we buy and sell mortgage- and asset backed securities. Mortgage- and asset backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset backed securities of $1,410.9 million and non-agency mortgage- and asset-backed securities of $583.9 million at November 30, 2011 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at November 30, 2011 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$48.2	$—	$48.2
Variable interests in agency mortgage- and asset backed	—	1,410.9	1,410.9
Variable interests in nonagency mortgage- and asset backed	583.9	—	583.9

Additional securities in connection with trading and market Residential mortgage-backed securities	67.9	1,256.7	1,324.6
Commercial mortgage-backed securities	7.0	526.1	533.1
Collateralized debt obligations	8.8	—	8.8
Other asset-backed securities	13.8	—	13.8

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$729.6	$3,193.7	$3,923.3

	November 30, 2010
	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$35.3	(2)	$35.3	(4)	$1,937.8
Agency mortgage- and asset-backed securitizations(1)	1,840.9	(2)	1,840.9	(4)	7,464.8
Non-agency mortgage- and asset-backed securitizations(1)	852.1	(2)	852.1	(4)	91,285.1
Asset management vehicle	18.1	(3)	18.1	(4)	760.4
Private equity vehicles	49.7	(3)	131.0		63.9

Total	$2,796.1		$2,877.4		$101,512.0

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2010.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests, which are classified within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which represents our purchased or retained interests.

Collateralized Loan Obligations.    We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

and high yield bonds. We consolidated these CLOs upon the adoption of accounting changes to ASC Topic 810, Consolidation, on January 1, 2010. No gain or loss was recognized upon the initial consolidation of these CLOs. Subsequently, we sold and assigned our management agreements for the CLOs to a third party; thus, we no longer have the power to direct the most significant activities of the CLOs. Upon the assignment of the management agreements in the first quarter of 2010, we deconsolidated the CLOs. Our remaining variable interests in the CLOs subsequent to the assignment of our management agreement consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The carrying amount of the debt securities was $14.1 million and $8.8 million at November 30, 2011 and November 30, 2010, respectively. The management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

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

Asset Management Vehicle.    We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2011 and November 30, 2010 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.    On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “USA Fund”). As of November 30, 2011 and November 30, 2010, we funded approximately $17.9 million and $9.3 million, respectively, of our commitment. The USA Fund has assets consisting primarily of private equity and equity related investments. The carrying amount of our equity investment was $17.4 million and $9.1 million at November 30, 2011 and November 30, 2010, respectively. Our exposure to loss is limited to our equity commitment.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”). JEP IV has assets consisting primarily of private equity and equity related investments. Our variable interests in JEP IV consist of an equity investment and a loan commitment. The carrying amount of our equity investment was $2.8 million and $1.8 million at November 30, 2011 and November 30, 2010, respectively. During the fourth quarter of 2010, we repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV in an aggregate principal amount of up to $54.0 million. As of November 30, 2011 and November 30, 2010, we funded approximately $44.3 million and $38.8 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment.

Note 10.	Equity Method Investments

Investments accounted for under the equity method are included in Loans to and investments in related parties in the Consolidated Statements of Financial Condition. Equity method gains and losses are included in

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other income in the Consolidated Statements of Earnings. Our significant investments accounted for under the equity method are Jefferies Finance, LLC and Jefferies LoanCore LLC.

Jefferies Finance, LLC

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

On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million committed by each partner. Including the incremental $250 million from each partner, the total committed equity capital of JFIN is $1.0 billion. As of November 30, 2011, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded.

In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by JFIN. The Secured Revolving Credit Facility bears interest based on the interest rates of the related JFIN underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At November 30, 2011, we have funded $155.0 million of our $500.0 million commitment. During the twelve months ended November 30, 2011, $6.4 million of interest income is included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility.

Prior to the $1.0 billion Secured Revolving Credit Facility, we provided a revolving line of credit to JFIN in the amount of $150.0 million, originally scheduled to mature on September 4, 2011. On March 1, 2011 the $500 million revolving line of credit to JFIN was terminated. As of November 30, 2010, our commitment under this revolving line of credit with was $150.0 million and no amounts were funded. During the twelve months ended November 30, 2011, $0.2 million of interest income is included in the Consolidated Statement of Earnings related to the revolving credit line.

The following is a summary of selected financial information for JFIN as of November 30, 2011, November 30, 2010 and December 31, 2009 (in millions):

	November 30, 2011	November 30, 2010	December 31, 2009
Total assets	$1,457.8	$890.4	$944.1
Total liabilities	1,044.3	566.4	691.2
Total equity	413.5	324.0	252.9
Our total equity balance	206.8	162.0	126.4

JFIN’s net earnings were $88.3 million, $71.7 million and $67.5 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We engage in debt capital markets transactions with JFIN related to the originations of loans by JFIN. In connection with such transactions, we earned fees of $60.8 million and $35.1 million during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively in Investment banking on the Consolidated Statement of Earnings. In addition, in relation to these transactions we paid fees to JFIN of $21.5 million and $10.8 million during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively recognized within Business development expenses on the Consolidated Statement of Earnings.

During the twelve months ended November 30, 2011, we purchased participation certificates in loans originated by JFIN of $477.2 million, which were subsequently redeemed in full during the same period. There were no equivalent transactions during the eleven months ended November 30, 2010.

Under a service agreement, we provide JFIN with certain administrative services for which we were reimbursed costs totaling $20.9 million for the twelve months ended November 30, 2011. Receivables from JFIN, included within Other assets on the Consolidated Statements of Financial Condition were $16.6 million and $4.3 million at November 30, 2011 and 2010, respectively.

Jefferies LoanCore LLC

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore LLC (“LoanCore”), a commercial real estate finance company. LoanCore originates commercial real estate loans with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. LoanCore is currently solely capitalized with equity and has aggregate equity commitments of $600.0 million. As of November 30, 2011, we have funded $168.4 million of our $291.0 million equity commitment and have a 48.5% voting interest in LoanCore.

The following is a summary of selected financial information for LoanCore as of November 30, 2011, (in millions):

November 30, 2011
Total assets	$761.4
Total liabilities	427.4
Total equity	334.0
Our total equity balance	162.0

LoanCore’s net earnings were $2.1 million loss for the period ended November 30, 2011.

Under a service agreement, we provide LoanCore with certain administrative services. We recharged LoanCore $0.3 million for these administrative services during fiscal 2011. At November 30, 2011, $0.3 million was included in Other assets on the Consolidated Statement of Financial Condition relating to receivables from LoanCore.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 11.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the twelve months ended November 30, 2011 and November 30, 2010 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Balance, at beginning of period	$364,964	$364,795
Add: Contingent consideration	825	1,013
Add: Translation adjustments	(215)	(844)

Balance, at end of period	$365,574	$364,964

Contingent consideration recorded during the twelve months ended November 30, 2011 relates to the lapse of certain conditions as specified in the purchase agreements associated with the acquisition of LongAcre Partners in 2007. During the twelve months ended November 30, 2011, a payment of $754,000 for contingent consideration was made to the selling owners of LongAcre Partners, which was previously accrued to goodwill in 2007.

We completed our annual test of goodwill impairment as of June 1, 2011. No goodwill impairment was identified. Due to the volatility in the financial services sector and equity markets in general, the global economic outlook and our common shares trading below book value during the fourth quarter of fiscal 2011, we performed additional testing for goodwill impairment at November 30, 2011, which did not result in any goodwill impairment. The computation of fair value for our Capital Markets reporting unit did not significantly exceed its carrying value. Adverse market or economic events could result in impairment charges in future periods.

All goodwill is assigned to our Capital Markets segment and is deductible for tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Intangible Assets

The following table presents the gross carrying amount, accumulated depreciation and net carrying amount of identifiable intangible assets and weighted average amortization period as of November 30, 2011 and November 30, 2010 (in thousands):

	November 30, 2011
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,776)	7,766	6.9
Trade name	1,300	(361)	939	1.1
Other	100	(8)	92	13.8

	$23,161	$(3,145)	$20,016

	November 30, 2010
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$4,742	$(1,726)	$3,016	4.2
Other	100	(2)	98	14.8

	$4,842	$(1,728)	$3,114

The aggregate amortization expense for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 was $1.4 million and $0.7 million, respectively. Amortization expense is included in Other expenses on the Consolidated Statements of Earnings. The estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2012	$2,203
2013	1,243
2014	853
2015	695
2016	695

Mortgage Servicing Rights

In the normal course of business we originate military housing mortgage loans and sell such loans to investors. In connection with these activities we may retain the mortgage servicing rights that entitle us to a future stream of cash flows based on contractual serving fees. Mortgage servicing rights to military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolio. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $4.1 million and $3.5 million during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively.

The following presents the activity in the balance of these servicing rights for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Balance, beginning of period	$8,263	$8,500
Add: Acquisition	347	87
Less: Amortization	(408)	(324)

Balance, end of period	$8,202	$8,263

We estimate the fair value of these servicing rights was $15.6 million and $16.1 million at November 30, 2011 and November 30, 2010, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.

Note 12.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of November 30, 2011 and 2010. Average daily bank loans for the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010 were $12.0 million and $23.8 million, respectively.

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited entered into a $1.0 billion revolving credit facility with Prudential with an expiry date of September 29, 2011. The borrowings under the facility were used to provide working capital for the Global Commodities Group. The credit facility contained financial covenants that significantly restricted the ability of the borrowers to pay dividends and make other payments or advances to Jefferies Group, Inc. or our other subsidiaries. On September 16, 2011, the credit facility with Prudential was repaid in full and terminated. The average borrowings under this facility during the period from July 1, 2011 to September 16, 2011 were $195.7 million.

At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million was reported as Short-term borrowings on the Consolidated Statement of Financial Condition for debt securities sold as part of our U.S. broker-dealer’s market making in our long-term debt securities. Refer to Note 13, Long-Term Debt, for further details on market making in our long-term debt securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 13.	Long-Term Debt

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at November 30, 2011 and 2010 (in thousands):

	November 30,
	2011	2010
Unsecured Long-Term Debt
7.75% Senior Notes, due 2012 (effective interest rate of 8.08%)(1)	$254,926	$305,969
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	249,298	249,048
3.875% Senior Notes, due 2015 (effective interest rate of 3.92%)	499,187	499,000
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	349,045	348,854
5.125% Senior Notes, due 2018 (effective interest rate of 5.18%)	782,598	—
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	707,787	708,529
6.875% Senior Notes, due 2021 (effective interest rate of 6.99%)	545,816	545,510
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,664	346,544
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	280,832	282,577
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,773	492,650

	$4,508,926	$3,778,681

Secured Long-Term Debt
Credit facility, due 2014	100,000	—

	$4,608,926	$3,778,681

(1)	Our 7.75% Senior Notes, due in 2012, are payable in March 2012.

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

During November 2011, we repurchased $50.0 million principal amount of our 7.75% Senior Notes due 2012, resulting in a gain on debt extinguishment of $0.9 million, which was recognized in Other revenues on the Consolidated Statement of Earnings. Additionally, our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases of our debt have been treated as debt extinguishments and sales have been treated as reissuances of debt. As a result, we recognized a gain of $20.2 million as a gain on debt extinguishment reported in Other revenues for the twelve months ended November 30, 2011. Additionally, the balance of Long-term debt was reduced by $23.8 million as a result of this activity. At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million is outstanding for debt securities sold and accordingly treated as reissuances of debt securities, which are reported as Short-term borrowings on the Consolidated Statement of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture currently convertible into 26.2251 shares of our common stock (equivalent to a conversion price of approximately $38.13 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7.75% Senior Notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007, we terminated these interest rate swaps and received cash consideration of $8.5 million, net of accrued interest, which is being amortized as a reduction in Interest expense of approximately $1.9 million per year over the remaining life of the notes. As of November 30, 2011, approximately $498,000 remained to be amortized.

Secured Long-Term Debt — On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At November 30, 2011, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $100.0 million and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at November 30, 2011. We were in compliance with debt covenants under the Credit Facility at November 30, 2011.

Note 14.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of November 30, 2011, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.

Note 15.	Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at November 30, 2011 and 2010 (in thousands):

	November 30, 2011	November 30, 2010
JSOP	$276,800	$282,469
JESOP	31,979	32,645
Other(1)	3,884	17,862

Noncontrolling interests	$312,663	$332,976

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively, because all other comprehensive income or loss is attributed to us.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $310.5 million and $315.9 million at November 30, 2011 and 2010, respectively.

Note 16.	Benefit Plans

U.S. Pension Plan

We have a defined benefit pension plan, Jefferies Employees’ Pension Plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974 and covers certain of our employees. Under the plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of a net gain or loss included in accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) shall be included as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, Effective December 31, 2005, benefits under the pension plan were frozen. Accordingly, there are no further benefit accruals for future service after December 31, 2005.

Employer Contributions — Our funding policy is to contribute to the plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. For the twelve months ended November 30, 2011, we contributed $2.0 million to the plan which is included in Compensation and Benefits on the Consolidated Statement of Earnings. We expect to contribute $2.0 million to the plan in the year ended November 30, 2012.

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$45,535	$43,750
Service cost	175	183
Interest cost	2,366	2,233
Actuarial losses	4,630	2,222
Administrative expenses paid	(201)	(154)
Benefits paid	(2,018)	(2,699)

Projected benefit obligation, end of period	$50,487	$45,535

Change in plan assets
Fair value of assets, beginning of period	$35,086	$35,892
Employer contributions	2,000	—
Benefit payments made	(2,018)	(2,699)
Administrative expenses paid	(201)	(154)
Actual return on plan assets	1,590	2,047

Fair value of assets, end of period	$36,457	$35,086

Funded (deficit) at end of period	$(14,030)	$(10,449)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2011	2010
Accumulated benefit obligation	$50,487	$45,535
Projected benefit obligation for service rendered to date	50,487	45,535
Plan assets, at fair value	36,457	35,086

Funded deficit	(14,030)	(10,449)
Unrecognized net loss	18,649	13,925

Prepaid benefit cost	4,619	3,476
Accumulated other comprehensive loss, before taxes	(18,649)	(13,925)

Pension liability	$(14,030)	$(10,449)

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Components of Net Periodic Pension Cost
Service cost	$175	$183	$200
Interest cost on projected benefit obligation	2,366	2,233	2,586
Expected return on plan assets	(2,578)	(2,382)	(2,417)
Net amortization	894	635	906
Settlement losses(1)	—	—	835

Net periodic pension cost	$857	$669	$2,110

(1)	Of the $2.1 million in net periodic pension cost for the twelve months ended December 31, 2009, $0.8 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in 2009 for terminated employees exceeded current year interest and service costs.

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Amounts Recognized in Other Comprehensive Income
Net loss (gain) arising during the period	$5,618	$2,556	$(271)
Settlements during the period	—	—	(835)
Amortization of net loss	(894)	(635)	(906)

Total recognized in Other Comprehensive Income	$4,724	$1,921	$(2,012)

Net amount recognized in net periodic benefit cost and Other Comprehensive Income	$5,581	$2,590	$98

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Discount rate	4.75%	5.25%	5.75%
Expected long-term rate of return on plan assets	7.0%	7.5%	7.5%

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $18.6 million and $13.9 million as of November 30, 2011 and 2010, respectively. During 2012, we expect to recognize an amortization of net loss of $1.3 million as a component of net periodic benefit cost.

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2012	$2,534
2013	1,460
2014	1,883
2015	1,777
2016	3,741
2017 through 2021	13,097

Plan Assets — The following table presents the fair value of plan assets as of November 30, 2011 and 2010 by level within the fair value hierarchy (in thousands):

	As of November 30, 2011
	Level 1	Level 2	Total
Plan assets(1):
Cash and cash equivalents	$795	$—	$795
Listed equity securities(2)	17,974	—	17,974
Fixed income securities:
Corporate debt securities	—	5,969	5,969
Foreign corporate debt securities	—	927	927
U.S. government securities	4,325	—	4,325
Agency mortgage-backed securities	—	3,809	3,809
Commercial mortgage-backed securities	—	2,093	2,093
Asset-backed securities	—	547	547
Other	—	18	18

	$23,094	$13,363	$36,457

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Valuation technique and inputs — The following is a description of the valuation techniques and inputs used in measuring plan assets accounted for at fair value on a recurring basis:

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

Investment Policies and Strategies — Assets in the plan are invested under guidelines adopted by the Administrative Committee of the Plan. Because the Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2012 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded, however, the German Pension Plan is reinsured by insurance contracts held in the name of Jefferies Bache Limited with multi-national insurers. The investment in these insurance contracts is not a part of plan assets and is included in Financial instruments owned – Investments at fair value in the Consolidated Statement of Financial Condition and have a fair value of $18.9 million at November 30, 2011. We expect to pay to the pension liability of $19.8 million from cash flows available to us under the reinsurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) must be paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the five months ended November 30, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the five months ended November 30, 2011 (in thousands):

Five Months Ended November 30, 2011
Change in Projected Benefit Obligation
Projected benefit obligation, July 1, 2011	$21,840
Service cost	15
Interest cost	434
Actuarial gain	(414)
Benefits paid	(471)
Currency adjustment	(1,605)

Projected benefit obligation, November 30, 2011	$19,799

Five Months Ended November 30, 2011
Components of Net Periodic Pension Cost
Service cost	$15
Interest cost on projected benefit obligation	434

Net periodic pension cost	$449

The Accumulated Benefit Obligation at November 30, 2011 is $19.8 million. The amount in accumulated other comprehensive income at November 30, 2011 is a credit of $287,000. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the five month period ended November 30, 2011:

	Projected benefit obligation	Net periodic pension benefit cost
Discount rate	5.60%	5.30%
Rate of compensation increase	3.00%	3.00%

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2012	$1,176
2013	1,198
2014	1,271
2015	1,310
2016	1,349
2017 through 2021	6,743

Note 17.	Compensation Plans

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total compensation cost related to share-based compensation plans was $136.0 million, $151.1 million and $126.7 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $32.2 million, $3.0 million and ($14.6) million during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $34.6 million, $2.4 million and $12.4 million related to share-based compensation in cash flows from financing activities for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Effective for the eleven months ended November 30, 2010, we changed our tax year end to coincide with the recent change in our fiscal year end. As a result of this change, the timing of certain deductions related to share-based compensation plans have changed in certain jurisdictions. Consequently, approximately $19.7 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010. Additionally, we expect to recognize a net tax benefit of $21.4 million related to share-based compensation awards that vested during January through November 2011 in additional paid-in capital during the three month period ending February 29, 2012.

As of November 30, 2011, we had $199.3 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.3 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009:

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

We grant restricted stock and restricted stock units as part of year-end compensation. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the twelve months ended November 30, 2011, we recognized compensation expense of $64.0 million related to restricted stock and restricted stock units of approximately 6,339,000 and 16,000, respectively, granted as part of our 2011 year end compensation. For the eleven months ended November 30, 2010, we recognized compensation expense of $114.7 million related to restricted stock and restricted stock units of approximately 5,062,000 and 127,000, respectively, granted as part of our 2010 year end compensation. For the twelve months ended December 31, 2009, we recognized compensation expense of $126.5 million related to restricted stock and restricted stock units of approximately 5,384,000 and 215,000, respectively, granted as part of our 2009 year end compensation.

For 2011, we offered our employees the option to receive the stock portion of their year-end compensation in the form of either shares or cash, with the cash amount being equal to 75% of the grant-date amount of the stock that an employee would otherwise receive. The election resulted in a decrease to share-based compensation expense of approximately $23.3 million, as certain employees elected to receive reduced cash awards lieu of the full grant-date amount of the shares. This offset increased cash compensation expense by approximately $17.5 million. The net effect of this election on total compensation and benefits expense was a reduction of approximately $5.8 million. While these cash awards were fully expensed in 2011, they will legally vest in future periods.

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

The total compensation cost associated with restricted stock and restricted stock units amounted to $134.1 million, $149.8 million and $125.1 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table details the activity of restricted stock (amounts in thousands, except per share data):

	Twelve Months Ended November 30, 2011	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	4,918	$22.82
Grants(1)	12,222	$13.75
Forfeited	(92)	$23.30
Fulfillment of service requirement(1)	(8,016)	$13.23

Balance, end of period(2)	9,032	$19.05

(1)	Includes approximately 6.8 million shares of restricted stock granted with no future service requirements during the twelve months ended November 30, 2011. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $11.60.

(2)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units (amounts in thousands, except per share data):

	Twelve Months Ended November 30, 2011		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	3,998	24,730	$24.04	$14.74
Grants	1,377	480 (1)	$20.97	$18.40
Distribution of underlying shares	—	(6,315)	$—	$17.00
Forfeited	(15)	(293)	$16.54	$19.07
Fulfillment of service requirement	(392)	392	$20.04	$20.04

Balance, end of period	4,968	18,994	$23.53	$14.12

(1)	Includes approximately 441,000 dividend equivalents declared on restricted stock units during the twelve months ended November 30, 2011. The weighted average grant date fair value of these dividend equivalents was approximately $18.42.

The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 was $32.7 million and $11.4 million, respectively. There were no restricted stock and restricted stock units granted with a service requirement that vested during 2009. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $79.7 million, $120.2 million and $137.0 million during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Options

The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option grants subsequent to 2004. A summary of our stock option activity for the twelve months ended November 30, 2011 is presented below (amounts in thousands, except per share data):

	Twelve Months Ended November 30, 2011
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	26	$9.89
Exercised	(12)	$8.03

Outstanding at end of period	14	$11.44

Options exercisable at end of period	14	$11.44

The total intrinsic value of stock options exercised during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 was $161,000, $449,000 and $94,000, respectively. Cash received from the exercise of stock options during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 totaled $95,000, $108,000 and $69,000, respectively. We did not realize a tax benefit related to stock options exercised during the twelve months ended November 30, 2011, and expect to realize a tax benefit of $61,000 related to these exercises during the first quarter 2012. During the twelve months ended November 30, 2011, we realized a tax benefit of $169,000 related to stock option exercises that occurred during the eleven months ended November 30, 2010 (see above for discussion on the timing of certain deductions as a result of our change in year-end). There was no tax benefit related to stock option exercises realized during the eleven months ended November 30, 2010. The tax benefit realized during the twelve months ended December 31, 2009 related stock options exercised was $38,000.

The table below provides additional information related to stock options outstanding at November 30, 2011:

November 30, 2011	Outstanding, Net of Expected Forfeitures	Options Exercisable
	Dollars and shares in thousands, except per share data
Number of options	14	14
Weighted-average exercise price	11.44	11.44
Aggregate intrinsic value	0	0
Weighted-average remaining contractual term, in years	0.86	0.86

At November 30, 2011, we do not expect to recognize a tax benefits in equity upon exercise of vested options.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statement of Earnings, was $1.6 million, $1.2 million and $1.0 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

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

Deferred Compensation Plan.    We also have a Deferred Compensation Plan, which was established in 2001. In 2011, 2010 and 2009, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”) and/or stock options (prior to 2004) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $0.3 million, $0.1 million and $0.6 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. As of November 30, 2011, there were approximately 2,417,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.    We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009.

Profit Sharing Plan.    We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $6.0 million, $5.0 million and $4.5 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively.

Deferred Cash Awards.    We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years. We amortize these awards to compensation expense over the relevant service period. At November 30, 2011 and November 30, 2010, the remaining unamortized amount of these awards was $211.4 million and $104.1 million, respectively. In addition, as part of 2011 year end compensation, deferred cash awards were granted that will be disbursed and amortized subsequent to November 30, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 18.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands, except per share amounts):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Earnings for basic earnings per common share:
Net earnings	$286,368	$240,267	$311,819
Net earnings to noncontrolling interests	1,750	16,601	36,537

Net earnings to common shareholders	284,618	223,666	275,282
Less: Allocation of earnings to participating securities(1)	13,822	8,069	2,272

Net earnings available to common shareholders	$270,796	$215,597	$273,010

Earnings for diluted earnings per common share:
Net earnings	$286,368	$240,267	$311,819
Net earnings to noncontrolling interests	1,750	16,601	36,537

Net earnings to common shareholders	284,618	223,666	275,282
Add: Convertible preferred stock dividends	4,063	3,724	4,063
Less: Allocation of earnings to participating securities(1)	13,823	8,084	2,260

Net earnings available to common shareholders	$274,858	$219,306	$277,085

Shares:
Average common shares used in basic computation	211,056	196,393	200,446
Stock options	7	13	21
Mandatorily redeemable convertible preferred stock	4,108	4,105	4,105
Convertible debt	—	—	—

Average common shares used in diluted computation	215,171	200,511	204,572

Earnings per common share:
Basic	$1.28	$1.10	$1.36
Diluted	$1.28	$1.09	$1.35

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 10,667,000, 7,285,000 and 1,668,000 for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Dividends declared on participating securities during the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 amounted to approximately $3.4 million and $2.3 million, respectively. No dividends were declared during 2009. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 13, Long-Term Debt, and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	$0.075	$0.075	$0.075	$0.075
2010	$0.075	$0.075	$0.075	$0.075

On December 19, 2011, a quarterly dividend was declared of $0.075 per share of common stock payable on February 15, 2012 to stockholders of record as of January 17, 2012.

Note 19.	Income Taxes

Total income taxes for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 were allocated as follows (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Income tax expense	$132,966	$156,404	$195,928
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/ less than amounts recognized for financial reporting purposes	(32,200)	(2,965)	14,606

	$100,766	$153,439	$210,534

Income tax expense (benefit) for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 consists of the following (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Current:
Federal	$65,702	$123,352	$128,506
State and local	28,644	36,379	34,191
Foreign	8,443	(7,716)	23,084

	102,789	152,015	185,781

Deferred:
Federal	7,637	(15,275)	17,032
State and local	(694)	388	8,018
Foreign	23,234	19,276	(14,903)

	30,177	4,389	10,147

	$132,966	$156,404	$195,928

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Income taxes differed from the amounts computed by applying the Federal statutory income tax rate of 35% for 2011, 2010 and 2009 as a result of the following (in thousands):

	Twelve Months Ended November 30, 2011		Eleven Months Ended November 30, 2010		Twelve Months Ended December 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$146,767	35.0%	$138,835	35.0%	$177,711	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	18,168	4.3	23,899	6.0	27,436	5.4
Bargain purchase gain on the acquisition of the Global Commodities Group	(18,363)	(4.4)	—	—	—	—
Noncontrolling interest, not subject to tax	(613)	(0.1)	(5,810)	(1.5)	(12,788)	(2.5)
Foreign income	(11,736)	(2.8)	525	0.1	388	0.1
Other, net	(1,257)	(0.3)	(1,045)	(0.2)	3,181	0.6

Total income taxes	$132,966	31.7%	$156,404	39.4%	$195,928	38.6%

The following table presents a reconciliation of gross unrecognized tax benefits for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Balance at beginning of period	$52,852	$24,153	$13,485
Increases based on tax positions related to the current period	14,159	22,198	10,769
Increases based on tax positions related to prior periods	14,696	6,753	1,136
Decreases based on tax positions related to prior periods	(1,808)	(252)	—
Decreases related to settlements with taxing authorities	(120)	—	(969)
Decreases related to a lapse of applicable statute of limitations	—	—	(268)

Balance at end of period	$79,779	$52,852	$24,153

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $52.3 million, $34.3 million and $15.7 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. Interest related to income tax liabilities is recognized in Interest expense. Penalties, if any, are recognized in Other expenses. Net, interest expense related to income tax liabilities was $4.4 million, $2.0 million, and $0.7 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively. In addition to the liability for unrecognized tax benefits, we had interest accrued of approximately $10.8 million, $6.4 million and $4.4 million for the twelve months ended November 30, 2011,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

eleven months ended November 30, 2010 and twelve months ended December 31, 2009, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, various tax examinations will be concluded and statutes of limitation will expire. These events could have the combined effect of reducing the November 30, 2011 balance of unrecognized tax benefits by $22.5 million, whether resolution results in payment or recognition. It is also reasonably possible that the balance of unrecognized tax benefits could increase significantly during the next twelve months for tax positions related to that period.

We are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2008
California	2004
Connecticut	2000
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2011 and 2010 are presented below (in thousands):

	November 30,
	2011	2010
Deferred tax assets:
Compensation	$390,831	$386,702
Net operating loss	12,384	19,074
Other	31,732	34,707

Sub-total	434,947	440,483
Valuation allowance	(11,950)	(8,326)

Total deferred tax assets	422,997	432,157

Deferred tax liabilities:
Long-term debt	31,727	30,889
Amortization of intangibles	52,623	45,663
Other	27,575	16,759

Total deferred tax liabilities	111,925	93,311

Net deferred tax asset, included in other assets	$311,072	$338,846

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A valuation allowance of $12.0 million and $8.3 million was recorded at November 30, 2011 and 2010, respectively, and represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowances increased by approximately $3.7 million for the twelve months ended November 30, 2011. We believe that the realization of the net deferred tax asset of $311.0 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2011, we had loss carryforwards in Japan and the United Kingdom of approximately $23.1 million. The Japanese losses begin to expire in the year 2013 while the United Kingdom losses have an unlimited carryforward period. The deferred tax assets related to these losses have been fully offset by a valuation allowance.

There is a current tax receivable (net) of $68.9 million and a current tax payable of $25.5 million at November 30, 2011 and 2010, respectively.

At November 30, 2011, we had approximately $85.3 million of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded because these earnings are permanently invested abroad. It is not practicable to determine the amount of U.S. income tax that would be due if all foreign earnings were repatriated.

Note 20.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2011 (in millions):

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Maximum Payout
Equity commitments	$0.7	$1.3	$8.4	$—	$585.1	$595.5
Loan commitments	44.7	76.7	418.3	19.9	42.8	602.4
Mortgage-related commitments	437.6	—	990.2	—	—	1,427.8
Forward starting repos	424.3	—	—	—	—	424.3

	$907.3	$78.0	$1,416.9	$19.9	$627.9	$3,050.0

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below presents our credit exposure from our lending commitments, including funded amounts, summarized by period of expiration as of November 30, 2011. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure(1)	Corporate Lending Exposure at Fair Value(2)	Corporate Lending Commitments (3)
A	$10.0	$—	$20.0	$30.0	$0.5	$29.5
BBB	15.0	42.2	—	57.2	3.8	53.4
Non-investment grade	32.6	69.6	40.0	142.2	27.4	114.8
Unrated	—	638.6	—	638.6	233.9	404.7

Total	$57.6	$750.4	$60.0	$868.0	$265.6	$602.4

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $265.6 million of funded loans included in Financial instruments owned — Loans and a $4.8 million credit related to lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2011.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.    On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form JFIN. At November 30, 2010, the total committed equity capital of JFIN was $500.0 million, to be funded equally by each partner. On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250.0 million to be committed by each partner. As of November 30, 2011, we have funded $107.5 million of our aggregate $500.0 million commitment leaving $392.5 million unfunded.

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation to form LoanCore, a commercial real estate finance company with $600.0 million in initial equity commitments. As of November 30, 2011, we have funded $168.4 million of our $291.0 million equity commitment in LoanCore.

At November 30, 2011, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners V L.P., Jefferies Capital Partners IV L.P. and the USA Fund. As of November 30, 2011, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC.

We have committed to invest in aggregate up to $85.0 million in Jefferies Capital Partners V L.P. and its related parallel funds (collectively, “Fund V”). Fund V is a private equity fund managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010, we entered into a Subscription Agreement and agreed to commit up to $75.0 million in the USA Fund, a parallel fund within Fund V. As of November 30, 2011, we have funded approximately $17.9 million of our commitment to the USA Fund.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On August 12, 2010, we entered into a Subscription Agreement and agreed to commit up to $10.0 million in Fund V. As of November 30, 2011, we have funded $2.4 million of this commitment.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P.. As of November 30, 2011, we have funded approximately $41.4 million of this commitment. We have also committed to invest up to $3.1 million in JCP IV LLC, the General Partner, of Jefferies Capital Partners IV L.P. As of November 30, 2011, we have funded approximately $2.1 million of this commitment.

As of November 30, 2011, we had other equity commitments to invest up to $5.0 million in various other investments.

Loan Commitments.     From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of November 30, 2011, we had $247.8 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives in the Consolidated Statement of Financial Condition was a liability of $4.8 million at November 30, 2011.

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with JFIN, to be funded equally, to support loan underwritings by JFIN. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2011, we have funded $155.0 million of the aggregate principal balance and $345.0 million of our commitment remained unfunded.

We entered into a credit agreement with Jefferies Employee Partners IV, LLC, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $54.0 million. As of November 30, 2011, we funded approximately $44.3 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $9.7 million of our commitment remained unfunded.

The unfunded loan commitments to JFIN and Jefferies Employee Partners IV, LLC of $354.7 million are unrated and are included in the total unrated lending commitments of $404.7 million presented in the table above.

Mortgage-Related Commitments.     We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $77.1 million at November 30, 2011.

Forward Starting Repos.     We enter into commitments to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government, agency and municipal securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Leases.     As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2022 which are operating leases. At November 30, 2011, future minimum aggregate lease payments for all noncancelable operating leases for fiscal years ended November 30, 2012 through 2016 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Gross	Sub-Leases	Net
2012	$60,330	$6,118	$54,212
2013	57,009	5,437	51,572
2014	48,849	4,988	43,861
2015	27,887	2,372	25,515
2016	24,413	2,221	22,192
Thereafter	94,459	300	94,159

Total	$312,947	$21,436	$291,511

Rental expense, net of subleases, amounted to $44.3 million, $36.2 million and $44.6 million for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and the twelve months ended December 31, 2009, respectively.

Guarantees

Derivative Contracts.     Our dealer activities cause us to make markets and trade in a variety of derivative instruments. Certain derivative contracts that we have entered into meet the accounting definition of a guarantee under U.S. GAAP, including credit default swaps and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of our maximum potential payout under these contracts.

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2011 (in millions).

	Expected Maturity Date
Guarantee Type	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Notional/ Maximum Payout
Derivative contracts — non-credit related	$32,826.7	$1,154.7	$47,140.2	$—	$—	$81,121.6
Derivative contracts — credit related	—	—	5.0	270.3	40.0	315.3

Total derivative contracts	$32,826.7	$1,154.7	$47,145.2	$270.3	$40.0	$81,436.9

At November 30, 2011 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$20.0	$10.0	$235.0	$10.0	$40.3	$315.3

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2011, the fair value of derivative contracts meeting the definition of a guarantee is approximately $128.2 million.

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

Note 21.	Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to use the alternative method permitted by Rule 15c3-1. Jefferies Bache Securities, LLC (formerly Prudential Bache Securities LLC) merged with Jefferies and withdrew its registration with the SEC during the twelve months ended November 30, 2011. Jefferies and Jefferies Bache, LLC are also registered as Futures Commission Merchants and subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of November 30, 2011, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$931,336	$883,528
Jefferies Execution	$16,226	$15,976
Jefferies High Yield Trading	$519,967	$519,717

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$264,392	$112,350

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Bache Limited (formerly Bache Commodities Limited) which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom.

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 22.	Segment Reporting

We operate in two principal segments — Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment and reporting unit that provides the sales, trading and origination support for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

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

Our net revenues and expenses by segment are summarized below for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in millions):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Capital Markets:
Net revenues	$2,502.6	$2,175.5	$2,127.4
Expenses	$2,095.0	$1,751.4	$1,587.5
Asset Management:
Net revenues	$46.2	$16.8	$35.9
Expenses	$30.9	$29.3	$30.8
Total:
Net revenues	$2,548.8	$2,192.3	$2,163.3
Expenses	$2,125.9	$1,780.7	$1,618.3

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Our total assets by segment are summarized below as of November 30, 2011 and 2010 and December 31, 2009 (in millions):

	November 30, 2011	November 30, 2010	December 31, 2009
Segment Assets:
Capital Markets	$34,946.1	$36,510.5	$27,947.3
Asset Management	25.4	216.0	173.7

Total assets	$34,971.4	$36,726.5	$28,121.0

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. The following table presents Net revenues by geographic region for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	Twelve Months Ended November 30, 2011	Eleven Months Ended November 30, 2010	Twelve Months Ended December 31, 2009
Americas(1)	$2,027,887	$1,882,764	$1,895,479
Europe(2)	494,917	300,405	266,440
Asia (including Middle East)	26,009	9,081	1,342

Net revenues	$2,548,813	$2,192,250	$2,163,261

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 23.	Related Party Transactions

Jefferies Capital Partners Related Funds.    We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“JCP Related Funds”). At November 30, 2011 and 2010, loans to and/ or equity investments in JCP Related Funds were $128.1 million and $104.2 million, respectively. Interest income earned on loans to JCP related funds was $3.1 million and $4.8 million for the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010, respectively. Other income and investment income related to net gains and losses on our investment in JCP Related Funds was $9.2 million gain and $0.3 million loss for the twelve months ended November 30, 2011 and eleven months ended November 30, 2011, respectively. For further information regarding our commitments and funded amounts to JCP Related Funds see Note 20, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC.    At November 30, 2011, we have commitments to purchase $272.7 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Officers, Directors and Employees.    At November 30, 2011 and November 30, 2010, we had $59.2 million and $76.5 million, respectively, of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition. At November 30, 2011 and 2010, receivables from officers and directors included within Customer receivables was $0.0 and $9.1 million, respectively, which represents standard margin loan balances arising from individual security transactions. Historically, employees, officers and directors could maintain brokerage accounts with us and such accounts were subject to the same terms and conditions as customer transactions. During 2011, these accounts were transferred to a third-party broker and we no longer maintain brokerage accounts for our employees, officers or directors.

During the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $7,198,000 and $17,000, respectively. These revenues are recorded in Commission income on the Consolidated statements of earnings. During the twelve months ended November 30, 2011, we distributed to Leucadia approximately $9.0 million related to earnings associated with their investment in our high yield joint venture.

For information on transactions with our equity method investees, see Note 10, Equity Method Investments.

Note 24.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010 (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011
Total revenues	$966,676	$970,117	$794,104	$798,740
Net revenues	758,382	727,165	509,282	533,983
Earnings before income taxes	162,931	130,484	55,238	70,680
Earnings to common shareholders	87,341	80,616	68,275	48,386
Earnings per common share:
Basic	$0.42	$0.36	$0.30	$0.21

Diluted	$0.42	$0.36	$0.30	$0.21

	Three Months Ended
	March 31, 2010(1)(2)	May 31, 2010(1)(2)	August 31, 2010(2)	November 30, 2010
Total revenues	$725,368	$832,040	$693,030	$851,913
Net revenues	580,055	667,536	517,269	679,812
Earnings before income taxes	122,456	143,680	76,498	123,578
Earnings to common shareholders	72,144	83,826	44,754	62,717
Earnings per common share:
Basic	$0.35	$0.41	$0.22	$0.31

Diluted	$0.35	$0.41	$0.22	$0.31

(1)	The three months ended March 31, 2010 and May 31, 2010 both include the Total revenues and earnings for the month ended March 31, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(2)	As reported in Transition Report on Form 10-K for the eleven months ended November 30, 2010, adjustments were made to amounts presented for the quarters of 2010 and 2009 relating to differences between our records and the final statement of our clearing bank involving a portion of our fixed income business that we are now self-clearing. The fourth quarter of 2010 includes $13.8 million relating to a difference between our records and the final statement of our clearing bank the cause and period of origin remained unidentified; the amount was written off as a reduction in Principal revenue in the fourth quarter of 2010. The adjustments to Net earnings, on an after tax basis, to that previously reported for the quarters in 2010 are set forth below:

	Three Months Ended
Increase (decrease) in Net earnings to common shareholders	March 31, 2010	May 31, 2010	August 31, 2010
	(in thousands)
Previously reported Net earnings to common shareholders	$74,066	$84,832	$46,256
Differences with clearing bank	(1,288)	(766)	(1,738)
Other items(1)	(634)	(240)	236

Total adjustments	(1,922)	(1,006)	(1,502)

Adjusted Net earnings to common shareholders	$72,144	$83,826	$44,754

(1)	Other items — Includes the effect of certain other immaterial adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the fourth quarter on our fiscal year ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.

Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the year ended November 30, 2010 and are filing as exhibits to this Form 10-K, the certifications required by Rules 13a-14(a)/15d-14(a) and 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)3. Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Jefferies Group, Inc. 2003 Incentive Compensation Plan, as Amended and Restated as of May 19, 2008 is incorporated herein by reference to Appendix 1 of Registrant’s proxy statement filed on April 16, 2008.

10.2	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on February 27, 2009.

10.3	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on February 27, 2009.

10.4	Summary of the 2011 and 2012 Executive Compensation Program for Messrs. Handler and Friedman is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 20, 2010.

10.5	Summary of the 2011 Executive Compensation Program for Messrs. Broadbent and Hendrickson is incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on April 6, 2011.

10.6	Agreement between Jefferies Group, Inc. and Michael J. Sharp dated July 12, 2010 is incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on February 2, 2011.

10.7

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

10.8	Underwriting Agreement dated April 8, 2011 among Jefferies Group, Inc., Jefferies & Company, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Natixis Securities North America Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC and Rabo Securities USA, Inc. is incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 13, 2011.

10.9	Stock and Asset Purchase Agreement dated as of April 6, 2011 between Jefferies Group, Inc. and Prudential Financial, Inc. is incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on April 7, 2011.

21*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of November 30, 2011 and November 30, 2010; (ii) the Consolidated Statements of Earnings for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and for the twelve months ended December 31, 2009; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and for the twelve months ended December 31, 2009; (iv) the Consolidated Statements of Comprehensive Income for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and for the twelve months ended December 31, 2009; (v) the Consolidated Statements of Cash Flows for the twelve months ended November 30, 2011, eleven months ended November 30, 2010 and for the twelve months ended December 31, 2009; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

Exhibits 10.1 through 10.6 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP, INC.

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer

Dated: January 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 27, 2012
Richard B. Handler

/S/ PEREGRINE C. BROADBENT Peregrine C. Broadbent	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 27, 2012

/s/ BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 27, 2012
Brian P. Friedman

/s/ W. PATRICK CAMPBELL	Director	January 26, 2012
W. Patrick Campbell

/s/ IAN M. CUMMING	Director	January 27, 2012
Ian M. Cumming

/s/ RICHARD G. DOOLEY	Director	January 26, 2012
Richard G. Dooley

/s/ ROBERT E. JOYAL	Director	January 26, 2012
Robert E. Joyal

/s/ MICHAEL T. O’KANE	Director	January 26, 2012
Michael T. O’Kane

/s/ JOSEPH S. STEINBERG	Director	January 27, 2012
Joseph S. Steinberg