Form 10-Q
period 2012-02-29
JEFFERIES GROUP INC /DE/
filed 2012-04-05
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 205,917,515 shares as of the close of business on March 21, 2012.

JEFFERIES GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

February 29, 2012

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Statements of Financial Condition (Unaudited) - February 29, 2012 and November 30, 2011	2
	Consolidated Statements of Earnings (Unaudited) - Three Months Ended February 29, 2012 and February 28, 2011	5
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Three Months Ended February 29, 2012 and Twelve Months Ended November 30, 2011	6
	Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended February 29, 2012 and February 28, 2011	7
	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended February 29, 2012 and February 28, 2011	8
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	104
Item 4.	Controls and Procedures	104

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	104
Item 1A.	Risk Factors	104
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 6.	Exhibits	105

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	February 29, 2012	November 30, 2011
ASSETS
Cash and cash equivalents	$2,589,193	$2,393,797
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,636,531	3,344,960
Financial instruments owned, at fair value, including securities pledged of $11,614,619 and $12,452,970 at February 29, 2012 and November 30, 2011, respectively:
Corporate equity securities	1,486,405	1,235,079
Corporate debt securities	3,087,846	2,868,304
Government, federal agency and other sovereign obligations	5,052,529	7,471,563
Mortgage- and asset-backed securities	3,423,647	3,923,303
Loans and other receivables	427,134	376,146
Derivatives	312,156	525,893
Investments, at fair value	105,719	105,585
Physical commodities	205,112	172,668

Total financial instruments owned, at fair value	14,100,548	16,678,541
Investments in managed funds	73,015	70,740
Loans to and investments in related parties	547,893	594,538
Securities borrowed	5,036,447	5,169,689
Securities purchased under agreements to resell	4,434,611	2,893,043
Securities received as collateral	984	21,862
Receivables:
Brokers, dealers and clearing organizations	1,720,976	1,235,393
Customers	857,654	1,116,982
Fees, interest and other	206,864	163,092
Premises and equipment	173,446	175,139
Goodwill	365,508	365,574
Other assets	820,070	748,072

Total assets	$34,563,740	$34,971,422

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — CONTINUED (UNAUDITED)

(In thousands)

	February 29, 2012	November 30, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$100,000	$52,721
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,517,197	1,330,096
Corporate debt securities	1,893,280	1,614,493
Government, federal agency and other sovereign obligations	4,279,673	3,209,713
Mortgage- and asset-backed securities	16,712	50,517
Loans	93,606	151,117
Derivatives	201,245	249,037

Total financial instruments sold, not yet purchased, at fair value	8,001,713	6,604,973
Securities loaned	1,829,111	1,706,308
Securities sold under agreements to repurchase	8,576,917	9,620,663
Obligation to return securities received as collateral	984	21,862
Payables:
Brokers, dealers and clearing organizations	1,316,673	2,816,877
Customers	5,305,110	4,763,364
Accrued expenses and other liabilities	609,856	803,219
Long-term debt	4,746,077	4,608,926
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	332,378	310,534

Total liabilities	30,943,819	31,434,447

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 209,061,653 shares at February 29, 2012 and 197,197,848 shares at November 30, 2011	21	20
Additional paid-in capital	2,253,641	2,207,410
Retained earnings	1,128,120	1,067,858
Less:
Treasury stock, at cost, 3,242,869 shares at February 29, 2012 and 37,842 shares at November 30, 2011	(49,106)	(486)
Accumulated other comprehensive loss:
Currency translation adjustments	(34,029)	(39,520)
Additional minimum pension liability	(10,970)	(10,970)

Total accumulated other comprehensive loss	(44,999)	(50,490)

Total common stockholders’ equity	3,287,677	3,224,312
Noncontrolling interests	332,244	312,663

Total stockholders’ equity	3,619,921	3,536,975

Total liabilities and stockholders’ equity	$34,563,740	$34,971,422

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — CONTINUED (UNAUDITED)

(In thousands)

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

	February 29, 2012	November 30, 2011
Assets
Cash and cash equivalents	$455,673	$345,959
Financial instruments owned, at fair value
Corporate equity securities	83,009	61,670
Corporate debt securities	255,110	326,549
Mortgage- and asset-backed securities	39,457	41,004
Loans and other receivables	274,679	281,416
Derivatives	191	569
Investments, at fair value	1,570	1,570

Total financial instruments owned, at fair value	654,016	712,778
Receivables:
Brokers, dealers and clearing organizations	82,452	150,592
Fees, interest and other	5,849	7,396
Other assets	304	385

Total assets	1,198,294	1,217,110

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	7,648	7,122
Corporate debt securities	268,184	200,223
Loans	76,365	117,958
Derivatives	665	935

Total financial instruments sold, not yet purchased, at fair value	352,862	326,238
Payables:
Brokers, dealers and clearing organizations	79,587	105,165
Accrued expenses and other liabilities	11,376	9,740
Mandatorily redeemable preferred interest of consolidated subsidiaries	332,378	310,534

Total liabilities	$776,203	$751,677

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues:
Commissions	$117,499	$119,921
Principal transactions	280,835	290,151
Investment banking	285,795	239,059
Asset management fees and investment income from managed funds	5,634	23,868
Interest	274,708	273,216
Other	42,340	20,461

Total revenues	1,006,811	966,676
Interest expense	226,845	208,294

Net revenues	779,966	758,382
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	21,844	16,438

Net revenues, less mandatorily redeemable preferred interest	758,122	741,944

Non-interest expenses:
Compensation and benefits	446,462	442,892
Floor brokerage and clearing fees	27,838	28,132
Technology and communications	61,450	43,675
Occupancy and equipment rental	22,565	17,979
Business development	22,247	19,938
Professional services	13,693	13,276
Other	14,998	13,121

Total non-interest expenses	609,253	579,013

Earnings before income taxes	148,869	162,931
Income tax expense	52,152	60,886

Net earnings	96,717	102,045
Net earnings to noncontrolling interests	19,581	14,704

Net earnings to common shareholders	$77,136	$87,341

Earnings per common share:
Basic	$0.33	$0.42
Diluted	$0.33	$0.42
Weighted average common shares:
Basic	218,049	199,141
Diluted	222,162	203,257

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended February 29, 2012	Twelve Months Ended November 30, 2011
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$20
Issued	1	2
Retired	—	(2)

Balance, end of period	21	20

Additional paid-in capital
Balance, beginning of period	2,207,410	2,218,123
Benefit plan share activity(1)	1,791	31,176
Share-based expense, net of forfeitures and claw backs	23,885	134,076
Proceeds from exercise of stock options	—	95
Acquisitions and contingent consideration	—	419
Tax benefit for issuance of share-based awards	19,713	32,200
Equity component of convertible debt, net of tax	(427)	(217)
Dividend equivalents on share-based plans	1,269	8,883
Issuance of treasury stock	—	97,770
Retirement of treasury stock	—	(315,115)

Balance, end of period	2,253,641	2,207,410

Retained earnings
Balance, beginning of period	1,067,858	850,654
Net earnings to common shareholders	77,136	284,618
Dividends	(16,874)	(67,414)

Balance, end of period	1,128,120	1,067,858

Treasury stock, at cost
Balance, beginning of period	(486)	(539,530)
Purchases	(47,930)	(152,827)
Returns / forfeitures	(690)	(20,368)
Issued	—	397,122
Retirement of treasury stock	—	315,117

Balance, end of period	(49,106)	(486)

Accumulated other comprehensive loss
Balance, beginning of period	(50,490)	(51,278)
Currency adjustment	5,491	3,339
Pension adjustment, net of tax	—	(2,551)

Balance, end of period	(44,999)	(50,490)

Total common stockholders’ equity	3,287,677	3,224,312

Noncontrolling interests
Balance, beginning of period	312,663	332,976
Net earnings to noncontrolling interests	19,581	1,750
Contributions	—	1,713
Distributions	—	(22,056)
Deconsolidation of asset management entity	—	(1,720)

Balance, end of period	332,244	312,663

Total stockholders’ equity	$3,619,921	$3,536,975

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	February 29, 2012	February 28, 2011
Net earnings to common shareholders	$77,136	$87,341

Other comprehensive income:
Currency translation adjustments	5,491	14,512

Total other comprehensive income(1)	5,491	14,512

Comprehensive income	$82,627	$101,853

(1)	Total other comprehensive income, net of tax, is attributable to common shareholders. No other comprehensive income is attributable to noncontrolling interests.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net earnings	$96,717	$102,045

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	17,693	12,841
Bargain purchase gain	(3,368)	—
Gain on repurchase of long-term debt	(9,898)	—
Fees related to assigned management agreements	(739)	(740)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	21,844	16,438
Accruals related to various benefit plans and stock issuances, net of forfeitures	24,987	16,230
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(290,223)	(157,690)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(482,230)	(1,110,309)
Customers	260,225	(537,179)
Fees, interest and other	(43,498)	(73,977)
Decrease in securities borrowed	135,129	43,413
Decrease (increase) in financial instruments owned	2,591,767	(2,198,779)
Decrease (increase) in loans to and investments in related parties	46,441	(167,169)
Increase in investments in managed funds	(2,275)	(5,142)
Increase in securities purchased under agreements to resell	(1,537,111)	(130,021)
Increase in other assets	(76,800)	(195,096)
(Decrease) increase in payables:
Brokers, dealers and clearing organizations	(1,501,144)	1,179,043
Customers	538,234	546,704
Increase (decrease) in securities loaned	120,968	(101,186)
Increase in financial instruments sold, not yet purchased	1,387,536	834,651
(Decrease) increase in securities sold under agreements to repurchase	(1,047,485)	1,232,264
Decrease in accrued expenses and other liabilities	(199,438)	(306,560)

Net cash provided by (used in) operating activities	47,332	(1,000,219)

Cash flows from investing activities:
Net payments on premises and equipment	(11,642)	(14,104)
Cash received from contingent consideration	741	748

Net cash used in investing activities	(10,901)	(13,356)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (UNAUDITED)

(In thousands)

	Three Months Ended
	February 29, 2012	February 28, 2011
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$29,316	$33,763
Proceeds from short-term borrowings	109,513	907,000
Payments on short-term borrowings	(67,007)	(907,000)
Proceeds from secured credit facility	160,000	—
Payments on secured credit facility	(10,000)	—
Payments on repurchase of long-term debt	(1,435)	—
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	(65)
Payments on repurchase of common stock	(47,930)	(37,761)
Payments on dividends	(15,605)	(13,395)
Net proceeds from noncontrolling interest	—	928

Net cash provided by (used in) financing activities	156,852	(16,530)

Effect of foreign currency translation on cash and cash equivalents	2,113	5,440

Net increase (decrease) in cash and cash equivalents	195,396	(1,024,665)
Cash and cash equivalents at beginning of period	2,393,797	2,188,998

Cash and cash equivalents at end of period	$2,589,193	$1,164,333

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$214,800	$195,739
Income taxes, net of refunds	(1,785)	55,263

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

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). Total cash consideration paid by us to RBS for the acquisition was £1. In addition, RBS agreed to pay us under the terms of the purchase agreement a portion of any retention payments made to certain employees, up to a maximum amount of approximately £1.9 million, which constitutes a reduction of the final purchase price. The business acquired represents the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprises corporate broking advice and services. On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). The Global Commodities Group provides execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. See Note 3, Acquisitions for further details.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2011.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill and the realizability of deferred tax assets. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Consolidation

Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. In situations where we have significant influence but not control of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting. We also have formed

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

Intercompany accounts and transactions are eliminated in consolidation.

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions.    All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $8.2 million and $10.5 million for the three months ended February 29, 2012 and February 28, 2011, respectively. We account for the cost of these arrangements on an accrual basis. As we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

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

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies Bache, LLC, as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument and market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Loans to and Investments in Related Parties

Loans to and investments in related parties includes investments entered into where we exercise significant influence over operating and capital decisions in private equity and other operating entities in connection with our capital market activities and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other income in the Consolidated Statements of Earnings. See Note 10, Equity Method Investments, for additional information regarding certain of these investments.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, share-based compensation, deferred compensation, unrealized gains and losses on investments and tax amortization of intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

The tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options is recognized as an increase to Additional paid in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Stockholders’ Equity.

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

Securitization Activities

We engage in securitization activities related to commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statements of Earnings.

When a transfer of assets does not meet the criteria of a sale, that transfer is treated as a secured borrowing. We continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other liabilities in the Consolidated Statements of Financial Condition.

Accounting Developments

Balance Sheet Offsetting Disclosures.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

to Topic 210, Balance Sheet. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operation or cash flows.

Goodwill Testing.    In September 2011, the FASB issued ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Note 3.	Acquisitions

Global Commodities Group

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million. The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a US-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker dealer, which has since merged with Jefferies; Bache Commodities Limited, a UK-based global commodities and financial derivatives broker; Prudential Bache Asset Management, Inc., a US-based registered investment advisor and commodity trading advisor, Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and contracts used by the Global Commodities Group.

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The fair values of the net assets acquired, including identifiable intangible assets, was approximately $474.5 million, which exceeded the purchase price of $422.0 million, resulting in a bargain purchase gain of approximately $52.5 million recognized in July 2011. The business of the Global Commodities Group is included within the Capital Markets business segment.

For further information on the acquisition of the Global Commodities Group see Note 3, Acquisition of the Global Commodities Group to the consolidated financial statements for the year ended November 30, 2011 included in our Annual Report on Form 10-K.

Hoare Govett

On February 1, 2012, we acquired the corporate broking business carried under the name of Hoare Govett from RBS. Total cash consideration paid by us to RBS for the acquisition was £1. In addition, RBS agreed to pay us under the terms of the purchase agreement a portion of any retention payments made to certain employees, up to a maximum amount of approximately £1.9 million, which constitutes a reduction of the final purchase price. The business acquired represents the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprises corporate broking advice and services. The acquisition included the Hoare Govett trade name, domain name, client agreements and exclusive right to carry on the business in succession to RBS. The acquisition of Hoare Govett provides us with the opportunity to continue our growth in corporate broking and significantly expand the capabilities and reach of our established European Investment Banking and Equities businesses.

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other Revenues in the Consolidated Statement of Earnings and is presented within the Capital Market’s business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. See Note 11, Goodwill and Other Intangible Assets for further details. The fair value of the intangible asset will be amortized on a straight line basis over a useful life of 5 years. Additionally, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the three months ended February 29, 2012 include the results of operations of Hoare Govett for the period from February 1, 2012 to February 29, 2012. There were no material revenues contributed by Hoare Govett for the three months ended February 29, 2012 and net earnings amounted to an immaterial loss, primarily as a result of compensation costs. The effect on our results for the quarters ended February 29, 2012 and February 28, 2011, had the acquisition Hoare Govett been completed on December 1, 2010 is not considered material. The acquisition closed on February 29, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 4.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of February 29, 2012 and November 30, 2011 (in thousands):

	February 29, 2012	November 30, 2011
Cash and cash equivalents:
Cash in banks	$636,452	$846,990
Money market investments	1,952,741	1,546,807

Total cash and cash equivalents	$2,589,193	$2,393,797

Cash and securities segregated(1)	$3,636,531	$3,344,960

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

Note 5.	Financial Instruments

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 29, 2012 and November 30, 2011 by level within the fair value hierarchy (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	As of February 29, 2012
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,353,650	$102,486	$30,269	$—	$1,486,405
Corporate debt securities	—	3,054,240	33,606	—	3,087,846
Collateralized debt obligations	—	92,437	72,576	—	165,013
U.S. government and federal agency securities	1,733,090	149,347	—	—	1,882,437
Municipal securities	—	550,652	1,176	—	551,828
Sovereign obligations	1,722,093	896,031	140	—	2,618,264
Residential mortgage-backed securities	—	2,773,880	128,751	—	2,902,631
Commercial mortgage-backed securities	—	309,009	35,792	—	344,801
Other asset-backed securities	—	5,813	5,389	—	11,202
Loans and other receivables	—	322,685	104,449	—	427,134
Derivatives	421,790	1,603,348	120	(1,713,102)	312,156
Investments at fair value	—	27,609	78,110	—	105,719
Physical commodities	—	205,112	—	—	205,112

Total financial instruments owned	$5,230,623	$10,092,649	$490,378	$(1,713,102)	$14,100,548

Level 3 financial instruments for which the firm does not bear economic exposure(4)			$(55,510)

Level 3 financial instruments for which the firm bears economic exposure			$434,868

Investments in managed funds	$—	$—	$73,015	$—	$73,015
Cash and securities segregated and on deposit for regulatory purposes(3)	$189,783	$—	$—	$—	$189,783
Securities received as collateral	$984	$—	$—	$—	$984

Total Level 3 assets for which the firm bears economic exposure			$507,883

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,485,750	$19,936	$11,511	$—	$1,517,197
Corporate debt securities	—	1,893,206	74		1,893,280
U.S. government and federal agency securities	1,971,525	—	—	—	1,971,525
Sovereign obligations	1,429,098	879,050	—	—	2,308,148
Residential mortgage-backed securities	—	16,540	—	—	16,540
Commercial mortgage-backed securities	—	172	—	—	172
Loans	—	93,606	—	—	93,606
Derivatives	384,282	1,622,580	8,430	(1,814,047)	201,245

Total financial instruments sold, not yet purchased	$5,270,655	$4,525,090	$20,015	$(1,814,047)	$8,001,713

Obligation to return securities received as collateral	$984	$—	$—	$—	$984

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(1)	There were no significant transfers between Level 1 and Level 2 for the three months ended February 29, 2012.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of U.S. government securities segregated for regulatory purposes and measured at fair value.

(4)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

	As of November 30, 2011
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,088,358	$133,232	$13,489	$—	$1,235,079
Corporate debt securities	1,521	2,818,643	48,140	—	2,868,304
Collateralized debt obligations	—	102,209	47,988	—	150,197
U.S. government and federal agency securities	5,443,721	266,460	—	—	5,710,181
Municipal securities	—	582,497	6,904	—	589,401
Sovereign obligations	737,082	434,759	140	—	1,171,981
Residential mortgage-backed securities	—	2,961,682	149,965	—	3,111,647
Commercial mortgage-backed securities	—	582,974	52,407	—	635,381
Other asset-backed securities	—	22,794	3,284	—	26,078
Loans and other receivables	—	278,855	97,291	—	376,146
Derivatives	632,148	2,344,625	124	(2,451,004)	525,893
Investments at fair value	—	27,259	78,326	—	105,585
Physical commodities	—	172,668	—	—	172,668

Total financial instruments owned	$7,902,830	$10,728,657	$498,058	$(2,451,004)	$16,678,541

Level 3 financial instruments for which the firm does not bear economic exposure(4)			$(45,901)

Level 3 financial instruments for which the firm bears economic exposure			$452,157

Investments in managed funds	$—	$—	$70,740	$—	$70,740
Cash and securities segregated and on deposit for regulatory purposes(3)	$115,000	$—	$—	$—	$115,000
Securities received as collateral	$21,862	$—	$—	$—	$21,862

Total Level 3 assets for which the firm bears economic exposure			$522,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,266,096	$64,000	$—	$—	$1,330,096
Corporate debt securities	—	1,614,419	74	—	1,614,493
U.S. government and federal agency securities	2,032,091	9,685	—	—	2,041,776
Municipal securities	—	90	—	—	90
Sovereign obligations	790,568	377,279	—	—	1,167,847
Residential mortgage-backed securities	—	50,517	—	—	50,517
Loans	—	140,960	10,157	—	151,117
Derivatives	535,503	2,289,759	9,409	(2,585,634)	249,037

Total financial instruments sold, not yet purchased	$4,624,258	$4,546,709	$19,640	$(2,585,634)	$6,604,973

Obligation to return securities received as collateral	$21,862	$—	$—	$—	$21,862

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(1)	There were no significant transfers between Level 1 and Level 2 for the twelve-months ended November 30, 2011.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of U.S. government securities segregated for regulatory purposes and measured at fair value.

(4)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•

Exchange Traded Equity Securities:     Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from pricing services, and are categorized within Level 1 of the fair value hierarchy.

•

Non-exchange Traded Equity Securities:     Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized within Level 3 financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•

Equity warrants:     Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•

Corporate Bonds:     Corporate bonds are measured primarily using pricing service data from external providers and broker quotations, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.

•

High Yield Corporate and Convertible Bonds:     A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing service data from external providers, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

•

Auction Rate Securities:     Auction rate securities (“ARS”) included within corporate debt securities include ARS backed by pools of student loans and auction rate preferred securities issued by closed end mutual funds. ARS are measured using market data provided by external service providers, as available. The fair value of ARS is also determined by benchmarking to independent market data and adjusting for projected cash flows, level of seniority in the capital structure, leverage, liquidity and credit rating, as appropriate. ARS are categorized within Level 3 of the fair value hierarchy based on our assessment of the transparency of the external market data received.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions or based on valuations received from third party brokers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability of the pricing inputs.

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.

•

U.S. Agency Issued Debt Securities:     Callable and non-callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services. Non-callable U.S. agency securities are generally categorized within Level 1 and callable U.S. agency securities are categorized within Level 2 of the fair value hierarchy.

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external data providers and are generally categorized within Level 2 of the fair value hierarchy.

Sovereign Obligations

•

G-7 Government and Non-G-7 Government Bonds:     G-7 government and non-G-7 government bonds are measured based on quoted market prices obtained from external pricing services. G-7 government bonds are categorized within Level 1 of the fair value hierarchy and non-G-7 government bonds are generally categorized within Level 2 of the fair value hierarchy.

•

Emerging Market Sovereign Debt Securities:     Valuations are primarily based on market price quotations from external data providers, where available, or recently executed independent transactions of comparable size. To the extent market price quotations are not available or recent transactions have not been observed, valuation techniques incorporating foreign currency curves, interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value. Emerging market sovereign debt securities are generally categorized within Level 2 of the fair value hierarchy.

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

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are determined using pricing data obtained from third party services and prices observed for recently executed market transactions.

Loans and Other Receivables

•

Corporate Loans:     Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations from external data providers where sufficient observability exists as to the extent of market transaction data supporting the pricing data. Corporate loans categorized within Level 3 of the fair value hierarchy, are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•

Project Loans:     Valuation of project loans are based on benchmarks of prices for recently executed transactions of related realized collateralized securities and are categorized within Level 2 of the fair value hierarchy.

•

Escrow and Trade Claim Receivables:     Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent trade activity in the same security.

Derivatives

•

Listed Derivative Contracts:     Listed derivative contracts measured based on quoted exchange prices, which are generally obtained from pricing services, are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security and are categorized within Level 2 of the fair value hierarchy.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

•

OTC Derivative Contracts:     OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability of the inputs to the valuation models.

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

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy.

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our German defined benefits pension plan and shares in non-US exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and are categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-US exchanges and clearing houses is determined based on recent transactions or third party model valuations and are categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at February 29, 2012 and November 30, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	February 29, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$28,009	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	898	—	—
Fund of Funds(3)	772	126	—
Equity Funds(4)	88,903	65,386	—
Convertible Bond Funds(5)	2,985	—	At Will
Other Investments(6)	20	—	Bi-Monthly

Total(8)	$121,586	$65,512

	November 30, 2011
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$27,604	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	938	—	—
Fund of Funds(3)	772	126	—
Equity Funds(4)	88,294	74,283	—
Convertible Bond Funds(5)	2,827	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$120,454	$74,409

(1)	This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At February 29, 2012 and November 30, 2011, investments representing approximately 98%, of the fair value in this category are redeemable with 30 — 65 days prior written notice. At February 29, 2012 and November 30, 2011, investments representing approximately 2%, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated. At February 29, 2012 and November 30, 2011, an investment representing less than 1% of fair value has no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(2)	This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At February 29, 2012 and November 30, 2011, these investments are currently in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(3)	This category includes investments in fund of funds that invest in various private equity funds. At February 29, 2012 and November 30, 2011, approximately 99% and 95%, respectively, of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. At February 29, 2012 and at November 30, 2011, we requested redemption for investments representing approximately 1% and 5% of fair value, respectively, however we are unable to estimate when these funds will be returned.

(4)	At February 29, 2012 and November 30, 2011, investments representing approximately 96%, include investments in equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries including acquired or restructured companies. At February 29, 2012 and November 30, 2011, a fund that invests in Croatian companies represents approximately 4% of the total investment in equity funds. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to eight years.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(5)	This category includes an investment in an open-ended investment company that invests primarily in convertible bonds. This investment is redeemable with 5 days prior written notice.

(6)	Other investments at February 29, 2012 and November 30, 2011 included investments in funds that invest in commodities futures and options contracts.

(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.

(8)	Investments at fair value in the Consolidated Statements of Financial Condition at February 29, 2012 and November 30, 2011 include $57.1 million and $55.9 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

At February 29, 2012 and November 30, 2011, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

	February 29, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	7%	14%	7%	19%
Recently observed transaction prices	4%	2%	2%	1%
Data providers/pricing services	78%	81%	77%	75%
Broker quotes	1%	0%	1%	0%
Valuation techniques	10%	3%	13%	5%

	100%	100%	100%	100%

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2012 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Three Months Ended February 29, 2012(3)
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, February 29, 2012	Change in unrealized gains/ (losses) relating to instruments still held at February 29, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$1,684	$14,184	$—	$—	$912	$30,269	$1,685
Corporate debt securities	48,140	671	271	(22,300)	(1,276)	8,100	33,606	(737)
Collateralized debt obligations	47,988	(796)	—	(14,063)	(3,328)	42,775	72,576	(1,488)
Municipal securities	6,904	(71)	—	(740)	—	(4,917)	1,176	12
Sovereign obligations	140	—	—	—	—	—	140	—
Residential mortgage-backed securities	149,965	(6,492)	10,497	(44,282)	(6,881)	25,944	128,751	(5,995)
Commercial mortgage-backed securities	52,407	(1,655)	—	(3,593)	(44)	(11,323)	35,792	(1,419)
Other asset-backed securities	3,284	(104)	—	(197)	(40)	2,446	5,389	(76)
Loans and other receivables	97,291	1,899	48,309	(21,733)	(25,729)	4,412	104,449	643
Investments, at fair value	78,326	1,378	480	(1,797)	(277)	—	78,110	1,378
Investments in managed funds	70,740	(6,212)	8,499	(12)	—	—	73,015	(6,212)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$11,511	$—	$—	$11,511	$—
Corporate debt securities	74	—	—	—	—	—	74	—
Net derivatives(2)	9,285	1,512	(295)	—	—	(2,192)	8,310	2,736
Loans	10,157	—	(10,157)	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

(3)	There were no issuances during the three months ended February 29, 2012.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 29, 2012

During the three months ended February 29, 2012, transfers of assets of $109.9 million from Level 2 to Level 3 are attributed to:

•	Collateralized debt obligations of $42.8 million which have little to no transparency in trade activity;

•

Non-agency residential mortgage-backed securities of $32.5 million, Other asset-backed securities of $4.7 million, and Commercial mortgage-backed securities of $1.5 million for which no recent trade activity was observed for purposes of determining observable inputs;

•

Loans and other receivables of $18.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2 as less market interest likely existed for the specific loans during the period; and

•	Corporate debt securities of $8.6 million, Corporate equity securities of $0.9 million, and Municipal securities of $0.5 million due to lack of observable market transactions.

During the three months ended February 29, 2012, transfers of assets of $41.5 million from Level 3 to Level 2 are attributed to:

•

Loans and other receivables of $13.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest likely existed for the specific loans during the period;

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

•

Commercial mortgage-backed securities of $12.8 million, Non-agency residential mortgage-backed securities of $6.6 million, and $2.3 million of Other asset-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

•	Municipal securities of $5.4 million and Corporate debt securities of $0.5 million due to increased observability of trades in certain bonds.

During the three months ended February 29, 2012 there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to available broker quotes for the significant inputs used in valuing the derivative contracts.

Net losses on Level 3 assets were $9.7 million and net losses on Level 3 liabilities were $1.5 million for the three months ended February 29, 2012. Net losses on Level 3 assets were primarily due to decreased valuations of certain residential mortgage-backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2011 (in thousands):

	Three Months Ended February 28, 2011
	Balance, November 30, 2010	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, February 28, 2011	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2011 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$5,167	$6,772	$—	$(1,277)	$33,281	$4,581
Corporate debt securities	73,408	2,283	(293)	106	(520)	74,984	816
Collateralized debt obligations	31,121	10,310	60,299	1,216	—	102,946	10,087
Municipal securities	472	19	308	—	—	799	19
Residential mortgage-backed securities	132,359	16,205	(64,301)	12,886	(40)	97,109	(2,745)
Commercial mortgage-backed securities	6,004	222	2,804	—	(2,729)	6,301	(824)
Other asset-backed securities	567	(215)	617	11,050	(567)	11,452	(469)
Loans and other receivables	227,596	5,974	(17,025)	1,574	(368)	217,751	3,021
Investments at fair value	77,784	108	(7,010)	—	(3,048)	67,834	626
Investments in managed funds	131,585	8,726	(3,584)	—	—	136,727	8,350
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	38	$—
Net derivatives(2)	2,346	2,611	—	—	—	4,957	2,611
Loans	47,228	—	(29,452)	—	—	17,776	—

(1)	Realized and unrealized gains/(losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

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

Net gains on Level 3 assets were $48.8 million and net losses on Level 3 liabilities were $2.6 million for the three months ended February 28, 2011. Net gains on Level 3 assets were primarily due to increased valuations of various collateralized debt obligations, loans and other receivables and corporate equity securities and sales of certain residential mortgage-backed securities.

Components or portions of interest rate and credit risk related to mortgage-backed securities categorized within Level 3 of the fair value hierarchy are frequently economically hedged with U.S. Treasury and Eurodollar futures and short U.S. Treasury securities, which are categorized within Level 1 liabilities, and with interest rate swaps and, to a lesser extent, index credit default swaps categorized within Level 2 assets or liabilities. Accordingly, a portion of the gains and losses on mortgage-backed securities reported in Level 3 are offset by gains and losses from the economic hedges attributed to instruments categorized within Level 1 and Level 2. Economic hedging is often executed on a macro-basis for a given asset class rather than an instrument-specific basis. Valuation inputs and prices for hedging instruments categorized within Level 1 and Level 2 provide a level of observability used in valuing Level 3 mortgage-backed securities; however, other inputs, such as prepayment, default rates and other credit specific factors are significant to the valuation and are not derived from the prices of the hedging instruments. Basis risk differences may also arise between the Level 3 mortgage-backed securities and the Level 1 and Level 2 hedging instruments due to the underlying interest rates and the underlying credits comprising the referenced credit index. Hedge effectiveness is limited by factors that include idiosyncratic collateral performance and basis risk as well as the sizing of the macro-hedge.

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned- derivatives and Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities. Such affiliate loans are entered into as part of ongoing, strategic business ventures, are included within Loans to and investments in related parties and accounted for on an amortized cost basis. We also have elected the fair value option for certain investments held by subsidiaries that are not registered broker-dealers. Investments at fair value are included in Financial instruments owned. The fair value option was elected for investments held by subsidiaries that are not registered broker-dealers because they are risk managed by us on a fair value basis. We have also elected the fair value option for secured financings that arise in connection with our securitization activities. Cash and cash equivalents, the cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains and (losses) due to changes in instrument specific credit risk for loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

Three Months Ended February 29, 2012
Financial Instruments Owned:
Loans and other receivables	$7,811
Financial Instruments Sold:
Loans	$226
Loan commitments	$(654)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	February 29, 2012	November 30, 2011
Financial Instruments Owned:
Loans and other receivables(2)	$256,906	$277,336
Loans greater than 90 days past due(1)(2)	$—	$2,253

(1)	The aggregate fair value of loans that were 90 or more days past due was $0.8 million and $5.5 million at February 29, 2012 and November 30, 2011.

(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loans or other receivables on nonaccrual status at February 29, 2012 and November 30, 2011.

Note 6.	Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned — Derivatives and Financial Instruments Sold, Not Yet Purchased — Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 5, Financial Instruments and Note 20, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, we may be exposed to legal risks related to derivative activities. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of our firm wide risk management policies. In connection with our derivative activities, we may enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

The following table presents the fair value and related number of derivative contracts at February 29, 2012 and November 30, 2011 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	February 29, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$661,432	70,211	$761,325	91,670
Foreign exchange contracts	568,890	95,875	509,077	103,197
Equity contracts	430,378	2,290,852	375,577	1,532,515
Commodity contracts	343,201	398,344	346,624	403,997
Credit contracts	21,357	41	22,689	39

Total	2,025,258	2,855,323	2,015,292	2,131,418

Counterparty/cash-collateral netting	(1,713,102)		(1,814,047)

Total per Consolidated Statement of Financial Condition	$312,156		$201,245

	November 30, 2011
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$542,221	63,751	$636,692	66,027
Foreign exchange contracts	1,009,765	102,578	1,015,900	119,780
Equity contracts	638,228	2,364,390	548,195	2,119,165
Commodity contracts	725,927	434,428	598,166	421,330
Credit contracts	60,756	59	35,718	39

Total	2,976,897	2,965,206	2,834,671	2,726,341

Counterparty/cash-collateral netting	(2,451,004)		(2,585,634)

Total per Consolidated Statement of Financial Condition	$525,893		$249,037

The following table presents unrealized and realized gains and (losses) on derivative contracts for the three months ended February 29, 2012 and February 28, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Three Months Ended
	February 29, 2012 Gains (Losses)	February 28, 2011 Gains (Losses)
Interest rate contracts	$(16,235)	$6,808
Foreign exchange contracts	1,161	(5,025)
Equity contracts	(30,112)	(60,917)
Commodity contracts	20,680	20,531
Credit contracts	(15,227)	(2,441)

Total	$(39,733)	$(41,044)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of February 29, 2012 (in thousands):

	OTC derivative assets(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$66,715	$3,098	$—	$(524)	$69,289
Credit default swaps	—	9,300	7,155	(386)	16,069
Equity swaps and options	1,357	—	—	—	1,357
Total return swaps	473	—	152	—	625
Foreign currency forwards, swaps and options	168,188	34,270	—	(480)	201,978
Fixed income forwards	2,261	—	—	—	2,261
Interest rate swaps and options	14,838	31,688	127,825	(44,217)	130,134

Total	$253,832	$78,356	$135,132	$(45,607)	421,713

Cross product counterparty netting					(18,033)

Total OTC derivative assets included in Financial instruments owned					$403,680

(1)	At February 29, 2012, we held exchange traded derivative assets and other credit enhancements of $69.0 million.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At February 29, 2012, cash collateral received was $160.5 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	OTC derivative liabilities(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$63,984	$5,630	$—	$(524)	$69,090
Equity swaps and options	307	7,372	—	—	7,679
Credit default swaps	386	5,627	9,502	(386)	15,129
Total return swaps	571	—	—	—	571
Foreign currency forwards, swaps and options	114,715	27,934	—	(480)	142,169
Interest rate swaps and options	29,164	95,693	155,837	(44,217)	236,477

Total	$209,127	$142,256	$165,339	$(45,607)	471,115

Cross product counterparty netting					(18,033)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$453,082

(1)	At February 29, 2012, we held exchange traded derivative liabilities and other credit enhancements of $9.5 million.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At February 29, 2012, cash collateral pledged was $261.4 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

At February 29, 2012, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality(1):
A- or higher	$253,270
BBB- to BBB+	54,596
BB+ or lower	89,835
Unrated	5,979

Total	$403,680

(1)	We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we may utilize internal credit ratings determined by our credit risk management. Credit ratings determined by credit risk management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 29, 2012 and November 30, 2011, is $111.9 million and $141.2 million, respectively, for which we have posted collateral of $82.0 million and $129.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on February 29, 2012 and November 30, 2011, we would have been required to post an additional $35.3 million and $19.5 million, respectively, of collateral to our counterparties.

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions. At February 29, 2012 and November 30, 2011, the approximate fair value of securities received as collateral by us that may be sold or repledged was approximately $18.6 billion and $17.9 billion, respectively. The fair value of securities received as collateral at February 29, 2012 and November 30, 2011, pertains to our securities financing activities presented on our Consolidated Statements of Financial Condition at February 29, 2012 and November 30, 2011 as follows (in thousands):

	February 29, 2012	November 30, 2011
Carrying amount:
Securities purchased under agreements to resell	$4,434,611	$2,893,043
Securities borrowed	5,036,447	5,169,689
Securities received as collateral	984	21,862

Total assets on Consolidated Statement of Financial Condition	9,472,042	8,084,594
Netting of securities purchased under agreements to resell(1)	8,129,978	7,498,439

	17,602,020	15,583,033
Fair value of collateral received in excess of contract amount(2)	971,817	2,386,921

Fair value of securities received as collateral	$18,573,837	$17,969,954

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed.

At February 29, 2012 and November 30, 2011, a substantial portion of the securities received by us had been sold or repledged.

We also receive securities as collateral in connection with derivative transactions and in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At February 29, 2012 and November 30, 2011, $1.0 million and $21.9 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended
	February 29, 2012	February 28, 2011
Transferred assets	$2,036.8	$2,141.7
Proceeds on new securitizations	$2,046.9	$2,153.3
Net revenues	$8.0	$8.3
Cash flows received on retained interests	$15.8	$19.4

Assets received as proceeds in the form of mortgage-backed-securities issued by the securitization vehicles have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Financial Instruments. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at February 29, 2012 and November 30, 2011. Although not obligated, we may make a market in the securities issued by these securitization vehicles in connection with secondary market-making activities. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities subsequently purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions).

	As of February 29, 2012
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$7,455.3	$156.1	(1)
U.S. government agency commercial mortgage-backed securities	1,962.6	27.8	(1)
Military housing loans	68.0	0.2	(2)

(1)	A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of March 23, 2012, we continue to hold approximately $99.8 million and $27.3 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Initial fair value of servicing rights received on transferred project loans.

	As of November 30, 2011
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$7,968.0	$517.9	(1)
U.S. government agency commercial mortgage-backed securities	2,574.3	49.9	(1)
Military housing loans	127.4	0.3	(2)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of March 23, 2012, we continue to hold approximately $87.8 million and $27.3 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Initial fair value of servicing rights received on transferred project loans.

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the securitization vehicles in which we have continued involvement and are presented solely to provide information regarding the size of the securitization and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss associated with the securitizations.

Assets retained in connection with securitization represent the fair value of the securities of one or more tranches of the securitization, including senior and subordinated tranches. Our risk of loss to these securitization vehicles is limited to this fair value amount which is included within total Financial instruments owned — Mortgage- and asset-backed securities on our Consolidated Statements of Financial Condition.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of February 29, 2012 and November 30, 2011. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(in millions)	February 29, 2012			November 30, 2011
	High Yield	Mortgage- and Asset-backed Securitizations	Other	High Yield	Mortgage- and Asset-backed Securitizations	Other
Cash	$455.4	$—	$0.3	$345.7	$—	$0.3
Financial instruments owned	635.4	12.0	6.6	693.3	12.2	7.2
Securities borrowed	290.3	—	—	195.3	—	—
Receivable from brokers and dealers	82.5	—	—	150.6	—	—
Other	6.8	—	—	8.5	—	—

	$1,470.4	$12.0	$6.9	$1,393.4	$12.2	$7.5

Financial instruments sold, not yet purchased	$352.9	$—	$—	$326.2	$—	$—
Payable to brokers and dealers	79.6	—	—	105.2	—	—
Mandatorily redeemable interests(1)	1,016.2	—	—	943.4	—	—
Promissory note(2)	—	—	4.2	—	—	4.2
Secured financing(3)	—	12.0	—	—	12.2	—
Other	23.8	—	0.2	20.7	—	0.2

	$1,472.5	$12.0	$4.4	$1,395.5	$12.2	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $332.4 million and $310.5 million at February 29, 2012 and November 30, 2011, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities. Approximately $9.2 million and $8.4 million of the secured financing represents an amount held by us in inventory and are eliminated in consolidation at February 29, 2012 and November 30, 2011, respectively.

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

At February 29, 2012 and November 30, 2011, the carrying amount of our variable interests was $352.8 million and $322.0 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/ or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the three months ended February 29, 2012 and the year ended November 30, 2011 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at February 29, 2012 and November 30, 2011.

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	February 29, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$48.4	(2)	$48.4	(4)	$1,753.2
Agency mortgage- and asset-backed securitizations(1)	1,413.5	(2)	1,413.5	(4)	7,483.1
Non-agency mortgage- and asset-backed securitizations(1)	466.5	(2)	466.5	(4)	51,082.5
Asset management vehicle	3.0	(3)	3.0	(4)	895.8
Private equity vehicles	66.7	(3)	125.3		98.0

Total	$1,998.1		$2,056.7		$61,312.6

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at February 29, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	November 30, 2011
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$48.2	(2)	$48.2	(4)	$1,768.4
Agency mortgage- and asset-backed securitizations(1)	1,410.9	(2)	1,410.9	(4)	6,523.0
Non-agency mortgage- and asset-backed securitizations(1)	583.9	(2)	583.9	(4)	41,939.4
Asset management vehicle	2.8	(3)	2.8	(4)	903.9
Private equity vehicles	64.5	(3)	131.3		84.2

Total	$2,110.3		$2,177.1		$51,218.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2011 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are classified within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Mortgage- and Asset-Backed Vehicles.    In connection with our trading and market making activities, we buy and sell mortgage- and asset backed securities. Mortgage- and asset backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset backed securities of $1,413.5 million and non-agency mortgage- and asset-backed securities of $466.5 million at February 29, 2012 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at February 29, 2012 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$48.4	$—	$48.4
Variable interests in agency mortgage- and asset backed securitizations	—	1,413.5	1,413.5
Variable interests in nonagency mortgage- and asset backed securitizations	466.5	—	466.5
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	89.4	1,132.1	1,221.5
Commercial mortgage-backed securities	28.7	231.5	260.2
Collateralized debt obligations	4.4	—	4.4
Other asset-backed securities	9.1	—	9.1

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$646.5	$2,777.1	$3,423.6

Collateralized Loan Obligations.    We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in the CLOs consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The carrying amount of the debt securities was $14.0 million and $14.1 million at February 29, 2012 and November 30, 2011, respectively. Management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

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

Asset Management Vehicle.    We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of February 29, 2012 and November 30, 2011 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.    On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies-SBI USA Fund L.P. (the “USA Fund”). As of February 29, 2012 and November 30, 2011, we funded approximately $25.2 million and $17.9 million, respectively, of our commitment. The carrying amount of our equity investment was $18.8 million and $17.4 million at February 29, 2012 and November 30, 2011, respectively. Our exposure to loss is limited to our equity commitment. The USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment. The carrying amount of our equity investment was $2.8 million at February 29, 2012 and November 30, 2011. During the fourth quarter of 2010, we repaid outstanding debt of JEP IV on its behalf and committed to make loans to JEP IV up to an aggregate principal amount of $54.0 million. As of February 29, 2012 and November 30, 2011, we funded approximately $45.2 million and $44.3 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 10.	Equity Method Investments

Investments accounted for under the equity method are included in Loans to and investments in related parties in the Consolidated Statements of Financial Condition. Equity method gains and losses are included in Other income in the Consolidated Statements of Earnings. Our significant investments accounted for under the equity method are Jefferies Finance, LLC and Jefferies LoanCore LLC.

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

On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250 million committed by each partner. Including the incremental $250 million from each partner, the total committed equity

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

capital of JFIN is $1.0 billion. As of February 29, 2012, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded.

In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by JFIN. The Secured Revolving Credit Facility bears interest based on the interest rates of the related JFIN underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At February 29, 2012, we have funded $79.9 million of our $500.0 million commitment. During the three months ended February 29, 2012, $3.0 million of interest income is included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for JFIN as of February 29, 2012 and November 30, 2011 (in millions):

	February 29, 2012	November 30, 2011
Total assets	$1,376.5	$1,457.8
Total liabilities	932.7	1,044.3
Total equity	443.8	413.5
Our total equity balance	221.9	206.8

JFIN’s net earnings were $30.1 million and $26.4 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

We engage in debt capital markets transactions with JFIN related to the originations of loans by JFIN. In connection with such transactions, we earned fees of $23.7 million and $18.6 million during the three months ended February 29, 2012 and February 28, 2011, respectively, recognized within Investment banking on the Consolidated Statements of Earnings. In addition, in relation to these transactions, we paid fees to JFIN of $3.8 million and $0.6 million during the three months ended February 29, 2012 and February 28, 2011, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

During the three months ended February 28, 2011, we purchased participation certificates in loans originated by JFIN of $477.2 million, which were subsequently redeemed in full during the same period. There were no equivalent transactions during the three months ended February 29, 2012.

Under a service agreement, we charged to JFIN $10.9 million for certain administrative services for the three months ended February 29, 2012. Receivables from JFIN, included within Other assets on the Consolidated Statements of Financial Condition, were $31.0 million and $16.6 million at February 29, 2012 and November 30, 2011, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Jefferies LoanCore LLC

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore LLC (“LoanCore”), a commercial real estate finance company. LoanCore originates commercial real estate loans with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. LoanCore is currently solely capitalized with equity and has aggregate equity commitments of $600.0 million. As of February 29, 2012 and November 30, 2011, we have funded $168.5 million and $163.3 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in LoanCore.

The following is a summary of selected financial information for LoanCore as of February 29, 2012 and November 30, 2011 (in millions):

	February 29, 2012	November 30, 2011
Total assets	$804.1	$761.4
Total liabilities	445.6	427.4
Total equity	358.5	334.0
Our total equity balance	173.9	162.0

LoanCore’s net earnings were $13.6 million for the three months ended February 29, 2012. LoanCore did not have material earnings or losses during the three months ended February 28, 2011.

Under a service agreement, we charged LoanCore $0.2 million for administrative services for the three months ended February 29, 2012. At February 29, 2012 and November 30, 2011, $0.2 million and $0.3 million, respectively, was included in Other assets on the Consolidated Statements of Financial Condition relating to receivables from LoanCore.

LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of February 29, 2012, the aggregate fair market value of derivative transactions outstanding with LoanCore was $25.6 million and included within Financial instruments owned. During the three months ended February 29, 2012, we have recognized gains within Principal transaction revenues of $7.9 million on such transactions with LoanCore.

Note 11.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the three months ended February 29, 2012 (in thousands):

Three Months Ended February 29, 2012
Balance, at beginning of period	$365,574
Add: Translation adjustments	(66)

Balance, at end of period	$365,508

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

At least annually, and more frequently if warranted, we assess goodwill for impairment. We completed our annual test of goodwill as of June 1, 2011 and performed additional impairment testing as of November 30, 2011. As of June 1 and November 30, 2011 no goodwill impairment was identified. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Further, adverse market or economic events could result in impairment charges in future periods.

All goodwill is assigned to our Capital Markets segment and is deductible for tax purposes.

Intangible Assets

The following table presents the gross carrying amount, accumulated depreciation and net carrying amount of identifiable intangible assets and weighted average amortization period as of February 29, 2012 and November 30, 2011 (in thousands):

	February 29, 2012
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(3,128)	7,414	6.7
Trade name	1,680	(578)	1,102	1.8
Other	100	(8)	92	13.5

	$23,541	$(3,714)	$19,827

	November 30, 2011
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,776)	7,766	6.9
Trade name	1,300	(361)	939	1.1
Other	100	(8)	92	13.8

	$23,161	$(3,145)	$20,016

The aggregate amortization expense for the three months ended February 29, 2012 and February 28, 2011 was $0.6 million and $0.2 million, respectively. Amortization expense is included in Other expenses on the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2012 (Period from April to November)	$1,690
2013	1,319
2014	929
2015	771
2016	771
2017	714

Mortgage Servicing Rights

In the normal course of business we originate military housing mortgage loans and sell such loans to investors. In connection with these activities we may retain the mortgage servicing rights that entitle us to a future stream of cash flows based on contractual serving fees. Mortgage servicing rights to military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $1.1 million and $0.9 million during the three months ended February 29, 2012 and February 28, 2011, respectively.

The following presents the activity in the balance of these servicing rights for the three months ended February 29, 2012 and twelve months ended November 30, 2011 (in thousands):

	Three Months Ended February 29, 2012	Twelve Months Ended November 30, 2011
Balance, beginning of period	$8,202	$8,263
Add: Acquisition	162	347
Less: Pay down	(211)	—
Less: Amortization	(97)	(408)

Balance, end of period	$8,056	$8,202

We estimate the fair value of these servicing rights was $15.5 million and $15.6 million at February 29, 2012 and November 30, 2011, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 12.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. We had no outstanding unsecured or secured bank loans as of February 29, 2012 and November 30, 2011. Average daily bank loans for the three months ended February 29, 2012 and the twelve months ended November 30, 2011 were $0 million and $12.0 million, respectively.

On February 3, 2012, Jefferies Group, Inc. entered into a one year, $100.0 million term-loan agreement with Prudential Financial, Inc. This loan is set to expire on February 2, 2013 and bears an annual interest rate of one-month LIBOR minus 0.11%. The borrowings under this loan are being used to provide working capital as needed for the Global Commodities Group. If a subsidiary fails to satisfy any regulatory or net capital requirement as a regulated broker-dealer or similar entity, the term loan will become due immediately. The average borrowing under this term loan during the period from February 3 to February 29, 2012 was $100.0 million.

At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million was reported as Short-term borrowings on the Consolidated Statement of Financial Condition for debt securities sold as part of our U.S. broker-dealer’s market making in our long-term debt securities. This obligation was satisfied as of February 29, 2012. Refer to Note 13, Long-Term Debt for further details on market making in our long-term debt securities.

Note 13.	Long-Term Debt

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at February 29, 2012 and November 30, 2011 (in thousands):

	February 29, 2012	November 30, 2011
Unsecured Long-Term Debt
7.75% Senior Notes, due 2012 (effective interest rate of 8.08%)(1)	$253,269	$254,926
5.875% Senior Notes, due 2014 (effective interest rate of 6.00%)	249,363	249,298
3.875% Senior Notes, due 2015 (effective interest rate of 3.92%)	499,235	499,187
5.5% Senior Notes, due 2016 (effective interest rate of 5.57%)	349,095	349,045
5.125% Senior Notes, due 2018 (effective interest rate of 5.18%)	768,133	782,598
8.5% Senior Notes, due 2019 (effective interest rate of 8.31%)	707,593	707,787
6.875% Senior Notes, due 2021 (effective interest rate of 6.99%)	545,895	545,816
6.45% Senior Debentures, due 2027 (effective interest rate of 6.55%)	346,695	346,664
3.875% Convertible Senior Debentures, due, 2029 (effective interest rate of 7.20%)	283,994	280,832
6.25% Senior Debentures, due 2036 (effective interest rate of 6.37%)	492,805	492,773

	$4,496,077	$4,508,926

Secured Long-Term Debt
Credit facility, due 2014	250,000	100,000

	$4,746,077	$4,608,926

(1)	Subsequent to quarter end, our 7.75% Senior Notes matured on March 15, 2012 and were repaid.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our debt were treated as debt extinguishments and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

reissuances of debt, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the three months ended February 29, 2012. The balance of Long-term debt has been reduced by $37.1 million as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011, which is being amortized over the remaining life of the debt using the effective yield method.

We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture currently convertible into 26.3603 shares of our common stock (equivalent to a conversion price of approximately $37.94 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

We previously entered into a fair value hedge with no ineffectiveness using interest rate swaps in order to convert $200 million aggregate principal amount of unsecured 7.75% Senior Notes due March 15, 2012 into floating rates based upon LIBOR. During the third quarter of 2007, we terminated these interest rate swaps and received cash consideration of $8.5 million, net of accrued interest, which is being amortized as a reduction in Interest expense of approximately $1.9 million per year over the remaining life of the notes. As of February 29, 2012, approximately $37,000 remained to be amortized.

Secured Long-Term Debt — On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At February 29, 2012, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $250.0 million and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at February 29, 2012. We were in compliance with debt covenants under the Credit Facility at February 29, 2012.

Note 14.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of February 29, 2012, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 15.	Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at February 29, 2012 and November 30, 2011 (in thousands):

	February 29, 2012	November 30, 2011
JSOP	$294,755	$276,800
JESOP	34,144	31,979
Other(1)	3,345	3,884

Noncontrolling interests	$332,244	$312,663

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three months ended February 29, 2012 and February 28, 2011, respectively, because all other comprehensive income or loss is attributed to us.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $332.4 million and $310.5 million at February 29, 2012 and November 30, 2011, respectively.

Note 16.	Benefit Plans

We have a defined benefit pension plan, Jefferies Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974 and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

career average pay. As a minimum, amortization of a net gain or loss included in accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) shall be included as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen. Accordingly, there are no further benefit accruals for future service after December 31, 2005.

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded; however, the German Pension Plan is reinsured by insurance contracts held in the name of Jefferies Bache Limited with multi-national insurers. The investments in these insurance contracts are included in Financial Instruments owned — Investments at fair value in the Consolidated Statement of Financial Condition and have a fair value of $19.0 million at February 29, 2012. We expect to pay the pension liability from the cash flows available to us under the reinsurance contracts.

The following table summarizes the components of net periodic pension cost (in thousands):

	U.S. Pension Plan Three Months Ended		German Pension Plan Three Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012
Components of Net Periodic Pension Cost
Service cost	$44	$50	$9
Interest cost on projected benefit obligation	584	590	267
Expected return on plan assets	(616)	(647)	—
Net amortization	317	216	—

Net periodic pension cost	$329	$209	$276

We did not contribute to our U.S. Pension Plan and German Plan during the three months ended February 29, 2012, however, we anticipate contributing approximately $2.0 million to our U.S. Pension Plan during the remainder of the fiscal year.

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

Total compensation cost related to share-based compensation plans was $50.6 million and $58.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively. The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $19.7 million and $32.4 million during the three months ended February 29, 2012 and February 28, 2011, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $29.3 million and $33.8 million related to share-based compensation in cash flows from financing activities for the three months ended February 29, 2012 and February 28, 2011, respectively. Due to our tax year end coinciding with our fiscal year end November 30, the timing of certain deductions related to share-based compensation are impacted such that tax benefits resulting from the vesting of awards are realized in the following fiscal year. Consequently, approximately $21.3 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 29, 2012 relates to share-based compensation awards that vested during January through November 2011, and approximately $19.7 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

based compensation awards that vested during the eleven months ended November 30, 2010. Additionally, we expect to recognize a net tax deficiency of $12.4 million related to share-based compensation awards that vested during January and February 2012 in additional paid-in capital during the three month period ending February 28, 2013.

As of February 29, 2012, we had $184.9 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.2 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three months ended February 29, 2012 and February 28, 2011:

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

We grant restricted stock and restricted stock units as part of year-end compensation. Restricted stock and restricted stock units granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and restricted stock units granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $26.1 million and $42.6 million for the three months ended February 29, 2012 and February 28, 2011, respectively, related to restricted stock and restricted stock units expected to be granted as part of our year-end compensation.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The total compensation cost associated with restricted stock and restricted stock units amounted to $50.4 million and $58.0 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The following table details the activity of restricted stock (in thousands, except per share amounts):

	Three Months Ended February 29, 2012	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	9,032	$19.05
Grants(1)	1,110	$13.84
Forfeited	—	$—
Fulfillment of service requirement(1)	(1,094)	$18.67

Balance, end of period(2)	9,048	$18.46

(1)	Includes approximately 533,000 shares of restricted stock granted with no future service requirements during the three months ended February 29, 2012. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $14.47.

(2)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units (in thousands, except per share amounts):

	Three Months Ended February 29, 2012		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	4,968	18,994	$23.53	$14.12
Grants	—	112 (1)	$—	$10.85
Distribution of underlying shares	—	(1,479)	$—	$22.19
Forfeited	—	(32)	$—	$20.85
Fulfillment of service requirement	(201)	201	$21.46	$21.46

Balance, end of period	4,767	17,796	$23.61	$13.54

(1)	Includes approximately 110,000 dividend equivalents declared on restricted stock units during the three months ended February 29, 2012. The weighted average grant date fair value of these dividend equivalents was approximately $10.73.

The aggregate fair value of restricted stock and restricted stock units granted with a service requirement that vested during the three months ended February 29, 2012 and February 28, 2011 was $11.5 million and $14.0 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $7.7 million and $4.2 million during the three months ended February 29, 2012 and February 28, 2011, respectively.

Stock Options

The fair value of all option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 2004: dividend yield of 0.9%; expected volatility of 32.6%; risk free interest rates of 3.0%; and expected lives of 4.8 years. There are no option

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

grants subsequent to 2004. A summary of our stock option activity for the three months ended February 29, 2012 is presented below (in thousands, except per share amounts):

	Three Months Ended February 29, 2012
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	14	$11.44
Outstanding at end of period	14	$11.44
Options exercisable at end of period	14	$11.44

There were no stock option exercises during the three months ended February 29, 2012 and February 28, 2011. During the three months ended February 29, 2012, we realized a tax benefit of $61,000, which related to stock option exercises that occurred during the twelve months ended November 30, 2011. During the three months ended February 28, 2011, we realized a tax benefit of $181,000 related to stock options exercises that occurred during the eleven months ended November 30, 2010.

The table below provides additional information related to stock options outstanding at February 29, 2012 (in thousands, except per share amounts):

February 29, 2012	Outstanding, Net of Expected Forfeitures	Options Exercisable
Number of options	14	14
Weighted-average exercise price	$11.44	$11.44
Aggregate intrinsic value	$74	$74
Weighted-average remaining contractual term, in years	0.61	0.61

At February 29, 2012, tax benefits expected to be recognized in equity upon exercise of vested options are approximately $28,000.

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

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statements of Earnings, was $174,000 and $133,000 for the three months ended February 29, 2012 and February 28, 2011, respectively.

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

Deferred Compensation Plan.    We also have a Deferred Compensation Plan, which was established in 2001. In 2012 and 2011, employees with annual compensation of $200,000 or more were eligible to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”) or by specifying the return in other alternative investments. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $40,000 and $42,000 for the three months ended February 29, 2012 and February 28, 2011, respectively. As of February 29, 2012, there were approximately 1,765,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.    We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three months ended February 29, 2012 and February 28, 2011.

Profit Sharing Plan.    We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3.0 million and $3.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

Deferred Cash Awards.    We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years. We amortize these awards to compensation expense over the relevant service period. At February 29, 2012 and November 30, 2011, the remaining unamortized amount of these awards was $288.9 million and $211.4 million, respectively.

Note 18.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 29, 2012 and February 28, 2011 (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Earnings for basic earnings per common share:
Net earnings	$96,717	$102,045
Net earnings to noncontrolling interests	19,581	14,704

Net earnings to common shareholders	77,136	87,341
Less: Allocation of earnings to participating securities(1)	4,643	3,925

Net earnings available to common shareholders	$72,493	$83,416

Earnings for diluted earnings per common share:
Net earnings	$96,717	$102,045
Net earnings to noncontrolling interests	19,581	14,704

Net earnings to common shareholders	77,136	87,341
Add: Convertible preferred stock dividends	1,016	1,016
Less: Allocation of earnings to participating securities(1)	4,639	3,907

Net earnings available to common shareholders	$73,513	$84,450

Shares:
Average common shares used in basic computation	218,049	199,141
Stock options	3	11
Mandatorily redeemable convertible preferred stock	4,110	4,105
Convertible debt	—	—

Average common shares used in diluted computation	222,162	203,257

Earnings per common share:
Basic	$0.33	$0.42
Diluted	$0.33	$0.42

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 14,198,000 and 9,403,000 for the three months ended February 29, 2012 and February 28, 2011, respectively. Dividends declared on participating securities during the three months ended February 29, 2012 and February 28, 2011 amounted to approximately $959,000 and $686,000, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 13, Long-Term Debt, and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared):

1st Quarter
2012	$0.075
2011	$0.075

On March 19, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on May 15, 2012 to stockholders of record as of April 16, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 19.	Income Taxes

As of February 29, 2012 and November 30, 2011, we had approximately $80.7 million and $79.8 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $52.9 million and $52.3 million (net of federal benefit of taxes) for the three months ended February 29, 2012 and November 30, 2011, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of February 29, 2012 and November 30, 2011, we had accrued interest of approximately $12.1 million and $10.8 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued at February 29, 2012 and November 30, 2011.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions in which we have significant business operations. We do not expect that resolution of these examinations will have a material effect on our Consolidated Statement of Financial Condition, but could have a material impact on the Consolidated Statement of Earnings for the period in which resolution occurs. The table below summarizes the earliest tax years that are subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2010
California	2004
Connecticut	2000
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

Note 20.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at February 29, 2012 (in millions):

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Maximum Payout
Equity commitments	$0.3	$0.2	$8.2	$—	$569.1	$577.8
Loan commitments	89.3	51.9	464.6	36.1	—	641.9
Mortgage-related commitments	818.5	—	724.0	90.9	—	1,633.4
Forward starting reverse repos and repos	600.3	—	—	—	—	600.3

	$1,508.4	$52.1	$1,196.8	$127.0	$569.1	$3,453.4

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of February 29, 2012. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
A	$30.0	$—	$—	$30.0	$2.9	$27.1
BBB	23.0	—	—	23.0	13.0	10.0
Non-investment grade	73.6	46.0	—	119.6	32.2	87.4
Unrated	—	684.6	—	684.6	167.2	517.4

Total	$126.6	$730.6	$—	$857.2	$215.3	$641.9

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $215.3 million of funded loans included in Financial instruments owned — Loans and a $1.8 million credit related to lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of February 29, 2012.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.    On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form JFIN. At February 29, 2012, the total committed equity capital of JFIN was $1.0 million, to be funded equally by each partner. As of February 29, 2012, we have funded $107.5 million of our aggregate $500.0 million commitment leaving $392.5 million unfunded.

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation to form LoanCore, a commercial real estate finance company with an aggregate equity commitment of $600.0 million. As of February 29, 2012, we have funded $168.5 million of our $291.0 million equity commitment in LoanCore, leaving $115.0 million unfunded, net of financing charges.

At February 29, 2012, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the USA Fund (Jefferies Capital Partners V L.P. and the USA Fund are collectively “Fund V”). As of February 29, 2012, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC., leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010 and on August 12, 2010, we entered into Subscription Agreements agreeing to commit up to $75.0 million in the USA Fund and $10.0 million in Jefferies Capital Partners V L.P., respectively. As of February 29, 2012, we have funded approximately $25.2 million and $3.4 million of our commitments to the USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $56.4 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner, of Jefferies Capital Partners IV L.P. As of February 29, 2012, we have funded approximately $41.6 million and $2.1 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $5.3 million unfunded in aggregate.

As of February 29, 2012, we had other equity commitments to invest up to $3.6 million in various other investments.

Loan Commitments.    From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

warranties and contractual conditions applicable to the borrower. As of February 29, 2012, we had $213.0 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives in the Consolidated Statements of Financial Condition was a liability of $1.8 million at February 29, 2012.

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with JFIN, to be funded equally, to support loan underwritings by JFIN. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of February 29, 2012, we have funded $79.9 million of the aggregate principal balance and $420.1 million of our commitment remained unfunded.

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $54.0 million. As of February 29, 2012, we funded approximately $45.2 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $8.8 million of our commitment remained unfunded.

The unfunded loan commitments to JFIN and JEP IV of $428.9 million in aggregate are unrated and included in the total unrated lending commitments of $517.4 million presented in the table above.

Mortgage-Related Commitments.    We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $67.0 million at February 29, 2012.

Forward Starting Reverse Repos and Repos.    We enter into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 29, 2012 (in millions).

	Expected Maturity Date
Guarantee Type	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Notional/ Maximum Payout
Derivative contracts — non-credit related	$25,026.8	$3,040.8	$46,828.4	$—	$—	$74,896.0
Derivative contracts — credit related	—	—	5.0	350.1	44.6	399.7

Total derivative contracts	$25,026.8	$3,040.8	$46,833.4	$350.1	$44.6	$75,295.7

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

At February 29, 2012 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$19.6	$10.0	$315.0	$14.8	$40.3	$399.7

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 29, 2012, the fair value of derivative contracts meeting the definition of a guarantee is approximately $144.5 million.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

As of February 29, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Adjusted Net	Adjusted Net
	Net Capital	Excess Net Capital
Jefferies	$961,360	$915,567
Jefferies Execution	10,470	10,220
Jefferies High Yield Trading	575,342	575,092

	Adjusted Net	Adjusted Net
	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$230,276	$74,238

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom (“U.K.”).

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Our net revenues and expenses by segment are summarized below for the three months ended February 29, 2012 and February 28, 2011 (in millions):

	Three Months Ended
	February 29, 2012	February 28, 2011
Capital Markets:
Net revenues	$774.4	$734.5
Expenses	$603.2	$569.6
Asset Management:
Net revenues	$5.6	$23.9
Expenses	$6.1	$9.4
Total:
Net revenues	$780.0	$758.4
Expenses	$609.3	$579.0

Our total assets by segment are summarized below as of February 29, 2012 and November 30, 2011 (in millions):

	February 29, 2012	November 30, 2011
Segment Assets:
Capital Markets	$34,546.0	$34,946.1
Asset Management	17.7	25.4

Total assets	$34,563.7	$34,971.4

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. The following table presents Net revenues by geographic region for the three months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Americas(1)	$662,639	$653,896
Europe(2)	105,397	110,225
Asia (including Middle East)	11,930	(5,739)

Net revenues	$779,966	$758,382

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 23.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.    We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Equity Related Funds”). At February 29, 2012 and November 30, 2011, loans to and/ or equity investments in Private Equity Related Funds were $131.0 million and $128.1 million, respectively. Interest income earned on loans to Private Equity Related Funds was $0.8 million and $0.7 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Other income and investment income related to net gains and losses on our investment in Private Equity Related Funds was a $4.8 million loss and a $6.0 million gain for the three months ended February 29, 2012 and February 28, 2011, respectively. For further information regarding our commitments and funded amounts to Private Equity Related Funds see Note 20, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC.    At February 29, 2012, we have commitments to purchase $207.0 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees.    At February 29, 2012 and November 30, 2011, we had $51.4 million and $59.2 million, respectively, of loans outstanding to certain of our employees that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia.    During the three months ended February 29, 2012 and February 28, 2011, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $8.3 million and $0, respectively. These revenues are recorded in Commission income on the Consolidated Statements of Earnings.

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

This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•	the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2011 and filed with the SEC on January 27, 2012;

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

•	the notes to the unaudited consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.

Any forward looking statement speaks only as of the date on which that statement is made. We will not update any forward looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.

Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	February 29, 2012	February 28, 2011
Net revenues, less mandatorily redeemable preferred interest	$758,122	$741,944
Non-interest expenses	609,253	579,013
Earnings before income taxes	148,869	162,931
Income tax expense	52,152	60,886
Net earnings	96,717	102,045
Net earnings to noncontrolling interests	19,581	14,704
Net earnings to common shareholders	77,136	87,341
Earnings per diluted common share	$0.33	$0.42
Effective tax rate	35.0%	37.4%

Executive Summary

Net revenues, less mandatorily redeemable preferred interest, for the three months ended February 29, 2012 increased 2% to a record $758.1 million as compared to $741.9 million for the three months ended February 28, 2011 primarily driven by strong investment banking results and the Global Commodities Group business (also referred to as “Jefferies Bache”) we acquired on July 1, 2011 from Prudential Financial, Inc. (“Prudential”). We also recognized in the first quarter of 2012, a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc and a gain on debt extinguishment of $9.9 million. Non-interest expenses of $609.3 million for the three months ended February 29, 2012 reflect a 5% increase over the 2011 three month period primarily attributable to the inclusion of the costs of the Global Commodities Group and higher technology and communication costs. Compensation costs for the three month period ended February 29, 2012 were 57.2% of Net revenues as compared to 58.4% for the three month period ended February 28, 2011.

Our effective tax rate was 35.0% for the three months ended February 29, 2012 and 37.4% for the three months ended February 28, 2011. The decrease in our effective tax rate as compared to the comparable period in the prior fiscal year was primarily attributable to the realization of unrecognized tax benefits related to state income taxes and differences in the mix of taxable profits by business region.

At February 29, 2012, we had 3,851 employees globally, as compared to 3,082 at February 28, 2011. We added approximately 400 employees on July 1, 2011 as part of the Global Commodities Group acquisition. With the acquisition of Hoare Govett in February 2012 we added an additional 51 employees.

Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2011.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions and our own performance. The following provides a summary of “Revenues by Source” for the three months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended
	February 29, 2012		February 28, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$136,215	17%	$177,358	23%
Fixed income	339,147	43	318,097	42

Total sales and trading	475,362	60	495,455	65
Other	13,175	2	—	—
Equity	46,187	6	49,684	7
Debt	89,695	11	62,967	8

Capital markets	135,882	17	112,651	15
Advisory	149,913	19	126,408	17

Investment banking	285,795	36	239,059	32
Asset management fees and investment income from managed funds:
Asset management fees	11,888	2	16,117	2
Investment income from managed funds	(6,254)	—	7,751	1

Total	5,634	2	23,868	3

Net revenues	779,966	100%	758,382	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	21,844		16,438

Net revenues, less mandatorily redeemable preferred interest	$758,122		$741,944

Net Revenues

Net revenues, before interest on mandatorily redeemable preferred interests, for the three months ended February 29, 2012 were a record $780.0 million, an increase of 3% as compared to Net revenues of $758.4 million during the three months ended February 28, 2011. The favorable results were primarily due to an increase of 20% in investment banking revenue to $285.8 million for the three months ended February 29, 2012 and the inclusion of revenues from our Jefferies Bache businesses acquired in July 2011. Net revenues for the three months ended February 29, 2012 also include a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2011 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk. These increases were partially offset by a decline in equities and asset management revenues compared with the three months ended February 28, 2011.

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method.

Total equities revenue was $136.2 million and $177.4 million for the three months ended February 29, 2012 and February 28, 2011, respectively, a decrease of $41.2 million or 23%. Equities revenue is heavily driven by client transaction volumes, which is dependent in part on the overall level of activity of our clients.

U.S. equity market conditions during the first quarter of fiscal 2012 were characterized by increasing stock prices, however, on very low volumes. The New York Stock Exchange and NASDAQ exchange volumes were down 20% and 9%, respectively, compared to the three months ended February 28, 2011, resulting in reduced commission revenues from our equity cash and electronic trading desks. Partially offsetting these lower revenues was an increase in Asian equity commissions as we continue to build our client base within the region.

Equity trading revenues from block trading opportunities increased compared to the comparable prior year quarter, however revenue gains were offset by a decline in performance from certain strategic investments. Net earnings from our investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC were $21.7 million for the quarter, an increase of $7.6 million compared to the comparable quarter in the prior fiscal year reflecting a full quarter of revenue contributions from Jefferies LoanCore, LLC in 2012. Revenues from our joint venture investments are partially offset by increased interest expense associated with our increased investment and commitments to these ventures.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Fixed income revenue was $339.1 million for the three months ended February 29, 2012, an increase of 7% compared to $318.1 million for the three months ended February 28, 2011, and includes a full quarter of revenue from Jefferies Bache following our acquisition of the Global Commodities Group from Prudential in July 2011. Jefferies Bache benefited from an upturn in volatility in the latter part of the quarter; however counterparty activity, while improved from the end of fiscal 2011, remained somewhat reduced from historical levels.

Our credit business benefited from credit spreads tightening considerably. In Europe, investor confidence returned in response to austerity measures taken by European governments during the quarter and helped drive the results of our European credit business. Additionally, certain high yield positions generated significant principal transaction gains. Municipal trading activities benefited from spreads tightening and price appreciation in the current quarter, offsetting a decline in municipal sales commission revenues as compared to the comparable prior year period. Mortgage revenues were robust for the three months ended February 29, 2012 as the markets rallied on tighter interest and mortgage index spreads; though revenues for the first quarter of 2012 were down as compared to an extremely strong trading result from the mortgage platform in the prior year comparable quarter.

Of the results recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 66% of such results for the three months ended February 29, 2012 and February 28, 2011 are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Other Revenue

Other revenue of $13.2 million for the three months ended February 29, 2012 is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million on the acquisition of Hoare

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Govett. For additional information see Note 3, Acquisitions and Note 13, Long-term Debt, respectively, in our consolidated financial statements.

Investment Banking Revenue

We provide a full range of financial advisory services to our clients across most industry sectors in both the U.S. and international markets. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity convertible financing services. Advisory revenue is generated from our advisory services with respect to merger, acquisition and restructuring transactions, fund placement activities, as well as other activities, including fairness opinions and valuation analyses. The following table sets forth our investment banking revenue (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011	% Change
Equity	$46,187	$49,684	-7%
Debt	89,695	62,967	42%

Capital markets	135,882	112,651	21%
Advisory	149,913	126,408	19%

Total	$285,795	$239,059	20%

Investment banking revenue increased 20% to $285.8 million for the three months ended February 29, 2012 as compared to revenue of $239.1 million for the three months ended February 28, 2011 and was principally driven by increased advisory and debt underwriting revenues.

In the three months ended February 29, 2012, we served as financial advisor on 22 merger and acquisition transactions having an aggregate transaction value of $24 billion, and the average transaction value of completed advisory deals increasing significantly during the quarter as compared to the comparable quarter in the prior year. Notable transactions completed in the first quarter of fiscal 2012 included acting as sole financial advisor to XLHealth Corp. in its sale to UnitedHealth Group, as joint financial advisor to Brigham Exploration Company in its $4.6 billion sale to Statoil ASA, as sole advisor to Samson Investment Company in its $7.2 billion sale to an investor group led by Kohlberg Kravis Roberts & Co. LP and as sole financial advisor to Strides Acrolab Limited on its sale of Ascent Pharmahealth Ltd. to Watson Pharmaceuticals, Inc.

Debt capital market revenues increased 42% to $89.7 million from $63.0 million in the comparable prior year quarter, as companies took advantage of cheaper borrowing costs and more favorable economic and market conditions. Equity capital market revenues totaled $46.2 million for the three months ended February 29, 2012, as compared to $49.7 million for the comparable quarter in the prior fiscal year, a decrease of $3.5 million. During the three months ended February 29, 2012, we executed 22 public equity financings, 20 of which we acted as sole or joint bookrunner.

Asset Management Fees and Investment Income (Loss) from Managed Funds

Asset management revenue includes management and performance fees from funds and accounts managed by us, management and performance fees from related party managed funds and accounts and investment income (loss) from our investments in these funds and accounts and in related party managed funds. The key components of asset management revenue are the level of assets under management and the performance return, both on an absolute basis and relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following summarizes the results of our Asset Management segment for the three months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Asset management fees:
Fixed income	$739	$740
Equities	1,224	1,850
Convertibles	5,923	10,825
Commodities	4,002	2,702

	11,888	16,117
Investment (loss) income from managed funds(1)	(6,254)	7,751

Total	$5,634	$23,868

(1)	Of the total investment (loss) income from managed funds, $0 and $0.07 million is attributed to noncontrolling interest holders for the three months ended February 29, 2012 and February 28, 2011, respectively.

Asset management fees decreased by $4.2 million to $11.9 million for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011. Consistent with lower assets under management in our global convertible bond funds and managed accounts compared to February 28, 2011, we recorded lower management and performance fees in the current quarter, which was partially offset by increased fees from our commodity programs due to customer asset inflows and performance of the programs relative to applicable benchmark indexes.

In January 2010, we sold our contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC for which we received as consideration, entitlement for the remaining life of the contracts to receive a portion of the asset management fees. These fees are presented as Fixed income asset management fees in the table above. The returns on our remaining investments in the CLOs are included within Principal transaction revenues.

Income from our investments in managed funds decreased by $14.0 million to a loss of $6.3 million for the three months ended February 29, 2012, as compared to a gain of $7.8 million for the three months ended February 28, 2011. In the current quarter, asset depreciation in portfolio companies in private equity funds managed by a related party resulted in the investment loss. This compares with gains recognized on our investments in private equity funds for the three months ended February 28, 2011.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	February 29, 2012	February 28, 2011
Assets under management(1):
Equities	$315	$88
Convertibles	1,583	2,376
Commodities	632	76

Total	$2,530	$2,540

(1)	Assets under management include assets actively managed by us including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Assets under management at February 29, 2012 include a long-short equity managed account and funds launched in May 2011 and August 2011, respectively.

Change in Assets under Management

	Three Months Ended
(in millions)	February 29, 2012	February 28, 2011	% Change
Balance, beginning of period	$2,284	$1,964	16%

Net cash flow in	144	361
Net market appreciation	102	215

	246	576

Balance, end of period	$2,530	$2,540	0%

Net cash inflows of $144 million in the three months ended February 29, 2012 were primarily into our commodity programs due to new accounts gained and additional customer inflows, net of customer outflows from our global convertible bond funds. Net market appreciation of $102 million resulted from appreciation in the underlying assets of our global convertible bond funds and, to a lesser extent, our commodity funds.

The net increase in assets under management of $576 million during the three months ended February 28, 2011 is primarily attributable to new customer investments in our global convertible fund as well as market appreciation of the underlying assets and, to a lesser extent, new investments in our commodities funds.

Managed Accounts

We manage certain portfolios as mandated by client arrangements whereby management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on these measures by predominant asset strategy were as follows (in millions):

(notional account value)
	February 29, 2012	February 28, 2011
Managed Accounts:
Equities	$—	$148
Commodities	2,029	916

	$2,029	$1,064

Change in Managed Accounts

(notional account value)	Three Months Ended
(in millions)	February 29, 2012	February 28, 2011
Balance, beginning of period	$1,612	$949
Net account additions	337	(12)
Net account appreciation	80	127

Balance, end of period	$2,029	$1,064

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The increase in the notional account value of our Managed Accounts as compared to February 28, 2011, is primarily due to an increase in investors as result of the acquisition of Jefferies Bache in July 2011.

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at February 29, 2012 and November 30, 2011 (in thousands):

	February 29, 2012	November 30, 2011
Unconsolidated funds(1)	$72,496	$70,224
Consolidated funds(2)	9,878	10,076

Total	$82,374	$80,300

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition.

(2)	Invested capital in managed funds includes funds that are actively managed by us and by third parties and related parties including hedge funds, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds and accounts, certain funds and accounts are consolidated and the assets and liabilities of these funds and accounts are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated.

Non-interest Expenses

Non-interest expenses for the three months ended February 29, 2012 and February 28, 2011, were as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Compensation and benefits	$446,462	$442,892
Floor brokerage and clearing fees	27,838	28,132
Technology and communications	61,450	43,675
Occupancy and equipment rental	22,565	17,979
Business development	22,247	19,938
Professional services	13,693	13,276
Other	14,998	13,121

Total non-compensation expenses	$162,791	$136,121

Total non-interest expenses	$609,253	$579,013

Compensation and Benefits

Compensation and benefits expense consists primarily of salaries, benefits, cash bonuses, commissions, annual share-based compensation award, and the amortization of certain nonannual share-based and cash compensation to employees. Annual share-based awards to employees as a part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, the compensation expense for a substantial portion of share-based awards granted at year end as part of annual compensation is fully recorded in the year of the award.

Compensation and benefits expense totaled $446.5 million for the three months ended February 29, 2012, a 1% or $3.6 million increase as compared to the three months ended February 28, 2011, primarily due to higher average headcount both domestically and internationally in the current fiscal quarter. Employee headcount increased to 3,851 employees globally at February 29, 2012 as compared to 3,082 employees at February 28, 2011. Approximately 400

JEFFERIES GROUP, INC. AND SUBSIDIARIES

employees and 51 employees were added to our firm on July 1, 2011 and on February 1, 2012 in connection with the acquisitions of the Global Commodities Group and Hoare Govett, respectively. Compensation and benefits as a percentage of net revenues decreased from 58.4% for the three months ended February 28, 2011 to 57.2% for the current quarter in fiscal 2012 reflective of the mix of revenues for the three months ended February 29, 2012.

Included within compensation and benefits expense are share-based amortization expense for senior executive awards previously granted in January 2010, non-annual share-based and cash-based awards to other employees, including replacement stock and retention awards to Jefferies Bache and former Hoare Govett employees, and prior year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to $57.6 million in the first quarter of fiscal 2012 compared to $33.6 for the comparable 2011 quarter.

For the three months ended February 29, 2012, compensation and benefits expense included $5.8 million relating to the acquisition of the Global Commodities Group on July 1, 2011 and Hoare Govett on February 1, 2012, comprising amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited as a result of the acquisition, amortization of retention awards granted to Hoare Govett employees and bonuses awarded to employees as a result of the completion of the Hoare Govett acquisition in February 2012. When excluding these costs, together with the bargain purchase gain of $3.4 million and the gain on debt extinguishment of $9.9 million recognized in Other revenues, our ratio of Compensation and benefits expense to Net revenues for the three months ended February 29, 2012 was 57.4%.

Non-Compensation Expenses

Non-compensation expenses were $162.8 million for the three months ended February 29, 2012, a 20% or $26.7 million increase, as compared to expenses of $136.1 million for the three months ended February 28, 2011. The increase from the first quarter 2011 was predominantly driven by the inclusion of the costs of the Global Commodities Group and higher technology and communication costs.

Technology and communications expense increased 41%, or $17.8 million, to $61.5 million for the three months ended February 29, 2012 versus an expense of $43.7 million for the first quarter of fiscal 2011. Exclusive of the effect of the Global Commodities Group, technology and communications expenses increased due to expansion of our business platforms and support infrastructure, driven by increased headcount, continued build out of our Asia businesses and corporate projects. Floor brokerage and clearing expenses were comparable with the three months ended February 28, 2011; however, exclusive of Jefferies Bache activity, floor brokerage and clearing expenses were down commensurate with lower equity trading volumes.

Business development costs increased 12%, or $2.3 million, to $22.2 million for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011, due to continued efforts to build market share and further enhance the Jefferies brand, in particular our loan origination business conducted through our Jefferies Finance joint venture and our futures business. Occupancy and equipment expense increased 26%, or $4.6 million, to $22.6 million for the three months ended February 29, 2012 primarily due to the inclusion of office costs for Jefferies Bache and our office growth in Asia and Europe. Professional services expense increased 3% for the three months ended February 29, 2012, or $0.4 million, to $13.7 million primarily driven by legal and consulting fees related to the acquisition of the Global Commodities Group.

Non-compensation expenses as a percentage of net revenues was 21% for the three months ended February 29, 2012 as compared to 18% for the three months ended February 28, 2011.

Earnings Before Income Taxes

Earnings before income taxes was $148.9 million for the three months ended February 29, 2012, down from Earnings before income taxes of $162.9 million for the three months ended February 28, 2011.

Income Taxes

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The provision for income taxes was a tax expense of $52.2 million, an effective tax rate of 35.0%, for the three months ended February 29, 2012, compared with a provision of $60.9 million, an effective tax rate of 37.4%, for the three months ended February 28, 2011. The decrease in our effective income tax rate for the three months ended February 29, 2012 as compared to the comparable period in the prior fiscal year is primarily attributable to the realization of unrecognized tax benefits related to state income taxes and the differences in the mix of taxable profits by business region.

Earnings per Common Share

Diluted net earnings per common share was $0.33 for the three months ended February 29, 2012 on 222,162,000 shares, compared to diluted net earnings per common share of $0.42 for the three months ended February 28, 2011 on 203,257,000 shares. See Note 18, Earnings Per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.

Recent Accounting Developments

Balance Sheet Offsetting Disclosures.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to Topic 210, Balance Sheet. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operation or cash flows.

Goodwill Testing — In September 2011, the FASB issued ASU, Testing Goodwill for Impairment (“ASU 2011-08”) to Topic 350, Intangibles — Goodwill and Other. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective March 1, 2012 and will be applied prospectively. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of February 29, 2012 and November 30, 2011 (in thousands):

	February 29, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$1,486,405	$1,517,197	$1,235,079	$1,330,096
Corporate debt securities	3,087,846	1,893,280	2,868,304	1,614,493
Government, federal agency and other sovereign obligations	5,052,529	4,279,673	7,471,563	3,209,713
Mortgage- and asset-backed securities	3,423,647	16,712	3,923,303	50,517
Loans and other receivables	427,134	93,606	376,146	151,117
Derivatives	312,156	201,245	525,893	249,037
Investments	105,719	—	105,585	—
Physical commodities	205,112	—	172,668	—

	$14,100,548	$8,001,713	$16,678,541	$6,604,973

At February 29, 2012 and November 30, 211 derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options, and interest rate and commodity swaps.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011
Residential mortgage-backed securities	$128,751	$149,965	$—	$—
Loans and other receivables	104,449	97,291	—	10,157
Investments at fair value	78,110	78,326	—	—
Collateralized debt obligations	72,576	47,988	—	—
Commercial mortgage-backed securities	35,792	52,407	—	—
Corporate debt securities	33,606	48,140	74	74
Corporate equity securities	30,269	13,489	11,511	—
Other asset-backed securities	5,389	3,284	—	—
Municipal securities	1,176	6,904	—	—
Sovereign obligations	140	140	—	—
Derivatives	120	124	8,430	9,409

Total Level 3 financial instruments	490,378	498,058	$20,015	$19,640

Level 3 financial instruments for which the firm bears no economic exposure(1)	(55,510)	(45,901)

Level 3 financial instruments for which the firm bears economic exposure	434,868	452,157
Investments in managed funds	73,015	70,740

Level 3 assets for which the firm bears economic exposure(1)	$507,883	$522,897

Total Level 3 assets	$563,393	$568,798

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.3%	0.3%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other liabilities of approximately $2.8 million and $3.8 million at February 29, 2012 and November 30, 2011, respectively.

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Three Months Ended
	February 29, 2012	February 28, 2011
Assets:
Transfers from Level 3 to Level 2	$41.5	$8.5
Transfers from Level 2 to Level 3	109.9	26.8
Net (losses) gains	(9.7)	40.1
Liabilities:
Transfers from Level 3 to Level 2	$2.2	$—
Transfers from Level 2 to Level 3	—	—
Net losses	(1.5)	(2.6)

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

Goodwill

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. The fair value of reporting units are based on valuations techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Refer to Note 11, Goodwill and Other Intangible Assets, in our consolidated financial statements for further detail on our assessment of goodwill.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Our actual levels of capital, total assets, and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short term funding. We have historically maintained a balance sheet consisting of a large portion of our total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage activity. The liquid nature of these assets provides us with flexibility in financing and managing our business.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	February 29, 2012	November 30, 2011	% Change
Total assets	$34,563.7	$34,971.4	-1%
Cash and cash equivalents	2,589.2	2,393.8	8%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,636.5	3,345.0	9%
Financial instruments owned	14,100.5	16,678.5	-15%
Financial instruments sold, not yet purchased	8,001.7	6,605.0	21%
Total Level 3 assets	563.4	568.8	-1%
Level 3 financial instruments for which we have economic exposure	434.9	452.2	-4%
Securities borrowed	$5,036.4	$5,169.7	-3%
Securities purchased under agreements to resell	4,434.6	2,893.0	53%

Total securities borrowed and securities purchased under agreements to resell	$9,471.0	$8,062.7	17%

Securities loaned	$1,829.1	$1,706.3	7%
Securities sold under agreements to repurchase	8,576.9	9,620.7	-11%

Total securities loaned and securities sold under agreements to repurchase	$10,406.0	$11,327.0	-8%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Total assets at February 29, 2012 were essentially unchanged from November 30, 2011 as management decided to reduce trading balances and leverage to demonstrate the underlying liquidity of our trading assets and liabilities at year end and has primarily maintained this liquidity approach. The reduction in trading balances was done across asset classes and fair value hierarchy levels. During the three months ended February 29, 2012, average total assets were approximately 22% higher than total assets at February 29, 2012.

As a futures commission merchant, Jefferies Bache, LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. As a result of the acquisition of this business and the related margin requirements for such activity, the balance of cash and securities segregated increased at November 30, 2011 from prior years and remains consistent at February 29, 2012 with levels expected for this business activity. Jefferies & Company, Inc. (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar requirements exist with respect to our U.K.-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are separately segregated and “locked-up” apart from our funds. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities.

Our total financial instruments owned inventory at February 29, 2012 decreased by $2.6 billion to $14.1 billion as compared to November 30, 2011, resulting from a $3.8 billion decrease in U.S. government and agency securities partially offset by a $1.4 billion increase in Sovereign obligation securities. Our Financial instruments sold, not yet purchased increased to $8.0 billion from $6.6 billion at November 30, 2011 of which Sovereign obligation securities accounted for $1.1 billion of the increase. Sovereign inventory on our Rates desk moved from a net short position of $131.5 million at November 30, 2011 to a net long of $140.5 million at February 29, 2012, driven by increases in securities of western Europe sovereigns (excluding Portugal, Ireland, Italy, Greece and Spain).

As a Primary Dealer in the U.S. and our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Portugal, Ireland, Italy, Greece and Spain as of February 29, 2012, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

Our net inventory positions decreased by $4.0 billion to $6.1 billion as of February 29, 2012 from $10.1 billion as of November 30, 2011 with U.S. government and agency securities accounting for $3.8 billion of the decrease. Our net mortgage- and asset-backed securities inventory decreased by 12%, from $3.8 billion at November 30, 2011 to $3.4 billion at February 29, 2012. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets.

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

At February 29, 2012 and November 30, 2011, our Level 3 financial instruments owned for which we have economic exposure was 3% and 3%, respectively, of our total financial instruments owned. Level 3 mortgage- and asset-backed

JEFFERIES GROUP, INC. AND SUBSIDIARIES

securities represent 5% and 5% of total mortgage- and asset-backed securities at February 29, 2012 and November 30, 2011, respectively.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 17% from November 30, 2011 to February 29, 2012 due to an increase in the use of secured financing activity to support our fixed income business, specifically in connection with an overall increase in short sovereign obligation positions. The outstanding balance of our securities loaned and securities sold under agreements to repurchase decreased by 8% from November 30, 2011 to February 29, 2012, consistent with the small decline in overall long inventory for the first quarter of 2012. Additionally, during the three months ended February 29, 2012, and consistent with fiscal 2011, we utilized more repurchase agreements executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended February 29, 2012, were 3% and 19% higher, respectively, than the February 29, 2012 balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2011, were 67% and 37% higher, respectively, than the November 30, 2011 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 29, 2012	Twelve Months Ended November 30, 2011
Securities Purchased Under Agreements to Resell
Period end	$4,435	$2,893
Month end average	4,584	4,780
Maximum month end	4,988	6,956
Securities Sold Under Agreements to Repurchase
Period end	$8,577	$9,621
Month end average	10,443	13,024
Maximum month end	11,396	18,231

The decrease in securities sold under agreements to repurchase in the current quarter as compared to the prior year is as a result of, in November 2011, reducing our trading inventory as part of an overall strategy to reduce our leverage and demonstrate the liquidity of our trading positions.

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell over the periods presented are influenced in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products. Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market.

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of February 29, 2012 and November 30, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

		February 29, 2012	November 30, 2011
Total assets		$34,563,740	$34,971,422
Deduct:	Securities borrowed	(5,036,447)	(5,169,689)
	Securities purchased under agreements to resell	(4,434,611)	(2,893,043)
Add:	Financial instruments sold, not yet purchased	8,001,713	6,604,973
	Less derivative liabilities	(201,245)	(249,037)

Subtotal		7,800,468	6,355,936
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,636,531)	(3,344,960)
	Goodwill and intangible assets	(385,335)	(385,589)

Adjusted assets		$28,871,284	$29,534,077

Total stockholders’ equity		$3,619,921	$3,536,975
Deduct:	Goodwill and intangible assets	(385,335)	(385,589)

Tangible stockholders’ equity		$3,234,586	$3,151,386

Leverage ratio(1)		9.5	9.9

Adjusted leverage ratio(2)		8.9	9.4

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. With total assets essentially unchanged, our leverage ratio and adjusted leverage ratio decreased from November 30, 2011 to February 29, 2012 due to the reduction in our net trading inventory, partially offset by increases in securities purchased under agreements to resell and stockholders’ equity.

Liquidity Management

The key objectives of the liquidity management framework are to support the successful execution of our business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial distress. Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material franchise or business impact

The principal elements of our liquidity management framework are our Contingency Funding Plan, our Cash Capital Policy and our assessment of Maximum Liquidity Outflow.

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

Cash Capital Policy.    We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses

JEFFERIES GROUP, INC. AND SUBSIDIARIES

of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $8.3 billion as of February 29, 2012 exceeded our cash capital requirements.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 29, 2012, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	February 29, 2012	Average balance Quarter ended February 29, 2012(1)	November 30, 2011
Cash and cash equivalents:
Cash in banks	$636,452	$764,314	$846,990
Money market investments	1,952,741	1,025,329	1,546,807

Total cash and cash equivalents	2,589,193	1,789,643	2,393,797

Other sources of liquidity:
Securities purchased under agreements to resell(2)	282,465	452,212	233,887
U.K. liquidity pool(2)	386,179	274,146	303,416
Other(3)	313,294	395,483	509,491

Total other sources	981,938	1,121,841	1,046,794

Total cash and cash equivalents and other liquidity sources	$3,571,131	$2,911,484	$3,440,591

(1)	Average balances are calculated based on weekly balances.

(2)	The liquidity pool, segregated by our U.K. broker-dealer, as required by FSA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area (“EEA”), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for 80% of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 29, 2012 and November 30, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	February 29, 2012		November 30, 2011
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)
Corporate equity securities	$1,473,594	$140,586	$1,105,271	$297,408
Corporate debt securities	1,961,871	114,069	2,193,821	48,503
U.S. Government, agency, and municipal securities	2,238,792	68,405	6,109,749	19,003
Other sovereign obligations	2,614,505	353,431	1,166,577	336,453
Agency mortgage- and asset-backed securities(1)	2,790,284	—	3,249,366	—
Physical commodities	205,112	—	172,668	88,307

	$11,284,158	$676,491	$13,997,452	$789,674

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three months ended February 29, 2012 were approximately $17.8 billion.

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

Secured Financing

We rely principally on secured and readily available funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured funding, primarily through securities financing transactions. We do not use or rely on “wholesale funding,” a catch-all term typically used to refer to unsecured short-term funding, such as brokered deposits, foreign deposits or commercial paper. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 89% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

During fiscal 2011, and despite the increasingly uncertain economic situation in Europe and elsewhere, we continued to gain access to additional liquidity providers and increased funding availability both in terms of asset classes being financed and the term of the financing being offered. Near the end of the third quarter, given the instability and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

possible credit tightening of European banks, we began to execute more of our financing of European Sovereign inventory using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we successfully increased the term of the bi-lateral financings. The remaining 11% of our outstanding repo balances is currently contracted bi-laterally of which a significant portion is on a term basis. The following table provides detail on the composition of our outstanding repurchase agreements at February 29, 2012 (in millions):

	Repo Profile by Instrument Type
Contract Type	Total Contract Amount	Clearing Organization Eligible	% of Total	Non-Eligible	% of Total
Treasury	$7,516	$7,516	100%	$—	0%
Sovereign	2,247	2,247	100%	—	0%
Agency Debt	1,784	1,784	100%	—	0%
Agency MBS	5,459	4,470	82%	989	18%
Non-Agency MBS/ABS	375	—	0%	375	100%
Corporate Debt	805	151	19%	654	81%
Municipal	66	—	0%	66	100%
Other	4	1	25%	3	75%

	$18,256	$16,169	89%	$2,087	11%

This is augmented by our $937.5 million of uncommitted secured and unsecured bank lines, comprised of $925.0 million of bank lines and $12.5 million of letters of credit. Of the $925.0 million uncommitted bank lines, $775.0 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.

Short-term Borrowings

Bank loans represent temporary (usually overnight) secured and unsecured short term borrowings, which are generally payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. Average daily bank loans for the three months ended February 29, 2012 and the year ended November 30, 2011 were $0 and $12.0 million, respectively. In addition to bank loans, we have a one year $100.0 million term loan with Prudential Financial, Inc. to provide working capital as needed to the Jefferies Bache entities. Borrowings under the Prudential facility were $100.0 million at February 29, 2012.

Long-term Debt and Long-term Capital

We had total long-term capital of $8.3 billion and $8.2 billion resulting in a long-term debt to equity capital ratio of 1.30:1 and 1.33:1 at February 29, 2012 and November 30, 2011, respectively. Our total capital base as of February 29, 2012 and November 30, 2011 was as follows (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	February 29, 2012	November 30, 2011
Long-Term Debt(1)	$4,242,808	$4,254,000
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	332,378	310,534
Total Stockholders’ Equity	3,619,921	3,536,975

Total Capital	$8,320,107	$8,226,509

(1)	Long-term debt for purposes of evaluating long-term capital at February 29, 2012 and November 30 2011 excludes $253.3 million and $254.9 million, respectively, of our 7.75% Senior Notes as the notes mature in less than one year from the balance sheet date and excludes $250.0 million and $100.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility.

In ensuring a stable and adequate long-term capital base, we raised $430 million of common equity in April 2008; and in connection with our announcement of the $422 million acquisition of Prudential Bache’s Global Commodities Group, in April 2011, we raised $500 million of additional common equity and $800 million in unsecured senior notes with a maturity of seven years. On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. At February 29, 2012 and November 30, 2011, we had borrowings outstanding under the Credit Facility amounting to $250.0 million and $100.0 million, respectively. These long-term capital raises and the Credit Facility exceeds the needs of Jefferies Bache and provides us with additional liquidity.

Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis, a financial officer of Jefferies Group, Inc. provides a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At February 29, 2012 and November 30, 2011, the minimum tangible net worth requirement was $2,097.4 million and $2,058.8 million, respectively and the minimum liquidity requirement was $416.0 million and $411.0 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our debt were treated as debt extinguishment and debt reissuance, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the three months ended February 29, 2012. The balance of Long-term debt has been reduced by $37.1 million as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011, which is being amortized over the remaining life of the debt using the effective yield method.

As of February 29, 2012, our long-term debt has an average maturity exceeding 9 years, excluding the Credit Facility and the 7.75% Senior Notes due on March 15, 2012. We have no other scheduled debt maturities until the $250.0 million 5.875% Senior Note matures in 2014.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Our long-term debt ratings are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Negative
Fitch Ratings	BBB	Stable

There were no changes to our long-term debt ratings from the previous quarter. Subsequent to November 30, 2011, Fitch Ratings and Moody’s Investors Service reaffirmed our credit ratings taking into account recent events, including the bankruptcy of MF Global Holdings, Ltd., investors’ heightened focus on balance sheet liquidity, the composition of our balance sheet and recent actions we have taken with regard to our balance sheet composition. On January 27, 2012, Standards and Poor’s revised our outlook from Stable to Negative citing the soft market environment for investment banking and sales and trading.

We rely upon our cash holdings and external sources to finance a significant portion of our day to day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and in turn impact certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings. In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties in the event of a credit rating downgrade. At February 29, 2012, the amount of additional collateral that could be called by counterparties under the terms of such agreements in the event of a one-notch downgrade of our long-term credit rating was $46.8 million and $134.3 million could be called in the event of a two-notch downgrade.

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of February 29, 2012. The table presents principal cash flows with expected maturity dates (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$253.3	$—	$748.6	$349.1	$3,145.1	$4,496.1
Senior secured revolving credit facility	—	—	250.0	—	—	250.0
Short-term Prudential loan	—	100.0	—	—	—	100.0
Interest payment obligations on senior notes	264.5	258.8	494.8	415.6	1,020.8	2,454.5
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	4.1	4.1	8.1	8.1	73.6	98.0

	521.9	362.9	1,501.5	772.8	4,364.5	7,523.6

Commitments and guarantees:
Equity commitments	0.3	0.2	8.2	—	569.1	577.8
Loan commitments	89.3	51.9	464.6	36.1	—	641.9
Mortgage-related commitments	818.5	—	724.0	90.9	—	1,633.4
Forward starting reverse repos and repos	600.3	—	—	—	—	600.3
Derivative contracts:
Derivative contracts — non credit related	25,026.8	3,040.8	46,828.4	—	—	74,896.0
Derivative contracts — credit related	—	—	5.0	350.1	44.6	399.7

	26,535.2	3,092.9	48,030.2	477.1	613.7	78,749.1

	$27,057.1	$3,455.8	$49,531.7	$1,249.9	$4,978.2	$86,272.7

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

At February 29, 2012, we did not have any commitments to purchase assets from our securitization vehicles. At February 29, 2012, we held $184.0 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial

JEFFERIES GROUP, INC. AND SUBSIDIARIES

instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities and Note 9, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 19, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

Common stockholders’ equity increased to $3,287.7 million at February 29, 2012 from $3,224.3 million at November 30, 2011. The increase in our common stockholders’ equity during the three months ended February 29, 2012 is principally attributed to net earnings to common shareholders, tax benefits for issuance of share-based awards, currency translation adjustment and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividends paid during the three months ended February 29, 2012 and repurchases of approximately 3.2 million shares of our common stock during the period for $47.9 million.

The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share amounts):

	February 29, 2012	November 30, 2011
Common stockholders’ equity	$3,287,677	$3,224,312
Less: Goodwill and intangible assets	(385,335)	(385,589)

Tangible common stockholders’ equity	$2,902,342	$2,838,723
Common stockholders’ equity	$3,287,677	$3,224,312
Add: Unrecognized compensation(6)	184,914	199,309

Adjusted common stockholders’ equity	$3,472,591	$3,423,621
Tangible common stockholders’ equity	$2,902,342	$2,838,723
Add: Unrecognized compensation(6)	184,914	199,309

Adjusted tangible common stockholders’ equity	$3,087,256	$3,038,032
Shares outstanding	205,818,784	197,160,006
Outstanding restricted stock units(5)	22,563,551	23,962,020
Year-end restricted stock awards(7)	—	6,339,000

Adjusted shares outstanding	228,382,335	227,461,026
Common book value per share(1)	$15.97	$16.35

Adjusted common book value per share(2)	$15.21	$15.05

Tangible common book value per share(3)	$14.10	$14.40

Adjusted tangible common book value per share(4)	$13.52	$13.36

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.

(7)	On November 29, 2011, we granted 6,339,000 shares of restricted stock as part of year-end compensation. These shares of restricted stock were issued in the first quarter of 2012 and increased shares outstanding.

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

At February 29, 2012, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 9,094,304 shares of our common stock at an effective conversion price of approximately $37.94 per share.

The following table sets for the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the three months ended February 29, 2012 and twelve months ended November 30, 2011:

Declaration Date	Record Date	Payment Date	Dividend per common share
Three months ended February 29, 2012:

December 19, 2011	January 17, 2012	February 15, 2012	$0.075

Twelve months ended November 30, 2011:

December 17, 2010	January 27, 2011	February 15, 2011	$0.075
March 21, 2011	April 15, 2011	May 16, 2011	$0.075
June 20, 2011	July 15, 2011	August 15, 2011	$0.075
September 20, 2011	October 17, 2011	November 15, 2011	$0.075

Additionally, on March 19, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on May 15, 2012 to stockholders of record as of April 16, 2012.

Net Capital

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

As of February 29, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$961,360	$915,567
Jefferies Execution	10,470	10,220
Jefferies High Yield Trading	575,342	575,092

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$230,276	$74,238

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom.

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

For discussion of liquidity and capital risk management refer to, “Liquidity, Financial Condition and Capital Resources” within Item 2. Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Risk Management Key Metrics

We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limit reflects our risk tolerance for a certain activity under normal business conditions. Key metrics included in our framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk, sensitivities (greeks), exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis metrics.

Market Risk

The potential for changes in the value of financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Market risk arises from market making, proprietary trading, underwriting, specialist and investing activities. We seek to manage our exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

Value-at-Risk

We estimate Value-at-Risk (VaR) using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss in value of our financial instruments over a specified time horizon at a given confidence level. We calculate a one-day VaR using a one year look-back period measured at a 95% confidence level. This implies that, on average, we expect to realize a loss of daily trading net revenue at least as large as the VaR amount on one out of every twenty trading days.

As with all measures of VaR, our estimate has inherent limitations due to the assumption that historical changes in market conditions are representative of the future. Furthermore, the VaR model measures the risk of a current static

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions, excluding corporate investments in asset management positions, using the past 365 days of historical date. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated. The following table illustrates the VaR for each component of market risk (in millions).

	Daily VaR(1) Value-at-Risk In Trading Portfolios
	VaR as of		Daily VaR for the Three Months Ended
Risk Categories	February 29, 2012	November 30, 2011	February 29, 2012			November 30, 2011
			Average	High	Low	Average	High	Low
Interest Rates	$5.72	$6.17	$5.98	$9.84	$4.53	$9.25	$13.15	$6.13
Equity Prices	2.17	2.06	4.97	13.81	1.54	3.03	6.87	1.25
Currency Rates	1.15	0.32	0.68	1.16	0.29	0.69	2.07	0.15
Commodity Prices	1.23	1.25	1.13	2.01	0.45	1.32	2.30	0.69
Diversification Effect(2)	(3.16)	(3.29)	(2.86)	N/A	N/A	(4.86)	N/A	N/A

Firmwide	$7.11	$6.51	$9.90	$16.51	$6.10	$9.43	$12.71	$6.51

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firm wide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Average VaR of $9.9 million during the three months ended February 29, 2012 increased from the $9.43 million average during the three months ended November 30, 2011. The increase is due mainly to higher equity exposure, primarily driven by equity block trades and capital markets related positions, and reduced diversification benefits, partially offset by a decline in the average VaR attributable to interest rate risk. Average VaR value for interest rates decreased due to reduced Euro rates positions and reduced holdings of mortgage-backed securities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters:

During the three months ended February 29, 2012, the significant increase in our daily VaR for a period of time resulted from higher equity exposure, primarily driven by an equity block trade. At February 29, 2012, we sold equity futures contracts that resulted in a decline in equity VaR at quarter end.

The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Trading related revenue is defined as principal transaction revenue, trading related commissions and net interest income. Results of the process at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR in the three months ended February 29, 2012.

Daily Net Trading Revenue

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended February 29, 2012 (in millions).

JEFFERIES GROUP, INC. AND SUBSIDIARIES

There were two days with trading losses out of a total of 61 trading days in the three months ended February 29, 2012.

Scenario Analysis and Stress Tests

We use stress testing to analyze the impact of specific market moves on our current portfolio both firm wide and within business segments. We employ a range of scenarios to estimate the potential loss from extreme market moves or stressful market environments. The scenarios comprise both historical market moves and hypothetical market environments, and they generally involve simultaneous moves of many risk factors. Indicative market moves in our scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates, changes in the shape of the yield curve and large moves in European markets. Because our stress scenarios are meant to reflect market moves that occur over a period of time, our estimates of potential loss assume some level of position reduction for liquid positions. Unlike our VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability; rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Credit Exposures

Credit exposure exists across a wide-range of products including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts.

•

Loans and lending arise in connection with our capital markets activities and represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at February 29, 2012.

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

Current counterparty credit exposures at February 29, 2012 and November 30, 2011 are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at February 29, 2012, excluding cash and cash equivalents, 80% are investment grade counterparties, compared to 82% at November 30, 2011, and are mainly concentrated in North America. Of the credit exposure in Europe, approximately 84% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. When comparing our credit exposure at February 29, 2012 with credit exposure at November 30, 2011, excluding cash and cash equivalents, current exposure has declined 7% to approximately $716 million from $773 million. The decrease is primarily due to a reduction in OTC metal derivatives and foreign exchange contracts.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011
AAA Range	—	—	4.1	0.4	—	—	4.1	0.4	1,952.7	1,546.3	1,956.8	1,546.6
AA Range	—	—	85.3	80.9	46.8	116.7	132.1	197.6	198.8	211.8	330.9	409.4
A Range	—	—	219.5	227.6	133.0	149.5	352.5	377.1	436.4	634.6	788.9	1,011.7
BBB Range	7.4	—	55.8	41.5	21.2	20.3	84.4	61.8	1.2	1.7	85.6	63.5
BB or Lower	21.1	7.7	89.4	81.4	10.7	19.6	121.2	108.7	0.1	—	121.3	108.7
Unrated	19.4	21.8	—	—	2.4	6.0	21.8	27.7	—	—	21.8	27.7

Total	47.9	29.4	454.1	431.8	214.1	312.1	716.1	773.3	2,589.2	2,394.3	3,305.3	3,167.6

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011
Asia/Latin America/Other	—	—	61.9	75.7	6.4	30.2	68.3	105.9	42.6	14.1	110.9	120.0
Europe	—	—	178.2	194.3	112.0	117.2	290.2	311.5	363.3	509.2	653.5	820.7
North America	47.9	29.4	214.0	161.9	95.7	164.6	357.6	355.9	2,183.3	1,871.0	2,540.9	2,226.9

Total	47.9	29.4	454.1	431.8	214.1	312.1	716.1	773.3	2,589.2	2,394.3	3,305.3	3,167.6

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011
Asset Managers	—	—	64.4	64.2	0.3	3.3	64.7	67.5	1,952.7	1,546.3	2,017.4	1,613.8
Banks, Broker-dealers	—	—	261.1	255.7	146.4	214.1	407.5	469.7	636.5	848.0	1,044.0	1,317.8
Commodities	—	—	28.4	41.5	41.5	34.2	69.9	75.8	—	—	69.9	75.8
Other	47.9	29.4	100.2	70.4	25.9	60.4	174.0	160.3	—	—	174.0	160.3

Total	47.9	29.4	454.1	431.8	214.1	312.1	716.1	773.3	2,589.2	2,394.3	3,305.3	3,167.6

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 6, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk at the country of legal jurisdiction or domicile of the obligor’s ultimate group parent. The following table reflects our top exposure at February 29, 2012 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (the second table reflects our exposure to those same countries at November 30, 2011 year end) (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	As of February 29, 2012
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$635.3	$(264.7)	$(50.9)	$33.1	$13.9	$42.7	$366.7	$409.4
Great Britain	1,119.7	(895.1)	(61.3)	26.3	41.1	153.2	230.7	383.9
France	376.3	(248.4)	(2.0)	15.7	9.8	46.1	151.4	197.5
Switzerland	111.6	(100.2)	32.7	22.0	30.9	35.2	97.0	132.2
Netherlands	462.3	(383.3)	(15.1)	63.3	4.5	0.1	131.7	131.8
Canada	89.7	(70.4)	(10.2)	60.0	9.9	—	79.0	79.0
Japan	43.4	(29.7)	—	15.9	5.3	38.1	34.9	73.0
Poland	59.9	(7.7)	—	—	—	—	52.2	52.2
Panama	39.7	(0.5)	—	—	—	—	39.2	39.2
Norway	45.6	(17.4)	1.5	—	1.1	—	30.8	30.8

Total	$2,983.5	$(2,017.4)	$(105.3)	$236.3	$116.5	$315.4	$1,213.6	$1,529.0

	As of November 30, 2011
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Great Britain	$475.8	$(306.2)	$(36.7)	$32.7	$40.3	$232.2	$205.9	$438.1
Netherlands	294.5	(119.5)	(34.3)	52.9	4.9	0.1	198.5	198.6
Germany	288.9	(160.9)	(27.6)	48.1	9.1	57.9	157.6	215.5
France	154.5	(109.0)	13.9	31.6	23.7	46.5	114.7	161.2
Spain	240.2	(137.0)	(18.7)	2.9	—	33.6	87.4	121.0
Canada	66.5	(40.6)	10.0	30.6	1.4	50.0	67.9	117.9
Japan	16.0	(7.0)	0.2	16.0	7.4	8.7	32.6	41.3
Ireland	127.4	(80.9)	(14.2)	—	—	—	32.3	32.3
Switzerland	52.4	(62.4)	(7.7)	17.7	31.0	33.4	31.0	64.4
Brazil	116.2	(89.5)	0.7	—	—	—	27.4	27.4

Total	$1,832.4	$(1,113.0)	$(114.4)	$232.5	$117.8	$462.4	$955.3	$1,417.7

Exposure to the Sovereign Debt, Corporate and Financial Securities of Portugal, Ireland, Italy, Greece and Spain

At February 29, 2012, we had no meaningful exposure to the sovereign debt of Portugal, Ireland, Italy, Greece and Spain. As detailed below, our net exposure to that sovereign debt was short $123.9 million, which is approximately 3.4% of stockholders’ equity. Moreover, our sovereign debt positions in the countries of Portugal, Ireland, Italy, Greece and Spain continue to be generally offset by country and maturity.

The table below reflects not only our exposure to the sovereign debt of Portugal, Ireland, Italy, Greece and Spain at February 29, 2012 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(in millions)	Sovereigns		Corporations	Financial Institutions		Mortgage- and Asset-Backed Securities	Total
Financial instruments owned — Debt securities
Portugal	$5.0	(4)	$6.0	$4.4	(4)	$17.1	$32.5
Ireland	113.4	(4)	4.8	9.4	(4)	—	127.6
Italy	508.7	(4)	12.2	9.8	(4)	7.3	538.0
Greece	—	(4)	11.4	0.3	(4)	2.5	14.2
Spain	50.4	(4)	14.3	95.8	(4)	36.6	197.1

Total fair value of long debt securities(1)	677.5	(4)	48.7	119.7	(4)	63.5	909.4

Financial instruments sold — Debt securities
Portugal	6.0		3.4	6.2		—	15.6
Ireland	89.4		25.4	3.7		—	118.5
Italy	581.0		21.3	26.8		—	629.1
Greece	—		0.7	0.2		—	0.9
Spain	114.8		35.6	88.9		—	239.3

Total fair value of short debt securities(2)	791.2		86.4	125.8		—	1,003.4

Total net fair value of debt securities	(113.7)		(37.7)	(6.1)		63.5	(94.0)

Derivative contracts — long notional exposure
Portugal	—		—	—		—	—
Ireland	—		8.7	—		—	8.7
Italy	20.4	(6)	5.2	—		—	25.6
Greece	5.0	(5)	0.2	—		—	5.2
Spain	—		11.8	0.3		—	12.1

Total notional amount — long	25.4		25.9	0.3		—	51.6

Derivative contracts — short notional exposure
Portugal	—		—	—		—	—
Ireland	10.0	(7)	3.0	—		—	13.0
Italy	20.6	(6)	9.1	73.4		—	103.1
Greece	5.0	(5)	0.6	—		—	5.6
Spain	—		2.0	26.7		—	28.7

Total notional amount — short	35.6		14.7	100.1		—	150.4

Total net derivative notional exposure(3)	(10.2)		11.2	(99.8)		—	(98.8)

Total net exposure to select European countries	$(123.9)		$(26.5)	$(105.9)		$63.5	$(192.8)

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned — corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased — corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.

(4)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(5)	These offsetting positions contain no material net market risk.

(6)	These positions are comprised of bond futures executed on exchanges outside Italy.

(7)	This position represents purchased protection executed with an investment grade multi-national bank.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(in millions)	Portugal	Ireland	Italy	Greece	Spain	Total
Financial instruments owned:
Long sovereign debt securities(1)	$5.0	$113.4	$508.7	$—	$50.4	$677.5
Long non-sovereign debt securities(1)	27.5	14.2	29.3	14.2	146.7	231.9

Total long debt securities	32.5	127.6	538.0	14.2	197.1	909.4

Financial instruments sold, not yet purchased:
Short sovereign debt securities	6.0	89.4	581.0	—	114.8	791.2
Short non-sovereign debt securities	9.6	29.1	48.1	0.9	124.5	212.2

Total short debt securities	15.6	118.5	629.1	0.9	239.3	1,003.4

Net fair value — debt securities	16.9	9.1	(91.1)	13.3	(42.2)	(94.0)
Net derivatives (notional amount)	—	(4.3)	(77.5)	(0.4)	(16.6)	(98.8)

Total net exposure to select European countries	$16.9	$4.8	$(168.6)	$12.9	$(58.8)	$(192.8)

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Portugal, Ireland, Italy, Greece and Spain as of February 29, 2012. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, we have immaterial issuer risk to counterparties domiciled Portugal, Ireland, Italy, Greece and Spain.

(in millions)	Portugal	Ireland	Italy	Greece	Spain	Total
Derivative contracts — long notional exposure
Credit default swaps	$—	$—	$—	$5.0	$—	$5.0
Bond future contracts	—	—	20.4	—	—	20.4
Listed equity options	—	8.7	5.2	0.2	12.1	26.2

Total notional amount — long	—	8.7	25.6	5.2	12.1	51.6

Derivative contracts — short notional exposure
Credit default swaps	—	10.0	73.4	5.0	26.7	115.1
Bond future contracts	—	—	20.6	—	—	20.6
Listed equity options	—	3.0	9.1	0.6	2.0	14.7

Total notional amount — short	—	13.0	103.1	5.6	28.7	150.4

Net derivatives (notional amount)	$—	$(4.3)	$(77.5)	$(0.4)	$(16.6)	$(98.8)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following table provides the fair value of the above derivative contracts at February 29, 2012 (in millions):

	Portugal	Ireland	Italy	Greece	Spain	Total
Derivative contracts — long fair value
Credit default swaps	$—	$—	$—	$(3.6)	$—	$(3.6)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	2.5	0.8	—	0.6	3.9

Total fair value — long	—	2.5	0.8	(3.6)	0.6	0.3

Derivative contracts — short fair value
Credit default swaps	—	(0.8)	(2.0)	(3.4)	0.5	(5.7)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	1.3	0.1	—	0.9	2.3

Total fair value — short	—	0.5	(1.9)	(3.4)	1.4	(3.4)

Net derivatives fair value	$—	$2.0	$2.7	$(0.2)	$(0.8)	$3.7

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At February 29, 2012, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Portugal, Ireland, Italy, Greece and Spain as follows (in millions):

	Reverse Repurchase Agreements(1)	Repurchase Agreements(1)	Net
Portugal	$8.8	$10.8	$(2.0)
Ireland	101.4	46.1	55.3
Italy	1,041.8	1,112.6	(70.8)
Greece	—	—	—
Spain	112.8	187.0	(74.2)

Total	$1,264.8	$1,356.5	$(91.7)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Our collateral management of the risk due to exposure from these sovereign obligations is subject to our overall collateral and cash management risk framework. For further discussion regarding our cash and liquidity management framework and processes, see “Liquidity, Financial Condition and Capital Resources” within Item 2. Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk policy and processes within the department. Operational Risk policy, framework, infrastructure, methodology, processes, guidance and oversight of the implementation of operational risk processes are centralized and consistent firm wide.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.	Controls and Procedures

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 29, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 filed with the SEC on January 27, 2012. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information on our purchases of our own common stock during the three months ended February 29, 2012:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 — December 31, 2011	240,552	13.43	200,000	14,700,000
January 1 — January 31, 2012	197,735	14.98	50,000	14,650,000
February 1 — February 29, 2012	2,721,232	15.34	250,000	14,400,000

Total	3,159,519		500,000

(1)	We repurchased an aggregate of 2,659,519 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock and the distribution of restricted stock units. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On September 20, 2011, we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 20,000,000 shares of our Common Stock, inclusive of prior authorizations.

Item 6.	Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Summary of 2012 Executive Compensation Program for Messrs. Handler and Friedman is incorporated herein by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 20, 2010.

10.2*	Summary of the 2012 Executive Compensation Program for Messrs. Broadbent and Sharp.

10.3*	Agreement between Jefferies Group, Inc. and John Stacconi dated October 11, 2011.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 29, 2012 and November 30, 2011; (ii) the Consolidated Statements of Earnings for the three months ended February 29, 2012 and February 28, 2011; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 29, 2012 and the year ended November 30, 2011; (iv) the Consolidated Statements of Comprehensive Income for the three months ended February 29, 2012 and February 28, 2011; (v) the Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date: April 5, 2012	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)