Form 10-Q
period 2012-05-31
JEFFERIES GROUP INC /DE/
filed 2012-07-09
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 203,338,011 shares as of the close of business on June 27, 2012.

JEFFERIES GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

May 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	May 31, 2012	November 30, 2011
ASSETS
Cash and cash equivalents	$2,357,822	$2,393,797
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,932,715	3,344,960
Financial instruments owned, at fair value, including securities pledged of $12,171,735 and $12,452,970 at May 31, 2012 and November 30, 2011, respectively:
Corporate equity securities	1,414,523	1,235,079
Corporate debt securities	3,100,103	2,868,304
Government, federal agency and other sovereign obligations	4,550,070	7,471,563
Mortgage- and asset-backed securities	3,982,968	3,923,303
Loans and other receivables	1,073,282	376,146
Derivatives	621,174	525,893
Investments, at fair value	134,709	105,585
Physical commodities	141,066	172,668

Total financial instruments owned, at fair value	15,017,895	16,678,541
Investments in managed funds	68,314	70,740
Loans to and investments in related parties	769,181	594,538
Securities borrowed	5,371,618	5,169,689
Securities purchased under agreements to resell	3,312,147	2,893,043
Securities received as collateral	779	21,862
Receivables:
Brokers, dealers and clearing organizations	2,324,264	1,235,393
Customers	1,020,509	1,116,982
Fees, interest and other	245,155	163,092
Premises and equipment	174,707	175,139
Goodwill	364,746	365,574
Other assets	757,553	748,072

Total assets	$35,717,405	$34,971,422

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — CONTINUED (UNAUDITED)

(In thousands)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	May 31, 2012	November 30, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$250,000	$52,721
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,600,845	1,330,096
Corporate debt securities	1,949,646	1,614,493
Government, federal agency and other sovereign obligations	3,066,656	3,209,713
Mortgage- and asset-backed securities	46,577	50,517
Loans	339,382	151,117
Derivatives	407,150	249,037

Total financial instruments sold, not yet purchased, at fair value	7,410,256	6,604,973
Securities loaned	2,426,125	1,706,308
Securities sold under agreements to repurchase	9,065,335	9,620,663
Obligation to return securities received as collateral	779	21,862
Payables:
Brokers, dealers and clearing organizations	1,352,024	2,816,877
Customers	5,480,483	4,763,364
Accrued expenses and other liabilities	776,437	803,219
Long-term debt	4,858,883	4,608,926
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interest of consolidated subsidiaries	331,563	310,534

Total liabilities	32,076,885	31,434,447

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 209,688,866 shares at May 31, 2012 and 197,197,848 shares at November 30, 2011	21	20
Additional paid-in capital	2,281,094	2,207,410
Retained earnings	1,173,959	1,067,858
Treasury stock, at cost, 5,700,125 shares at May 31, 2012 and 37,842 shares at November 30, 2011	(87,700)	(486)
Accumulated other comprehensive loss:
Currency translation adjustments	(46,246)	(39,520)
Additional minimum pension liability	(10,970)	(10,970)

Total accumulated other comprehensive loss	(57,216)	(50,490)

Total common stockholders’ equity	3,310,158	3,224,312
Noncontrolling interests	330,362	312,663

Total stockholders’ equity	3,640,520	3,536,975

Total liabilities and stockholders’ equity	$35,717,405	$34,971,422

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

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	May 31, 2012	November 30, 2011
Assets
Cash and cash equivalents	$290,839	$345,959
Financial instruments owned, at fair value
Corporate equity securities	65,466	61,670
Corporate debt securities	395,612	326,549
Mortgage- and asset-backed securities	38,803	41,004
Loans and other receivables	816,756	281,416
Derivatives	381	569
Investments, at fair value	5,296	1,570

Total financial instruments owned, at fair value	1,322,314	712,778
Receivables:
Brokers, dealers and clearing organizations	369,752	150,592
Fees, interest and other	10,313	7,396
Other assets	259	385

Total assets	1,993,477	1,217,110

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	19,721	7,122
Corporate debt securities	289,820	200,223
Loans	326,171	117,958
Derivatives	702	935

Total financial instruments sold, not yet purchased, at fair value	636,414	326,238
Payables:
Brokers, dealers and clearing organizations	367,648	105,165
Accrued expenses and other liabilities	11,047	9,740
Mandatorily redeemable preferred interest of consolidated subsidiaries	331,563	310,534

Total liabilities	$1,346,672	$751,677

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenues:
Commissions	$121,796	$129,291	$239,295	$249,212
Principal transactions	215,962	175,316	496,797	465,468
Investment banking	296,963	328,421	582,758	567,480
Asset management fees and investment income from managed funds	1,898	10,547	7,532	34,415
Interest	271,602	304,425	546,310	577,641
Other	37,851	22,117	80,191	42,578

Total revenues	946,072	970,117	1,952,883	1,936,794
Interest expense	235,041	242,952	461,886	451,246

Net revenues	711,031	727,165	1,490,997	1,485,548
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	4,456	4,415	26,300	20,854

Net revenues, less mandatorily redeemable preferred interest	706,575	722,750	1,464,697	1,464,694

Non-interest expenses:
Compensation and benefits	423,541	431,936	870,003	874,828
Floor brokerage and clearing fees	32,921	31,384	60,759	59,517
Technology and communications	60,329	49,850	121,779	93,525
Occupancy and equipment rental	24,940	20,437	47,505	38,416
Business development	22,379	22,457	44,626	42,395
Professional services	17,296	16,099	30,989	29,375
Other	18,587	20,103	33,585	33,223

Total non-interest expenses	599,993	592,266	1,209,246	1,171,279

Earnings before income taxes	106,582	130,484	255,451	293,415
Income tax expense	38,203	45,784	90,355	106,670

Net earnings	68,379	84,700	165,096	186,745
Net earnings to noncontrolling interests	4,881	4,084	24,462	18,788

Net earnings to common shareholders	$63,498	$80,616	$140,634	$167,957

Earnings per common share:
Basic	$0.28	$0.36	$0.61	$0.78
Diluted	$0.28	$0.36	$0.61	$0.78
Weighted average common shares:
Basic	216,597	210,751	217,384	205,054
Diluted	220,711	214,870	221,497	209,172

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net earnings to common shareholders	$63,498	$80,616	$140,634	$167,957

Other comprehensive income:
Currency translation adjustments	(12,217)	8,985	(6,726)	23,497

Total other comprehensive income(1)	(12,217)	8,985	(6,726)	23,497

Comprehensive income to common shareholders	$51,281	$89,601	$133,908	$191,454

(1)	Total other comprehensive income, net of tax, is attributable to common shareholders. No other comprehensive income is attributable to noncontrolling interests.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Six Months Ended May 31, 2012	Twelve Months Ended November 30, 2011
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$20
Issued	1	2
Retired	—	(2)

Balance, end of period	21	20

Additional paid-in capital
Balance, beginning of period	2,207,410	2,218,123
Benefit plan share activity(1)	7,409	31,176
Share-based expense, net of forfeitures and claw backs	43,290	134,076
Proceeds from exercise of stock options	104	95
Acquisitions and contingent consideration	—	419
Tax benefit for issuance of share-based awards	19,825	32,200
Equity component of convertible debt, net of tax	(427)	(217)
Dividend equivalents on share-based plans	3,483	8,883
Issuance of treasury stock	—	97,770
Retirement of treasury stock	—	(315,115)

Balance, end of period	2,281,094	2,207,410

Retained earnings
Balance, beginning of period	1,067,858	850,654
Net earnings to common shareholders	140,634	284,618
Dividends	(34,533)	(67,414)

Balance, end of period	1,173,959	1,067,858

Treasury stock, at cost
Balance, beginning of period	(486)	(539,530)
Purchases	(82,642)	(152,827)
Returns / forfeitures	(4,572)	(20,368)
Issued	—	397,122
Retirement of treasury stock	—	315,117

Balance, end of period	(87,700)	(486)

Accumulated other comprehensive loss
Balance, beginning of period	(50,490)	(51,278)
Currency adjustment	(6,726)	3,339
Pension adjustment, net of tax	—	(2,551)

Balance, end of period	(57,216)	(50,490)

Total common stockholders’ equity	3,310,158	3,224,312

Noncontrolling interests
Balance, beginning of period	312,663	332,976
Net earnings to noncontrolling interests	24,462	1,750
Contributions	—	1,713
Distributions	(6,763)	(22,056)
Deconsolidation of asset management entity	—	(1,720)

Balance, end of period	330,362	312,663

Total stockholders’ equity	$3,640,520	$3,536,975

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	May 31, 2012	May 31, 2011
Cash flows from operating activities:
Net earnings	$165,096	$186,745

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	37,619	25,209
Bargain purchase gain	(3,368)	—
Gain on repurchase of long-term debt	(9,898)	—
Fees related to assigned management agreements	(1,721)	(1,736)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	26,300	20,854
Accruals related to various benefit plans and stock issuances, net of forfeitures	46,128	37,817
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(589,496)	417,049
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(1,093,963)	(1,274,030)
Customers	95,463	(473,600)
Fees, interest and other	(82,434)	(119,575)
Increase in securities borrowed	(205,559)	(58,616)
Decrease (increase) in financial instruments owned	1,641,825	(1,645,394)
Increase in loans to and investments in related parties	(175,051)	(209,105)
Decrease in investments in managed funds	2,426	6,282
Increase in securities purchased under agreements to resell	(424,271)	(46,590)
Increase in other assets	(25,422)	(182,534)
(Decrease) increase in payables:
Brokers, dealers and clearing organizations	(1,463,427)	1,386,872
Customers	721,521	344,807
Increase in securities loaned	723,486	54,510
Increase in financial instruments sold, not yet purchased	818,272	2,183,385
Decrease in securities sold under agreements to repurchase	(549,755)	(1,565,229)
(Decrease) increase in accrued expenses and other liabilities	(20,733)	15,487

Net cash used in operating activities	(366,962)	(897,392)

Cash flows from investing activities:
Net payments on premises and equipment	(26,083)	(27,568)
Cash received in connection with acquisition	2,257	—
Cash received from contingent consideration	1,719	1,752

Net cash used in investing activities	(22,107)	(25,816)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (UNAUDITED)

(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 31, 2012	May 31, 2011
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$29,901	$34,010
Proceeds from short-term borrowings	5,725,513	1,257,000
Payments on short-term borrowings	(5,533,007)	(1,257,000)
Proceeds from secured credit facility	420,000	—
Payments on secured credit facility	(105,000)	—
Repayment of long-term debt	(253,232)	—
Payments on repurchase of long-term debt	(1,435)	—
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(5,271)	(8,949)
Payments on repurchase of common stock	(82,642)	(41,567)
Payments on dividends	(31,050)	(28,161)
Proceeds from exercise of stock options, not including tax benefits	104	51
Net proceeds from (payments on):
Issuance of common shares	—	494,845
Issuance of senior notes, net of issuance costs	197,558	794,587
Noncontrolling interest	(6,763)	(20,671)

Net cash provided by financing activities	354,676	1,224,145

Effect of foreign currency translation on cash and cash equivalents	(1,582)	8,802

Net (decrease) increase in cash and cash equivalents	(35,975)	309,739
Cash and cash equivalents at beginning of period	2,393,797	2,188,998

Cash and cash equivalents at end of period	$2,357,822	$2,498,737

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$441,403	$363,397
Income taxes, net of refunds	9,172	129,984

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 1.	Organization and Basis of Presentation

Organization

The accompanying unaudited Consolidated Financial Statements include the accounts of Jefferies Group, Inc. and all our subsidiaries (together, “we” or “us”), including Jefferies & Company, Inc. (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, CoreCommodity Management, LLC (formerly Jefferies Asset Management, LLC), Jefferies Bache Financial Services, Inc. and all other entities in which we have a controlling financial interest or are the primary beneficiary, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).

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

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). The Global Commodities Group provides execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). Total cash consideration paid by us to RBS for the acquisition was £1. In addition, RBS agreed to pay us under the terms of the purchase agreement a portion of any retention payments made to certain employees, up to a maximum amount of approximately £1.9 million, which constitutes a reduction of the final purchase price. The acquired business represents the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprises corporate broking advice and services. See Note 3, Acquisitions for further details.

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

Consolidation

Our policy is to consolidate all entities in which we own more than 50% of the outstanding voting stock and have control. In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders’ Equity. The portion of net earnings attributable to the noncontrolling interests are presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting or fair value accounting, with our portion of net earnings or gains and losses recorded within Other Revenues.

We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

Intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions.    All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $7.6 million and $15.8 million for the three and six months ended May 31, 2012, respectively and $11.9 million and $22.4 million for the three and six months ended May 31, 2011, respectively. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

Principal Transactions.    Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions in the Consolidated Statements of Earnings on a trade date basis. Fees received on loans carried at fair value are also recorded within Principal transactions.

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

Interest Revenue and Expense.    We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings and rather than a component of interest revenue or expense. We account for our short-term borrowings, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as Interest expense. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value.

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

The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a nonactive market, other features of the financial instrument such as its complexity, the market in which the financial instrument is traded and risk uncertainties about market conditions require that an adjustment be made to the value derived from the models. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

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

Valuation Process for Financial Instruments

The Independent Price Verification (“IPV”) Group, which is part of Finance, in partnership with Market Risk Management is responsible for establishing our valuation policies and procedures. The IPV Group and Market Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which is comprised of the Chief Financial Officer, Global Controller, Global Head of Product Control, Chief Risk Officer and the Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum annually, and changes to the policies require the approval of the IPV Committee.

Price Testing Process.    The business units are responsible for determining the fair value of our financial instruments using approved valuation models and methodologies. In order to ensure that the business unit valuations represent a fair value exit price, the IPV Group tests and validates the fair value of our financial instruments inventory. In the testing process, the IPV Group obtains prices and valuation inputs from sources independent of Jefferies, consistently adheres to established procedures set forth in our valuation policies for sourcing prices and valuation inputs and valuation methodologies. Sources used to validate fair value prices and inputs include, but are not limited to, exchange data, recently executed transactions, pricing data obtained from third party vendors, pricing and valuation services, broker quotes and observed comparable transactions.

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for our classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Market Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and is charged with the final conclusions as to the financial

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

instrument fair values in the consolidated financial statements. This process specifically assists the Chief Financial Officer in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. At each quarter end, the overall valuation results, as concluded upon by the IPV Committee, are presented to the Audit Committee.

Judgment exercised in determining Level 3 fair value measurements is supplemented by daily analysis of profit and loss performed by the Product Control functions. Gains and losses, which result from changes in fair value, are evaluated and corroborated daily based on an understanding each of the trading desks’ overall risk positions and developments in a particular market on the given day. Valuation techniques generally rely on recent transactions of suitably comparable financial instruments and use the observable inputs from those comparable transactions as a validation basis for level 3 inputs. Level 3 fair value measurements are further validated through subsequent sales testing and market comparable sales, if such information is available. Level 3 fair value measurements require documentation of the valuation rationale applied, which is reviewed for consistency in application from period to period; and the documentation includes benchmarking the assumptions underlying the valuation rationale against relevant analytic data.

Third Party Pricing Information.    Pricing information obtained from external data providers and pricing services may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from data providers and pricing services in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the service providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities (excluding auction rate securities), and loans, to the extent pricing services or broker quotes are utilized in our valuation process, the vendor services are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

Model Review Process.    Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Market Risk Management, independent from the trading desks, and then approved to be used in the valuation process. Review and approval of a model for use includes benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the valuation model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated annually or more frequently, if market conditions or use of the valuation model changes.

Investments in Managed Funds

Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for at fair value with gains or losses included in Asset management fees and investment income from managed funds in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Loans to and Investments in Related Parties

Loans to and investments in related parties includes investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other income in the Consolidated Statements of Earnings. See Note 10, Equity Method Investments, for additional information regarding certain of these investments.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest income and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statement of Financial Condition on a net-basis-by counterparty, where permitted by generally accepted accounting principles. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter.

Goodwill and Intangible Assets

Goodwill.    At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. The methodologies we utilize in estimating the fair value of reporting units include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. Periodically estimating the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Our annual goodwill impairment testing date is June 1. Refer to Note 11, Goodwill and Other Intangible Assets, for further details on our assessment of goodwill.

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

An intangible asset with an indefinite useful life is not amortized but assessed annually, or more frequently when certain events or circumstances exist, for impairment. Impairment exists when the carrying amount exceeds its fair value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset. Subsequent reversal of impairment losses is not permitted. Our annual indefinite-lived intangible asset impairment testing date is June 1.

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

The tax benefit related to dividends and dividend equivalents paid on nonvested share based payment awards and outstanding equity options is recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Stockholders’ Equity.

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

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required. Diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. We grant restricted stock and RSUs as part of our share-based compensation that contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate Basic and Diluted earnings per share under the two-class method.

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

Accounting Developments

Balance Sheet Offsetting Disclosures.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operation or cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Goodwill Testing.    In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Comprehensive Income — In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update requires entities to report comprehensive income either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. We adopted the guidance on March 1, 2012, and elected the two separate but consecutive statements approach. Accordingly, we now present our Consolidated Statements of Comprehensive Income immediately following our Consolidated Statements of Earnings within our consolidated financial statements.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. We adopted this guidance on March 1, 2012 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions beginning on January 1, 2012. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Note 3.	Acquisitions

Global Commodities Group

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million. The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a US-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker-dealer, which has since merged with Jefferies; Bache Commodities Limited, a UK-based global commodities and financial derivatives broker; Prudential Bache Asset Management, Inc., a US-based registered investment advisor and commodity trading advisor, Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and contracts used by the Global Commodities Group.

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

Hoare Govett

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from RBS. Total cash consideration paid by us to RBS for the acquisition was £1. In addition, under the terms of the purchase agreement RBS agreed to pay us a portion of any retention payments made to certain employees, up to a maximum amount of approximately £1.9 million, which constitutes a reduction of the final purchase price. The business acquired represents the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprises corporate broking advice and services, as well as certain equity sales and trading activities. The acquisition included the Hoare Govett trade name, domain name, client agreements and exclusive right to carry on the business in succession to RBS. The acquisition of Hoare Govett provides us with the opportunity to continue our growth in corporate broking and significantly expand the capabilities and reach of our established European Investment Banking and Equities businesses.

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other Revenues in the Consolidated Statement of Earnings and is presented within the Capital Markets business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. See Note 11, Goodwill and Other Intangible Assets for further details. The fair value of the intangible asset is amortized on a straight line basis over a useful life of 5 years. Additionally, on February 1, 2012, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the six months ended May 31, 2012 include the results of operations of Hoare Govett for the period from February 1, 2012 to May 31, 2012. The acquisition closed on February 29, 2012.

Note 4.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of May 31, 2012 and November 30, 2011 (in thousands):

	May 31,	November 30,
	2012	2011
Cash and cash equivalents:
Cash in banks	$724,901	$846,990
Money market investments	1,632,921	1,546,807

Total cash and cash equivalents	$2,357,822	$2,393,797

Cash and securities segregated(1)	$3,932,715	$3,344,960

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 5.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2012 and November 30, 2011 by level within the fair value hierarchy (in thousands):

	May 31, 2012
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,271,717	$117,017	$25,789	$—	$1,414,523
Corporate debt securities	—	3,092,131	7,972	—	3,100,103
Collateralized debt obligations	—	110,816	84,006	—	194,822
U.S. government and federal agency securities	1,261,989	57,664	—	—	1,319,653
Municipal securities	—	700,531	465	—	700,996
Sovereign obligations	1,474,921	1,054,500	—	—	2,529,421
Residential mortgage-backed securities	—	3,042,782	123,555	—	3,166,337
Commercial mortgage-backed securities	—	571,987	40,594	—	612,581
Other asset-backed securities	—	7,955	1,273	—	9,228
Loans and other receivables	—	964,608	108,674	—	1,073,282
Derivatives	473,315	2,696,973	121	(2,549,235)	621,174
Investments at fair value	—	42,873	91,836	—	134,709
Physical commodities	—	141,066	—	—	141,066

Total financial instruments owned	$4,481,942	$12,600,903	$484,285	$(2,549,235)	$15,017,895

Level 3 financial instruments for which the firm does not bear economic exposure(4)			$(40,916)

Level 3 financial instruments for which the firm bears economic exposure			$443,369

Cash and cash equivalents	$2,357,822	$—	$—	$—	$2,357,822
Investments in managed funds	$—	$—	$68,314	$—	$68,314
Cash and securities segregated and on deposit for regulatory purposes(3)	$239,259	$—	$—	$—	$239,259
Securities received as collateral	$779	$—	$—	$—	$779

Total Level 3 assets for which the firm bears economic exposure			$511,683

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,527,362	$61,444	$12,039	$—	$1,600,845
Corporate debt securities	—	1,949,572	74	—	1,949,646
U.S. government and federal agency securities	901,137	—	—	—	901,137
Municipal securities	—	27	—	—	27
Sovereign obligations	1,295,886	869,606	—	—	2,165,492
Residential mortgage-backed securities	—	46,577	—	—	46,577
Loans	—	339,382	—	—	339,382
Derivatives	456,125	2,581,660	4,516	(2,635,151)	407,150

Total financial instruments sold, not yet purchased	$4,180,510	$5,848,268	$16,629	$(2,635,151)	$7,410,256

Obligation to return securities received as collateral	$779	$—	$—	$—	$779

(1)	There were no transfers between Level 1 and Level 2 for the six months ended May 31, 2012.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of U.S. government securities segregated for regulatory purposes and measured at fair value.

(4)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	As of November 30, 2011
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,088,358	$133,232	$13,489	$—	$1,235,079
Corporate debt securities	1,521	2,818,643	48,140	—	2,868,304
Collateralized debt obligations	—	102,209	47,988	—	150,197
U.S. government and federal agency securities	5,443,721	266,460	—	—	5,710,181
Municipal securities	—	582,497	6,904	—	589,401
Sovereign obligations	737,082	434,759	140	—	1,171,981
Residential mortgage-backed securities	—	2,961,682	149,965	—	3,111,647
Commercial mortgage-backed securities	—	582,974	52,407	—	635,381
Other asset-backed securities	—	22,794	3,284	—	26,078
Loans and other receivables	—	278,855	97,291	—	376,146
Derivatives	632,148	2,344,625	124	(2,451,004)	525,893
Investments at fair value	—	27,259	78,326	—	105,585
Physical commodities	—	172,668	—	—	172,668

Total financial instruments owned	$7,902,830	$10,728,657	$498,058	$(2,451,004)	$16,678,541

Level 3 financial instruments for which the firm does not bear economic exposure(4)			$(45,901)

Level 3 financial instruments for which the firm bears economic exposure			$452,157

Cash and cash equivalents	$2,393,797	$—	$—	$—	$2,393,797
Investments in managed funds	$—	$—	$70,740	$—	$70,740
Cash and securities segregated and on deposit for regulatory purposes(3)	$115,000	$—	$—	$—	$115,000
Securities received as collateral	$21,862	$—	$—	$—	$21,862

Total Level 3 assets for which the firm bears economic exposure			$522,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,266,096	$64,000	$—	$—	$1,330,096
Corporate debt securities	—	1,614,419	74	—	1,614,493
U.S. government and federal agency securities	2,032,091	9,685	—	—	2,041,776
Municipal securities	—	90	—	—	90
Sovereign obligations	790,568	377,279	—	—	1,167,847
Residential mortgage-backed securities	—	50,517	—	—	50,517
Loans	—	140,960	10,157	—	151,117
Derivatives	535,503	2,289,759	9,409	(2,585,634)	249,037

Total financial instruments sold, not yet purchased	$4,624,258	$4,546,709	$19,640	$(2,585,634)	$6,604,973

Obligation to return securities received as collateral	$21,862	$—	$—	$—	$21,862

(1)	There were no transfers between Level 1 and Level 2 for the twelve-months ended November 30, 2011.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of U.S. government securities segregated for regulatory purposes and measured at fair value.

(4)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•

Exchange Traded Equity Securities:     Exchange-traded equity securities are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy.

•

Non-exchange Traded Equity Securities:     Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•

Equity warrants:     Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•

Corporate Bonds:     Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed for recently executed market transactions of comparable size, and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.

•

High Yield Corporate and Convertible Bonds:     A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

•

Auction Rate Securities:     Auction rate securities (“ARS”) included within corporate debt securities include auction rate preferred securities issued by closed end mutual funds and municipal governments. ARS are measured using market data provided by external pricing services, as available. The fair value of ARS is also determined by benchmarking to independent market data and adjusting for projected cash flows, level of seniority in the capital structure, leverage, liquidity and credit rating, as appropriate. ARS are categorized within Level 3 of the fair value hierarchy based on our assessment of the transparency of the external market data received.

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

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external pricing services and are generally categorized within Level 2 of the fair value hierarchy.

Sovereign Obligations

•

G-7 Government and Non-G-7 Government Bonds:     G-7 government and non-G-7 government bonds are measured based on quoted market prices obtained from external pricing services. G-7 government bonds are categorized within Level 1 of the fair value hierarchy and non-G-7 government bonds are generally categorized within Level 2 of the fair value hierarchy.

•

Emerging Market Sovereign Debt Securities:     Valuations are primarily based on market price quotations from external pricing services, where available, or recently executed independent transactions of comparable size. To the extent market price quotations are not available or recent transactions have not been observed, valuation techniques incorporating foreign currency curves, interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value. Emerging market sovereign debt securities are categorized within Level 2 of the fair value hierarchy.

Residential Mortgage-Backed Securities

•

Agency Residential Mortgage-Backed Securities:     Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations, interest-only and principal-only securities and to-be-announced securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

•

Agency Residential Inverse Interest-Only Securities (“Agency Inverse IOs”):     The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing assumptions, as appropriate.

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

Commercial Mortgage-Backed Securities

•

Agency Commercial Mortgage-Backed Securities:     GNMA project loan bonds and FNMA Delegated Underwriting and Servicing (“DUS’) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

•

Non-Agency Commercial Mortgage-Backed Securities:     Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are determined using pricing data obtained from external pricing services and prices observed for recently executed market transactions.

Loans and Other Receivables

•

Corporate Loans:     Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations from external pricing services where sufficient observability exists as to the extent of market transaction data supporting the pricing data. Corporate loans categorized within Level 3 of the fair value hierarchy, are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

•

Participation Certificates in GNMA Project and Construction Loans:     Valuations of participation certificates in GNMA project and construction loans are based on observed market prices of recently executed purchases of similar loans which are then used to derive a market implied spread, which in turn is used as the primary input in estimating the fair value of loans at the measurement date. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

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

Derivatives

•

Listed Derivative Contracts: Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from external pricing services, are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security and are categorized within Level 2 of the fair value hierarchy.

•

OTC Derivative Contracts: OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability of the inputs to the valuation models. Where significant inputs to the valuation are unobservable derivative instruments are categorized within Level 3 of the fair value hierarchy.

OTC options include OTC equity, foreign exchange and commodity options measured using Black-Scholes models with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps, which incorporate observable inputs related to commodity spot prices and forward curves. Credit defaults swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured based on the net asset value of the funds provided by the fund managers and categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our German defined benefits pension plan and shares in non-US exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and are categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-US exchanges and clearing houses is determined based on recent transactions or third party model valuations and are categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables provide further information about our investments in entities that have the characteristics of an investment company at May 31, 2012 and November 30, 2011 (in thousands):

	May 31, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$28,145	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	865	—	—
Fund of Funds(3)	731	106	—
Equity Funds(4)	84,681	61,893	—
Convertible Bond Funds(5)	2,803	—	At Will
Other Investments(6)	17	—	Bi-Monthly

Total(8)	$117,242	$61,999

	November 30, 2011
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$27,604	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	938	—	—
Fund of Funds(3)	772	126	—
Equity Funds(4)	88,294	74,283	—
Convertible Bond Funds(5)	2,827	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$120,454	$74,409

(1)

This category includes investments in hedge funds that invest in both long and short equity securities in domestic and international markets in both public and private sectors. At May 31, 2012 and November 30, 2011, investments representing approximately 98%, of the fair value in this category are redeemable with 30 — 65 days prior written notice, and includes investments in private asset management funds managed by us with an aggregate fair value of $10.5 and $10.7 million, respectively. At May 31, 2012 and November 30, 2011, investments representing approximately 2%, of fair value cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

funds. We are unable to estimate when the underlying assets will be liquidated. At November 30, 2011, an investment representing less than 1% of fair value had no redemption provisions; distributions are received through the liquidation of the underlying assets of the fund which is estimated to be within one to two years.

(2)	This category includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At May 31, 2012 and November 30, 2011, these investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(3)	This category includes investments in fund of funds that invest in various private equity funds. At May 31, 2012 and November 30, 2011, approximately 95% of the fair value of investments in this category is managed by us and has no redemption provisions. Distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. As of May 31, 2012 and November 30, 2011, we have requested redemption for investments representing approximately 5% of fair value; however, we are unable to estimate when these funds will be returned.

(4)	At May 31, 2012 and November 30, 2011, investments representing approximately 93% and 96%, include investments in equity funds that invest in the equity of various private companies in the energy, technology, internet service and telecommunication service industries. At May 31, 2012 and November 30, 2011, a fund that invests in Croatian companies represents approximately 4% of the total investment in equity funds. These investments cannot be redeemed; distributions are received through the liquidation of the underlying assets of the funds and are expected to liquidate in one to eight years. At May 31, 2012, investments representing approximately 3% include investments in equity funds that are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. This category includes investments in equity funds managed by us with a fair value of $66.9 million and $71.0 million and unfunded commitments of $59.1 and $60.9 million at May 31, 2012 and November 30, 2011, respectively.

(5)	Comprises an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. This investment is redeemable with 5 days prior written notice.

(6)	Other investments at May 31, 2012 and November 30, 2011 included investments in funds that invest in commodities futures and options contracts.

(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.

(8)	Investments at fair value in the Consolidated Statements of Financial Condition at May 31, 2012 and November 30, 2011 include $85.8 million and $55.9 million, respectively, of direct investments which are not investment companies and therefore are not part of this disclosure table.

At May 31, 2012 and November 30, 2011, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation basis as follows:

	May 31, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	9%	21%	7%	19%
Recently observed transaction prices	5%	2%	2%	1%
External pricing services	71%	72%	77%	75%
Broker quotes	2%	0%	1%	0%
Valuation techniques	13%	5%	13%	5%

	100%	100%	100%	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2012 (in thousands):

	Three Months Ended May 31, 2012(3)
	Balance, February 29, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, May 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$30,269	$(4,392)	$4,240	$(343)	$—	$(3,985)	$25,789	$(4,429)
Corporate debt securities	33,606	269	14,610	(34,404)	—	(6,109)	7,972	(280)
Collateralized debt obligations	72,576	(7,064)	70,819	(60,538)	(617)	8,830	84,006	(2,102)
Municipal securities	1,176	(85)	—	(626)	—	—	465	(76)
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed securities	128,751	3,170	34,667	(31,723)	(10,844)	(466)	123,555	(2,641)
Commercial mortgage-backed securities	35,792	(1,346)	3,026	(1,179)	(855)	5,156	40,594	(936)
Other asset-backed securities	5,389	53	7,978	(10,507)	(51)	(1,589)	1,273	—
Loans and other receivables	104,449	(3,784)	45,846	(10,186)	(14,309)	(13,342)	108,674	(3,795)
Investments, at fair value	78,110	13,900	308	(6)	(476)	—	91,836	13,915
Investments in managed funds	73,015	(6,174)	2,011	—	(538)	—	68,314	(6,169)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$11,511	$(765)	$(340)	$1,217	$—	$416	$12,039	$(255)
Corporate debt securities	74	—	—	—	—	—	74	—
Net derivatives(2)	8,310	(3,800)	(93)	—	—	(22)	4,395	(3,800)

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

(3)	There were no issuances during the three months ended May 31, 2012.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2012

During the three months ended May 31, 2012, transfers of assets of $70.2 million from Level 2 to Level 3 are primarily attributed to:

•	Collateralized debt obligations of $21.7 million which have no recent trade activity;

•

Non-agency residential mortgage-backed securities of $16.6 million, Commercial mortgage-backed securities of $5.4 million and Other asset-backed securities of $0.2 million for which no recent trade activity was observed for purposes of determining observable inputs;

•

Loans and other receivables of $23.5 million due to a lack of observable market transactions or vendor quotes during the period to support classification within Level 2 as less market interest likely existed for the specific loans during the period; and

•	Corporate debt securities of $2.7 million and Corporate equity securities of $0.2 million due to lack of observable market transactions.

During the three months ended May 31, 2012, transfers of assets of $81.8 million from Level 3 to Level 2 are primarily attributed to:

•

Loans and other receivables of $36.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest likely existed for the specific loans during the period;

•	Collateralized debt obligations of $12.8 due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 during the period;

•

Non-agency residential mortgage-backed securities of $17.0 million, Other asset-backed securities of $1.8 million and Commercial mortgage-backed securities of $0.2 million for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

•

Corporate debt securities of $8.8 million and Corporate equity securities of $4.2 million due to an increase in observable broker levels and recent trade activity in certain bonds and private equity positions.

During the three months ended May 31, 2012 there were $0.4 million of transfers of liabilities from Level 2 to Level 3, including $0.4 million of Corporate equity securities due to decreased broker quotes and observability of trades in certain securities. During the three months ended May 31, 2012 there were $22,000 of transfers of net derivative liabilities from Level 3 to Level 2 due to available broker quotes for the significant inputs used in valuing the derivative contracts.

Net losses on Level 3 assets were $5.5 million and net gains on Level 3 liabilities were $4.6 million for the three months ended May 31, 2012. Net losses on Level 3 assets were primarily due to decreased valuations of certain collateralized debt obligations, corporate equity securities, commercial mortgage backed securities, loans and other receivables and investments in managed funds. These loses were partially offset by increased valuations of certain investments at fair value. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2011 (in thousands):

	Three Months Ended May 31, 2011
	Balance, February 28, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, May 31, 2011	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2011 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$33,281	$(489)	$2,392	$—	$(16,954)	$18,230	$(864)
Corporate debt securities	74,984	690	(35,257)	1,681	(2,410)	39,688	(135)
Collateralized debt obligations	102,946	9,943	(25,237)	5,154	(8,760)	84,046	4,875
Municipal securities	799	59	—	—	—	858	59
Residential mortgage-backed securities	97,109	(2,783)	(787)	113,366	(184)	206,721	(6,303)
Commercial mortgage-backed securities	6,301	5,013	5,532	22,971	(6,301)	33,516	5,013
Other asset-backed securities	11,452	(118)	(4,675)	5,871	(3,178)	9,352	75
Loans and other receivables	217,751	5,052	47,210	1,896	(10,853)	261,056	3,904
Investments at fair value	67,834	7,727	(4,534)	—	(19)	71,008	7,740
Investments in managed funds	136,727	6,515	(17,939)	—	—	125,303	6,515
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$38	$—
Net derivatives(2)	4,957	(2,218)	—	—	—	2,739	(2,118)
Loans	17,776	(21)	(11,357)	—	—	6,398	—

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

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

Net gains on Level 3 assets were $31.6 million and net losses on Level 3 liabilities were $2.2 million for the three months ended May 31, 2011. Net gains on Level 3 assets were primarily due to increased valuations of various investments at fair value, collateralized debt obligations, and commercial mortgage-backed securities, and sales of certain collateralized debt obligations and residential mortgage-backed securities; offset by decreased valuations of residential mortgage-backed securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2012 (in thousands):

	Six Months Ended May 31, 2012(3)
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, May 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(2,705)	$18,530	$(343)	$—	$(3,182)	$25,789	$(2,741)
Corporate debt securities	48,140	675	15,405	(50,387)	(1,276)	(4,585)	7,972	(305)
Collateralized debt obligations	47,988	(7,500)	86,833	(82,125)	(1,286)	40,096	84,006	(3,226)
Municipal securities	6,904	(156)	—	(1,366)	—	(4,917)	465	(76)
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed Securities	149,965	(2,416)	46,408	(64,726)	(17,789)	12,113	123,555	(7,960)
Commercial mortgage-backed securities	52,407	(2,972)	4,860	(3,716)	(900)	(9,085)	40,594	(2,349)
Other asset-backed securities	3,284	18	8,081	(8,631)	(98)	(1,381)	1,273	(5)
Loans and other receivables	97,291	(3,334)	82,929	(30,873)	(39,844)	2,505	108,674	(4,744)
Investments, at fair value	78,326	15,277	789	(6)	(2,550)	—	91,836	15,293
Investments in managed funds	70,740	(12,387)	10,511	—	(550)	—	68,314	(12,384)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(681)	$(340)	$13,060	$—	$—	$12,039	$(208)
Corporate debt securities	74	—	—	—	—	—	74	—
Net derivatives(2)	9,285	(2,288)	(389)	—	—	(2,213)	4,395	(1,065)
Loans	10,157	—	(10,157)	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

(3)	There were no issuances during the six months ended May 31, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2012

During the six months ended May 31, 2012, transfers of assets of $114.6 million from Level 2 to Level 3 are attributed to:

•	Collateralized debt obligations of $52.3 million which have little to no transparency in trade activity;

•

Loans and other receivables of $27.6 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2 as less market interest likely existed for the specific loans during the period;

•

Non-agency residential mortgage-backed securities of $24.9 million, Commercial mortgage-backed securities of $3.9 million, and Other asset-backed securities of $0.9 million for which no recent trade activity was observed for purposes of determining observable inputs; and

•	Corporate debt securities of $3.4 million, Corporate equity securities of $1.0 million, and Municipal securities of $0.5 million due to lack of observable market transactions.

During the six months ended May 31, 2012, transfers of assets of $83.1 million from Level 3 to Level 2 are attributed to:

•

Loans and other receivables of $25.1 million and Collateralized debt obligations of $12.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest likely existed for the specific loans during the period;

•

Commercial mortgage-backed securities of $13.0 million, Non-agency residential mortgage-backed securities of $12.8 million, and $2.3 million of Other asset-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

•

Corporate debt securities of $8.0 million, Municipal securities of $5.4 million and Corporate equity securities of $4.2 million due to increased observability of trades in certain debt, municipal and equity securities.

During the six months ended May 31, 2012 there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net losses on Level 3 assets were $15.5 million and net gains on Level 3 liabilities were $3.0 million for the six months ended May 31, 2012. Net losses on Level 3 assets were primarily due to decreased valuations of certain investments in managed funds, collateralized debt obligations, loans and other receivables, commercial mortgage backed securities, corporate equity securities and residential mortgage-backed securities, offset by an increase in valuation of certain investments at fair value. Net gains on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2011 (in thousands):

	Six Months Ended May 31, 2011
	Balance, November 20, 2010	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, May 31, 2011	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2011 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$1,667	$1,948	$—	$(8,004)	$18,230	$323
Corporate debt securities	73,408	2,690	(35,991)	101	(520)	39,688	796
Collateralized debt obligations	31,121	10,401	38,854	3,680	(10)	84,046	10,085
Municipal securities	472	78	308	—	—	858	78
Residential mortgage-backed securities	132,359	9,976	(7,506)	72,012	(120)	206,721	(11,103)
Commercial mortgage-backed securities	6,004	6,906	16,052	4,554	—	33,516	5,464
Other asset-backed securities	567	780	6,422	2,150	(567)	9,352	780
Loans and other receivables	227,596	9,531	23,108	1,284	(463)	261,056	6,723
Investments at fair value	77,784	7,833	(11,529)	—	(3,080)	71,008	8,351
Investments in managed funds	131,585	15,241	(21,523)	—	—	125,303	14,865
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$38	$—
Net derivatives(2)	2,346	393	—	—	—	2,739	492
Loans	47,228	—	(40,830)	—	—	6,398	—

(1)	Realized and unrealized gains/ (losses) are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

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

Net gains on Level 3 assets were $65.1 million and net losses on Level 3 liabilities were $0.4 million for the six months ended May 31, 2011. Net gains on Level 3 assets were primarily due to increased valuations of various collateralized debt obligations, investments at fair value, loans and other receivables, and commercial-mortgage backed securities, and sales of certain residential mortgage-backed securities, offset by decreased valuations of certain residential mortgage-backed securities.

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2012

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instruments; i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class. Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Financial Instruments Owned	Market Value $’000	Valuation Technique	Significant Unobservable Input(s)	Range

Corporate debt securities	$7,972
		Comparable pricing	Comparable bond price	0-146.5

Corporate equity securities	$25,789
Non-exchange traded securities		Market approach	EBITDA (a) multiple	5 to 15.8
		Market approach	Comparable multiple	$2,662
		Comparable pricing	Comparable equity price	$115
		Scenario analysis	Estimated recovery percentage	45%
Warrants		Option model	Volatility	39.469

Investments at fair value	$37,575
Private equity securities		Market approach	EBITDA (a) multiple	5.5 to 8.5
		Market approach	Price per acre	$40,000
		Comparable pricing	Comparable share price	$328

Loans and other receivables	$83,830
		Comparable pricing	Comparable bond or loan price	$0.30
		Discounted cash flows	Yield	17.5
			Cumulative loss rate	0
		Market approach	EBITDA (a) multiple	3 to 7
			Yield	4% to 13%
		Scenario analysis	Estimated recovery percentage	15%

Collateralized debt obligations	$70,432
		Discounted cash flows	Constant prepayment rate	0% to 25%
			Constant default rate	0% to 8%
			Loss severity	0% to 80%
			Yield	6% to 72%

Commercial mortgage-backed securities	$40,594
		Discounted cash flows	Yield	20% to 42%
			Cumulative loss rate	1% to 9%

Residential mortgage-backed securities	$123,555
		Discounted cash flows	Constant prepayment rate	0% to 29%
			Constant default rate	0% to 25%
			Loss severity	0% to 80%
			Yield	1% to 30%

Other asset-backed securities	$1,273
		Cash Collateralized Value	Collateral haircut	65%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Financial Instruments Sold, Not Yet Purchased	Market Value $’000	Valuation Technique	Significant Unobservable Input(s)	Range

Derivatives	$(4,516)
Equity options		Option model	Volatility	40.373

Corporate equity securities	$(12,039)
Private equity		Comparable pricing	Comparable equity price	$115

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At May 31, 2012, the exclusions consisted of $92.7 million primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans. The provisions of ASU No. 2011-04 were adopted on a prospective basis during the second quarter of fiscal 2012 and accordingly, disclosures for prior periods are not presented.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•

Corporate bonds, private equity securities and loans and other receivables using comparable pricing valuation techniques. A significant increase (decrease) in the comparable bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•

Private equity securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement.

•

Private equity securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•

Collateralized debt obligations, residential and commercial mortgage-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severities or cumulative loss rate and discount rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the yield would result in a significant lower (higher) fair value measurement.

•	Short derivative equity options using an option model. A significant increase (decrease) in volatility would result in a significant lower (higher) fair value measurement.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Intangible assets measured at fair value on a non-recurring basis totaled in aggregate $6.8 million at May 31, 2012 and were comprised of Exchange and clearing organization membership interests and registrations. These assets are excluded from the hierarchy table presented above, but would be categorized within Level 2 of the fair value hierarchy. During the three months ended May 31, 2012, as a result of an impairment analysis, a non-recurring fair value adjustment was made to certain exchange memberships; fair value being derived from recent public sales. A loss of $2.9 million is included within Other expenses in the Consolidated Statement of Earnings related to the fair value adjustment. See Note 11, Goodwill and Other Intangible Assets for additional details on the impairment analysis performed.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned- derivatives and Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statement of Financial Condition and are accounted for on an amortized cost basis. We also have elected the fair value option for certain financial instruments held by subsidiaries that are not registered broker-dealers as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for secured financings that arise in connection with our securitization activities. The cash component of Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations, Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains and (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012
Financial Instruments Owned:
Loans and other receivables	$2,839	$4,713
Financial Instruments Sold:
Loans	$101	$121
Loan commitments	(1,239)	(1,796)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	May 31, 2012	November 30, 2011
Financial Instruments Owned:
Loans and other receivables(2)	320,299	$277,336
Loans greater than 90 days past due(1)(2)	6,153	$2,253

(1)	The aggregate fair value of loans that were 90 or more days past due was $20.0 million and $5.5 million at May 31, 2012 and November 30, 2011.

(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loans or other receivables on nonaccrual status at May 31, 2012 and November 30, 2011.

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial Instruments Owned — Derivatives and Financial Instruments Sold, Not Yet Purchased — Derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 5, Fair Value Disclosures and Note 20, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

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

The following table presents the fair value and related number of derivative contracts at May 31, 2012 and November 30, 2011 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	May 31, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$913,636	89,949	$1,051,907	109,001
Foreign exchange contracts	1,253,928	103,418	1,091,913	121,311
Equity contracts	418,569	1,910,205	389,208	1,656,730
Commodity contracts	559,703	432,541	490,710	430,776
Credit contracts	24,573	39	18,563	23

Total	3,170,409	2,536,152	3,042,301	2,317,841

Counterparty/cash-collateral netting	(2,549,235)		(2,635,151)

Total per Consolidated Statement of Financial Condition	$621,174		$407,150

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

The following table presents unrealized and realized gains and (losses) on derivative contracts for the three and six months ended May 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012 Gains (Losses)	May 31, 2011 Gains (Losses)	May 31, 2012 Gains (Losses)	May 31, 2011 Gains (Losses)
Interest rate contracts	$(61,500)	$(94,037)	$(77,735)	$(87,229)
Foreign exchange contracts	7,648	(3,156)	8,809	(8,182)
Equity contracts	4,351	(42,953)	(25,761)	(103,870)
Commodity contracts	25,832	12,060	46,512	32,591
Credit contracts	5,840	8,182	(9,387)	5,742

Total	$(17,829)	$(119,904)	$(57,562)	$(160,948)

The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of May 31, 2012 (in thousands):

	OTC derivative assets(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$190,363	$6,697	$—	$(1,202)	$195,858
Credit default swaps	—	11,842	10,002	(1,325)	20,519
Equity swaps and options	1,887	—	—	—	1,887
Total return swaps	1,411	—	—	—	1,411
Foreign currency forwards, swaps and options	421,616	39,845	—	(50,750)	410,711
Fixed income forwards	1,314	—	—	—	1,314
Interest rate swaps and options	9,510	37,564	200,901	(64,709)	183,266

Total	$626,101	$95,948	$210,903	$(117,986)	814,966

Cross product counterparty netting					(26,603)

Total OTC derivative assets included in Financial instruments owned					$788,363

(1)	At May 31, 2012, we held exchange traded derivative assets and other credit enhancements with a fair value of $58.9 million, which are not included in this table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At May 31, 2012, cash collateral received was $226.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

	OTC derivative liabilities(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$107,665	$4,604	$—	$(1,202)	$111,067
Credit default swaps	114	—	12,855	(1,325)	11,644
Equity swaps and options	3,009	2,899	—	—	5,908
Total return swaps	644	—	—	—	644
Foreign currency forwards, swaps and options	262,153	37,307	—	(50,750)	248,710
Interest rate swaps and options	13,241	110,270	272,924	(64,709)	331,726

Total	$386,826	$155,080	$285,779	$(117,986)	709,699

Cross product counterparty netting					(26,603)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$683,096

(1)	At May 31, 2012, we held exchange traded derivative liabilities and other credit enhancements with a fair value of $36.1 million, which are not included in this table.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At May 31, 2012, cash collateral pledged was $312.0 million.

(3)	Amounts represent the netting of receivable balances with payable balances within product category for the same counterparty across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

At May 31, 2012, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality(1):
A- or higher	$456,831
BBB- to BBB+	88,329
BB+ or lower	231,609
Unrated	11,594

Total	$788,363

(1)	We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we may utilize internal credit ratings determined by our credit risk management. Credit ratings determined by credit risk management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2012 and November 30, 2011, is $135.2 million and $141.2 million, respectively, for which we

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

have posted collateral of $131.5 million and $129.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2012 and November 30, 2011, we would have been required to post an additional $32.5 million and $19.5 million, respectively, of collateral to our counterparties.

Note 7.	Collateralized Transactions

We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We manage our exposure to credit risk associated with these transactions by entering into master netting agreements. We also monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate.

We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provision allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions. At May 31, 2012 and November 30, 2011, the approximate fair value of securities received as collateral by us that may be sold or repledged was $20.0 billion and $17.9 billion, respectively. The fair value of securities received as collateral at May 31, 2012 and November 30, 2011 that pertains to our securities financing activities presented on our Consolidated Statements of Financial Condition at May 31, 2012 and November 30, 2011 are as follows (in thousands):

	May 31, 2012	November 30, 2011
Carrying amount:
Securities purchased under agreements to resell	$3,312,147	$2,893,043
Securities borrowed	5,371,618	5,169,689
Securities received as collateral	779	21,862

Total assets on Consolidated Statement of Financial Condition	8,684,544	8,084,594
Netting of securities purchased under agreements to resell(1)	9,866,514	7,498,439

	18,551,058	15,583,033
Fair value of collateral received in excess of contract amount(2)	1,462,359	2,386,921

Fair value of securities received as collateral	$20,013,417	$17,969,954

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,279.5 million and $1,578.3 million at May 31, 2012 and November 30, 2011, respectively, of which $745.0 million and $780.5 million had been rehypothecated.

At May 31, 2012 and November 30, 2011, a substantial portion of the securities received by us had been sold or repledged.

We also receive securities as collateral in connection with certain securities for securities transactions in which we are the lender of securities. In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At May 31, 2012 and November 30, 2011, $0.8 million and $21.9 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Transferred assets	$2,901.8	$4,508.7	$4,938.6	$6,650.4
Proceeds on new securitizations	$3,232.2	$4,534.9	$5,279.1	$6,688.1
Net revenues	$6.1	$19.8	$14.1	$28.1
Cash flows received on retained interests	$9.1	$13.1	$24.9	$32.5

Assets received as proceeds in the form of mortgage-backed-securities issued by the securitization vehicles have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at May 31, 2012 and November 30, 2011. Although not obligated, we may make a market in the securities issued by these securitization vehicles in connection with secondary market-making activities. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities subsequently purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 9, Variable Interest Entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions).

	As of May 31, 2012
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$7,740.5	$414.4	(1)
U.S. government agency commercial mortgage-backed securities	3,033.1	32.0	(1)
Military housing loans	68.0	0.2	(2)

(1)	A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of June 22, 2012, we continue to hold approximately $280.8 million and $26.2 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Amount represents initial fair value of servicing rights received on transferred project loans.

	As of November 30, 2011
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$7,968.0	$517.9	(1)
U.S. government agency commercial mortgage-backed securities	2,574.3	49.9	(1)
Military housing loans	127.4	0.3	(2)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of June 22, 2012, we continue to hold approximately $50.9 million and $25.0 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Amount represents initial fair value of servicing rights received on transferred project loans.

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the securitization vehicles in which we have continuing involvement and are presented solely to provide information regarding the size of the securitization and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss associated with the securitizations.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of May 31, 2012 and November 30, 2011. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

(in millions)	May 31, 2012			November 30, 2011
	High Yield	Mortgage- and Asset-backed Securitizations	Other	High Yield	Mortgage- and Asset-backed Securitizations	Other

Cash	$290.6	$—	$0.3	$345.7	$—	$0.3
Financial instruments owned	1,311.3	10.3	0.8	693.3	12.2	7.2
Securities borrowed	295.7	—	—	195.3	—	—
Receivable from brokers and dealers	369.8	—	—	150.6	—	—
Other	10.9	—	—	8.5	—	—

	$2,278.3	$10.3	$1.1	$1,393.4	$12.2	$7.5

Financial instruments sold, not yet purchased	$636.5	$—	$—	$326.2	$—	$—
Securities loaned	118.4
Payable to brokers and dealers	368.6	—	—	105.2	—	—
Mandatorily redeemable interests(1)	1,015.2	—	—	943.4	—	—
Promissory note(2)	—	—	—	—	—	4.2
Secured financing(3)	—	10.3	—	—	12.2	—
Other	140.4	—	0.2	20.7	—	0.2

	$2,279.1	$10.3	$0.2	$1,395.5	$12.2	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $331.6 million and $310.5 million at May 31, 2012 and November 30, 2011, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	The promissory note represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities. Approximately $7.9 million and $8.4 million of the secured financing represents an amount held by us in inventory and are eliminated in consolidation at May 31, 2012 and November 30, 2011, respectively.

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

At May 31, 2012 and November 30, 2011, the carrying amount of our variable interests was $354.2 million and $322.0 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation.

Mortgage- and asset-backed securitizations.    We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consist of the securities and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. Other than Jefferies Employees Partners IV, LLC, as discussed below, we have not provided financial or other support to these VIEs during the three and six months ended May 31, 2012 and the year ended November 30, 2011 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at May 31, 2012 and November 30, 2011.

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	May 31, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$49.1	(2)	$49.1	(4)	$1,600.1
Agency mortgage- and asset-backed securitizations(1)	1,209.8	(2)	1,209.8	(4)	4,110.5
Non-agency mortgage- and asset-backed securitizations(1)	748.1	(2)	748.1	(4)	59,315.2
Asset management vehicle	2.8	(3)	2.8	(4)	638.8
Private equity vehicles	67.6	(3)	123.5		91.5

Total	$2,077.4		$2,133.3		$65,756.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at May 31, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

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

Mortgage- and Asset-Backed Vehicles.    In connection with our trading and market making activities, we buy and sell mortgage- and asset backed securities. Mortgage- and asset backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset backed securities of $1,209.8 million and non-agency mortgage- and asset-backed securities of $748.1 million at May 31, 2012 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at May 31, 2012 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$49.1	$—	$49.1
Variable interests in agency mortgage- and asset backed securitizations	—	1,209.8	1,209.8
Variable interests in nonagency mortgage- and asset backed securitizations	748.1	—	748.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	100.8	1,430.3	1,531.1
Commercial mortgage-backed securities	69.7	364.3	434.0
Collateralized debt obligations	4.6	—	4.6
Other asset-backed securities	6.3	—	6.3

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$978.6	$3,004.4	$3,983.0

Collateralized Loan Obligations.    We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in the CLOs consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The carrying amount of the debt securities was $14.3 million and $14.1 million at May 31, 2012 and November 30, 2011, respectively. Management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Asset Management Vehicle.    We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of May 31, 2012 and November 30, 2011 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.    On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of May 31, 2012 and November 30, 2011, we funded approximately $26.3 million and $17.9 million, respectively, of our commitment. The carrying amount of our equity investment was $18.3 million and $17.4 million at May 31, 2012 and November 30, 2011, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment up to an aggregate principal amount of $54.0 million. The carrying amount of our equity investment was $2.5 million and $2.8 million at May 31, 2012 and November 30, 2011, respectively. As of May 31, 2012 and November 30, 2011, we funded approximately $46.8 million and $44.3 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

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

On March 1, 2011, we and MassMutual increased our equity commitments to JFIN, with an incremental $250.0 million committed by each partner. Including the incremental $250 million from each partner, the total committed equity capital of JFIN is $1.0 billion. As of May 31, 2012, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded.

In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by JFIN. The Secured Revolving Credit Facility bears interest based on the interest rates of the related JFIN underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

day termination notice by either party. At May 31, 2012, we have funded $202.7 million of our $500.0 million commitment. During the three and six months ended May 31, 2012, $1.3 million and $4.4 million of interest income is included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for JFIN as of May 31, 2012 and November 30, 2011 (in millions):

	May 31, 2012	November 30, 2011
Total assets	$1,720.2	$1,457.8
Total liabilities	1,249.4	1,044.3
Total equity	470.8	413.5
Our total equity balance	235.4	206.8

JFIN’s net earnings were $27.1 million and $32.6 million for the three months ended May 31, 2012 and 2011, respectively, and $57.2 million and $59.0 million for the six months ended May 31, 2012 and 2011, respectively.

We engage in debt capital markets transactions with JFIN related to the originations of loans by JFIN. In connection with such transactions, we earned fees of $32.2 million and $55.9 million during the three and six months ended May 31, 2012, respectively, and $14.6 million and $33.2 million during the three and six months ended May 31, 2011, respectively, recognized within Investment banking on the Consolidated Statements of Earnings. In addition, in relation to these transactions, we paid fees to JFIN of $2.5 million and $6.3 million during the three and six months ended May 31, 2012, respectively, and $4.5 million and $5.1 million during the three and six months ended May 31, 2011, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

During the three months ended May 31, 2012, we purchased participation certificates in loans originated by JFIN of $900.0 million, of which $207.8 million was held as of May 31, 2012. During the six months ended May 31, 2011, we purchased participation certificates in loans originated by JFIN of $477.2 million, which were redeemed in full during the same period.

Under a service agreement, we charged JFIN $6.9 million and $17.8 million for certain administrative services for the three and six months ended May 31, 2012, respectively. Receivables from JFIN, included within Other assets on the Consolidated Statements of Financial Condition, were $17.0 million and $16.6 million at May 31, 2012 and November 30, 2011, respectively.

Jefferies LoanCore LLC

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore LLC (“LoanCore”), a commercial real estate finance company. LoanCore originates commercial real estate loans with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. LoanCore is currently solely capitalized with equity and has aggregate equity commitments of $600.0 million. As of May 31, 2012 and November 30, 2011, we have funded $235.1 million and $163.3 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in LoanCore.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following is a summary of selected financial information for LoanCore as of May 31, 2012 and November 30, 2011 (in millions):

	May 31, 2012	November 30, 2011
Total assets	$1,081.5	$761.4
Total liabilities	554.6	427.4
Total equity	526.9	334.0
Our total equity balance	255.5	162.0

LoanCore’s net earnings were $48.5 million and $62.1 million for the three and six months ended May 31, 2012, respectively, and a net loss of $0.2 million for the three and six months ended May 31, 2011.

Under a service agreement, we charged LoanCore $0.1 million and $0.3 million for administrative services for the three and six months ended May 31, 2012, respectively. Receivables from LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $0.0 million and $0.3 million at May 31, 2012 and November 30, 2011, respectively.

LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of May 31, 2012, the aggregate fair market value of derivative transactions outstanding with LoanCore was $0.8 million and included within Financial instruments owned. During the three and six months ended May 31, 2012, we have recognized gains within Principal transaction revenues of $9.1 million and $19.8 million on such transactions with LoanCore.

Note 11.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the six months ended May 31, 2012 (in thousands):

Six Months Ended May 31, 2012
Balance, at beginning of period	$365,574
Add: Translation adjustments	(828)

Balance, at end of period	$364,746

At least annually, and more frequently if warranted, we assess goodwill for impairment. We completed our annual test of goodwill as of June 1, 2012. No goodwill impairment was identified. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Further, adverse market or economic events in the future could result in impairment charges in future periods.

All goodwill is assigned to our Capital Markets segment and is deductible for tax purposes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Intangible Assets

The following table presents the gross carrying amount, accumulated depreciation and net carrying amount of identifiable intangible assets and weighted average amortization period as of May 31, 2012 and November 30, 2011 (in thousands):

	May 31, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$(2,867)	$—	$8,352	N/A
Customer relationships	10,542	—	(3,479)	7,063	6.4
Trade name	1,680	—	(829)	851	1.5
Other	100	—	(12)	88	13.3

	$23,541	$(2,867)	$(4,320)	$16,354

	November 30, 2011
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,776)	7,766	6.9
Trade name	1,300	(361)	939	1.1
Other	100	(8)	92	13.8

	$23,161	$(3,145)	$20,016

In comparing the fair value of our exchange and clearing organization membership interest and registrations recorded as indefinite-lived intangible assets with their respective carrying values as part of our annual impairment test, certain exchange memberships were deemed to be impaired. Fair values were based on prices of recent public sales which have declined over the past year. An impairment loss of $2.9 million was recognized during the three months ended May 31, 2012 and is included within Other expenses in the Consolidated Statement of Income and within our Capital Markets business segment.

Aggregate amortization expense for the three and six months ended May 31, 2012 was $0.6 million and $1.2 million, respectively and $0.2 million and $0.4 million for the three and six months ended May 31, 2011, respectively; which is included in Other expenses on the Consolidated Statements of Earnings.

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2012 (Period from June to November)	1,102
2013	1,319
2014	929
2015	771
2016	771
2017	714

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Mortgage Servicing Rights

In the normal course of business we originate military housing mortgage loans and sell such loans to investors. In connection with these activities we may retain the mortgage servicing rights that entitle us to a future stream of cash flows based on contractual servicing fees. Mortgage servicing rights to military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $0.9 million and $1.9 million during the three and six months ended May 31, 2012, respectively and $0.9 million and $1.8 million during the three and six months ended May 31, 2011, respectively.

The following presents the activity in the balance of these servicing rights for the six months ended May 31, 2012 and twelve months ended November 30, 2011 (in thousands):

	Six Months Ended May 31, 2012	Twelve Months Ended November 30, 2011
Balance, beginning of period	$8,202	$8,263
Add: Acquisition	162	347
Less: Pay down	(211)	—
Less: Amortization	(194)	(408)

Balance, end of period	$7,959	$8,202

We estimate the fair value of these servicing rights was $15.4 million and $15.6 million at May 31, 2012 and November 30, 2011, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.

Note 12.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. Bank loans at May 31, 2012 totaled $150.0 million of which $100.0 million is secured. We had no bank loans as of November 30, 2011. Average daily bank loans for the six months ended May 31, 2012 and the twelve months ended November 30, 2011 were $26.5 million and $12.0 million, respectively.

On February 3, 2012, Jefferies Group, Inc. entered into a one year, $100.0 million term-loan agreement with Prudential Financial, Inc. This loan is set to expire on February 2, 2013 and bears an annual interest rate of one-month LIBOR minus 0.11%. The borrowings under this loan are being used to provide working capital as needed for the Global Commodities Group. If a subsidiary fails to satisfy any regulatory or net capital requirement as a regulated broker-dealer or similar entity, the term loan will become due immediately. The average daily borrowing under this term loan during the period from February 3, 2012 to May 31, 2012 was $100.0 million.

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

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at May 31, 2012 and November 30, 2011 (in thousands):

	May 31, 2012	November 30, 2011
Unsecured Long-Term Debt
7.75% Senior Notes, matured March 15, 2012	$—	$254,926
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 6.00%)	249,429	249,298
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 3.92%)	499,283	499,187
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 5.57%)	349,146	349,045
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 5.18%)	769,222	782,598
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 8.31%)	707,396	707,787
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 6.94%)	743,684	545,816
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 6.55%)	346,727	346,664
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 7.20%)	286,159	280,832
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.37%)	492,837	492,773

	$4,443,883	$4,508,926

Secured Long-Term Debt
Credit facility, due August 26, 2014	415,000	100,000

	$4,858,883	$4,608,926

On April 19, 2012, we issued an additional $200.0 million aggregate principal amount of our 6.875% Senior Notes due April 15, 2021. Proceeds before underwriting discount and expenses amounted to $197.7 million. The total aggregate principal amount issued under this series of notes is $750.0 million.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the six months ended May 31, 2012. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011. The unamortized balance at May 31, 2012 amounted to $34.7 million which is being amortized over the remaining life of the debt using the effective yield method.

We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture currently convertible into 26.4749 shares of our common stock (equivalent to a conversion price of approximately $37.77 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Secured Long-Term Debt — On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At May 31, 2012, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $415.0 million and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at May 31, 2012. We were in compliance with debt covenants under the Credit Facility at May 31, 2012.

Note 14.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of May 31, 2012, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.

Note 15.	Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at May 31, 2012 and November 30, 2011 (in thousands):

	May 31, 2012	November 30, 2011
JSOP	$295,062	$276,800
JESOP	33,625	31,979
Other(1)	1,675	3,884

Noncontrolling interests	$330,362	$312,663

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within Stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three and six months ended May 31, 2012 and 2011 because all other comprehensive income or loss is attributed to us.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interest of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $331.6 million and $310.5 million at May 31, 2012 and November 30, 2011, respectively.

Note 16.	Benefit Plans

We have a defined benefit pension plan, Jefferies Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of a net gain or loss included in accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) shall be included as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen. Accordingly, there are no further benefit accruals for future service after December 31, 2005.

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded; however, the plan is reinsured by insurance contracts held in the name of Jefferies Bache Limited with multi-national insurers. The investments in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statement of Financial Condition and have a fair value of $17.8 million at May 31, 2012. We expect to pay the pension liability from the cash flows available to us under the reinsurance contracts.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following tables summarize the components of net periodic pension cost (in thousands):

	U.S. Pension Plan
	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Components of net periodic pension cost
Service cost	$44	$38	$88	$88
Interest cost on projected benefit obligation	584	593	1,168	1,183
Expected return on plan assets	(616)	(642)	(1,232)	(1,289)
Net amortization	317	231	634	447

Net periodic pension cost	$329	$220	$658	$429

	German Pension Plan
	Three Months Ended	Six Months Ended
	May 31, 2012	May 31, 2012
Components of net periodic pension cost
Service cost	$9	$18
Interest cost on projected benefit obligation	248	515

Net periodic pension cost	$257	$533

Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under the Internal Revenue Code. We did not contribute to our U.S. Pension Plan and German Pension Plan during the three and six months ended May 31, 2012, however, we anticipate contributing approximately $2.0 million to our U.S. Pension Plan during the remainder of the fiscal year.

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

Total compensation cost related to share-based compensation plans was $42.8 million and $52.5 million for the three months ended May 31, 2012 and 2011, respectively, and $93.4 million and $111.0 million for the six months ended May 31, 2012 and 2011, respectively. The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $0.1 million and $0.1 million during the three months ended May 31, 2012 and 2011, respectively and $19.8 million and $32.4 million for the six months ended May 31, 2012 and 2011 respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $29.9 million and $34.0 million related to share-based compensation in cash flows from financing activities for the six months ended May 31, 2012 and 2011, respectively. Due to our tax year end coinciding with our fiscal year end November 30, the timing of certain deductions related to share-based compensation are impacted such that tax benefits resulting from the vesting of awards are realized in the following fiscal year. Consequently, approximately $21.3 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 29, 2012 relates to share-based compensation awards that vested during January through November 2011, and approximately $19.7 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010. Additionally, we expect to recognize a net tax deficiency of $13.5 million related to share-based compensation awards that vested during January through May 2012 in additional paid-in capital during the three month period ending February 28, 2013.

As of May 31, 2012, we had $165.0 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.1 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan, and other forms of deferred cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and six months ended May 31, 2012 and 2011:

Incentive Compensation Plan.    We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards. The plan imposes a limit on the number of shares of our common stock that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then outstanding awards (as defined in the Incentive Plan) plus the number of shares subject to the award being granted do not exceed 30% of the number of shares issued and outstanding immediately prior to the grant.

Restricted Stock and Restricted Stock Units

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units. RSUs give a participant the right to receive fully vested shares at the end of a specified deferral period. One advantage of RSUs, as compared to restricted stock, is that the period during which the award is deferred as to settlement can be extended past the date the award becomes nonforfeitable, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

We grant restricted stock and RSUs as part of year-end compensation. Restricted stock and RSUs granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and RSUs granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $22.8 million and $32.4 million for the three months ended May 31, 2012 and 2011, respectively, and $48.9 million and $75.0 million for the six months ended May 31, 2012 and 2011, respectively, related to restricted stock and RSUs expected to be granted as part of our year-end compensation.

In addition to year end compensation awards, we grant restricted stock and RSUs to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions. We amortize these awards granted to senior executives over the service period as we have determined it is probable that the performance condition will be achieved.

The total compensation cost associated with restricted stock and RSUs amounted to $42.0 million and $51.5 million for the three months ended May 31, 2012 and 2011, respectively, and $92.4 million and $109.5 million for the six months ended May 31, 2012 and 2011, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following table details the activity of restricted stock (in thousands, except per share amounts):

	Six Months Ended May 31, 2012	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	9,032	$19.05
Grants(1)	1,278	$14.43
Forfeited	(33)	$23.94
Fulfillment of service requirement(1)	(1,795)	$20.20

Balance, end of period(2)	8,482	$18.09

(1)	Includes approximately 575,000 shares of restricted stock granted with no future service requirements during the six months ended May 31, 2012. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $14.72 per share.

(2)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units (in thousands, except per share amounts):

	Six Months Ended May 31, 2012		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	4,968	18,994	$23.53	$14.17
Grants	—	265 (1)	$—	$14.18
Distribution of underlying shares	—	(1,726)	$—	$22.44
Forfeited	—	(32)	$—	$20.74
Fulfillment of service requirement	(500)	500	$20.49	$20.49

Balance, end of period	4,468	18,001	$23.87	$13.54

(1)	Includes approximately 230,000 dividend equivalents declared on RSUs during the six months ended May 31, 2012. The weighted average grant date fair value of these dividend equivalents was approximately $14.01.

The aggregate fair value of restricted stock and RSUs granted with a service requirement that vested during the six months ended May 31, 2012 and 2011 was $28.2 million and $21.0 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $9.0 million and $10.8 million during the six months ended May 31, 2012 and 2011, respectively.

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

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statements of Earnings, was $732,000 and $823,000 for the three months ended May 31, 2012 and 2011, respectively, and $906,000 and $1,318,000 for the six months ended May 31, 2012 and 2011, respectively.

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

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $83,000 and $158,000 for the three months ended May 31, 2012 and 2011, respectively, and $123,000 and $199,000 for the six months ended May 31, 2012 and 2011, respectively. As of May 31, 2012, there were approximately 1,786,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.    We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We had no contributions and no compensation cost related to the ESOP during the three and six months ended May 31, 2012 and 2011.

Profit Sharing Plan.    We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.5 million and $1.2 million for the three months ended May 31, 2012 and 2011, respectively, and $4.5 million and $4.4 million for the six months ended May 31, 2012 and 2011, respectively.

Deferred Cash Awards.    We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years. We amortize these awards to compensation expense over the relevant service period. At May 31, 2012 and November 30, 2011, the remaining unamortized amount of these awards was $277.3 million and $211.4 million, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 18.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three and six months ended May 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Earnings for basic earnings per common share:
Net earnings	$68,379	$84,700	$165,096	$186,745
Net earnings to noncontrolling interests	4,881	4,084	24,462	18,788

Net earnings to common shareholders	63,498	80,616	140,634	167,957
Less: Allocation of earnings to participating securities(1)	3,740	3,756	8,332	7,672

Net earnings available to common shareholders	$59,758	$76,860	$132,302	$160,285

Earnings for diluted earnings per common share:
Net earnings	$68,379	$84,700	$165,096	$186,745
Net earnings to noncontrolling interests	4,881	4,084	24,462	18,788

Net earnings to common shareholders	63,498	80,616	140,634	167,957
Add: Convertible preferred stock dividends	1,016	1,016	2,031	2,031
Less: Allocation of earnings to participating securities(1)	3,751	3,748	8,340	7,646

Net earnings available to common shareholders	$60,763	$77,884	$134,325	$162,342

Shares:
Average common shares used in basic computation	216,597	210,751	217,384	205,054
Stock options	4	11	3	11
Mandatorily redeemable convertible preferred stock	4,110	4,108	4,110	4,107
Convertible debt	—	—	—	—

Average common shares used in diluted computation	220,711	214,870	221,497	209,172

Earnings per common share:
Basic	$0.28	$0.36	$0.61	$0.78
Diluted	$0.28	$0.36	$0.61	$0.78

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 13,208,000 and 10,260,000 for the three months ended May 31, 2012 and 2011, respectively and 13,647,000 and 9,808,000 for the six months ended May 31, 2012 and 2011, respectively. Dividends declared on participating securities during the three months ended May 31, 2012 and 2011 amounted to approximately $1,106,000 and $794,000, respectively and $2,064,000 and $1,480,000 for the six months ended May 31, 2012 and 2011, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 13, Long-Term Debt, and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter
2012	$0.075	$0.075
2011	$0.075	$0.075

On June 18, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on August 15, 2012 to stockholders of record as of July 16, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 19.	Income Taxes

As of May 31, 2012 and November 30, 2011, we had approximately $86.9 million and $79.8 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $56.9 million and $52.3 million (net of federal benefit of taxes) at May 31, 2012 and November 30, 2011, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of May 31, 2012 and November 30, 2011, we had accrued interest of approximately $13.3 million and $10.8 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued at May 31, 2012 and November 30, 2011.

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

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at May 31, 2012 (in millions):

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Maximum Payout
Equity commitments	$0.2	$0.2	$7.0	$—	$497.2	$504.6
Loan commitments	417.7	47.2	342.1	90.5	14.8	912.3
Mortgage-related commitments	867.8	—	740.5	—	—	1,608.3
Forward starting reverse repos and repos	601.7	—	—	—	—	601.7

	$1,887.4	$47.4	$1,089.6	$90.5	$512.0	$3,626.9

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of May 31, 2012. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
A	$30.0	$—	$—	$30.0	$1.6	$28.4
BBB	25.0	—	—	25.0	13.7	11.3
Non-investment grade	73.7	80.5	—	154.2	56.2	98.0
Unrated	318.7	719.6	20.0	1,058.3	283.7	774.6

Total	$447.4	$800.1	$20.0	$1,267.5	$355.2	$912.3

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $355.2 million of funded loans included in Financial instruments owned — Loans and a $2.9 million credit related to lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of May 31, 2012.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.    On October 7, 2004, we entered into an agreement with Babson Capital and MassMutual to form JFIN. At May 31, 2012, the total committed equity capital of JFIN was $1.0 million, to be funded equally by each partner. As of May 31, 2012, we have funded $107.5 million of our aggregate $500.0 million commitment leaving $392.5 million unfunded.

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation to form LoanCore, a commercial real estate finance company with an aggregate equity commitment of $600.0 million. As of May 31, 2012, we have funded $246.7 million of our $291.0 million equity commitment in LoanCore, leaving $44.3 million unfunded, net of financing charges.

At May 31, 2012, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of May 31, 2012, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC., leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010 and on August 12, 2010, we entered into Subscription Agreements agreeing to commit up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P., respectively. As of May 31, 2012, we have funded approximately $26.3 million and $3.5 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $55.2 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner, of Jefferies Capital Partners IV L.P. As of May 31, 2012, we have funded approximately $42.3 million and $2.1 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $4.6 million unfunded in aggregate.

As of May 31, 2012, we had other equity commitments to invest up to $3.1 million in various other investments.

Loan Commitments.    From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of May 31, 2012, we had $607.9 million of loan commitments outstanding to clients. The fair value of loan commitments recorded as derivatives in the Consolidated Statements of Financial Condition was a liability of $2.9 million at May 31, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with JFIN, to be funded equally, to support loan underwritings by JFIN. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of May 31, 2012, we have funded $202.7 million of the aggregate principal balance and $297.3 million of our commitment remained unfunded.

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $54.0 million. As of May 31, 2012, we funded approximately $46.8 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $7.2 million of our commitment remained unfunded.

The unfunded loan commitments to JFIN and JEP IV of $304.5 million in aggregate are unrated and included in the total unrated lending commitments of $774.6 million presented in the table above.

Mortgage-Related Commitments.    We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $74.6 million at May 31, 2012.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2012 (in millions).

	Expected Maturity Date
Guarantee Type	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Notional/ Maximum Payout
Derivative contracts — non-credit related	$33,531.1	$44,077.2	$45.4	$—	$—	$77,653.7
Derivative contracts — credit related	—	—	—	38.1	44.5	82.6

Total derivative contracts	$33,531.1	$44,077.2	$45.4	$38.1	$44.5	$77,736.3

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

At May 31, 2012 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index and single name credit default swaps	$19.5	$35.0	$15.0	$3.1	$10.0	$—	$82.6

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2012, the fair value of derivative contracts meeting the definition of a guarantee is approximately $123.9 million.

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

As of May 31, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$770,625	$724,447
Jefferies Execution	11,251	11,001
Jefferies High Yield Trading	414,668	414,418

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$225,615	$73,686

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

We operate in two principal segments – Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking activities. The Capital Markets reportable segment is managed as a single operating segment and reporting unit that provides the sales, trading and origination support for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

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

Our net revenues and expenses by segment are summarized below for the three and six months ended May 31, 2012 and 2011 (in millions):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Capital Markets:
Net revenues	$709.1	$716.7	$1,483.5	$1,451.1
Expenses	$587.4	$582.4	$1,190.5	$1,152.4
Asset Management:
Net revenues	$1.9	$10.5	$7.5	$34.4
Expenses	$12.6	$9.9	$18.7	$18.9
Total:
Net revenues	$711.0	$727.2	$1,491.0	$1,485.5
Expenses	$600.0	$592.3	$1,209.2	$1,171.3

Our total assets by segment are summarized below as of May 31, 2012 and November 30, 2011 (in millions):

	May 31, 2012	November 30, 2011
Segment Assets:
Capital Markets	$35,706.6	$34,946.1
Asset Management	10.8	25.4

Total assets	$35,717.4	$34,971.4

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. The following table presents Net revenues by geographic region for the three and six months ended May 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Americas(1)	$592,238	$584,494	$1,254,877	$1,238,390
Europe(2)	97,458	125,660	202,855	235,885
Asia (including Middle East)	21,335	17,011	33,265	11,273

Net revenues	$711,031	$727,165	$1,490,997	$1,485,548

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 23.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.    We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2012 and November 30, 2011, loans to and/or equity investments in Private Equity Related Funds were $131.4 million and $128.1 million, respectively. Interest income earned on loans to Private Equity Related Funds was $0.9 million and $1.7 million for the three and six months ended May 31, 2012, respectively and $0.8 million and $1.5 million for the three and six months ended May 31, 2011, respectively. Other income and investment income related to net gains and losses on our investment in Private Equity Related Funds was a $4.5 million loss and a $9.3 million loss for the three and six months ended May 31, 2012, respectively and $5.2 million gain and a $11.2 million gain for the three and six months ended May 31, 2011, respectively. For further information regarding our commitments and funded amounts to Private Equity Related Funds see Note 20, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC.    At May 31, 2012, we have commitments to purchase $217.2 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees.    At May 31, 2012 and November 30, 2011, we had $47.9 million and $59.2 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia.    During the three and six months ended May 31, 2012, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $1,500 and $8.3 million, respectively and $0.9 million during the three and six months ended May 31, 2011, respectively. These revenues are recorded in Commission income on the Consolidated Statements of Earnings.

For information on transactions with our equity method investees, see Note 10, Equity Method Investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net revenues, less mandatorily redeemable preferred interest	$706,575	$722,750	$1,464,697	$1,464,694
Non-interest expenses	599,993	592,266	1,209,246	1,171,279
Earnings before income taxes	106,582	130,484	255,451	293,415
Income tax expense	38,203	45,784	90,355	106,670
Net earnings	68,379	84,700	165,096	186,745
Net earnings to noncontrolling interests	4,881	4,084	24,462	18,788
Net earnings to common shareholders	63,498	80,616	140,634	167,957
Earnings per diluted common share	$0.28	$0.36	$0.61	$0.78
Effective tax rate	35.8%	35.1%	35.4%	36.4%

Executive Summary

Net revenues, less mandatorily redeemable preferred interest, for the three months ended May 31, 2012 decreased 2% to $706.6 million, as compared to $722.8 million for the three months ended May 31, 2011. Strong results in investment banking and fixed income offset a decline in equities in a challenging market environment during the three months ended May 31, 2012. Fixed income revenue includes the Global Commodities Group business (also referred to as “Jefferies Bache”) we acquired on July 1, 2011 from Prudential Financial, Inc. (“Prudential”). For the six months ended May 31, 2012, Net revenues, less mandatorily redeemable preferred interest, were almost identical to results for the six months ended May 31, 2011. The results for the six months ended May 31, 2012 include in the first quarter a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc and a gain on debt extinguishment of $9.9 million.

Non-interest expense of $600.0 million and $1,209.2 million for the three and six months ended May 31, 2012, respectively, reflect a $7.7 million, or 1%, and $38.0 million, or 3%, respectively, increase over the 2011 comparable periods. This net increase is primarily attributable to the costs in 2012 of the Global Commodities Group, and higher technology and communication costs, partially offset by lower compensation and benefit costs and by lower floor brokerage and clearing fees consistent with decreased equities revenue. Compensation costs as a percentage of Net revenues for the three and six month periods ended May 31, 2012 were 59.6% and 58.4%, respectively, as compared to 59.4% and 58.9% for the three and six month periods ended May 31, 2011, respectively.

Our effective tax rate was 35.8% and 35.4% for the three and six months ended May 31, 2012, respectively, as compared to 35.1% and 36.4% for the three and six months ended May 31, 2011, respectively. The change in our effective tax rate as compared to the comparable period in the prior fiscal year was primarily attributable to differences in the mix of taxable profits by business and region.

At May 31, 2012, we had 3,809 employees globally, as compared to 3,222 at May 31, 2011 and 3,898 at November 30, 2011. We added approximately 400 employees on July 1, 2011 as part of the Global Commodities Group acquisition and an additional 51 employees with the acquisition of Hoare Govett in February 2012.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Revenues by Source

The Capital Markets reportable segment includes our securities trading activities, and our investment banking and capital raising activities. The Capital Markets reportable segment is managed as a single operating segment that provides the sales, trading and origination and execution effort for various equity, fixed income, commodities, foreign exchange and advisory services. The Capital Markets segment comprises many business units, with many interactions and much integration among them. In addition, we separately discuss our Asset Management business.

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective sales and trading activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the three and six months ended May 31, 2012 and May 31, 2011 (in thousands):

	Three Months Ended				Six Months Ended
	May 31, 2012		May 31, 2011		May 31, 2012		May 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$119,570	17%	$165,076	23%	$255,785	17%	$342,434	23%
Fixed income	292,600	41	223,121	30	631,747	42	541,219	37

Total sales and trading	412,170	58	388,197	53	887,532	59	883,653	60
Other	—	—	—	—	13,175	1	—	—
Equity	55,623	8	52,039	7	101,810	7	101,723	7
Debt	132,429	18	131,806	18	222,124	15	194,773	13

Capital markets	188,052	26	183,845	25	323,934	22	296,496	20
Advisory	108,911	15	144,576	20	258,824	17	270,984	18

Investment banking	296,963	41	328,421	45	582,758	39	567,480	38
Asset management fees and investment income from managed funds:
Asset management fees	7,979	1	5,019	1	19,867	1	21,136	1
Investment (loss)/income from managed funds	(6,081)	—	5,528	1	(12,335)	—	13,279	1

Total	1,898	1	10,547	2	7,532	1	34,415	2

Net revenues	711,031	100%	727,165	100%	1,490,997	100%	1,485,548	100%
Interest on mandatorily redeemable preferred interest of consolidated subsidiaries	4,456		4,415		26,300		20,854

Net revenues, less mandatorily redeemable preferred interest	$706,575		$722,750		$1,464,697		$1,464,694

Net Revenues

Net revenues, before interest on mandatorily redeemable preferred interest, for the three months ended May 31, 2012 were $711.0 million, a decrease of 2%, as compared to $727.2 million for the three months ended May 31, 2011. Our 2012 results include the results of Jefferies Bache, acquired in July 2011. Secondary trading activity was muted in 2012 by global economic uncertainty, contributing to a decline in equities revenues on low volumes compared to the 2011 quarter. Investment banking revenue, while strong, decreased 10% to $297.0 million for the three months ended May 31, 2012 from $328.4 million for the three months ended May 31, 2011. Asset management revenue was negatively impacted by write-downs on certain of our investments in unconsolidated funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

For the six months ended May 31, 2012, Net revenues, before interest on mandatorily redeemable preferred interest, were $1,491.0 million, comparable to Net revenues of $1,485.5 million for the six months ended May 31, 2011. Net revenues for the six months ended May 31, 2012 include a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2012 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011. These gains were partially offset by a decline in equities and asset management revenues compared with the comparable prior quarter. Fixed income revenue for the six months ended May 31, 2012 includes the results of our Jefferies Bache business acquired on July 1, 2011.

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

Total equities revenue was $119.6 million and $165.1 million for the three months ended May 31, 2012 and 2011, respectively, a decrease of $45.5 million, or 28%. Equities revenue is heavily driven by the overall level of trading activity of our clients.

The optimism regarding a solution to the Eurozone debt crisis which had prevailed during the first quarter of fiscal 2012, deteriorated during the second quarter of fiscal 2012 as uncertainties regarding the future of the Euro, less favorable economic data in the U.S and concerns of a slowdown in the global economy further depressed equity trading volumes and new issuances. The New York Stock Exchange and NASDAQ exchange volumes were down 15% and 11%, respectively, compared to the three months ended May 31, 2011, and was reflected by reduced commission revenues from our equity cash trading efforts. Although similarly disadvantaged by lower volumes, trading revenue from our equity derivatives business improved on a change in our strategy regarding client activity when compared to three months ended May 31, 2011. Revenue from alternative equity investments for the three months ended May 31, 2012 includes revenue from certain principal investments and net earnings from our Jefferies LoanCore joint venture, which closed its first securitization in May 2012. Additionally, within equities revenues, net earnings from our Jefferies Finance, LLC joint venture were lower than for the three months ended May 31, 2011.

For the six months ended May 31, 2012, total equities revenue was $255.8 million as compared to $342.4 million for the six months ended May 31, 2011, a decrease of $86.6 million, or 25%, which was commensurate with depressed average equity volumes during the 2012 period as compared to 2011.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Fixed income revenue was $292.6 million for the three months ended May 31, 2012, an increase of 31% compared to $223.1 million for the three months ended May 31, 2011. Fixed income revenue for the three months ended May 31, 2012 includes a full quarter of revenue from Jefferies Bache following our acquisition of the Global Commodities Group from Prudential in July 2011.

Global fixed income activity declined as the quarter progressed as Eurozone debt concerns continued and economic data continued to be less favorable. Although the three months ended May 31, 2011 were also characterized by volatility in certain fixed income markets and the European sovereign debt crisis created some market stress in the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

period, 2011 market conditions were less severe than those of the 2012 period. During the three months ended May 31, 2012, volatility in U.S. Treasuries increased and spreads widened in the agency and corporate markets resulting in marginally lower U.S. rates and corporate revenues compared to the three months ended May 31, 2011. Eurorates revenue decreased as compared to the second quarter of 2011. Revenue declines in the second quarter of 2012, were offset by an increase in revenue from our U.S. high yield business. Net revenues in mortgage- and asset-backed securities remained strong during the three months ended May 31, 2012 as investors sought out higher yields, although revenue was down overall as compared to a robust result in the prior year’s comparable quarter. Jefferies Bache foreign exchange revenues benefited during the period from a strengthening of the U.S. dollar; and Jefferies Bache futures activity benefited from increased volumes and client activity, as well as a gain on our investment in shares of the London Metal Exchange.

For the six months ended May 31, 2012, fixed income revenue was $631.7 million compared to $541.2 million for the comparable 2011 period, an increase of 17%, or $90.5 million, predominantly driven by the inclusion of revenues from the Jefferies Bache commodities futures business. In Europe, during the early part of 2012, investor confidence returned in response to austerity measures taken by European governments during the quarter and helped drive the results of our European credit business for the six months ended June 30, 2012. Mortgage revenues were robust for the six months ended May 31, 2012 as the markets rallied early in the period on tighter interest and mortgage index spreads, though revenues for the first six months of 2012 were down as compared to a strong result from the mortgage platform in the prior comparable period. Municipal trading activities benefited from spreads tightening in the first quarter of 2012 and price appreciation on certain positions held at May 31, 2012. Additionally, certain high yield positions generated significant principal transaction gains.

Of the net earnings recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 66% of such income for the six months ended May 31, 2012 and 2011 are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Other Revenue

For the six months ended May 31, 2012, Other revenue of $13.2 million is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million on the acquisition of Hoare Govett on February 1, 2012. For additional information see Note 3, Acquisitions and Note 13, Long-term Debt, respectively, in our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Investment Banking Revenue

We provide a full range of financial advisory services to our clients across most industry sectors primarily in the U.S. and to a lesser extent in Europe, Asia and Latin America. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity convertible financing services. Advisory revenue consists of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions, fund placement activities, as well as other activities, including fairness opinions and valuation analyses. The following table sets forth our investment banking revenue (in thousands):

	Three Months Ended			Six Months Ended
	May 31, 2012	May 31, 2011	% Change	May 31, 2012	May 31, 2011	% Change
Equity	$55,623	$52,039	7%	$101,810	$101,723	0%
Debt	132,429	131,806	0%	222,124	194,773	14%

Capital markets	188,052	183,845	2%	323,934	296,496	9%
Advisory	108,911	144,576	-25%	258,824	270,984	-4%

Total	$296,963	$328,421	-10%	$582,758	$567,480	3%

Early during the three months ended May 31, 2012, capital market conditions showed signs of improvement; however as the quarter progressed, negative news from the Eurozone, in particular regarding Greece and Spain, and less favorable economic data in the U.S. brought new uncertainty to the markets. This uncertainty, contributed to weak equity underwriting and mergers and acquisition activity, even in the face of a low interest rate environment and substantial cash balances at corporations.

Investment banking revenue decreased 10% to $297.0 million for the three months ended May 31, 2012, as compared to revenue of $328.4 million for the three months ended May 31, 2011, principally driven by decreased advisory revenue. In the three months ended May 31, 2012, we served as financial advisor on 25 merger and acquisition transactions having an aggregate transaction value of approximately $10 billion, as compared to 29 transactions with an aggregate transaction value of $23 billion during the comparable quarter in the prior year. Notable transactions completed in the second quarter of fiscal 2012 included acting as joint financial advisor to Williams Companies Inc. on its $2.5 billion acquisition of Caiman Eastern Midstream, sole advisor to Physiotherapy Associates in its $510 million sale to Court Square Capital Partners, sole advisor to Semtech Corporation in its $494 million acquisition of Gennum Corporation and acting as joint financial advisor to Cordillera Energy Partners III, LLC in its $2.85 billion merger with Apache Corporation.

Debt capital market revenue of $132.4 million for the three months ended May 31, 2012 was comparable with the prior year quarter as companies continued to take advantage of lower borrowing costs. Equity capital market revenue totaled $55.6 million for the three months ended May 31, 2012, as compared to $52.0 million for the comparable quarter in the prior fiscal year, an increase of $3.6 million. During the three months ended May 31, 2012, we completed 26 public equity financings (18 on which we acted as sole or joint bookrunner) compared to 19 public equity financings (16 on which we acted as sole or joint bookrunner) during the three months ended May 31, 2011.

For the six months ended May 31, 2012, we recorded investment banking revenue of $582.8 million, 3% higher than the six months ended May 31, 2011. Our capital markets business produced revenue of $323.9 million compared to $296.5 million for the six months ended May 31, 2011, reflective of the improved market environment for debt underwritings and our success in winning book runner roles in the 2012 period. Revenue from our advisory business decreased 4%, or $12.1 million, for the six months ended May 31, 2012 as compared to revenue of $271.0 million for the six months ended May 31, 2011.

Asset Management Fees and Investment Income (Loss) from Managed Funds

Asset management revenue includes management and performance fees from funds and accounts managed by us, management and performance fees from related party managed funds and accounts and investment income (loss) from our investments in these funds, accounts and related party managed funds. The key components of asset management revenue are the level of assets under management and the performance return, both on an absolute basis and relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following summarizes the results of our Asset Management segment for the three and six months ended May 31, 2012 and May 31, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Asset management fees:
Fixed income	$982	$996	$1,721	$1,737
Equities	1,174	2,188	2,398	4,036
Convertibles	818	(1,434)	6,741	9,392
Commodities	5,005	3,269	9,007	5,971

	7,979	5,019	19,867	21,136
Investment (loss) income from managed funds(1)	(6,081)	5,528	(12,335)	13,279

Total	$1,898	$10,547	$7,532	$34,415

(1)	Of the total investment (loss) income from managed funds, no amounts are attributed to noncontrolling interest holders for the periods ended May 31, 2012 and 2011.

Asset management fees increased by $3.0 million to $8.0 million for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011, which resulted from higher average assets under management in our commodity funds and managed accounts. Fees in our global convertible bond and equity strategies across funds and managed accounts were comparable to the three months ended May 31, 2011. Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives.

Income from our investments in managed funds decreased by $11.6 million to a loss of $6.1 million for the three months ended May 31, 2012, as compared to a gain of $5.5 million for the three months ended May 31, 2011. In the current quarter, unrealized markdowns in private equity funds managed by a related party resulted in the investment loss. This compares with gains of $5.5 million recognized on these funds for the three months ended May 31, 2011.

For the six months ended May 31, 2012, asset management fees decreased to $19.9 million as compared to $21.1 million for the six months ended May 31, 2011. We recognized an investment loss of $12.3 million for the six months ended May 31, 2012 due to unrealized markdowns in our private equity investments. This compares with a net gain of $13.3 million for the six months ended May 31, 2011 primarily due to our investment in those funds.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	May 31, 2012	May 31, 2011
Assets under management(1):
Equities	$204	$119
Convertibles	1,213	2,445
Commodities	793	127

Total	$2,210	$2,691

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Change in Assets under Management

	Three Months Ended			Six Months Ended
(in millions)	May 31, 2012	May 31, 2011	% Change	May 31, 2012	May 31, 2011	% Change
Balance, beginning of period	$2,530	$2,540	0%	$2,284	$1,964	16%

Net cash flow (out) in	(42)	71		102	432
Net market (depreciation) appreciation	(278)	80		(176)	295

	(320)	151		(74)	727

Balance, end of period	$2,210	$2,691	-18%	$2,210	$2,691	-18%

During the three months ended May 31, 2012, flows out of our global convertible bond and equity funds more than offset additional investments into our commodity funds resulting in a net cash outflow of $42 million. Net market depreciation of $278 million was broad based across our global convertible bond and commodity funds and accounts given the negative economic outlook and concerns in both Europe and the U.S. For the three months ended May 31, 2011, assets under management increased $151 million, reflecting new customer investments in our commodities mutual fund and net market appreciation in convertible bond assets.

For the six months ended May 31, 2012, net cash inflows of $102 million resulted from inflows into our commodity funds more than offset outflows from our global convertible bond and equity funds. Net market depreciation of $176 million reflected the decline in value of the underlying assets of our convertible bond and commodity funds. For the six months ended May 31, 2011, the net increase in assets under management of $727 million is primarily attributable to new customer investments in our global convertible fund as well as market appreciation of the underlying assets and, to a lesser extent, new investments in our commodities funds.

Managed Accounts

We manage certain portfolios as mandated by client arrangements whereby management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on these measures by predominant asset strategy were as follows (in millions):

(notional account value)
	May 31, 2012	May 31, 2011
Managed Accounts:
Equities	$—	$149
Commodities	1,917	1,165

	$1,917	$1,314

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Change in Managed Accounts

(notional account value)	Three Months Ended		Six Months Ended
(in millions)	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Balance, beginning of period	$2,029	$1,064	$1,612	$949
Net account additions	195	244	532	233
Net account appreciation	(307)	6	(227)	132

Balance, end of period	$1,917	$1,314	$1,917	$1,314

A portion of the net increase in the notional account value of managed accounts as of May 31, 2012 as compared to May 31, 2011 is attributable to an increase in investors as a result of the acquisition of Jefferies Bache in July 2011. During the three months ended May 31, 2012, customer inflows were offset by falling commodity prices impacting the notional value of the accounts.

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at May 31, 2012 and November 30, 2011 (in thousands):

	May 31, 2012	November 30, 2011
Unconsolidated funds(1)	$67,799	$70,224
Consolidated funds(2)	9,769	10,076

Total	$77,568	$80,300

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition.

(2)	Invested capital in managed funds includes funds that are actively managed by us and by third parties and related parties including hedge funds, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds and accounts, certain funds and accounts are consolidated and the assets and liabilities of these funds and accounts are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated.

Non-interest Expenses

Non-interest expenses for the three and six months ended May 31, 2012 and May 31, 2011, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Compensation and benefits	$423,541	$431,936	$870,003	$874,828
Floor brokerage and clearing fees	32,921	31,384	60,759	59,517
Technology and communications	60,329	49,850	121,779	93,525
Occupancy and equipment rental	24,940	20,437	47,505	38,416
Business development	22,379	22,457	44,626	42,395
Professional services	17,296	16,099	30,989	29,375
Other	18,587	20,103	33,585	33,223

Total non-compensation expenses	$176,452	$160,330	$339,243	$296,451

Total non-interest expenses	$599,993	$592,266	$1,209,246	$1,171,279

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards and the amortization of certain nonannual share-based and cash compensation to employees. Annual share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, the compensation expense for a substantial portion of share-based awards granted at year end as part of annual compensation is fully recorded in the year of the award. Included within compensation and benefits expense are share-based amortization expense for senior executive awards previously granted in January 2010, non-annual share-based and cash-based awards to other employees and prior year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $67.1 million in the second quarter of fiscal 2012 compared to $43.6 million for the comparable 2011 quarter.

Compensation and benefits expense totaled $423.5 million for the three months ended May 31, 2012, a 2% or $8.4 million decrease, as compared to the three months ended May 31, 2011. Employee headcount increased to 3,809 employees globally at May 31, 2012 from 3,222 employees at May 31, 2011, with approximately 400 employees and 51 employees being added to our firm on July 1, 2011 and on February 1, 2012 in connection with the acquisitions of the Global Commodities Group and Hoare Govett, respectively. A significant portion of the additional increase is our expansion in Asia. Compensation and benefits as a percentage of Net revenues was 59.6%, consistent with the ratio for the three months ended May 31, 2011.

For the three months ended May 31, 2012, Compensation and benefits expense included $9.2 million relating to the acquisition of the Global Commodities Group on July 1, 2011 and Hoare Govett on February 1, 2012, comprising amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited as a result of the acquisition and amortization of retention awards granted to Hoare Govett employees. When excluding these costs, together with the amortization of discounts recognized on our long-term debt purchased and re-issued in December 2011 and January 2012 and recognized in Interest expense, our ratio of Compensation and benefits expense to Net revenues for the three months ended May 31, 2012 was 58.2%.

Compensation and benefits decreased 1%, or $4.8 million, to $870.0 million for the six months ended May 31, 2012 resulting in a ratio of Compensation and benefits to Net revenues of 58.4%, as compared to 58.9 % for the comparable period in 2011.

Non-Compensation Expenses

Non-compensation expenses were $176.5 million for the three months ended May 31, 2012, a 10% or $16.2 million increase, as compared to expenses of $160.3 million for the three months ended May 31, 2011. The increase from the second quarter 2011 was predominantly driven by the inclusion of the costs of the Global Commodities Group in the second quarter of 2012.

Technology and communications expense increased 21%, or $10.4 million, to $60.3 million for the three months ended May 31, 2012 versus an expense of $49.9 million for the second quarter of 2011. Exclusive of the effect of the Global Commodities Group, technology and communications expenses increased due to continued build out of our Asia businesses. Floor brokerage and clearing expenses increased 5%, or $1.5 million, as compared to the three months ended May 31, 2011; however, exclusive of Jefferies Bache activity, floor brokerage and clearing expenses were down commensurate with lower equity trading volumes.

Occupancy and equipment expense increased 22%, or $4.5 million, to $24.9 million for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011 primarily due to the inclusion of office costs for Jefferies Bache and our office growth in Asia and Europe. Professional services expense increased 7% for the three months ended May 31, 2012, or $1.2 million, to $17.3 million primarily driven by the inclusion of Jefferies Bache operating costs in 2012, the fluctuation partially offset by legal and consulting fees related to the acquisition of the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Global Commodities Group incurred in the prior year comparable period. Other expenses decreased 8%, or $1.5 million, as a $2.9 million impairment charge recognized in the current quarter on certain indefinite-lived intangible assets was more than offset by a $4.6 million charitable contribution for Japan earthquake relief in the three months ended May 31, 2011.

Non-compensation expenses as a percentage of Net revenues was 25% for the three months ended May 31, 2012 as compared to 22% for the three months ended May 31, 2011.

Non-compensation expenses were $339.2 million and $296.5 million for the six months ended May 31, 2012 and 2011, respectively, an increase of $42.7 million or 14%. Floor brokerage and clearing fees increased due to the inclusion of Jefferies Bache, however this was offset to a large extent by lower expenses on lower equity trading volumes. Technology and communications costs have increased as the expansion of our personnel and business platforms has increased the demand for market data, technology connections and applications. In addition, occupancy costs increased commensurate with our efforts of strengthening our presence in Europe and Asia.

Earnings Before Income Taxes

Earnings before income taxes was $106.6 million for the three months ended May 31, 2012, down from Earnings before income taxes of $130.5 million for the three months ended May 31, 2011. For the six months ended May 31, 2012, earnings before income taxes was $255.5 million as compared to $293.4 million for the 2011 comparable period.

Income Taxes

The provision for income taxes was a tax expense of $38.2 million and an effective tax rate of 35.8% for the three months ended May 31, 2012, compared with a provision of $45.8 million and an effective tax rate of 35.1% for the three months ended May 31, 2011. Income tax expense was $90.4 million and $106.7 million and the effective tax rate was 35.4% and 36.4% for the six months ended May 31, 2012 and 2011, respectively. The change in our effective tax rate for the periods ended May 31, 2012 as compared to the comparable period in the prior fiscal year is primarily attributable to differences in the mix of taxable profits by business and region.

Earnings per Common Share

Diluted net earnings per common share was $0.28 for the three months ended May 31, 2012 on 220,711,000 shares, compared to diluted net earnings per common share of $0.36 for the three months ended May 31, 2011 on 214,870,000 shares. For the six months ended May 31, 2012 diluted earnings per common share were $0.61 on 221,497,000 shares, compared to diluted net earnings per common share of $0.78 for the six months ended May 31, 2011 on 209,172,000 shares. See Note 18, Earnings Per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.

Recent Accounting Developments

Balance Sheet Offsetting Disclosures.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operation or cash flows.

Goodwill Testing — In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying

JEFFERIES GROUP, INC. AND SUBSIDIARIES

amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not affect our financial condition, results of operation or cash flows.

Comprehensive Income — In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update requires entities to report comprehensive income either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. We adopted the guidance on March 1, 2012, and elected the two separate but consecutive statements approach. Accordingly, we now present our Consolidated Statements of Comprehensive Income immediately following our Consolidated Statements of Earnings within our consolidated financial statements.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements Topic — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. We adopted this guidance on March 1, 2012 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions beginning on January 1, 2012. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of May 31, 2012 and November 30, 2011 (in thousands):

	May 31, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$1,414,523	$1,600,845	$1,235,079	$1,330,096
Corporate debt securities	3,100,103	1,949,646	2,868,304	1,614,493
Government, federal agency and other sovereign obligations	4,550,070	3,066,656	7,471,563	3,209,713
Mortgage- and asset-backed securities	3,982,968	46,577	3,923,303	50,517
Loans and other receivables	1,073,282	339,382	376,146	151,117
Derivatives	621,174	407,150	525,893	249,037
Investments	134,709	—	105,585	—
Physical commodities	141,066	—	172,668	—

	$15,017,895	$7,410,256	$16,678,541	$6,604,973

At May 31, 2012 and November 30, 211 derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options, and interest rate and commodity swaps.

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

Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2, Summary of Significant Accounting Policies and Note 5, Fair Value Disclosures, in our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at May 31, 2012 and November 30, 2011 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011
Residential mortgage-backed securities	$123,555	$149,965	$—	$—
Loans and other receivables	108,674	97,291	—	10,157
Investments at fair value	91,836	78,326	—	—
Collateralized debt obligations	84,006	47,988	—	—
Commercial mortgage-backed securities	40,594	52,407	—	—
Corporate debt securities	7,972	48,140	74	74
Corporate equity securities	25,789	13,489	12,039	—
Other asset-backed securities	1,273	3,284	—	—
Municipal securities	465	6,904	—	—
Sovereign obligations	—	140	—	—
Derivatives	121	124	4,516	9,409

Total Level 3 financial instruments	484,285	498,058	$16,629	$19,640

Level 3 financial instruments for which the firm bears no economic exposure(1)	(40,916)	(45,901)

Level 3 financial instruments for which the firm bears economic exposure	443,369	452,157
Investments in managed funds	68,314	70,740

Level 3 assets for which the firm bears economic exposure	$511,683	$522,897

Total Level 3 assets	$552,599	$568,798

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.2%	0.3%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other liabilities of approximately $2.4 million and $3.8 million at May 31, 2012 and November 30, 2011, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Assets:
Transfers from Level 3 to Level 2	$81.8	$48.7	$83.1	$12.8
Transfers from Level 2 to Level 3	70.2	150.9	114.6	83.8
Net (losses) gains	(5.5)	31.6	(15.5)	65.1
Liabilities:
Transfers from Level 3 to Level 2	$—	$—	$2.2	$—
Transfers from Level 2 to Level 3	0.4	—	—	—
Net (losses) gains	4.6	2.2	3.0	(0.4)

See Note 5, Fair Value Disclosures, in our consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	May 31, 2012	November 30, 2011	% Change
Total assets	$35,717.4	$34,971.4	2%
Cash and cash equivalents	2,357.8	2,393.8	-2%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,932.7	3,345.0	18%
Financial instruments owned	15,017.9	16,678.5	-10%
Financial instruments sold, not yet purchased	7,410.3	6,605.0	12%
Total Level 3 assets	552.6	568.8	-3%
Level 3 financial instruments for which we have economic exposure	443.4	452.2	-2%
Securities borrowed	$5,371.6	$5,169.7	4%
Securities purchased under agreements to resell	3,312.1	2,893.0	14%

Total securities borrowed and securities purchased under agreements to resell	$8,683.7	$8,062.7	8%

Securities loaned	$2,426.1	$1,706.3	42%
Securities sold under agreements to repurchase	9,065.3	9,620.7	-6%

Total securities loaned and securities sold under agreements to repurchase	$11,491.4	$11,327.0	1%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Total assets at May 31, 2012 were essentially unchanged from November 30, 2011 as management has determined these balances to be appropriate levels of risk and leverage while maintaining sufficient liquidity for the firm and balancing our clients’ trading needs. As of the 2011 year end, management decided to reduce trading balances and leverage to demonstrate the underlying liquidity of our trading assets and liabilities at year end and has primarily maintained this liquidity approach. The reduction in trading balances was done across asset classes and fair value hierarchy levels. During the three months ended May 31, 2012, average total assets were approximately 23% higher than total assets at May 31, 2012.

As a futures commission merchant, Jefferies Bache, LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. As a result of the acquisition of this business and the related margin requirements for such activity, the balance of cash and securities segregated increased at November 30, 2011 from prior years and remains consistent at May 31, 2012 with levels expected for this business activity. Jefferies & Company, Inc. (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar requirements exist with respect to our U.K.-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are separately segregated and “locked-up” apart from our funds. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities.

Our total Financial instruments owned inventory at May 31, 2012 decreased by $1.7 billion to $15.0 billion as compared to November 30, 2011, primarily due to a $4.4 billion decrease in U.S. government and agency securities partially offset by a $1.4 billion increase in sovereign obligations and a $1.1 billion increase in loans and corporate debt and equity securities. Our Financial instruments sold, not yet purchased inventory increased to $7.4 billion from $6.6 billion at November 30, 2011, primarily due to a $1.0 billion increase in sovereign obligations, and $0.6 billion increase in corporate equity and debt securities, offset by a $1.1 billion decrease in U.S. government and agency securities. Inventory held of sovereign obligations fluctuated from an overall net short position of $131.5 million at November 30, 2011 to an overall net long position of $364.3 million at May 31, 2012, driven by increases in securities of western Europe sovereigns (excluding Portugal, Ireland, Italy, Greece and Spain).

Our net inventory positions decreased by $2.5 billion to $7.6 billion as of May 31, 2012 from $10.1 billion as of November 30, 2011 with U.S. government and agency securities accounting for $3.2 billion of the decrease. The change in our net sovereign obligations and municipal securities inventory offset this decrease, increasing by $0.5 billion as compared to November 30, 2012. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Portugal, Ireland, Italy, Greece and Spain as of May 31, 2012, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

Of our total Financial instruments owned, approximately 73% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Further, our Financial instruments owned consists of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

At May 31, 2012 and November 30, 2011, our Level 3 financial instruments owned for which we have economic exposure was 3% and 3%, respectively, of our total financial instruments owned. Level 3 mortgage- and asset-backed securities represent 4% and 5% of total mortgage- and asset-backed securities at May 31, 2012 and November 30, 2011, respectively.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 8% from November 30, 2011 to May 31, 2012 primarily due to an increase in the use of matchbook secured financing activity to facilitate our fixed income business and equities positions as part of dividend arbitrage strategies. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 1% from November 30, 2011 to May 31, 2012 due to an increase in financing of customer securities activity via securities lending. Additionally, during the three months ended May 31, 2012, and consistent with fiscal 2011, our utilization of repurchase agreements to finance liquid inventory was predominantly executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances and which partially offset the increase in securities loaned balances over the periods. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the six months ended May 31, 2012, were 21% and 12% higher, respectively, than the May 31, 2012 balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2011, were 67% and 37% higher, respectively, than the November 30, 2011 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended May 31, 2012	Twelve Months Ended November 30, 2011
Securities Purchased Under Agreements to Resell
Period end	$3,312	$2,893
Month end average	4,879	4,780
Maximum month end	6,638	6,956
Securities Sold Under Agreements to Repurchase
Period end	$9,065	$9,621
Month end average	10,796	13,024
Maximum month end	12,351	18,231

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of May 31, 2012 and November 30, 2011 (in thousands):

		May, 31, 2012	November 30, 2011
Total assets		$35,717,405	$34,971,422
Deduct:	Securities borrowed	(5,371,618)	(5,169,689)
	Securities purchased under agreements to resell	(3,312,147)	(2,893,043)
Add:	Financial instruments sold, not yet purchased	7,410,256	6,604,973
	Less derivative liabilities	(407,150)	(249,037)

Subtotal		7,003,106	6,355,936
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,932,715)	(3,344,960)
	Goodwill and intangible assets	(381,100)	(385,589)

Adjusted assets		$29,722,931	$29,534,077

Total stockholders’ equity		$3,640,520	$3,536,975
Deduct:	Goodwill and intangible assets	(381,100)	(385,589)

Tangible stockholders’ equity		$3,259,420	$3,151,386

Leverage ratio(1)		9.8	9.9

Adjusted leverage ratio(2)		9.1	9.4

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. As total assets were relatively consistent at May 31, 2012 as compared to November 30, 2011, the decreases in our leverage ratio and adjusted leverage ratio from November 30, 2011 to May 31, 2012 are primarily due to the reduction in our net trading inventory, and increases in securities financing activity and stockholders’ equity.

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

Contingency Funding Plan.    Our Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements; (d) liquidity outflows related to possible credit downgrade; (e) lower availability of secured funding; (f) client cash withdrawals; (g) the anticipated funding of outstanding investment and loan commitments; and (h) certain accrued expenses and other liabilities and fixed costs.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Cash Capital Policy.    We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $8.5 billion as of May 31, 2012 exceeded our cash capital requirements.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2012, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	May 31, 2012	Average balance Quarter ended May 31, 2012(1)	November 30, 2011
Cash and cash equivalents:
Cash in banks	$724,901	$567,567	$846,990
Money market investments	1,632,921	964,559	1,546,807

Total cash and cash equivalents	2,357,822	1,532,126	2,393,797

Other sources of liquidity:
Securities purchased under agreements to resell(2)	429,066	657,507	233,887
U.K. liquidity pool(2)	317,972	252,012	303,416
Other(3)	273,711	399,799	509,491

Total other sources	1,020,749	1,309,318	1,046,794

Total cash and cash equivalents and other liquidity sources	$3,378,571	$2,841,444	$3,440,591

(1)	Average balances are calculated based on weekly balances.

(2)	The liquidity pool, segregated by our U.K. broker-dealer, as required by FSA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area (“EEA”), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for 73% of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2012 and November 30, 2011 (in thousands):

	May 31, 2012		November 30, 2011
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)
Corporate equity securities	$1,271,717	$136,387	$1,105,271	$297,408
Corporate debt securities	1,827,817	143,516	2,193,821	48,503
U.S. Government, agency and municipal securities	1,821,507	132,248	6,109,749	19,003
Other sovereign obligations	2,526,686	543,095	1,166,577	336,453
Agency mortgage- and asset-backed securities(1)	3,263,235	—	3,249,366	—
Physical commodities	141,066	—	172,668	88,307

	$10,852,028	$955,246	$13,997,452	$789,674

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three and six months ended May 31, 2012 were approximately $17.9 billion and $17.8 billion, respectively.

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

Secured Financing

We rely principally on secured and readily available funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured funding, primarily through securities financing transactions. We do not use or rely on “wholesale funding,” a catch-all term typically used to refer to unsecured short-term funding, such as brokered deposits, foreign deposits or commercial paper. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 88% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

During fiscal 2011, and despite the increasingly uncertain economic situation in Europe and elsewhere, we continued to gain access to additional liquidity providers and increased funding availability both in terms of asset classes being financed and the term of the financing being offered. Near the end of the third quarter, given the instability and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

possible credit tightening of European banks, we began to execute more of our financing of European Sovereign inventory using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we successfully increased the term of the bi-lateral financings. The remaining 12% of our outstanding repo balances is currently contracted bi-laterally, of which a significant portion is on a term basis. The following table provides detail on the composition of our outstanding repurchase agreements at May 31, 2012 (in millions):

	Repo Profile by Instrument Type
Contract Type	Total Contract Amount	Clearing Organization Eligible	% of Total	Non-Eligible	% of Total
Treasury	$8,510	$8,510	100%	$—	0%
Sovereign	2,533	2,533	100%	—	0%
Agency Debt	1,621	1,621	100%	—	0%
Agency MBS	6,310	5,273	84%	1,037	16%
Non-Agency MBS/ABS	590	—	0%	590	100%
Corporate Debt	809	234	29%	575	71%
Municipal	258	—	0%	258	100%
Other	7	6	81%	1	19%

	$20,638	$18,177	88%	$2,461	12%

Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our $510.6 million of uncommitted secured and unsecured bank lines, comprised of $475.0 million of bank lines and $35.6 million of letters of credit. Of the $475.0 million uncommitted bank lines, $375.0 million is secured, of which $100.0 million is drawn upon May 31, 2012. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.

Short-term Borrowings

Bank loans represent secured and unsecured short term borrowings, and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. Average daily bank loans for the six months ended May 31, 2012 and the year ended November 30, 2011 were $26.5 million and $12.0 million, respectively. In addition to bank loans, we have a one year $100.0 million term loan from Prudential Financial, Inc. Borrowings under the Prudential facility were $100.0 million and $150.0 million was outstanding from various banks on a secured and unsecured basis at May 31, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Long-term Debt and Long-term Capital

We had total long-term capital of $8.5 billion and $8.2 billion resulting in a long-term debt to equity capital ratio of 1.35:1 and 1.33:1 at May 31, 2012 and November 30, 2011, respectively. Our total capital base as of May 31, 2012 and November 30, 2011 was as follows (in thousands):

	May 31, 2012	November 30, 2011
Long-Term Debt(1)	$4,443,883	$4,254,000
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	331,563	310,534
Total Stockholders’ Equity	3,640,520	3,536,975

Total Capital	$8,540,966	$8,226,509

(1)	Long-term debt for purposes of evaluating long-term capital at May 31, 2012 and November 30 2011 excludes $415.0 million and $100.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $254.9 million, respectively, of our 7.75% Senior Notes as of November 30, 2011 as the notes matured in less than one year from November 30, 2011 balance sheet date.

In connection with our announcement of the $422 million acquisition of Prudential Bache’s Global Commodities Group, in April 2011, we raised $500 million of additional common equity and $800 million in unsecured senior notes with a maturity of seven years. On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. At May 31, 2012 and November 30, 2011, we had borrowings outstanding under the Credit Facility amounting to $415.0 million and $100.0 million, respectively. These long-term capital raises and the Credit Facility exceeds the needs of Jefferies Bache and provides us with additional liquidity.

Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis, a financial officer of Jefferies Group, Inc. provides a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At May 31, 2012 and November 30, 2011, the minimum tangible net worth requirement was $2,129.1 million and $2,058.8 million, respectively and the minimum liquidity requirement was $427.0 million and $411.0 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our debt were treated as debt extinguishment and debt reissuance, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the six months ended May 31, 2012. The balance of Long-term debt has been reduced by $37.1 million as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011, which is being amortized over the remaining life of the debt using the effective yield method.

As of May 31, 2012, our long-term debt has an average maturity exceeding 8 years, excluding the Credit Facility. We have no other scheduled debt maturities until the $250.0 million 5.875% Senior Note matures in 2014.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Our long-term debt ratings are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Negative
Fitch Ratings	BBB	Stable

There were no changes to our long-term debt ratings from the previous quarter. Subsequent to November 30, 2011, Fitch Ratings and Moody’s Investors Service reaffirmed our credit ratings taking into account recent events, including the bankruptcy of MF Global Holdings, Ltd., investors’ heightened focus on balance sheet liquidity, the composition of our balance sheet and recent actions we have taken with regard to our balance sheet composition. On January 27, 2012, Standards and Poor’s revised our outlook from Stable to Negative, citing the soft market environment for investment banking and sales and trading.

We rely upon our cash holdings and external sources to finance a significant portion of our day to day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing the cost of obtaining funding and in turn impact certain trading revenues, particularly where collateral agreements are referenced to our external credit ratings. In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2012, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a one-notch downgrade of our long-term credit rating was $30.9 million and $150.7 million could be called in the event of a two-notch downgrade.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of May 31, 2012. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$—	$748.7	$349.1	$3,346.0	$4,443.8
Senior secured revolving credit facility	—	—	415.0	—	—	415.0
Short-term Prudential loan	—	100.0	—	—	—	100.0
Interest payment obligations on senior notes	136.3	272.6	522.3	443.1	1,067.2	2,441.5
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	2.1	4.1	8.1	8.1	73.6	96.0

	138.4	376.7	1,694.1	800.3	4,611.8	7,621.3

Commitments and guarantees:
Equity commitments	0.2	0.2	7.0	—	497.2	504.6
Loan commitments	417.7	47.2	342.1	90.5	14.8	912.3
Mortgage-related commitments	867.8	—	740.5	—	—	1,608.3
Forward starting reverse repos and repos	601.7	—	—	—	—	601.7
Derivative contracts:
Derivative contracts — non credit related	33,531.1	44,077.2	45.4	—	—	77,653.7
Derivative contracts — credit related	—	—	—	38.1	44.5	82.6

	35,418.5	44,124.6	1,135.0	128.6	556.5	81,363.2

	$35,556.9	$44,501.3	$2,829.1	$928.9	$5,168.3	$88,984.5

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 20, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned – derivative contracts or Financial instruments sold, not yet purchased – derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 5, Fair Value Disclosures, and Note 6, Derivative Financial Instruments, in our consolidated financial statements.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

At May 31, 2012, we did not have any commitments to purchase assets from our securitization vehicles. At May 31, 2012, we held $446.6 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities and Note 9, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 19, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

Common stockholders’ equity increased to $3,310.2 million at May 31, 2012 from $3,224.3 million at November 30, 2011. The increase in our common stockholders’ equity during the six months ended May 31, 2012 is principally attributed to net earnings to common shareholders, tax benefits for issuance of share-based awards and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividends paid during the six months ended May 31, 2012, currency translation adjustments and repurchases of approximately 5.4 million shares of our common stock during the period for $82.6 million.

The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share amounts):

	May 31, 2012	November 30, 2011
Common stockholders’ equity	$3,310,158	$3,224,312
Less: Goodwill and intangible assets	(381,100)	(385,589)

Tangible common stockholders’ equity	$2,929,058	$2,838,723
Common stockholders’ equity	$3,310,158	$3,224,312
Add: Unrecognized compensation(6)	165,024	199,309

Adjusted common stockholders’ equity	$3,475,182	$3,423,621
Tangible common stockholders’ equity	$2,929,058	$2,838,723
Add: Unrecognized compensation(6)	165,024	199,309

Adjusted tangible common stockholders’ equity	$3,094,082	$3,038,032
Shares outstanding	203,988,741	197,160,006
Outstanding restricted stock units(5)	22,470,146	23,962,020
Year-end restricted stock awards(7)	—	6,339,000

Adjusted shares outstanding	226,458,887	227,461,026
Common book value per share(1)	$16.23	$16.35

Adjusted common book value per share(2)	$15.35	$15.05

Tangible common book value per share(3)	$14.36	$14.40

Adjusted tangible common book value per share(4)	$13.66	$13.36

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.

(7)	On November 29, 2011, we granted 6,339,000 shares of restricted stock as part of year-end compensation. These shares of restricted stock were issued in the first quarter of 2012 and increased shares outstanding.

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

At May 31, 2012, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 9,133,840 shares of our common stock at an effective conversion price of approximately $37.77 per share.

The following table sets for the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the six months ended May 31, 2012 and twelve months ended November 30, 2011:

Declaration Date	Record Date	Payment Date	Dividend per common share
Six months ended May 31, 2012:

March 19, 2012	April 16, 2012	May 15, 2012	$0.075
December 19, 2011	January 17, 2012	February 15, 2012	$0.075

Twelve months ended November 30, 2011:

December 17, 2010	January 27, 2011	February 15, 2011	$0.075
March 21, 2011	April 15, 2011	May 16, 2011	$0.075
June 20, 2011	July 15, 2011	August 15, 2011	$0.075
September 20, 2011	October 17, 2011	November 15, 2011	$0.075

Additionally, on June 18, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on August 15, 2012 to stockholders of record as of July 16, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

As of May 31, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$770,625	$724,447
Jefferies Execution	11,251	11,001
Jefferies High Yield Trading	414,668	414,418

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$225,615	$73,686

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

Governance and Risk Management Structure

Our Board of Directors    Our Board of Directors and the Audit Committee of the Board play an important role in reviewing our risk management process and risk tolerance. Our Board of Directors and Audit Committee are provided with data relating to risk at each of its regularly scheduled meetings. Our Chief Risk Officer meets with the Audit Committee on not less than a quarterly basis to present our risk profile and to respond to questions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

	Daily VaR(1) Value-at-Risk In Trading Portfolios
	VaR as of		Daily VaR for the Three Months Ended
Risk Categories	May 31, 2012	February 29, 2012	May 31, 2012			February 29, 2012
			Average	High	Low	Average	High	Low
Interest Rates	$6.42	$5.72	$7.29	$11.07	$5.08	$5.98	$9.84	$4.53
Equity Prices	1.96	2.17	3.14	6.21	1.15	4.97	13.81	1.54
Currency Rates	0.38	1.15	0.69	1.49	0.21	0.68	1.16	0.29
Commodity Prices	1.02	1.23	1.15	2.55	0.65	1.13	2.01	0.45
Diversification Effect(2)	(1.86)	(3.16)	(3.44)	N/A	N/A	(2.86)	N/A	N/A

Firmwide	$7.92	$7.11	$8.83	$17.96	$5.38	$9.90	$16.51	$6.10

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firm wide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Our average daily VaR decreased to $8.83 million for the three months ended May 31, 2012 from $9.90 million for the three months ended February 29, 2012. The decrease is due mainly to lower equity exposure, primarily driven by a reduced in equity block positions, and an increased diversification benefit partially offset by an increase in the average daily VaR attributable to interest rate risk.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters:

The increased daily VaR recorded in the first two weeks of March 2012 resulted from higher equity and interest rate exposure. During the three months ended February 29, 2012, the significant increase in our daily VaR for a period of time resulted from higher equity exposure, primarily driven by an equity block trade. At February 29, 2012, we sold equity futures contracts that resulted in a decline in equity VaR at quarter end.

The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. (Prior to the second quarter of 2012, trading related revenue had excluded revenue from securitization activities for purposes of this analysis.) Results of the process at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR during the three months ended May 31, 2012.

Daily Net Trading Revenue

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2012 (in millions).

JEFFERIES GROUP, INC. AND SUBSIDIARIES

There were no days with trading losses out of a total of 64 trading days in the three months ended May 31, 2012.

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

•

Loans and lending arise in connection with our capital markets activities and represents the fair value of loans that have been drawn by the borrower and lending commitments that were outstanding at May 31, 2012.

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

Current counterparty credit exposures at May 31, 2012 and November 30, 2011 are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at May 31, 2012, excluding cash and cash equivalents, 70% are investment grade counterparties, compared to 82% at November 30, 2011, and are mainly concentrated in North America. Of the credit exposure in Europe, approximately 79% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. When comparing our credit exposure at May 31, 2012 with credit exposure at November 30, 2011, excluding cash and cash equivalents, current exposure has increased 21% to approximately $934 million from $773 million. The increase is primarily due to an increase in loan and repo balances, to-be-announced mortgage contracts and over-the-counter foreign currency forward contracts.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011
AAA Range	—	—	6.2	0.4	1.8	—	8.0	0.4	1,354.6	1,546.3	1,362.6	1,546.6
AA Range	—	—	98.7	80.9	47.0	116.7	145.7	197.6	544.5	211.8	690.2	409.4
A Range	—	—	210.5	227.6	165.5	149.5	376.0	377.1	457.6	634.6	833.6	1,011.7
BBB Range	—	—	54.1	41.5	67.7	20.3	121.8	61.8	1.1	1.7	122.9	63.5
BB or Lower	55.3	7.7	112.0	81.4	50.1	19.6	217.4	108.7	—	—	217.4	108.7
Unrated	51.0	21.8	—	—	14.0	6.0	65.0	27.7	—	—	65.0	27.7

Total	106.3	29.4	481.5	431.8	346.1	312.1	933.9	773.3	2,357.8	2,394.3	3,291.7	3,167.6

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011
Asia/Latin America/Other	—	—	54.4	75.7	33.6	30.2	88.0	105.9	35.5	14.1	123.5	120.0
Europe	—	—	189.1	194.3	90.3	117.2	279.4	311.5	367.4	509.2	646.8	820.7
North America	106.3	29.4	238.0	161.9	222.2	164.6	566.5	355.9	1,954.9	1,871.0	2,521.4	2,226.9

Total	106.3	29.4	481.5	431.8	346.1	312.1	933.9	773.3	2,357.8	2,394.3	3,291.7	3,167.6

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011
Asset Managers	—	—	98.3	64.2	2.4	3.3	100.7	67.5	1,354.6	1,546.3	1,455.3	1,613.8
Banks, Broker-dealers	—	—	257.1	255.7	208.0	214.1	465.1	469.7	988.5	848.0	1,453.6	1,317.8
Commodities	—	—	66.6	41.5	46.3	34.2	112.9	75.8	—	—	112.9	75.8
Other	106.3	29.4	59.5	70.4	89.4	60.4	255.2	160.3	14.7	—	269.9	160.3

Total	106.3	29.4	481.5	431.8	346.1	312.1	933.9	773.3	2,357.8	2,394.3	3,291.7	3,167.6

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 6, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk at the country of legal jurisdiction or domicile of the obligor’s ultimate group parent. The following tables reflect our top exposure at May 31, 2012 and November 30, 2011 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	As of May 31, 2012
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$543.2	$(210.0)	$(201.9)	$53.2	$2.8	$3.6	$187.3	$190.9
Great Britain	916.3	(770.2)	(233.5)	20.5	39.3	200.5	(27.6)	172.9
Netherlands	357.7	(250.3)	(5.6)	35.5	3.3	0.1	140.6	140.7
Canada	105.8	(55.2)	(3.8)	68.7	17.0	—	132.5	132.5
Japan	47.6	(46.2)	—	21.8	27.2	29.7	50.4	80.1
Switzerland	37.9	(38.3)	4.9	13.3	27.5	33.8	45.3	79.1
Belgium	178.1	(109.2)	(0.5)	8.7	—	—	77.1	77.1
Poland	163.1	(103.8)	—	—	—	—	59.3	59.3
France	294.8	(352.3)	(14.3)	53.3	5.7	48.7	(12.8)	35.9
Ireland	71.7	(39.3)	0.4	0.1	—	—	32.9	32.9

Total	$2,716.2	$(1,974.8)	$(454.3)	$275.1	$122.8	$316.4	$685.0	$1,001.4

	As of November 30, 2011
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Great Britain	$475.8	$(306.2)	$(36.7)	$32.7	$40.3	$232.2	$205.9	$438.1
Germany	288.9	(160.9)	(27.6)	48.1	9.1	57.9	157.6	215.5
Netherlands	294.5	(119.5)	(34.3)	52.9	4.9	0.1	198.5	198.6
France	154.5	(109.0)	13.9	31.6	23.7	46.5	114.7	161.2
Spain	240.2	(137.0)	(18.7)	2.9	—	33.6	87.4	121.0
Canada	66.5	(40.6)	10.0	30.6	1.4	50.0	67.9	117.9
Belgium	52.8	(36.6)	(3.3)	1.0	—	54.2	13.9	68.1
Switzerland	52.4	(62.4)	(7.7)	17.7	31.0	33.4	31.0	64.4
Japan	16.0	(7.0)	0.2	16.0	7.4	8.7	32.6	41.3
Sweden	34.0	(22.9)	(27.1)	2.8	4.0	50.0	(9.2)	40.8

Total	$1,675.6	$(1,002.1)	$(131.3)	$236.3	$121.8	$566.6	$900.3	$1,466.9

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our net exposure to the sovereign debt was net short $125.4 million at May 31, 2012, which is approximately 3.4% of stockholders’ equity.

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at May 31, 2012 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	As of May 31, 2012
(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned — Debt securities
Greece	$0.5	(4)	$0.1	$0.3	(4)	$2.3	$3.2
Ireland	59.4	(4)	1.6	9.7	(4)	1.1	71.8
Italy	451.4	(4)	14.4	7.3	(4)	15.9	489.0
Portugal	3.0	(4)	5.1	3.0	(4)	0.1	11.2
Spain	192.4	(4)	19.2	56.5	(4)	35.7	303.8

Total fair value of long debt securities(1)	706.7	(4)	40.4	76.8	(4)	55.1	879.0

Financial instruments sold — Debt securities
Greece	0.3		0.1	0.1		—	0.5
Ireland	23.1		13.6	2.6		—	39.3
Italy	392.9		16.9	4.4		—	414.2
Portugal	11.5		1.6	9.1		—	22.2
Spain	246.9		10.2	64.4		—	321.5

Total fair value of short debt securities(2)	674.7		42.4	80.6		—	797.7

Total net fair value of debt securities	32.0		(2.0)	(3.8)		55.1	81.3

Derivative contracts — long notional exposure
Greece	—		0.1	—		—	0.1
Ireland	—		10.7	—		—	10.7
Italy	2.1	(5)	—	—		—	2.1
Portugal	—		—	—		—	—
Spain	—		7.3	4.0		—	11.3

Total notional amount — long(7)	2.1		18.1	4.0		—	24.2

Derivative contracts — short notional exposure
Greece	—		—	—		—	—
Ireland	8.0	(6)	2.3	—		—	10.3
Italy	124.8	(5)	2.2	68.1		—	195.1
Portugal	—		—	—		—	—
Spain	—		—	25.5		—	25.5

Total notional amount — short(7)	132.8		4.5	93.6		—	230.9

Total net derivative notional exposure(3)	(130.7)		13.6	(89.6)		—	(206.7)

Total net exposure to select European countries	$(98.7)		$11.6	$(93.4)		$55.1	$(125.4)

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned — corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased — corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.

(4)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.

(6)	This position represents purchased protection executed with an investment grade multi-national bank.

(7)	See further information regarding derivatives on the tables following.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	As of May 31, 2012
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Financial instruments owned:
Long sovereign debt securities(1)	$0.5	$59.4	$451.4	$3.0	$192.4	$706.7
Long non-sovereign debt securities(1)	2.7	12.4	37.6	8.2	111.4	172.3

Total long debt securities	3.2	71.8	489.0	11.2	303.8	879.0

Financial instruments sold, not yet purchased:
Short sovereign debt securities	0.3	23.1	392.9	11.5	246.9	674.7
Short non-sovereign debt securities	0.2	16.2	21.3	10.7	74.6	123.0

Total short debt securities	0.5	39.3	414.2	22.2	321.5	797.7

Net fair value — debt securities	2.7	32.5	74.8	(11.0)	(17.7)	81.3
Net derivatives (notional amount)	0.1	0.4	(193.0)	—	(14.2)	(206.7)

Total net exposure to select European countries	$2.8	$32.9	$(118.2)	$(11.0)	$(31.9)	$(125.4)

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain as of May 31, 2012. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, we have immaterial issuer risk to counterparties domiciled Greece, Ireland, Italy, Portugal and Spain.

	As of May 31, 2012
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts — long notional exposure
Credit default swaps	$—	$—	$—	$—	$3.1	$3.1
Bond future contracts	—	—	2.1	—	—	2.1
Listed equity options	0.1	10.7	—	—	8.2	19.0

Total notional amount — long	0.1	10.7	2.1	—	11.3	24.2

Derivative contracts — short notional exposure
Credit default swaps	—	8.0	68.1	—	24.8	100.9
Bond future contracts	—	—	124.8	—	—	124.8
Listed equity options	—	2.3	2.2	—	0.7	5.2

Total notional amount — short	—	10.3	195.1	—	25.5	230.9

Net derivatives (notional amount)	$0.10	$0.4	$(193.0)	$—	$(14.2)	$(206.7)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following table provides the fair value of the above derivative contracts at May 31, 2012 (in millions):

	As of May 31, 2012
	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts — long fair value
Credit default swaps	$—	$—	$—	$—	$(0.3)	$(0.3)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	2.7	—	—	(0.2)	2.5

Total fair value — long	—	2.7	—	—	(0.5)	2.2

Derivative contracts — short fair value
Credit default swaps	—	(1.5)	(7.0)	—	(1.4)	(9.9)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	0.5	(0.4)	—	—	0.1

Total fair value — short	—	(1.0)	(7.4)	—	(1.4)	(9.8)

Net derivatives fair value	$—	$3.7	$7.4	$—	$0.9	$12.0

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At May 31, 2012, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	As of May 31, 2012
	Reverse Repurchase Agreements(1)	Repurchase Agreements(1)	Net
Greece	$0.4	$—	$—
Ireland	32.5	59.9	(27.4)
Italy	819.3	834.6	(15.3)
Portugal	19.0	3.5	15.5
Spain	309.2	265.9	43.3

Total	$1,180.4	$1,163.9	$16.1

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information on our purchases of our own common stock during the three months ended May 31, 2012:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 — March 31, 2012	110,174	18.50	—	14,400,000
April 1 — April 30, 2012	827,275	15.77	650,000	13,750,000
May 1 — May 31, 2012	1,264,113	14.55	1,150,000	12,600,000

Total	2,201,562		1,800,000

(1)	We repurchased an aggregate of 401,562 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock, the distribution of restricted stock units and the exercise of stock options. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On September 20, 2011, we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 20,000,000 shares of our Common Stock, inclusive of prior authorizations.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10	Purchase Agreement dated April 19, 2012 between Jefferies Group, Inc. and Jefferies & Company, Inc. is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 24, 2012.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2012 and November 30, 2011; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended May 31, 2012 and the year ended November 30, 2011; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC.
(Registrant)

Date: July 9, 2012	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)