Form 10-Q
period 2012-08-31
JEFFERIES GROUP INC /DE/
filed 2012-10-09
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 203,124,613 shares as of the close of business on September 19, 2012.

JEFFERIES GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

August 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	August 31,	November 30,
	2012	2011
ASSETS
Cash and cash equivalents	$2,844,513	$2,393,797
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,752,782	3,344,960
Financial instruments owned, at fair value, including securities pledged of $12,720,617 and $12,452,970 at August 31, 2012 and November 30, 2011, respectively:
Corporate equity securities	1,632,178	1,235,079
Corporate debt securities	2,531,046	2,868,304
Government, federal agency and other sovereign obligations	4,335,015	7,471,563
Mortgage- and asset-backed securities	4,232,036	3,923,303
Loans and other receivables	524,009	376,146
Derivatives	358,823	525,893
Investments, at fair value	144,888	105,585
Physical commodities	159,011	172,668

Total financial instruments owned, at fair value	13,917,006	16,678,541
Investments in managed funds	60,121	70,740
Loans to and investments in related parties	703,923	594,538
Securities borrowed	5,218,205	5,169,689
Securities purchased under agreements to resell	3,942,915	2,893,043
Securities received as collateral	484	21,862
Receivables:
Brokers, dealers and clearing organizations	1,636,335	1,235,393
Customers	892,051	1,116,982
Fees, interest and other	191,968	163,092
Premises and equipment	175,880	175,139
Goodwill	365,456	365,574
Other assets	705,719	748,072

Total assets	$34,407,358	$34,971,422

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — CONTINUED (UNAUDITED)

(In thousands)

	August 31, 2012	November 30, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$250,000	$52,721
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,541,892	1,330,096
Corporate debt securities	1,793,417	1,614,493
Government, federal agency and other sovereign obligations	4,386,204	3,209,713
Mortgage- and asset-backed securities	217,172	50,517
Loans	136,060	151,117
Derivatives	233,716	249,037
Physical commodities	45,508	—

Total financial instruments sold, not yet purchased, at fair value	8,353,969	6,604,973
Securities loaned	2,061,548	1,706,308
Securities sold under agreements to repurchase	8,216,852	9,620,663
Obligation to return securities received as collateral	484	21,862
Payables:
Brokers, dealers and clearing organizations	611,155	2,816,877
Customers	5,004,324	4,763,364
Accrued expenses and other liabilities	876,741	803,219
Long-term debt	4,860,917	4,608,926
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	339,825	310,534

Total liabilities	30,700,815	31,434,447

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 203,202,305 shares at August 31, 2012 and 197,197,848 shares at November 30, 2011	20	20
Additional paid-in capital	2,194,142	2,207,410
Retained earnings	1,227,357	1,067,858
Treasury stock, at cost, 131,952 shares at August 31, 2012 and 37,842 shares at November 30, 2011	(1,845)	(486)
Accumulated other comprehensive loss:
Currency translation adjustments	(39,727)	(39,520)
Additional minimum pension liability	(10,970)	(10,970)

Total accumulated other comprehensive loss	(50,697)	(50,490)

Total common stockholders’ equity	3,368,977	3,224,312
Noncontrolling interests	337,566	312,663

Total stockholders’ equity	3,706,543	3,536,975

Total liabilities and stockholders’ equity	$34,407,358	$34,971,422

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

	August 31, 2012	November 30, 2011
Assets
Cash and cash equivalents	$445,860	$345,959
Financial instruments owned, at fair value
Corporate equity securities	106,855	61,670
Corporate debt securities	337,046	326,549
Mortgage- and asset-backed securities	44,052	41,004
Loans and other receivables	304,214	281,416
Derivatives	506	569
Investments, at fair value	5,296	1,570

Total financial instruments owned, at fair value	797,969	712,778
Receivables:
Brokers, dealers and clearing organizations	137,645	150,592
Fees, interest and other	7,720	7,396
Other assets	463	385

Total assets	1,389,657	1,217,110

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	10,587	7,122
Corporate debt securities	330,516	200,223
Loans	125,175	117,958
Derivatives	310	935

Total financial instruments sold, not yet purchased, at fair value	466,588	326,238
Payables:
Brokers, dealers and clearing organizations	110,925	105,165
Accrued expenses and other liabilities	12,677	9,740
Mandatorily redeemable preferred interests of consolidated subsidiaries	339,825	310,534

Total liabilities	$930,015	$751,677

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenues:
Commissions	$119,200	$154,896	$358,495	$404,108
Principal transactions	297,037	(74,003)	793,834	391,464
Investment banking	260,163	293,750	842,921	861,230
Asset management fees and investment income from managed funds	3,116	3,086	10,648	37,501
Interest	242,625	353,006	788,935	930,647
Other	22,911	63,369	103,102	105,948

Total revenues	945,052	794,104	2,897,935	2,730,898
Interest expense	206,114	284,822	668,000	736,068

Net revenues	738,938	509,282	2,229,935	1,994,830
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	8,304	(14,671)	34,604	6,183

Net revenues, less mandatorily redeemable preferred interests	730,634	523,953	2,195,331	1,988,647

Non-interest expenses:
Compensation and benefits	440,391	299,640	1,310,394	1,174,468
Non-compensation expenses:
Floor brokerage and clearing fees	30,280	32,959	91,039	92,475
Technology and communications	58,681	60,039	180,460	153,563
Occupancy and equipment rental	24,077	22,581	71,582	60,997
Business development	27,736	21,853	72,362	64,248
Professional services	14,667	19,061	45,656	48,437
Other	12,433	12,582	46,018	45,805

Total non-compensation expenses	167,874	169,075	507,117	465,525

Total non-interest expenses	608,265	468,715	1,817,511	1,639,993

Earnings before income taxes	122,369	55,238	377,820	348,654
Income tax expense	44,048	1,228	134,403	107,899

Net earnings	78,321	54,010	243,417	240,755
Net earnings (loss) to noncontrolling interests	8,150	(14,265)	32,612	4,523

Net earnings to common shareholders	$70,171	$68,275	$210,805	$236,232

Earnings per common share:
Basic	$0.31	$0.30	$0.92	$1.07
Diluted	$0.31	$0.30	$0.91	$1.07
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225
Weighted average common shares:
Basic	214,756	218,426	216,509	209,544
Diluted	218,867	222,541	220,621	213,661

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net earnings	$78,321	$54,010	$243,417	$240,755

Other comprehensive income, net of tax:
Currency translation adjustments	6,519	(6,266)	(207)	17,231

Total other comprehensive income (loss), net of tax(1)	6,519	(6,266)	(207)	17,231

Comprehensive income	84,840	47,744	243,210	257,986
Net earnings (loss) attributable to noncontrolling interests	8,150	(14,265)	32,612	4,523

Comprehensive income to common shareholders	$76,690	$62,009	$210,598	$253,463

(1)	Total other comprehensive income, net of tax, is attributable to common shareholders. No other comprehensive income is attributable to noncontrolling interests.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Nine Months Ended August 31, 2012	Twelve Months Ended November 30, 2011
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$20
Issued	1	2
Retired	(1)	(2)

Balance, end of period	20	20

Additional paid-in capital
Balance, beginning of period	2,207,410	2,218,123
Benefit plan share activity(1)	9,984	31,176
Share-based expense, net of forfeitures and clawbacks	61,923	134,076
Proceeds from exercise of stock options	104	95
Acquisitions and contingent consideration	—	419
Tax benefit for issuance of share-based awards	19,433	32,200
Equity component of convertible debt, net of tax	(427)	(217)
Dividend equivalents on share-based plans	5,008	8,883
Issuance of treasury stock	—	97,770
Retirement of treasury stock	(109,293)	(315,115)

Balance, end of period	2,194,142	2,207,410

Retained earnings
Balance, beginning of period	1,067,858	850,654
Net earnings to common shareholders	210,805	284,618
Dividends	(51,306)	(67,414)

Balance, end of period	1,227,357	1,067,858

Treasury stock, at cost
Balance, beginning of period	(486)	(539,530)
Purchases	(104,202)	(152,827)
Returns / forfeitures	(6,451)	(20,368)
Issued	—	397,122
Retirement of treasury stock	109,294	315,117

Balance, end of period	(1,845)	(486)

Accumulated other comprehensive loss
Balance, beginning of period	(50,490)	(51,278)
Currency adjustment	(207)	3,339
Pension adjustment, net of tax	—	(2,551)

Balance, end of period	(50,697)	(50,490)

Total common stockholders’ equity	3,368,977	3,224,312

Noncontrolling interests
Balance, beginning of period	312,663	332,976
Net earnings to noncontrolling interests	32,612	1,750
Contributions	—	1,713
Distributions	(7,709)	(22,056)
Deconsolidation of asset management entity	—	(1,720)

Balance, end of period	337,566	312,663

Total stockholders’ equity	$3,706,543	$3,536,975

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying unaudited notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	August 31, 2012	August 31, 2011
Cash flows from operating activities:
Net earnings	$243,417	$240,755

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	54,836	53,786
Bargain purchase gain	(3,368)	(52,509)
Gain on repurchase of long-term debt	(9,898)	—
Fees related to assigned management agreements	(2,780)	(2,728)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	34,604	6,183
Accruals related to various benefit plans and stock issuances, net of forfeitures	65,457	56,601
Increase in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(408,445)	(555,008)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(401,758)	(840,670)
Customers	224,761	185,110
Fees, interest and other	(28,921)	(56,909)
(Increase) decrease in securities borrowed	(48,893)	375,677
Decrease (increase) in financial instruments owned	2,758,173	(1,124,290)
Increase in loans to and investments in related parties	(109,997)	(353,053)
Decrease in investments in managed funds	10,619	57,685
Increase in securities purchased under agreements to resell	(1,050,263)	(1,229,802)
Decrease (increase) in other assets	26,957	(153,776)
(Decrease) increase in payables:
Brokers, dealers and clearing organizations	(2,204,936)	810,130
Customers	241,725	610,233
Increase in securities loaned	355,679	197,357
Increase in financial instruments sold, not yet purchased	1,750,709	797,320
(Decrease) increase in securities sold under agreements to repurchase	(1,402,558)	219,933
Increase (decrease) in accrued expenses and other liabilities	74,927	(251,027)

Net cash provided by (used in) operating activities	170,047	(1,009,002)

Cash flows from investing activities:
Net payments on premises and equipment	(39,848)	(60,275)
Cash received (paid) in connection with acquisition during the period, net of cash acquired	2,257	(318,196)
Cash received from contingent consideration	2,774	2,733
Cash paid from contingent consideration	(1,172)	(754)

Net cash used in investing activities	(35,989)	(376,492)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (UNAUDITED)

(In thousands)

	Nine Months Ended
	August 31, 2012	August 31, 2011
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$30,576	$33,311
Proceeds from short-term borrowings	9,563,063	2,881,000
Payments on short-term borrowings	(9,370,557)	(2,829,027)
Proceeds from secured credit facility	680,000	—
Payments on secured credit facility	(370,000)	—
Repayment of long-term debt	(253,232)	—
Payments on repurchase of long-term debt	(1,435)	—
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(5,313)	(8,973)
Payments on repurchase of common stock	(104,202)	(96,929)
Payments on dividends	(46,298)	(43,417)
Proceeds from exercise of stock options, not including tax benefits	104	95
Net proceeds from (payments on):
Issuance of common shares	—	494,895
Issuance of senior notes, net of issuance costs	201,010	794,587
Noncontrolling interest	(7,709)	(20,343)

Net cash provided by financing activities	316,007	1,205,199

Effect of foreign currency translation on cash and cash equivalents	651	6,247

Net increase (decrease) in cash and cash equivalents	450,716	(174,048)
Cash and cash equivalents at beginning of period	2,393,797	2,188,998

Cash and cash equivalents at end of period	$2,844,513	$2,014,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$648,394	$667,376
Income taxes, net of refunds	12,816	143,058

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

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill, the ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded within Other Revenues. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

Intercompany accounts and transactions are eliminated in consolidation.

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions.    All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Soft dollar expenses amounted to $7.1 million and $22.9 million for the three and nine months ended August 31, 2012, respectively and $14.1 million and $36.4 million for the three and nine months ended August 31, 2011, respectively. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Interest Revenue and Expense.    We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short-term borrowings, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as Interest expense. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

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

The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, features of the financial instrument such as its complexity, the market in which the financial instrument is traded and risk uncertainties about market conditions require that an adjustment be made to the value derived from the models. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

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

Valuation Process for Financial Instruments

The Independent Price Verification (“IPV”) Group, which is part of Finance, in partnership with Market Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Market Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which is comprised of the Chief Financial Officer, Global Controller, Global Head of Product Control, Chief Risk Officer and the Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

Price Testing Process.    The business units are responsible for determining the fair value of our financial instruments using approved valuation models and methodologies. In order to ensure that the business unit valuations represent a fair value exit price, the IPV Group tests and validates the fair value of our financial instruments inventory. In the testing process, the IPV Group obtains prices and valuation inputs from sources independent of Jefferies, consistently adheres to established procedures set forth in our valuation policies for sourcing prices and valuation inputs and utilizing valuation methodologies. Sources used to validate fair value prices and inputs include, but are not limited to, exchange data, recently executed transactions, pricing data obtained from third party vendors, pricing and valuation services, broker quotes and observed comparable transactions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for our classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Market Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and is charged with the final conclusions as to the financial instrument fair values in the consolidated financial statements. This process specifically assists the Chief Financial Officer in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. At each quarter end, the overall valuation results, as concluded upon by the IPV Committee, are presented to the Audit Committee.

Judgment exercised in determining Level 3 fair value measurements is supplemented by daily analysis of profit and loss performed by the Product Control functions. Gains and losses, which result from changes in fair value, are evaluated and corroborated daily based on an understanding of each of the trading desks’ overall risk positions and developments in a particular market on the given day. Valuation techniques generally rely on recent transactions of suitably comparable financial instruments and use the observable inputs from those comparable transactions as a validation basis for Level 3 inputs. Level 3 fair value measurements are further validated through subsequent sales testing and market comparable sales, if such information is available. Level 3 fair value measurements require documentation of the valuation rationale applied, which is reviewed for consistency in application from period to period; and the documentation includes benchmarking the assumptions underlying the valuation rationale against relevant analytic data.

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

Model Review Process.    Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Market Risk Management, independent from the trading desks, and then approved to be used in the valuation process. Review and approval of a model for use includes benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the valuation model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated annually or more frequently if market conditions or use of the valuation model changes.

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

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other income in the Consolidated Statements of Earnings. See Note 10, Investments, for additional information regarding certain of these investments.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest income and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis-by counterparty, where permitted by generally accepted accounting principles. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.

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

Goodwill and Intangible Assets

Goodwill.    At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. The methodologies we utilize in estimating the fair value of reporting units include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Our annual goodwill impairment testing date is June 1. Refer to Note 11, Goodwill and Other Intangible Assets for further details on our assessment of goodwill.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally share-based compensation, deferred compensation, unrealized gains and losses on investments and tax amortization of intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management.

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

Accounting Developments

Accounting Standards to be Adopted in Future Periods

Indefinite-Lived Intangible Asset Impairment.    In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted (fiscal year ended November 30, 2013). The adoption of this guidance will not affect our financial condition, results of operations or cash flows as it does not affect how impairment is calculated.

Balance Sheet Offsetting Disclosures.    In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year ended November 30, 2014), and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operation or cash flows.

Goodwill Testing.    In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted (fiscal year ended November 2013). The adoption of this guidance will not affect our financial condition, results of operation or cash flows as it does not change how goodwill is calculated nor assigned to reporting units.

Adopted Accounting Standards

Comprehensive Income.    In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update requires entities to report comprehensive income either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. We adopted the guidance on March 1, 2012, and elected the two separate but consecutive statements approach. Accordingly, we now present our Consolidated Statements of Comprehensive Income immediately following our Consolidated Statements of Earnings within our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Fair Value Measurements and Disclosures.     In May 2011, the FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. We adopted this guidance on March 1, 2012 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.     In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions beginning on or after January 1, 2012. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Note 3.	Acquisitions

Global Commodities Group

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million. The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a US-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker-dealer, which has since merged with Jefferies; Bache Commodities Limited, a UK-based global commodities and financial derivatives broker; Prudential Bache Asset Management, Inc., a US-based registered investment advisor and commodity trading advisor, Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and contracts used by the Global Commodities Group. We refer to this business collectively as “Jefferies Bache.”

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, was approximately $474.5 million, which exceeded the purchase price of $422.0 million, resulting in a bargain purchase gain of approximately $52.5 million recognized in July 2011. The business of Jefferies Bache is included within the Capital Markets business segment.

For further information on the acquisition, see Note 3, Acquisition of the Global Commodities Group to the consolidated financial statements for the year ended November 30, 2011 included in our Annual Report on Form 10-K.

Hoare Govett

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from RBS. Total cash consideration paid by us to RBS for the acquisition was £1. In addition, under the terms of the purchase agreement RBS agreed to pay us approximately £1.9 million towards retention payments made to certain employees, which constituted a reduction of the final purchase price. The business acquired represents the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprises corporate broking advice and services, as well as certain equity sales and trading activities. The acquisition included the Hoare Govett trade name, domain name, client

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

agreements and the exclusive right to carry on the business in succession to RBS. The acquisition of Hoare Govett provides us with the opportunity to continue our growth in corporate broking and significantly expand the capabilities and reach of our established European Investment Banking and Equities businesses.

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

Our results of operations for the nine months ended August 31, 2012 include the results of operations of Hoare Govett for the period from February 1, 2012 to August 31, 2012. The acquisition closed on February 29, 2012.

Note 4.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of August 31, 2012 and November 30, 2011 (in thousands):

	August 31, 2012	November 30, 2011
Cash and cash equivalents:
Cash in banks	$567,030	$846,990
Money market investments	2,277,483	1,546,807

Total cash and cash equivalents	$2,844,513	$2,393,797

Cash and securities segregated(1)	$3,752,782	$3,344,960

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 5.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2012 and November 30, 2011 by level within the fair value hierarchy (in thousands):

	August 31, 2012
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,289,905	$322,490	$19,783	$—	$1,632,178
Corporate debt securities	—	2,523,488	7,558	—	2,531,046
Collateralized debt obligations	—	67,778	81,598	—	149,376
U.S. government and federal agency securities	999,618	100,006	—	—	1,099,624
Municipal securities	—	435,009	83	—	435,092
Sovereign obligations	1,846,487	953,812	—	—	2,800,299
Residential mortgage-backed securities	—	3,399,387	144,988	—	3,544,375
Commercial mortgage-backed securities	—	461,359	31,513	—	492,872
Other asset-backed securities	—	45,205	208	—	45,413
Loans and other receivables	—	415,220	108,789	—	524,009
Derivatives	416,652	1,769,428	340	(1,827,597)	358,823
Investments at fair value	—	52,909	91,979	—	144,888
Physical commodities	—	159,011	—	—	159,011

Total financial instruments owned	$4,552,662	$10,705,102	$486,839	$(1,827,597)	$13,917,006

Level 3 financial instruments for which the firm does not bear economic exposure(3)			(50,799)

Level 3 financial instruments for which the firm bears economic exposure			$436,040

Cash and cash equivalents	$2,844,513	$—	$—	$—	$2,844,513
Investments in managed funds	$—	$—	$60,121	$—	$60,121
Cash and securities segregated and on deposit for regulatory purposes(4)	$3,752,782	$—	$—	$—	$3,752,782
Securities received as collateral	$484	$—	$—	$—	$484

Total Level 3 assets for which the firm bears economic exposure			$496,161

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,440,045	$101,809	$38	$—	$1,541,892
Corporate debt securities	—	1,793,417	—	—	1,793,417
U.S. government and federal agency securities	1,674,682	—	—	—	1,674,682
Sovereign obligations	1,858,650	852,872	—	—	2,711,522
Residential mortgage-backed securities	—	216,939	—	—	216,939
Commercial mortgage-backed securities	—	233	—	—	233
Loans	—	131,775	4,285	—	136,060
Derivatives	363,860	1,853,769	12,087	(1,996,000)	233,716
Physical commodities	—	45,508	—	—	45,508

Total financial instruments sold, not yet purchased	$5,337,237	$4,996,322	$16,410	$(1,996,000)	$8,353,969

Obligation to return securities received as collateral	$484	$—	$—	$—	$484

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(1)	There were no transfers between Level 1 and Level 2 for the nine months ended August 31, 2012.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $299.3 million.

	As of November 30, 2011
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,088,358	$133,232	$13,489	$—	$1,235,079
Corporate debt securities	1,521	2,818,643	48,140	—	2,868,304
Collateralized debt obligations	—	102,209	47,988	—	150,197
U.S. government and federal agency securities	5,443,721	266,460	—	—	5,710,181
Municipal securities	—	582,497	6,904	—	589,401
Sovereign obligations	737,082	434,759	140	—	1,171,981
Residential mortgage-backed securities	—	2,961,682	149,965	—	3,111,647
Commercial mortgage-backed securities	—	582,974	52,407	—	635,381
Other asset-backed securities	—	22,794	3,284	—	26,078
Loans and other receivables	—	278,855	97,291	—	376,146
Derivatives	632,148	2,344,625	124	(2,451,004)	525,893
Investments at fair value	—	27,259	78,326	—	105,585
Physical commodities	—	172,668	—	—	172,668

Total financial instruments owned	$7,902,830	$10,728,657	$498,058	$(2,451,004)	$16,678,541

Level 3 financial instruments for which the firm does not bear economic exposure(3)			$(45,901)

Level 3 financial instruments for which the firm bears economic exposure			$452,157

Cash and cash equivalents	$2,393,797	$—	$—	$—	$2,393,797
Investments in managed funds	$—	$—	$70,740	$—	$70,740
Cash and securities segregated and on deposit for regulatory purposes(4)	$3,344,960	$—	$—	$—	$3,344,960
Securities received as collateral	$21,862	$—	$—	$—	$21,862

Total Level 3 assets for which the firm bears economic exposure			$522,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,266,096	$64,000	$—	$—	$1,330,096
Corporate debt securities	—	1,614,419	74	—	1,614,493
U.S. government and federal agency securities	2,032,091	9,685	—	—	2,041,776
Municipal securities	—	90	—	—	90
Sovereign obligations	790,568	377,279	—	—	1,167,847
Residential mortgage-backed securities	—	50,517	—	—	50,517
Loans	—	140,960	10,157	—	151,117
Derivatives	535,503	2,289,759	9,409	(2,585,634)	249,037

Total financial instruments sold, not yet purchased	$4,624,258	$4,546,709	$19,640	$(2,585,634)	$6,604,973

Obligation to return securities received as collateral	$21,862	$—	$—	$—	$21,862

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(1)	There were no transfers between Level 1 and Level 2 for the twelve months ended November 30, 2011.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $115.0 million.

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

Sovereign Obligations

Foreign sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. To the extent external price quotations are not available or recent transactions have not been observed, valuation techniques incorporating interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value of sovereign bonds or obligations. Foreign sovereign government obligations are classified in Level 1, 2 or Level 3 of the fair value hierarchy, primarily based on the country of issuance.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Commercial Mortgage-Backed Securities

•

Agency Commercial Mortgage-Backed Securities:     GNMA project loan bonds and FNMA Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and shares in non-US exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and are categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-US exchanges and clearing houses is determined based on recent transactions or third party model valuations and are categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at August 31, 2012 and November 30, 2011 (in thousands):

	August 31, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$28,793	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	767	—	—
Fund of Funds(3)	722	106	—
Equity Funds(4)	75,367	59,272	—
Convertible Bond Funds(5)	2,970	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$108,638	$59,378

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	November 30, 2011
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$27,604	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	938	—	—
Fund of Funds(3)	772	126	—
Equity Funds(4)	88,294	74,283	—
Convertible Bond Funds(5)	2,827	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$120,454	$74,409

(1)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2012 and November 30, 2011, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 — 65 days prior written notice, and includes investments in private asset management funds managed by us with an aggregate fair value of $10.7 million and $10.7 million, respectively. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.

(2)	Includes investments in three funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(3)	Includes investments in fund of funds that invest in various private equity funds. At August 31, 2012 and November 30, 2011, approximately 95% of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. As of August 31, 2012 and November 30, 2011, we have requested redemption for investments representing approximately 5% of the fair value of investments in this category; however, we are unable to estimate when these funds will be returned.

(4)	At August 31, 2012 and November 30, 2011, investments representing approximately 94% and 96% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. At August 31, 2012 and November 30, 2011, a fund that invests in Croatian companies represents approximately 4% of the total investment in equity funds. These investments cannot be redeemed instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. At August 31, 2012, investments representing approximately 3% of the fair value of investments in equity funds are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At August 31, 2012 and November 30, 2011, this category includes investments in equity funds managed by us with a fair value of $58.2 million and $69.1 million and unfunded commitments of $56.9 million and $70.7 million, respectively.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. This investment is redeemable with 5 days prior written notice.

(6)	Other investments at August 31, 2012 and November 30, 2011 included investments in funds that invest in commodity futures and options contracts.

(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.

(8)	Investments at fair value in the Consolidated Statements of Financial Condition at August 31, 2012 and November 30, 2011 include $96.4 million and $55.9 million, respectively, of direct investments which are not investment companies and therefore not included within this table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Pricing information

At August 31, 2012 and November 30, 2011, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	August 31, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	11%	19%	7%	19%
Recently observed transaction prices	3%	1%	2%	1%
External pricing services	70%	77%	77%	75%
Broker quotes	2%	0%	1%	0%
Valuation techniques	14%	3%	13%	5%

	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2012 (in thousands):

	Three Months Ended August 31, 2012
	Balance, May 31, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, August 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2012
Assets:
Financial instruments owned:
Corporate equity securities	$25,789	$260	$2,991	$(15,418)	$—	$6,161	$19,783	$(907)
Corporate debt securities	7,972	(101)	521	(1,118)	—	284	7,558	(136)
Collateralized debt obligations	84,006	6,710	—	(11,008)	—	1,890	81,598	5,836
Municipal securities	465	5	—	(387)	—	—	83	5
Residential mortgage-backed securities	123,555	2,542	27,401	(65,422)	(5,216)	62,128	144,988	359
Commercial mortgage-backed securities	40,594	(1,327)	2,092	(1,307)	(450)	(8,089)	31,513	(1,310)
Other asset-backed securities	1,273	—	—	—	(291)	(774)	208	—
Loans and other receivables	108,674	(528)	57,790	(30,632)	(56,404)	29,889	108,789	(237)
Investments, at fair value	91,836	(202)	1,120	—	(775)	—	91,979	(466)
Investments in managed funds	68,314	(5,389)	2,173	—	(4,987)	10	60,121	(5,382)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$12,039	$(410)	$(11,782)	$191	$—	$—	$38	$—
Corporate debt securities	74	(15)	(59)	—	—	—	—	—
Net derivatives(2)	4,395	7,342	—	—	—	10	11,747	6,209
Loans	—	—	—	4,285	—	—	4,285	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2012

During the three months ended August 31, 2012, transfers of assets of $156.5 million from Level 2 to Level 3 are primarily attributed to:

•

Non-agency residential mortgage-backed securities of $74.5 million and Commercial mortgage-backed securities of $9.0 million for which no recent trade activity was observed for purposes of determining observable inputs;

•

Loans and other receivables of $53.0 million due to a lack of observable market transactions or vendor quotes during the period to support classification within Level 2 as less market interest likely existed for the specific loans during the period;

•	Collateralized debt obligations of $9.3 million which have no recent trade activity; and

•	Corporate equity securities of $6.3 million and Corporate debt securities of $4.4 million due to lack of observable market transactions.

During the three months ended August 31, 2012, transfers of assets of $65.0 million from Level 3 to Level 2 are primarily attributed to:

•

Loans and other receivables of $23.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest likely existed for the specific loans during the quarter;

•

Commercial mortgage-backed securities of $17.1 million, Non-agency residential mortgage-backed securities of $12.4 million and Other asset-backed securities of $0.8 million for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions;

•	Collateralized debt obligations of $7.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 during the period; and

•

Corporate equity securities of $0.1 million and Corporate debt securities of $4.1 million due to an increase in observable broker levels and recent trade activity in certain bonds and private equity positions.

During the three months ended August 31, 2012 there were no transfers of liabilities from Level 2 to Level 3 and transfers of $0.01 million from Level 3 to Level 2.

Net gains on Level 3 assets were $2.0 million and net losses on Level 3 liabilities were $6.9 million for the three months ended August 31, 2012. Net gains on Level 3 assets were primarily due to increased valuations of certain collateralized debt obligations and residential mortgage backed securities. These gains were partially offset by decreased valuations of investments in managed funds, commercial mortgage backed securities and loans and other receivables. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Three Months Ended August 31, 2011
	Balance, May 31, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, August 31, 2011	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2011
Assets:
Financial instruments owned:
Corporate equity securities	$18,230	$1,720	$2,631	$861	$(12,030)	$11,412	$(154)
Corporate debt securities	39,688	(4,069)	6,230	14,425	(1,044)	55,230	(7,349)
Collateralized debt obligations	84,046	(3,417)	9,325	19,029	(12,319)	96,664	(5,413)
Municipal securities	858	11	(183)	—	—	686	1
Sovereign obligations	—	—	128	—	—	128	—
Residential mortgage-backed securities	206,721	(12,527)	15,276	41,510	(79,461)	171,519	(12,917)
Commercial mortgage-backed securities	33,516	(3,652)	(292)	17,364	(6,741)	40,195	(3,690)
Other asset-backed securities	9,352	(329)	2,773	99	(8,417)	3,478	(329)
Loans and other receivables	261,056	710	(92,362)	27,077	(32,318)	164,163	(116)
Investments at fair value	71,008	2,397	19,045	11	(33)	92,428	(938)
Investments in managed funds	125,303	(83)	(51,320)	—	—	73,900	62
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$21	$—	$—	$—	$59	$20
Net derivatives(2)	2,739	696	—	—	11	3,446	687
Loans	6,398	(230)	5,290	—	—	11,458	(230)

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2012 (in thousands):

	Nine Months Ended August 31, 2012
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, August 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(2,580)	$20,676	$(13,437)	$—	$1,635	$19,783	$(4,636)
Corporate debt securities	48,140	85	7,228	(39,367)	(1,276)	(7,252)	7,558	(656)
Collateralized debt obligations	47,988	4,278	8,479	(18,699)	(3,892)	43,444	81,598	3,515
Municipal securities	6,904	(74)	—	(1,366)	—	(5,381)	83	5
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed securities	149,965	(17,833)	59,477	(101,039)	(8,489)	62,907	144,988	(8,884)
Commercial mortgage-backed securities	52,407	(2,221)	5,090	(5,441)	(115)	(18,207)	31,513	(2,769)
Other asset-backed securities	3,284	141	19,397	(20,351)	(51)	(2,212)	208	3
Loans and other receivables	97,291	(2,674)	158,305	(60,111)	(104,476)	20,454	108,789	(4,109)
Investments, at fair value	78,326	15,076	1,909	(6)	(3,326)	—	91,979	14,412
Investments in managed funds	70,740	(17,765)	12,683	—	(5,537)	—	60,121	(17,765)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$38	$—	$—	$—	$—	$38	$38
Corporate debt securities	74	(15)	(59)	—	—	—	—	—
Net derivatives(2)	9,285	5,064	(389)	—	—	(2,213)	11,747	6,087
Loans	10,157	—	(10,157)	4,285	—	—	4,285	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2012

During the nine months ended August 31, 2012, transfers of assets of $184.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•

Non-agency residential mortgage-backed securities of $67.5 million, Commercial mortgage-backed securities of $11.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

•

Loans and other receivables of $55.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2 as less market interest likely existed for the specific loans during the period;

•	Collateralized debt obligations of $47.3 million which have little to no transparency in trade activity; and

•	Corporate equity securities of $1.7 million and Corporate debt securities of $0.6 million due to lack of observable market transactions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

During the nine months ended August 31, 2012, transfers of assets of $88.9 million from Level 3 to Level 2 are attributed to:

•

Loans and other receivables of $34.8 million and Collateralized debt obligations of $3.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•

Commercial mortgage-backed securities of $29.9 million, Non-agency residential mortgage-backed securities of $4.5 million and $2.4 million of Other asset-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

•	Corporate debt securities of $7.9 million and Municipal securities of $5.4 million due to increased observability of trades in certain debt and municipal securities.

During the nine months ended August 31, 2012, there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net losses on Level 3 assets were $23.6 million and net losses on Level 3 liabilities were $5.1 million for the nine months ended August 31, 2012. Net losses on Level 3 assets were primarily due to decreased valuations of certain residential mortgage-backed securities, investments in managed funds, loans and other receivables, commercial mortgage backed securities and corporate equity securities, offset by an increase in valuation of certain investments at fair value and collateralized debt obligations. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Nine Months Ended August 31, 2011
	Balance, November 30, 2010	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, August 31, 2011	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2011
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$2,905	$(3,040)	$816	$(11,888)	$11,412	$(422)
Corporate debt securities	73,408	(487)	(22,533)	6,304	(1,462)	55,230	(5,906)
Collateralized debt obligations	31,121	10,423	54,351	779	(10)	96,664	9,632
Municipal securities	472	89	125	—	—	686	78
Sovereign obligations	—	—	128	—	—	128	—
Residential mortgage-backed securities	132,359	(8,354)	64,906	29,901	(47,293)	171,519	(25,284)
Commercial mortgage-backed securities	6,004	1,625	25,574	6,992	—	40,195	112
Other asset-backed securities	567	(604)	3,156	926	(567)	3,478	(604)
Loans and other receivables	227,596	2,476	(57,473)	9,006	(17,442)	164,163	(1,452)
Investments at fair value	77,784	9,326	8,421	—	(3,103)	92,428	6,495
Investments in managed funds	131,585	15,159	(72,844)	—	—	73,900	14,575
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$21	$—	$—	$—	$59	$20
Net derivatives(2)	2,346	1,100	—	—	—	3,446	1,200
Loans	47,228	(230)	(35,540)	—	—	11,458	(230)

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

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

Net gains on Level 3 assets were $32.6 million and net losses on Level 3 liabilities were $0.9 million for the nine months ended August 31, 2011. Net gains on Level 3 assets were primarily due to sales or settlements of various residential mortgage-backed securities, corporate debt securities, loans and other receivables, investments at fair value, and corporate equity securities, increased valuations of certain collateralized debt obligations and investments at fair value, offset by decreased valuations of certain residential mortgage-backed securities and corporate debt securities.

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2012

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Financial Instruments Owned	Market Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Corporate debt securities	$7,558
		Comparable pricing	Comparable bond price	$0 to $83.50
		Discounted cash flows	Constant prepayment rate	0%
			Constant default rate	2%
			Loss severity	58%
			Yield	18%

Corporate equity securities	$19,783
Non-exchange traded securities		Market approach	EBITDA (a) multiple	5.0 to 16.8
		Scenario analysis	Estimated recovery percentage	40%
Warrants		Option model	Volatility	39.12

Investments at fair value	$35,588
Private equity securities		Market approach	EBITDA (a) multiple	5.9 to 7.8
		Market approach	Price per acre	$40,000.00
		Comparable pricing	Comparable share price	$328.00

Loans and other receivables	$105,689
		Comparable pricing	Comparable bond or loan price	$85.71 to $101.25
		Discounted cash flows	Yield	18%
			Cumulative loss rate	0%
		Market approach	Yield	5% to 13%
		Scenario analysis	Estimated recovery percentage	15%

Collateralized debt obligations	$71,427
		Discounted cash flows	Constant prepayment rate	0% to 5%
			Constant default rate	0% to 10%
			Loss severity	0% to 85%
			Yield	10% to 84%
		Liquidation value	Comparable loan price	$68.33 to $110.38

Commercial mortgage-backed securities	$31,513
		Discounted cash flows	Yield	20% to 36%
			Cumulative loss rate	3% to 20%

Residential mortgage-backed securities	$144,988
		Discounted cash flows	Constant prepayment rate	0% to 30%
			Constant default rate	0% to 14%
			Loss severity	0% to 70%
			Yield	1% to 46%

Financial Instruments Sold, Not Yet Purchased	Market Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Derivatives
Equity options	$(12,087)	Option model	Volatility	40.25
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.88

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At August 31, 2012, the exclusions consisted of $65.9 million primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans. The provisions of ASU No. 2011-04 were adopted on a prospective basis during the second quarter of fiscal 2012 and accordingly, disclosures for prior periods are not presented.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•

Corporate bonds, private equity securities, loans and other receivables and collateralized debt obligations using comparable pricing valuation techniques. A significant increase (decrease) in the comparable bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•

Non-exchange traded securities, private equity securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement.

•

Non-exchange traded securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•

Corporate bonds, collateralized debt obligations, residential and commercial mortgage-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severities or cumulative loss rate and discount rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the bond yield would result in a significant lower (higher) fair value measurement.

•	Short derivative equity options using an option model. A significant increase (decrease) in volatility would result in a significant lower (higher) fair value measurement.

•

Collateralized debt obligations using a liquidation valuation technique. A significant increase (decrease) in the comparable loan prices in would result in a significant higher (lower) fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned-derivatives and Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned — Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 10, Investments for further details regarding our investment in Knight Capital Group, Inc. We also have elected the fair value option for certain financial instruments held by subsidiaries that are not registered broker-dealers as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for secured financings that arise in

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

connection with our securitization activities. Receivables — Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains and (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012
Financial Instruments Owned:
Loans and other receivables	$5,012	$9,664
Financial Instruments Sold:
Loans	$(320)	$(466)
Loan commitments	(5.213)	(7,088)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	August 31,	November 30,
	2012	2011
Financial Instruments Owned:
Loans and other receivables(2)	$269,801	$277,336
Loans greater than 90 days past due(1)(2)	$5,699	$2,253

(1)	The aggregate fair value of loans that were 90 or more days past due was $20.2 million and $5.5 million at August 31, 2012 and November 30, 2011.

(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loans or other receivables on nonaccrual status at August 31, 2012 and November 30, 2011.

Note 6.	Derivative Financial Instruments

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

The following table presents the fair value and related number of derivative contracts at August 31, 2012 and November 30, 2011 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	August 31, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$917,424	86,810	$1,050,973	106,403
Foreign exchange contracts	526,363	101,140	468,695	100,721
Equity contracts	368,222	1,376,634	315,503	1,280,589
Commodity contracts	359,206	644,588	378,706	638,297
Credit contracts	15,205	21	15,839	27

Total	2,186,420	2,209,193	2,229,716	2,126,037

Counterparty/cash-collateral netting	(1,827,597)		(1,996,000)

Total per Consolidated Statement of Financial Condition	$358,823		$233,716

	November 30, 2011
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$542,221	63,751	$636,692	66,027
Foreign exchange contracts	1,009,765	102,578	1,015,900	119,780
Equity contracts	638,228	2,364,390	548,195	2,119,165
Commodity contracts	725,927	434,428	598,166	421,330
Credit contracts	60,756	59	35,718	39

Total	2,976,897	2,965,206	2,834,671	2,726,341

Counterparty/cash-collateral netting	(2,451,004)		(2,585,634)

Total per Consolidated Statement of Financial Condition	$525,893		$249,037

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following table presents unrealized and realized gains and (losses) on derivative contracts for the three and nine months ended August 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012 Gains (Losses)	August 31, 2011 Gains (Losses)	August 31, 2012 Gains (Losses)	August 31, 2011 Gains (Losses)
Interest rate contracts	$38,067	$(103,572)	$(39,667)	$(190,800)
Foreign exchange contracts	(4,616)	2,200	4,193	(5,981)
Equity contracts	(46,930)	(74,564)	(72,691)	(178,433)
Commodity contracts	11,074	8,512	57,586	41,102
Credit contracts	(5,887)	11,383	(15,274)	17,123

Total	$(8,292)	$(156,041)	$(65,853)	$(316,989)

OTC Derivatives. The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of August 31, 2012 (in thousands):

	OTC derivative assets(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$108,376	$784	$—	$(701)	$108,459
Credit default swaps	—	8,914	5,140	(478)	13,576
Equity swaps and options	696	—	—	—	696
Total return swaps	218	—	—	—	218
Foreign currency forwards, swaps and options	122,956	30,747	—	(38)	153,665
Fixed income forwards	1,249	—	—	—	1,249
Interest rate swaps and options	13,047	47,941	207,828	(78,316)	190,500

Total	$246,542	$88,386	$212,968	$(79,533)	468,363

Cross product counterparty netting					(17,224)

Total OTC derivative assets included in Financial instruments owned					$451,139

(1)	At August 31, 2012, we held exchange traded derivative assets and other credit enhancements with a fair value of $80.8 million, which are not included in this table.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At August 31, 2012, cash collateral received was $173.1 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	OTC derivative liabilities(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$119,708	$80	$—	$(701)	$119,087
Credit default swaps	397	445	6,322	(478)	6,686
Equity swaps and options	7,739	4,376	—	—	12,115
Total return swaps	534	—	—	—	534
Foreign currency forwards, swaps and options	71,988	27,440	—	(38)	99,390
Interest rate swaps and options	10,484	125,569	268,028	(78,316)	325,765

Total	$210,850	$157,910	$274,350	$(79,533)	563,577

Cross product counterparty netting					(17,224)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$546,353

(1)	At August 31, 2012, we held exchange traded derivative liabilities and other credit enhancements with a fair value of $28.9 million, which are not included in this table.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At August 31, 2012, cash collateral pledged was $341.5 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

At August 31, 2012, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality(1):
A- or higher	$307,387
BBB- to BBB+	63,638
BB+ or lower	50,265
Unrated	29,849

Total	$451,139

(1)	We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we may utilize internal credit ratings determined by our Credit Risk Management. Credit ratings determined by Credit Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2012 and November 30, 2011 is $154.4 million and $141.2 million, respectively, for which we have posted collateral of $109.4 million and $129.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2012 and November 30, 2011, we would have been required to post an additional $48.8 million and $19.5 million, respectively, of collateral to our counterparties.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 7.	Collateralized Transactions

We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We manage our exposure to credit risk associated with these transactions by entering into master netting agreements. We also monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with certain securities for securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions. At August 31, 2012 and November 30, 2011, the approximate fair value of securities received as collateral by us that may be sold or repledged was $22.8 billion and $17.9 billion, respectively. The fair value of securities received as collateral at August 31, 2012 and November 30, 2011 that pertains to our securities financing activities at August 31, 2012 and November 30, 2011 are as follows (in thousands):

	August 31, 2012	November 30, 2011
Carrying amount:
Securities purchased under agreements to resell	$3,942,915	$2,893,043
Securities borrowed	5,218,205	5,169,689
Securities received as collateral	484	21,862

Total assets on Consolidated Statement of Financial Condition	9,161,604	8,084,594
Netting of securities purchased under agreements to resell (1)	10,747,668	7,498,439

	19,909,272	15,583,033
Fair value of collateral received in excess of contract amount (2)	2,852,396	2,386,921

Fair value of securities received as collateral	$22,761,668	$17,969,954

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,393.8 million and $1,578.3 million at August 31, 2012 and November 30, 2011, respectively, of which $663.8 million and $780.5 million had been rehypothecated.

At August 31, 2012 and November 30, 2011, a substantial portion of the securities received by us had been sold or repledged.

In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At August 31, 2012 and November 30, 2011, $0.5 million and $21.9 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

We generally receive cash proceeds in connection with the transfer of assets as the security interests issued by the securitization vehicles are sold to investors. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned and limited to retaining servicing rights for military housing loan securitizations, which are included within Other assets. We apply fair value accounting to the securities. The servicing rights, where they are retained by us, are amortized over the period of the estimated future net servicing income.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Transferred assets	$2,132.3	$2,337.7	$7,070.9	$8,988.2
Proceeds on new securitizations	$2,375.0	$2,357.6	$7,654.1	$9,045.7
Net revenues	$2.4	$17.3	$16.5	$45.5
Cash flows received on retained interests	$19.7	$26.8	$44.6	$59.3

Assets received as proceeds in the form of mortgage-backed-securities issued by the securitization vehicles have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 5, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at August 31, 2012 and November 30, 2011. Although not obligated, we may make a market in the securities issued by these securitization vehicles in connection with secondary market-making activities. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities subsequently purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 9, Variable Interest Entities.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions).

	As of August 31, 2012
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$5,767.9	$349.6	(1)
U.S. government agency commercial mortgage-backed securities	3,761.0	29.0	(1)
Military housing loans	68.0	0.2	(2)

(1)	A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of September 21, 2012, we continue to hold approximately $157.0 million and $26.3 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Amount represents initial fair value of servicing rights received on transferred project loans.

	As of November 30, 2011
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$7,968.0	$517.9	(1)
U.S. government agency commercial mortgage-backed securities	2,574.3	49.9	(1)
Military housing loans	127.4	0.3	(2)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of September 21, 2012, we continue to hold approximately $35.5 million and $25.7 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Amount represents initial fair value of servicing rights received on transferred project loans.

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

We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE. We reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

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

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of August 31, 2012 and November 30, 2011. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

(in millions)	August 31, 2012			November 30, 2011
	High Yield	Mortgage- and Asset-backed Securitizations	Other	High Yield	Mortgage- and Asset-backed Securitizations	Other

Cash	$445.7	$—	$0.2	$345.7	$—	$0.3
Financial instruments owned	787.4	10.1	0.5	693.3	12.2	7.2
Securities borrowed	356.1	—	—	195.3	—	—
Receivable from brokers and dealers	137.6	—	—	150.6	—	—
Other	9.6	—	—	8.5	—	—

	$1,736.4	$10.1	$0.7	$1,393.4	$12.2	$7.5

Financial instruments sold, not yet purchased	$466.6	$—	$—	$326.2	$—	$—
Securities loaned	88.6	—	—	—	—	—
Payable to brokers and dealers	110.9	—	—	105.2	—	—
Mandatorily redeemable interests (1)	1,045.2	—	—	943.4	—	—
Promissory note (2)	—	—	—	—	—	4.2
Secured financing (3)	—	10.1	—	—	12.2	—
Other	25.1	—	0.2	20.7	—	0.2

	$1,736.4	$10.1	$0.2	$1,395.5	$12.2	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $339.8 million and $310.5 million at August 31, 2012 and November 30, 2011, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	The promissory note at November 30, 2011 represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities. Approximately $7.8 million and $8.4 million of the secured financing represents an amount held by us in inventory and are eliminated in consolidation at August 31, 2012 and November 30, 2011, respectively.

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

At August 31, 2012 and November 30, 2011, the carrying amount of our variable interests was $369.1 million and $322.0 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation.

Mortgage-and asset-backed securitizations.    We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consist of the securities and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

Other.    We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities, and are available for the benefit of the entities’ equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit.

During the period, we were repaid a promissory note due to us by an investment vehicle set up for the benefit of a client for which we were previously the primary beneficiary. The assets of this VIE consisted of debt securities. Upon repayment of the promissory note from this vehicle, we determined that we are no longer the primary beneficiary of this vehicle as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to this vehicle. As such, we deconsolidated the investment vehicle during the period.

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the three and nine months ended August 31, 2012 and the year ended November 30, 2011 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at August 31, 2012 and November 30, 2011.

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	August 31, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$60.4	(2)	$60.4	(4)	$1,552.8
Agency mortgage- and asset-backed securitizations (1)	1,801.1	(2)	1,801.1	(4)	10,165.4
Non-agency mortgage- and asset-backed securitizations (1)	516.9	(2)	516.9	(4)	51,890.8
Asset management vehicle	3.0	(3)	3.0	(4)	618.2
Private equity vehicles	54.5	(3)	114.0		75.1

Total	$2,435.9		$2,495.4		$64,302.3

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at August 31, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	November 30, 2011
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$48.2	(2)	$48.2	(4)	$1,768.4
Agency mortgage- and asset-backed securitizations (1)	1,410.9	(2)	1,410.9	(4)	6,523.0
Non-agency mortgage- and asset-backed securitizations (1)	583.9	(2)	583.9	(4)	41,939.4
Asset management vehicle	2.8	(3)	2.8	(4)	903.9
Private equity vehicles	64.5	(3)	131.3		84.2

Total	$2,110.3		$2,177.1		$51,218.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2011 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are classified within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations.    We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in the CLOs consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The carrying amount of the debt securities was $15.9 million and $14.1 million at August 31, 2012 and November 30, 2011, respectively. Management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

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

Mortgage- and Asset-Backed Vehicles.    In connection with our trading and market making activities, we buy and sell mortgage- and asset backed securities. Mortgage- and asset backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset backed securities of $1,801.1 million, non-agency mortgage- and asset-backed securities of $516.9 million and collateralized loan obligations of $60.4 million at August 31, 2012 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at August 31, 2012 consist of the following (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$60.4	$—	$60.4
Variable interests in agency mortgage- and asset backed securitizations	—	1,801.1	1,801.1
Variable interests in nonagency mortgage- and asset backed securitizations	516.9	—	516.9
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	71.0	1,499.9	1,570.9
Commercial mortgage-backed securities	31.6	248.8	280.4
Collateralized debt obligations	0.5	—	0.5
Other asset-backed securities	1.8	—	1.8

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$682.2	$3,549.8	$4,232.0

Asset Management Vehicle.    We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of August 31, 2012 and November 30, 2011 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.    On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of August 31, 2012 and November 30, 2011, we funded approximately $27.1 million and $17.9 million, respectively, of our commitment. The carrying amount of our equity investment was $16.8 million and $17.4 million at August 31, 2012 and November 30, 2011, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment up to an aggregate principal amount of $48.6 million. The carrying amount of our equity investment was $0.6 million and $2.8 million at August 31, 2012 and November 30, 2011, respectively. As of August 31, 2012 and November 30, 2011, we funded approximately $37.0 million and $44.3 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 10.	Investments

We have investments in Jefferies Finance, LLC (“Jefferies Finance”), Jefferies LoanCore LLC (“Jefferies LoanCore”) and Knight Capital Group, Inc. (“Knight Capital”). Our investment in Knight Capital is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value – Corporate equity securities on the Consolidated Statement of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statement of Earnings. Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties in the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other income in the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Jefferies Finance

On October 7, 2004, we entered into an agreement with Babson Capital Management LLC (“Babson Capital”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) to form Jefferies Finance, a joint venture entity created for the purpose of offering senior loans to middle market and growth companies. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. Jefferies Finance can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

On March 1, 2011, we and MassMutual increased our equity commitments to Jefferies Finance, with an incremental $250.0 million committed by each partner. Including the incremental $250.0 million from each partner, the total committed equity capital of Jefferies Finance is $1.0 billion. As of August 31, 2012, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded.

In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At August 31, 2012, we have funded $275.7 million of our $500.0 million commitment. During the three and nine months ended August 31, 2012, $2.8 million and $7.1 million of interest income is included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for Jefferies Finance as of August 31, 2012 and November 30, 2011 (in millions):

	August 31, 2012	November 30, 2011
Total assets	$1,866.0	$1,457.8
Total liabilities	1,361.2	1,044.3
Total equity	504.8	413.5
Our total equity balance	252.4	206.8

The net earnings of Jefferies Finance were $34.0 million and $10.5 million for the three months ended August 31, 2012 and 2011, respectively, and $91.3 million and $69.3 million for the nine months ended August 31, 2012 and 2011, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $29.3 million and $85.2 million during the three and nine months ended August 31, 2012, respectively, and $16.6 million and $49.9 million during the three and nine months ended August 31, 2011, respectively, recognized within Investment banking on the Consolidated Statements of Earnings. In addition, in relation to these transactions, we paid fees to Jefferies Finance of $1.0 million and $7.2 million during the three and nine months ended August 31, 2012, respectively, and $2.9 million and $8.0 million during the three and nine months ended August 31, 2011, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

During the nine months ended August 31, 2012, we purchased participation certificates in loans originated by Jefferies Finance of $900.0 million, which were redeemed in full during the nine months ended August 31, 2012. During the nine months ended August 31, 2011, we purchased participation certificates in loans originated by Jefferies Finance of $477.2 million, which were redeemed in full during the same period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Under a service agreement, we charged Jefferies Finance $3.6 million and $21.4 million for certain administrative services for the three and nine months ended August 31, 2012, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $9.7 million and $16.6 million at August 31, 2012 and November 30, 2011, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates commercial real estate loans with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore is currently capitalized solely with equity and has aggregate equity commitments of $600.0 million. As of August 31, 2012 and November 30, 2011, we have funded $89.0 million and $163.3 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore as of August 31, 2012 and November 30, 2011 (in millions):

	August 31, 2012	November 30, 2011
Total assets	$296.6	$761.4
Total liabilities	65.5	427.4
Total equity	231.1	334.0
Our total equity balance	112.1	162.0

The net earnings of Jefferies LoanCore were $5.5 million and $50.1 million for the three and nine months ended August 31, 2012, respectively, and a net loss of $4.8 million and $5.0 million for the three and nine months ended August 31, 2011, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.1 million and $0.4 million for administrative services for the three and nine months ended August 31, 2012, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $0.0 million and $0.3 million, at August 31, 2012 and November 30, 2011, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of August 31, 2012, the aggregate fair value of derivative transactions outstanding with Jefferies LoanCore was $1.4 million and included within Financial instruments owned on the Consolidated Statement of Financial Condition. During the three and nine months ended August 31, 2012, we recognized gains of $1.1 million and $20.9 million on such transactions with Jefferies LoanCore which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital, a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement we purchased preferred stock in exchange for cash consideration of $125.0 million. The preferred stock consisted of 24,876 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (“Series A-1 Shares”) and 100,124 shares of Series A-2 Non-voting Cumulative Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. As of August 31, 2012, we own approximately 45% of the outstanding common stock of Knight Capital which constitutes, assuming conversion of Knight Capital’s issued and outstanding Series A-2 Shares, approximately 22% of the voting rights over the company.

We elected to record our investment in Knight Capital at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at August 31, 2012 is based on the closing exchange price of Knight Capital’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $103.3 million for the three and nine months ended August 31, 2012 are recognized in Revenues—Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight Capital as of June 30, 2012, the most recently available public financial information for the company (in millions):

June 30, 2012
Total assets	$9,195.0
Total liabilities	7,698.0
Total equity	1,497.0

Knight Capital’s net earnings were $3.3 million and $36.4 million for the three and six months ended June 30, 2012, respectively.

We have separately entered into foreign exchange derivative contracts and securities lending transactions with Knight Capital in the normal course of our capital markets activities. At August 31, 2012, the fair value of these foreign exchange derivative contracts totaled $16,000 and the balances of securities borrowed and securities loaned were $1.3 million and $28.7 million, respectively. In connection with Knight Capital’s capital raising transaction, we recognized an advisory fee of $20.0 million which is included within Investment banking revenues on the Consolidated Statement of Earnings.

Note 11.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the nine months ended August 31, 2012 (in thousands):

Nine Months Ended August 31, 2012
Balance, at beginning of period	$365,574
Add: Translation adjustments	(118)

Balance, at end of period	$365,456

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

During the three months ended August 31, 2012, a payment of $1.2 million for contingent consideration was made to the selling owners of LongAcre Partners, which was accrued to goodwill in previous fiscal years.

At least annually, and more frequently if warranted, we assess goodwill for impairment. We completed our annual test of goodwill as of June 1, 2012 and concluded goodwill was not impaired. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Further, adverse market or economic events in the future could result in impairment charges in future periods.

All goodwill is assigned to our Capital Markets segment and is deductible for tax purposes.

Intangible Assets

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and weighted average amortization period as of August 31, 2012 and November 30, 2011 (in thousands):

	August 31, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$(2,867)	$—	$8,352	N/A
Customer relationships	10,542	—	(3,804)	6,738	6.2
Trade name	1,680	—	(1,055)	625	1.3
Other	100	—	(13)	87	13.0

	$23,541	$(2,867)	$(4,872)	$15,802

	November 30, 2011
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,776)	7,766	6.9
Trade name	1,300	(361)	939	1.1
Other	100	(8)	92	13.8

	$23,161	$(3,145)	$20,016

Intangible assets with an indefinite useful life are not amortized but assessed annually for impairment, or more frequently when certain events or circumstances exist. During the prior quarter, three months ended May 31, 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interest and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year. The impairment loss of $2.9 million is included within Other expenses in the Consolidated Statement of Income and within our Capital Markets business segment. No further impairment was identified upon completing our June 1, 2012 annual impairment test.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Regarding intangible assets with a finite life, aggregate amortization expense for the three and nine months ended August 31, 2012 was $0.6 million and $1.7 million, respectively and $0.4 million and $0.8 million for the three and nine months ended August 31, 2011, respectively; which is included in Other expenses on the Consolidated Statements of Earnings.

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2012 (Period from September to November)	$540
2013	1,319
2014	929
2015	771
2016	771
2017	707

Mortgage Servicing Rights

In the normal course of business we originate military housing mortgage loans and sell such loans to investors. In connection with these activities we may retain the mortgage servicing rights that entitle us to a future stream of cash flows based on contractual servicing fees. Mortgage servicing rights to military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other income in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $0.9 million and $2.8 million during the three and nine months ended August 31, 2012, respectively and $1.0 million and $2.9 million during the three and nine months ended August 31, 2011, respectively.

The following presents the activity in the balance of these servicing rights for the nine months ended August 31, 2012 and twelve months ended November 30, 2011 (in thousands):

	Nine Months Ended August 31, 2012	Twelve Months Ended November 30, 2011
Balance, beginning of period	$8,202	$8,263
Add: Acquisition	162	347
Less: Pay down	(211)	—
Less: Amortization	(291)	(408)

Balance, end of period	$7,862	$8,202

We estimate the fair value of these servicing rights was $16.6 million and $15.6 million at August 31, 2012 and November 30, 2011, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the fair value of servicing rights is estimated using a discounted cash flow model, which projects future cash flows discounted at a risk-adjusted rate based on recently observed transactions for interest-only bonds backed by military housing mortgages. Estimated future cash flows consider contracted servicing fees and costs to service. Given the underlying asset class, assumptions regarding repayment and delinquencies are not significant to the fair value.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 12.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. Bank loans at August 31, 2012 totaled $150.0 million of which $100.0 million is secured. We had no bank loans as of November 30, 2011. Average daily bank loans for the nine months ended August 31, 2012 and the twelve months ended November 30, 2011 were $54.0 million and $12.0 million, respectively.

On February 3, 2012, Jefferies Group, Inc. entered into a one year, $100.0 million term-loan agreement with Prudential Financial, Inc. This loan was set to expire on February 2, 2013 and bore an annual interest rate of one-month LIBOR minus 0.11%. The borrowings under this loan were used to provide working capital as needed for Jefferies Bache. The average daily borrowing under this term loan during the period from February 3, 2012 to August 31, 2012 was $100.0 million. This loan was repaid and the agreement terminated subsequent to quarter end.

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

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at August 31, 2012 and November 30, 2011 (in thousands):

	August 31, 2012	November 30, 2011
Unsecured Long-Term Debt
7.75% Senior Notes, matured March 15, 2012	$—	$254,926
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 6.00%)	249,496	249,298
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 3.92%)	499,332	499,187
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 5.57%)	349,196	349,045
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 5.18%)	770,328	782,598
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 8.31%)	707,195	707,787
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 6.94%)	743,813	545,816
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 6.22%)	3,561	—
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 6.55%)	346,759	346,664
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 7.20%)	288,367	280,832
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.37%)	492,870	492,773

	$4,450,917	$4,508,926

Secured Long-Term Debt
Credit facility, due August 26, 2014	410,000	100,000

	$4,860,917	$4,608,926

On July 13, 2012, under our Euro Medium Term Note Program (“EMTN Program”) we issued senior unsecured notes with a principal amount of €4.0 million which bear interest at 2.25% per annum and mature on July 13, 2022. Proceeds net of original issue discount amounted to €2.8 million.

On April 19, 2012, we issued an additional $200.0 million aggregate principal amount of our 6.875% Senior Notes due April 15, 2021. Proceeds before underwriting discount and expenses amounted to $197.7 million. The total aggregate principal amount issued under this series of notes is $750.0 million.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the nine months ended August 31, 2012. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011. The unamortized balance at August 31, 2012 amounted to $33.5 million is being amortized over the remaining life of the debt using the effective yield method.

We previously issued 3.875% convertible senior debentures (the “debentures”), due in 2029, with an aggregate principal amount of $345.0 million, each $1,000 debenture currently convertible into 26.6332 shares of our common stock (equivalent to a conversion price of approximately $37.55 per share of common stock). In addition to ordinary interest, beginning on November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than 130% of the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

Secured Long-Term Debt — On August 26, 2011 we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At August 31, 2012, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $410.0 million and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at August 31, 2012. We were in compliance with debt covenants under the Credit Facility at August 31, 2012.

Note 14.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of August 31, 2012, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.

Note 15.	Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at August 31, 2012 and November 30, 2011 (in thousands):

	August 31, 2012	November 30, 2011
JSOP	$301,806	$276,800
JESOP	34,434	31,979
Other (1)	1,326	3,884

Noncontrolling interests	$337,566	$312,663

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within Stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three and nine months ended August 31, 2012 and 2011 because all other comprehensive income or loss is attributed to us.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $339.8 million and $310.5 million at August 31, 2012 and November 30, 2011, respectively. We and Leucadia are currently in discussions relating to the April 2013 mandatory redemption of the members’ interest in JHYH, including whether to extend the term.

Note 16.	Benefit Plans

We sponsor a defined benefit pension plan, Jefferies Group, Inc. Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of unrecognized net gain or loss included in Accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) shall be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen with no further benefit accruing to participants for future service after December 31, 2005. Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under the Internal Revenue Code. We contributed $2.0 million to our U.S. Pension Plan during the three and nine months ended August 31, 2012 and do not anticipate making an additional contribution to the U.S. Pension Plan during the remainder of the fiscal year.

In connection with the acquisition of the Global Commodities Group from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded; however, the plan is funded by insurance contracts with multi-national insurers held in the name of Jefferies Bache Limited. The investments in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statement of Financial Condition and have a fair value of $18.1 million at August 31, 2012. We expect to pay the pension liability from the cash flows available to us under the insurance contracts.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following tables summarize the components of net periodic pension cost (in thousands):

	U.S. Pension Plan
	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Components of net periodic pension cost
Service cost	$44	$44	$132	$131
Interest cost on projected benefit obligation	584	591	1,752	1,774
Expected return on plan assets	(616)	(644)	(1,848)	(1,933)
Amortization of net actuarial loss	317	223	951	671

Net periodic pension cost	$329	$214	$987	$643

	German Pension Plan
	Three Months Ended	Nine Months Ended	Two Months Ended
	August 31, 2012	August 31, 2012	August 31, 2011
Components of net periodic pension cost
Service cost	$9	$27	$6
Interest cost on projected benefit obligation	252	767	184

Net periodic pension cost	$261	$794	$190

Note 17.	Compensation Plans

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

Total compensation cost related to share-based compensation plans was $44.3 million and $49.8 million for the three months ended August 31, 2012 and 2011, respectively, and $137.7 million and $160.7 million for the nine months ended August 31, 2012 and 2011, respectively. The net tax (deficiency) benefit related to share-based compensation plans recognized in additional paid-in capital was ($0.4) million and ($0.8) million during the three months ended August 31, 2012 and 2011, respectively and $19.4 million and $31.6 million for the nine months ended August 31, 2012 and 2011, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $30.6 million and $33.3 million related to share-based compensation in cash flows from financing activities for the nine months ended August 31, 2012 and 2011, respectively. Due to our tax year end coinciding with our fiscal year end November 30, the timing of certain deductions related to share-based compensation are impacted such that tax benefits resulting from the vesting of awards are realized in the following fiscal year. Consequently, approximately $21.3 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 29, 2012 relates to share-based compensation awards that vested during January through November 2011, and approximately $19.7 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010. Additionally, we expect to recognize a net tax deficiency of $17.1 million related to share-based compensation awards that vested during January through August 2012 in additional paid-in capital during the three month period ending February 28, 2013.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

As of August 31, 2012, we had $145.9 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.0 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan and other forms of deferred cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three and nine months ended August 31, 2012 and 2011:

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

We grant restricted stock and RSUs as part of year-end compensation. Restricted stock and RSUs granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date precedes the grant date for restricted stock and RSUs granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. We accrued compensation expense of approximately $25.4 million and $37.5 million for the three months ended August 31, 2012 and 2011, respectively, and $74.3 million and $112.5 million for the nine months ended August 31, 2012 and 2011, respectively, related to restricted stock and RSUs expected to be granted as part of our year-end compensation.

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

The total compensation cost associated with restricted stock and RSUs amounted to $44.2 million and $49.6 million for the three months ended August 31, 2012 and 2011, respectively, and $136.6 million and $159.0 million for the nine months ended August 31, 2012 and 2011, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following table details the activity of restricted stock (in thousands, except per share amounts):

	Nine Months Ended August 31, 2012	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	9,032	$19.05
Grants (1)	1,422	$14.27
Forfeited	(67)	$23.97
Fulfillment of service requirement (1)	(2,220)	$20.53

Balance, end of period (2)	8,167	$17.77

(1)	Includes approximately 575,000 shares of restricted stock granted with no future service requirements during the nine months ended August 31, 2012. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $14.72 per share.

(2)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units (in thousands, except per share amounts):

	Nine Months Ended August 31, 2012		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	4,968	18,994	$23.53	$14.17
Grants	—	386 (1)	$—	$13.37
Distribution of underlying shares	—	(2,520)	$—	$22.44
Forfeited	(1)	(57)	$23.40	$16.98
Fulfillment of service requirement	(528)	528	$20.36	$20.36

Balance, end of period	4,439	17,331	$23.90	$13.13

(1)	Includes approximately 351,000 dividend equivalents declared on RSUs during the nine months ended August 31, 2012. The weighted average grant date fair value of these dividend equivalents was approximately $13.18.

The aggregate fair value of restricted stock and RSUs granted with a service requirement that vested during the nine months ended August 31, 2012 and 2011 was $34.2 million and $27.0 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $9.0 million and $11.0 million during the nine months ended August 31, 2012 and 2011, respectively.

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

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statements of Earnings, was $42,000 and $224,000 for the three months ended August 31, 2012 and 2011, respectively, and $948,000 and $1,543,000 for the nine months ended August 31, 2012 and 2011, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Employee Stock Purchase Plan.    We also have an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full time employees and employees who work part time over 20 hours per week to purchase shares of our common stock at a discount. Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of our common stock on the last day of the applicable session (monthly).

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

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $41,000 and $45,000 for the three months ended August 31, 2012 and 2011, respectively, and $164,000 and $244,000 for the nine months ended August 31, 2012 and 2011, respectively. As of August 31, 2012, there were approximately 1,830,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.    We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We made no contributions to the ESOP and no compensation cost related to the ESOP were incurred during the three and nine months ended August 31, 2012 and 2011.

Profit Sharing Plan.    We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.1 million and $1.0 million for the three months ended August 31, 2012 and 2011, respectively, and $5.5 million and $5.4 million for the nine months ended August 31, 2012 and 2011, respectively.

Deferred Cash Awards.    We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years, with an approximate average term of two years. We amortize these awards to compensation expense over the relevant service period. At August 31, 2012 and November 30, 2011, the remaining unamortized amount of these awards was $242.5 million and $211.4 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

Note 18.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three and nine months ended August 31, 2012 and 2011 (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Earnings for basic earnings per common share:
Net earnings	$78,321	$54,010	$243,417	$240,755
Net earnings (loss) to noncontrolling interests	8,150	(14,265)	32,612	4,523

Net earnings to common shareholders	70,171	68,275	210,805	236,232
Less: Allocation of earnings to participating securities (1)	3,913	3,410	12,243	11,136

Net earnings available to common shareholders	$66,258	$64,865	$198,562	$225,096

Earnings for diluted earnings per common share:
Net earnings	$78,321	$54,010	$243,417	$240,755
Net earnings (loss) to noncontrolling interests	8,150	(14,265)	32,612	4,523

Net earnings to common shareholders	70,171	68,275	210,805	236,232
Add: Convertible preferred stock dividends	1,016	1,016	3,047	3,047
Less: Allocation of earnings to participating securities (1)	3,916	3,415	12,254	11,116

Net earnings available to common shareholders	$67,271	$65,876	$201,598	$228,163

Shares:
Average common shares used in basic computation	214,756	218,426	216,509	209,544
Stock options	1	5	2	9
Mandatorily redeemable convertible preferred stock	4,110	4,110	4,110	4,108
Convertible debt	—	—	—	—

Average common shares used in diluted computation	218,867	222,541	220,621	213,661

Earnings per common share:
Basic	$0.31	$0.30	$0.92	$1.07
Diluted	$0.31	$0.30	$0.91	$1.07

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 12,732,000 and 11,239,000 for the three months ended August 31, 2012 and 2011, respectively and 13,337,000 and 10,297,000 for the nine months ended August 31, 2012 and 2011, respectively. Dividends declared on participating securities during the three months ended August 31, 2012 and 2011 amounted to approximately $924,000 and $934,000, respectively and $2,988,000 and $2,414,000 for the nine months ended August 31, 2012 and 2011, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 13, Long-Term Debt, and the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter
2012	$0.075	$0.075	$0.075
2011	$0.075	$0.075	$0.075

On September 19, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on November 15, 2012 to stockholders of record as of October 15, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Note 19.	Income Taxes

As of August 31, 2012 and November 30, 2011, we had approximately $91.3 million and $79.8 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $59.8 million and $52.3 million (net of federal benefit of taxes) at August 31, 2012 and November 30, 2011, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of August 31, 2012 and November 30, 2011, we had accrued interest of approximately $14.1 million and $10.8 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued at August 31, 2012 and November 30, 2011.

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

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at August 31, 2012 (in millions):

	Expected Maturity Date
			2014 and	2016 and	2018 and	Maximum Payout
	2012	2013	2015	2017	Later
Equity commitments	$0.2	$0.2	$5.2	$—	$640.5	$646.1
Loan commitments	—	31.6	242.6	122.5	—	396.7
Mortgage-related commitments	1,375.9	658.5	261.0	—	—	2,295.4
Forward starting reverse repos and repos	5.4	—	—	—	—	5.4

	$1,381.5	$690.3	$508.8	$122.5	$640.5	$3,343.6

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of August 31, 2012. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Non-investment grade	$—	$94.7	$—	$94.7	$32.1	$62.6
Unrated	20.0	665.9	—	685.9	351.8	334.1

Total	$20.0	$760.6	$—	$780.6	$383.9	$396.7

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)	The corporate lending exposure carried at fair value includes $383.9 million of funded loans included in Financial instruments owned — Loans and a $7.7 million liability related to lending commitments recorded in Financial instruments sold – Derivatives in the Consolidated Statement of Financial Condition as of August 31, 2012.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.    We have commitments to invest $500.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of August 31, 2012, and have funded $107.5 million and $102.5 million, respectively, including capital charges. See Note 10, Investments for additional information regarding these investments.

At August 31, 2012, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of August 31, 2012, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC., leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. On July 26, 2010 and on August 12, 2010, we entered into Subscription Agreements agreeing to commit up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P., respectively. As of August 31, 2012, we have funded approximately $27.1 million and $3.6 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $54.3 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner, of Jefferies Capital Partners IV L.P. As of August 31, 2012, we have funded approximately $43.6 million and $2.2 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $3.2 million unfunded in aggregate.

As of August 31, 2012, we had other equity commitments to invest up to $2.7 million in various other investments.

Loan Commitments.    From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of August 31, 2012, we had $160.8 million of loan commitments outstanding to clients.

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of August 31, 2012, we have funded $275.7 million of the aggregate principal balance and $224.3 million of our commitment remained unfunded.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $48.6 million. As of August 31, 2012, we funded approximately $37.0 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $11.6 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $235.9 million in aggregate are unrated and included in the total unrated lending commitments of $334.1 million presented in the table above.

Mortgage-Related Commitments.     We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $67.6 million at August 31, 2012.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2012 (in millions):

	Expected Maturity Date
Guarantee Type	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Notional/ Maximum Payout

Derivative contracts — non-credit related	$92,744.0	$45,493.7	$60.5	$—	$—	$138,298.2
Derivative contracts — credit related	—	—	—	53.1	25.0	78.1

Total derivative contracts	$92,744.0	$45,493.7	$60.5	$53.1	$25.0	$138,376.3

At August 31, 2012 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index and single name credit default swaps	$10.0	$10.0	$50.0	$3.1	$—	$5.0	$78.1

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2012, the fair value of derivative contracts meeting the definition of a guarantee is approximately $37.7 million.

Other Guarantees.     We are members of various exchanges and clearing houses. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote. Accordingly no liability has been recognized for these arrangements.

Note 21.	Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies and Jefferies Bache, LLC are also registered as Futures Commission Merchants and subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of August 31, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$802,207	$756,211
Jefferies Execution	11,853	11,603
Jefferies High Yield Trading	538,838	538,588

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$229,431	$59,790

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

We operate in two principal segments – Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking comprising of underwriting and financial advisory activities. The Capital Markets reportable segment is managed as a single operating segment and reporting unit that provides the sales, trading and origination support for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

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

Our net revenues and expenses by segment are summarized below for the three and nine months ended August 31, 2012 and 2011 (in millions):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Capital Markets:
Net revenues	$735.8	$506.2	$2,219.3	$1,957.3
Expenses	$603.6	$463.7	$1,794.1	$1,616.0
Asset Management:
Net revenues	$3.1	$3.1	$10.6	$37.5
Expenses	$4.7	$5.0	$23.4	$24.0
Total:
Net revenues	$738.9	$509.3	$2,229.9	$1,994.8
Expenses	$608.3	$468.7	$1,817.5	$1,640.0

The following table summarizes our total assets by segment as of August 31, 2012 and November 30, 2011 (in millions):

	August 31, 2012	November 30, 2011
Segment Assets:
Capital Markets	$34,396.7	$34,946.0
Asset Management	10.7	25.4

Total assets	$34,407.4	$34,971.4

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the three and nine months ended August 31, 2012 and 2011 were as follows (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Americas (1)	$577,646	$372,727	$1,832,523	$1,611,117
Europe (2)	127,237	127,229	330,092	363,114
Asia	34,055	9,326	67,320	20,599

Net revenues	$738,938	$509,282	$2,229,935	$1,994,830

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 23.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.    We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At August 31, 2012 and November 30, 2011, loans to and/or equity investments in Private Equity Related Funds were $111.5 million and $128.1 million, respectively. Interest income earned on loans to Private Equity Related Funds was $0.8 million and $2.5 million for the three and nine months ended August 31, 2012, respectively and $0.8 million and $2.3 million for the three and nine months ended August 31, 2011, respectively. Other income and investment income related to net gains and losses on our investment in Private Equity Related Funds was a $6.4 million loss and a $15.6 million loss for the three and nine months ended August 31, 2012, respectively and $1.2 million gain and a $12.4 million gain for the three and nine months ended August 31, 2011, respectively. For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 20, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC.    At August 31, 2012, we have commitments to purchase $265.4 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees.    At August 31, 2012 and November 30, 2011, we had $49.4 million and $59.2 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. During the three and nine months ended August 31, 2012, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $1.5 million and $9.8 million, respectively and $6.2 million and $7.1 million for the three and nine months ended August 31, 2011, respectively. These revenues are recorded in Commission income on the Consolidated Statements of Earnings. During the three months and nine months ended August 31, 2012, we distributed to Leucadia approximately $42,000 and $5.3 million related to earnings associated with their investment in our high yield joint venture.

For information on transactions with our equity method investees, see Note 10, Investments.

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

Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands, except per share amounts):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net revenues, less mandatorily redeemable preferred interests	$730,634	$523,953	$2,195,331	$1,988,647
Non-interest expenses	608,265	468,715	1,817,511	1,639,993
Earnings before income taxes	122,369	55,238	377,820	348,654
Income tax expense	44,048	1,228	134,403	107,899
Net earnings	78,321	54,010	243,417	240,755
Net earnings (loss) to noncontrolling interests	8,150	(14,265)	32,612	4,523
Net earnings to common shareholders	70,171	68,275	210,805	236,232
Earnings per diluted common share	$0.31	$0.30	$0.91	$1.07
Effective tax rate	36.0%	2.2%	35.6%	30.9%

Executive Summary

Net revenues, less mandatorily redeemable preferred interests, for the three months ended August 31, 2012 increased $206.7 million, or 39%, to $730.6 million, as compared to $524.0 million for the three months ended August 31, 2011. During the third quarter, we structured and invested in a convertible preferred stock offering of Knight Capital, Inc. (“Knight Capital”). Net revenues for the three months ended August 31, 2012 include a mark-to-market gain of $103.3 million on our share ownership in Knight Capital and an advisory fee of $20.0 million for services in respect of the capital raising transaction. The results for the third quarter of 2011 include a bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group (also referred to as “Jefferies Bache”) acquired from Prudential Financial, Inc. (“Prudential”) on July 1, 2011. Fixed income revenues for the three months ended August 31, 2012 include a full three months of the Global Commodities Group business. For the nine months ended August 31, 2012, Net revenues, less mandatorily redeemable preferred interests, increased $206.7 million to $2,195.3 million for the nine months ended August 31, 2012 as compared to $1,988.6 million for the three months ended August 31, 2012. The results for the nine months ended August 31, 2012 include a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc and a gain on debt extinguishment of $9.9 million. The results for the nine months ended August 31, 2011 also include a bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group.

Non-interest expense of $608.3 million and $1,817.5 million for the three and nine months ended August 31, 2012, respectively, reflect a $139.6 million, or 30%, and $177.5 million, or 11%, respectively, increase over the 2011 comparable periods. This net increase is primarily attributable to higher compensation expense consistent with higher net revenues, the inclusion of costs from Jefferies Bache for a longer period in fiscal 2012, and higher business development costs, partially offset by lower floor brokerage and clearing fees on lower equities trading volume. Compensation costs as a percentage of Net revenues for the three and nine months ended August 31, 2012 were 59.6% and 58.8%, respectively, as compared to 58.8% and 58.9% for the three and nine months ended August 31, 2011, respectively.

Our effective tax rate was 36.0% and 35.6% for the three and nine months ended August 31, 2012, respectively, as compared to 2.2% and 30.9% for the three and nine months ended August 31, 2011, respectively. The change in our effective tax rate as compared to the comparable period in the prior fiscal year was primarily attributable to the impact of the bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group from Prudential in the third quarter of 2011, which was non-taxable.

At August 31, 2012, we had 3,814 employees globally, as compared to 3,842 at August 31, 2011 and 3,898 at November 30, 2011. We added an additional 51 employees with the acquisition of Hoare Govett in February 2012 and expanded our headcount during the third quarter in our metal and energy futures business offset by headcount reductions since the start of the fiscal year aimed at better resource allocation and improved productivity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the three and nine months ended August 31, 2012 and August 31, 2011 (in thousands):

	Three Months Ended				Nine Months Ended
	August 31, 2012		August 31, 2011		August 31, 2012		August 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$209,980	29%	$126,850	25%	$465,765	21%	$469,284	23%
Fixed income	265,679	36	33,087	6	897,426	40	574,306	29

Total sales and trading	475,659	65	159,937	31	1,363,191	61	1,043,590	52
Other	—	—	52,509	10	13,175	1	52,509	3
Equity	39,068	5	58,629	12	140,878	6	160,352	8
Debt	87,894	12	128,058	25	310,018	14	322,831	16

Capital markets	126,962	17	186,687	37	450,896	20	483,183	24
Advisory	133,201	18	107,063	21	392,025	18	378,047	19

Investment banking	260,163	35	293,750	58	842,921	38	861,230	43
Asset management fees and investment income from managed funds:
Asset management fees	8,583	1	3,127	1	28,450	1	24,263	1
Investment (loss)/income from managed funds	(5,467)	(1)	(41)	—	(17,802)	(1)	13,238	1

Total	3,116	—	3,086	1	10,648	—	37,501	2

Net revenues	738,938	100%	509,282	100%	2,229,935	100%	1,994,830	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	8,304		(14,671)		34,604		6,183

Net revenues, less mandatorily redeemable preferred interests	$730,634		$523,953		$2,195,331		$1,988,647

Net Revenues

Net revenues for the three months ended August 31, 2012 were $738.9 million, an increase of $229.7 million, or 45%, as compared to $509.3 million for the three months ended August 31, 2011. Our third quarter 2012 results include the results of Jefferies Bache, acquired in July 2011 and Principal transaction revenues of $103.3 million from our investment in Knight Capital, or $97.8 million after accounting for mandatorily redeemable preferred interests. Secondary trading volume was lower contributing to a

JEFFERIES GROUP, INC. AND SUBSIDIARIES

decline in equities revenues (excluding revenues from our ownership of Knight Capital) compared to the 2011 quarter. Fixed income revenues were supported by investor demand for higher-yielding assets translating into reasonably robust trading volumes. Investment banking revenue, while strong, decreased 11% to $260.2 million for the three months ended August 31, 2012 from $293.8 million for the three months ended August 31, 2011. Asset management fees increased offset by write-downs on certain of our investments in unconsolidated funds. The results for the third quarter of 2011 include a bargain purchase gain reported in Other revenues recognized in connection with our acquisition of the Global Commodities Group.

For the nine months ended August 31, 2012, Net revenues were $2,229.9 million as compared to Net revenues of $1,994.8 million for the nine months ended August 31, 2011. Net revenues for the nine months ended August 31, 2012 include a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2012 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011. These gains were partially offset by a decline in equities (exclusive of revenues from our ownership of Knight Capital), investment banking and asset management revenues compared with the comparable prior period. Fixed income revenue for the nine months ended August 31, 2012 includes the results of our Jefferies Bache business acquired on July 1, 2011. The results for the nine months ended August 31, 2011 includes a bargain purchase gain of $52.5 million reported in Other revenues and recognized in connection with our acquisition of the Global Commodities Group.

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

Total equities revenue was $210.0 million for the three months ended August 31, 2012, as compared to $126.9 million for the comparable period in the prior year. Equities revenue includes a gain of $103.3 million earned on our investment in Knight Capital recognized within Principal transaction revenues. Exclusive of Knight Capital, equity revenues decreased $20.2 million, or 16%, compared with the third quarter of 2011. Equities revenue is heavily driven by the overall level of trading activity of our clients.

While U.S. equity markets posted gains during the quarter with the S&P index up over 2%, the New York Stock Exchange and NASDAQ exchange volumes were down 40% and 20%, respectively, for the three months ended August 31, 2012 as compared to the 2011 period, which contributed to reduced commissions for the respective periods. Similarly, European equity and equity derivative revenues declined on lower overall volumes across the broader markets.

Net earnings from our Jefferies Finance, LLC and Jefferies LoanCore, LLC joint ventures for the third quarter of 2012 were higher than for the three months ended August 31, 2011. Equities revenue for the third quarter of 2011 includes losses attributed to certain alternative investment strategies.

For the nine months ended August 31, 2012, total equities revenue was $465.8 million as compared to $469.3 million for the nine months ended August 31, 2011, a decrease of $3.5 million, or 1%, which was, excluding the impact from our investment in Knight Capital, commensurate with depressed average equity volumes during the 2012 period as compared to 2011. The nine months ended August 31, 2011 also reflect strong performance from certain quantitative alternative investment strategies.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Fixed income revenue was $265.7 million for the three months ended August 31, 2012, an eight-fold increase compared to revenue of $33.1 million for the three months ended August 31, 2011. Fixed income revenue for the three months ended August 31, 2012 includes a full quarter of revenue from Jefferies Bache following our acquisition of the Global Commodities Group from Prudential in July 2011. Although the third quarter of 2012 was characterized by concerns regarding the European sovereign debt crisis and slowing global economic growth, 2011 market conditions were significantly more severe than those of the 2012 period. Credit spreads narrowed during the 2012 third quarter and credit and emerging market conditions continued to improve, which contributed to solid performance across a broad number of our fixed income platforms.

Revenues from our U.S. rates business were up for the three months ended August 31, 2012 as compared to the prior comparable quarter benefiting from tightening spreads and the ability to capture revenue from activity tied to Treasury auctions. This is as compared to the prior year period where a flight to quality in response to credit market dislocation caused significant decreases in Treasury yields and in turn reduced profits. Increased revenues over the periods from our U.S. rates business was offset by a decline in Eurorates revenue, which had generated significant revenues for the three months ended August 2011 on the extreme volatility in the European markets during that period. Net revenues in mortgage- and asset-backed securities were strong during the three months ended August 31, 2012 as spreads continued to tighten and investors continued to seek out higher yields. Revenues from our leveraged finance sales and trading business for the three months ended August 31, 2012 were significantly improved from the three months ended August 31, 2011 as yields in 2012 are at historic lows as compared to the challenging market conditions during the 2011 comparable period with the beginning of the European crisis. Additionally, revenues from our investment grade corporates business were up significantly from the prior comparable period as credit market conditions continued to improve, spreads tightened and trading volumes remained strong. Revenues from municipal securities benefited from event driven gains and Jefferies Bache benefited from further gains on our investment in shares of the London Metal Exchange.

For the nine months ended August 31, 2012, fixed income revenue was $897.4 million compared to $574.3 million for the comparable 2011 period, an increase of 56%, or $323.1 million, a significant portion contributed by the inclusion of revenues from the Jefferies Bache commodities futures business. In Europe, during the early part of 2012, investor confidence returned in response to austerity measures taken by European governments during the quarter and helped drive the results of our European credit business for the nine months ended August 31, 2012 and mortgage revenues were robust for the nine months ended August 31, 2012 as the markets rallied early in the period on tighter interest and mortgage index spreads. Municipal trading activities benefited from spreads tightening over the period and price appreciation on certain positions held at August 31, 2012. Additionally, certain leveraged finance positions generated significant principal transaction gains during the 2012 nine month period and Jefferies Bache recognized gains on our investment in shares of the London Metal Exchange. Revenue increases across a large portion of our fixed income businesses for the nine months ended August 31, 2012 versus the comparable 2011 period were partially offset by a decline in revenues for the periods in our Eurorates business, which captured significant revenues on the extreme volatility in the European markets upon the start of the European crisis in 2011.

Of the net earnings recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 66% of such income for the nine months ended August 31, 2012 and 2011 are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Other Revenue

For the nine months ended August 31, 2012, Other revenue of $13.2 million is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million on the acquisition of Hoare Govett on February 1, 2012. Other revenues of

JEFFERIES GROUP, INC. AND SUBSIDIARIES

$52.5 million for the three and nine months ended August 31, 2011 represent the bargain purchase gain arising in the accounting for the acquisition of the Global Commodities Group from Prudential on July 1, 2011. For additional information see Note 3, Acquisitions and Note 13, Long-term Debt, respectively, in our consolidated financial statements.

Investment Banking Revenue

We provide a full range of capital markets and financial advisory services to our clients across most industry sectors primarily in the U.S. and Europe and to a lesser extent in Asia, Latin America and Canada. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity convertible financing services. Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions. The following table sets forth our investment banking revenue (in thousands):

	Three Months Ended			Nine Months Ended
	August 31, 2012	August 31, 2011	% Change	August 31, 2012	August 31, 2011	% Change
Equity	$39,068	$58,629	-33%	$140,878	$160,352	-12%
Debt	87,894	128,058	-31%	310,018	322,831	-4%

Capital markets	126,962	186,687	-32%	450,896	483,183	-7%
Advisory	133,201	107,063	24%	392,025	378,047	4%

Total	$260,163	$293,750	-11%	$842,921	$861,230	-2%

Investment banking revenue decreased 11% to $260.2 million for the three months ended August 31, 2012, as compared to revenue of $293.8 million for the three months ended August 31, 2011, principally driven by decreased capital markets revenue. Industry-wide the three months ended August 31, 2012 were characterized by weaker equity and debt underwriting activity, as compared to both the prior quarter and the comparable period in 2011. Overall, capital markets revenues of $127.0 million reflect a decrease of 32% from the quarter ended August 31, 2011. Debt capital markets revenue was $87.9 million for the three months ended August 31, 2012 compared to revenue of $128.1 million for the comparable period in 2011. Equity capital markets revenue totaled $39.1 million for the three months ended August 31, 2012, as compared to $58.6 million for the comparable quarter in the prior fiscal year. During the three months ended August 31, 2012, we completed 23 public equity financings (16 on which we acted as sole or joint bookrunner), including the $233 million IPO of Manchester United, compared to 29 public equity financings (20 on which we acted as sole or joint bookrunner) during the three months ended August 31, 2011.

Advisory revenue for the three months ended August 31, 2012 was $133.2 million as compared to advisory revenue of $107.1 million for the three months ended August 31, 2011. During the 2012 third quarter, we served as financial advisor on 27 merger and acquisition and 4 restructuring transactions having an aggregate transaction value of approximately $19.4 billion, as compared to 33 merger and acquisition transactions and 2 restructuring transactions with an aggregate transaction value of $36 billion during the comparable quarter in the prior year. Notable transactions completed in the third quarter of fiscal 2012 included acting as sole financial advisor to Novartis International on its $1.5 billion acquisition of Fougera Pharmaceuticals, joint financial advisor to Chesapeake Energy Corporation on its sale of a $2 billion stake in Chesapeake Midstream Development to Global Infrastructure Partners, joint corporate broker to Cable & Wireless Worldwide plc on their €1.1 billion sale to Vodaphone Group plc, sole advisor to Sunquest Information Systems Inc. on its $1.4 billion sale to Roper Industries, Inc., sole advisor to the $20 billion Deepwater Spill Trust and structurer for the $400 million equity financing of Knight Capital Group, Inc.

For the nine months ended August 31, 2012, we recorded investment banking revenue of $842.9 million, 2% lower than the nine months ended August 31, 2011. Revenue from our advisory business increased 4%, or $14.0 million, for the nine months ended August 31, 2012, as compared to revenue of $378.0 million for the nine months ended August 31, 2011. Our capital markets business produced revenue of $450.9 million compared to $483.2 million for the nine months ended August 31, 2011.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Asset Management Fees and Investment(Loss) Income from Managed Funds

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

The following summarizes the results of our Asset Management segment for the three and nine months ended August 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Asset management fees:
Fixed income	$1,059	$992	$2,780	$2,729
Equities	1,102	(950)	3,499	3,087
Convertibles	2,091	771	8,768	10,163
Commodities	4,331	2,314	13,403	8,284

	8,583	3,127	28,450	24,263
Investment (loss) income from managed funds(1)	(5,467)	(41)	(17,802)	13,238

Total	$3,116	$3,086	$10,648	$37,501

(1)	Of the total investment (loss) income from managed funds, no amounts are attributed to noncontrolling interest holders for the three and nine months ended August 31, 2012 and 2011.

Asset management fees increased by $5.5 million to $8.6 million for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. The increase resulted from higher average assets under management in our commodity funds and managed accounts and higher unrealized performance fees in our global convertible bond and equity strategies funds as compared to the comparable quarter in the prior year. Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives.

For the three months ended August 31, 2012, unrealized markdowns in private equity funds managed by a related party resulted in an investment loss of $5.5 million. This compares with a loss of $41,000 recognized on these funds for the comparable prior year period.

For the nine months ended August 31, 2012, asset management fees increased to $28.5 million as compared to $24.3 million for the nine months ended August 31, 2011. We recognized an investment loss of $17.8 million for the nine months ended August 31, 2012 due to unrealized markdowns in our private equity investments. This compares with a net gain of $13.2 million for the nine months ended August 31, 2011 primarily due to our investment in those funds.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	August 31, 2012	August 31, 2011
Assets under management(1):
Equities	$158	$273
Convertibles	1,183	2,187
Commodities	932	596

Total	$2,273	$3,056

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Change in Assets under Management

	Three Months Ended			Nine Months Ended
(in millions)	August 31, 2012	August 31, 2011	% Change	August 31, 2012	August 31, 2011	% Change
Balance, beginning of period	$2,210	$2,691	-18%	$2,284	$1,964	16%

Net cash flow (out) in	(75)	560		27	992
Net market appreciation (depreciation)	138	(195)		(38)	100

	63	365		(11)	1,092

Balance, end of period	$2,273	$3,056	-26%	$2,273	$3,056	-26%

During the three months ended August 31, 2012, flows out of our global convertible bond and equity funds more than offset additional investments into our commodity funds, resulting in a net cash outflow of $75 million. Net market appreciation of $138 million was attributable to our commodity funds, where commodity prices increased throughout the quarter, and to a lesser extent our global convertible bond fund. For the three months ended August 31, 2011, assets under management increased $365 million, reflecting customer investments in our commodity funds and a newly launched long-short equity fund, partially offset by net outflows from and market depreciation of the underlying assets in our global convertible bond fund.

For the nine months ended August 31, 2012, net cash inflows of $27 million resulted from inflows into our commodity funds being partially offset by outflows from our global convertible bond and equity funds. Net market depreciation of $38 million reflected the decline in value of the underlying assets of our convertible bond funds. For the nine months ended August 31, 2011, the increase in assets under management of $1,092 million is attributable to customer investments into our commodity funds and a newly launched long-short equity fund as well as additional cash inflows into and market appreciation of the underlying assets in our global convertible bond fund.

Managed Accounts

We manage certain portfolios as mandated by client arrangements whereby management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on these measures by predominant asset strategy were as follows (in millions):

(notional account value)
	August 31, 2012	August 31, 2011
Managed Accounts:
Equities	$—	$148
Commodities	2,810	1,279

	$2,810	$1,427

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Change in Managed Accounts

(notional account value)	Three Months Ended		Nine Months Ended
(in millions)	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Balance, beginning of period	$1,917	$1,314	$1,612	$949
Net account additions	588	140	1,120	372
Net account appreciation (depreciation)	305	(27)	78	106

Balance, end of period	$2,810	$1,427	$2,810	$1,427

During the three months ended August 31, 2012, new customer accounts and additional inflows from existing customers in our commodity managed accounts as well as rising commodity prices resulted in an increase in the notional value of our managed accounts.

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at August 31, 2012 and November 30, 2011 (in thousands):

	August 31, 2012	November 30, 2011
Unconsolidated funds(1)	$59,604	$70,224
Consolidated funds(2)	9,878	10,076

Total	$69,482	$80,300

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition.

(2)	Invested capital in managed funds includes funds that are actively managed by us and by third parties and related parties including hedge funds, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds and accounts, certain funds and accounts are consolidated and the assets and liabilities of these funds and accounts are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated.

Non-interest Expenses

Non-interest expenses for the three and nine months ended August 31, 2012 and August 31, 2011, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Compensation and benefits	$440,391	$299,640	$1,310,394	$1,174,468
Non-compensation expenses:
Floor brokerage and clearing fees	30,280	32,959	91,039	92,475
Technology and communications	58,681	60,039	180,460	153,563
Occupancy and equipment rental	24,077	22,581	71,582	60,997
Business development	27,736	21,853	72,362	64,248
Professional services	14,667	19,061	45,656	48,437
Other	12,433	12,582	46,018	45,805

Total non-compensation expenses	$167,874	$169,075	$507,117	$465,525

Total non-interest expenses	$608,265	$468,715	$1,817,511	$1,639,993

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards and the amortization of certain nonannual share-based and cash compensation to employees. Annual share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions of those awards. Accordingly, the compensation expense for a substantial portion of share-based awards granted at year end as part of annual compensation is fully recorded in the year of the award. Included within compensation and benefits expense are share-based amortization expense for senior executive awards previously granted in January 2010, non-annual share-based and cash-based awards to other employees and prior year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $75.0 million in the third quarter of fiscal 2012 compared to $45.8 million for the comparable 2011 quarter.

Compensation and benefits as a percentage of Net revenues was 59.6%, relatively consistent with recent quarters and the ratio for the three months ended August 31, 2011 of 58.8%. Compensation and benefits expense increased $140.8 million, or 47%, to $440.4 million for the three months ended August 31, 2012, compared to $299.6 million for the corresponding period in 2011. The increase was primarily due to higher compensation expense as a result of higher net revenues and three months of compensation expenses related to the Global Commodities Group, as compared to only two months in the three months ended August 31, 2011 having acquired the Bache entities on July 1, 2011. In addition, compensation expense for the three months ended August 31, 2012, includes compensation costs on the mark-to-market gain of $103.3 million related to our ownership of shares of Knight Capital at the 59.6% compensation ratio. Employee headcount of 3,814 employees globally at August 31, 2012 was comparable from 3,842 employees at August 31, 2011.

For the three months ended August 31, 2012, Compensation and benefits expense included $2.6 million relating to the acquisition of the Global Commodities Group on July 1, 2011 and Hoare Govett on February 1, 2012, comprised of the amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited at acquisition and amortization of retention awards granted to Hoare Govett employees. When excluding these costs, together with the amortization of discounts recognized on our long-term debt purchased and re-issued in December 2011 and January 2012 and recognized in Interest expense, our ratio of Compensation and benefits expense to Net revenues for the three months ended August 31, 2012 was 59.1%.

Compensation and benefits increased 12%, or $135.9 million, to $1,310.4 million for the nine months ended August 31, 2012 resulting in a ratio of Compensation and benefits to Net revenues of 58.8%, as compared to 58.9% for the comparable period in 2011.

Non-Compensation Expenses

Non-compensation expenses were $167.9 million for the three months ended August 31, 2012, a 1% or $1.2 million decrease, as compared to expenses of $169.1 million for the three months ended August 31, 2011. The decrease from the third quarter 2011 was predominantly driven by lower floor brokerage and clearing, technology and professional service costs, offset by higher business development expenditures and the inclusion of three months of expenses for Jefferies Bache versus two months in the corresponding period in the prior year.

Floor brokerage and clearing expense decreased 8%, or $2.7 million, as compared to the three months ended August 31, 2011 on lower equity trading volumes, partially offset by costs associated with higher fixed income volumes and the additional month of Jefferies Bache futures activity. Technology and communications expense decreased 2%, or $1.4 million, to $58.7 million for the three months ended August 31, 2012 versus an expense of $60.0 million for the third quarter of 2011. Exclusive of the effect of the additional month of expenses attributable to Jefferies Bache, technology and communications expenses decreased $4.6 million due to the conclusion of various projects associated with corporate support infrastructure. Professional services expense decreased 23% for the three months ended August 31, 2012, or $4.4 million, to $14.7 million, which is primarily attributable to legal and consulting fees related to the acquisition of the Global Commodities Group that were incurred in the prior comparable period. The increase in business development of $5.9 million or 27% to $27.7 million for the three months ended August 31, 2012, as

JEFFERIES GROUP, INC. AND SUBSIDIARIES

compared to $21.9 million for the comparable period in the prior year, is primarily driven by our continued efforts to build market share, including our loan origination business conducted through Jefferies Finance joint venture and our futures business.

Non-compensation expenses as a percentage of Net revenues was 23% for the three months ended August 31, 2012 as compared to 33% for the three months ended August 31, 2011 on the strength of higher revenues in third quarter of 2012. Non-compensation expenses were $507.1 million and $465.5 million for the nine months ended August 31, 2012 and 2011, respectively, an increase of $41.6 million or 9%, primarily driven by the acquisition of Jefferies Bache on July 1, 2012. Floor brokerage and clearing fees decreased on lower equity trading volumes, partially offset by the inclusion of Jefferies Bache. Technology and communications costs increased as the expansion of our personnel and business platforms has increased the demand for market data, technology connections and applications. Occupancy costs increased as we strengthened our presence in Europe and Asia and business development expenses increased commensurate with furthering the expansion of our market share.

Income Taxes

The provision for income taxes was an expense of $44.0 million, representing an effective tax rate of 36.0% for the three months ended August 31, 2012, compared with a provision of $1.2 million and an effective tax rate of 2.2% for the three months ended August 31, 2011. Income tax expense was $134.4 million and $107.9 million and the effective tax rate was 35.6% and 30.9% for the nine months ended August 31, 2012 and 2011, respectively. The change in the effective tax rate for the three and nine months ended August 31, 2012 as compared to the comparable periods in the prior year is primarily due to the impact of the bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group from Prudential in the third quarter of 2011, which was non-taxable.

Earnings per Common Share

Diluted net earnings per common share was $0.31 for the three months ended August 31, 2012 on 218,867,000 shares, compared to diluted net earnings per common share of $0.30 for the three months ended August 31, 2011 on 222,541,000 shares. For the nine months ended August 31, 2012 diluted earnings per common share were $0.91 on 220,621,000 shares, compared to diluted net earnings per common share of $1.07 for the nine months ended August 31, 2011 on 213,661,000 shares. See Note 18, Earnings Per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.

Accounting Developments

Accounting Standards to be Adopted in Future Periods

Indefinite-Lived Intangible Asset Impairment.    In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted (fiscal year ended November 30, 2013). The adoption of this guidance will not affect our financial condition, results of operations or cash flows as it does not affect how impairment is calculated.

Balance Sheet Offsetting Disclosures.    In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year ended November 30, 2014), and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operation or cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Goodwill Testing.    In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted (fiscal year ended November 2013). The adoption of this guidance will not affect our financial condition, results of operation or cash flows as it does not change how goodwill is calculated nor assigned to reporting units.

Adopted Accounting Standards

Comprehensive Income.    In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update requires entities to report comprehensive income either (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. We adopted the guidance on March 1, 2012, and elected the two separate but consecutive statements approach. Accordingly, we now present our Consolidated Statements of Comprehensive Income immediately following our Consolidated Statements of Earnings within our consolidated financial statements.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. We adopted this guidance on March 1, 2012 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions beginning on or after January 1, 2012. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of August 31, 2012 and November 30, 2011 (in thousands):

	August 31, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$1,632,178	$1,541,892	$1,235,079	$1,330,096
Corporate debt securities	2,531,046	1,793,417	2,868,304	1,614,493
Government, federal agency and other sovereign obligations	4,335,015	4,386,204	7,471,563	3,209,713
Mortgage- and asset-backed securities	4,232,036	217,172	3,923,303	50,517
Loans and other receivables	524,009	136,060	376,146	151,117
Derivatives	358,823	233,716	525,893	249,037
Investments	144,888	—	105,585	—
Physical commodities	159,011	45,508	172,668	—

	$13,917,006	$8,353,969	$16,678,541	$6,604,973

At August 31, 2012 and November 30, 2011 derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options, and interest rate and commodity swaps.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at August 31, 2012 and November 30, 2011 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011
Residential mortgage-backed securities	$144,988	$149,965	$—	$—
Loans and other receivables	108,789	97,291	4,285	10,157
Investments at fair value	91,979	78,326	—	—
Collateralized debt obligations	81,598	47,988	—	—
Commercial mortgage-backed securities	31,513	52,407	—	—
Corporate equity securities	19,783	13,489	38	—
Corporate debt securities	7,558	48,140	—	74
Derivatives	340	124	12,087	9,409
Other asset-backed securities	208	3,284	—	—
Municipal securities	83	6,904	—	—
Sovereign obligations	—	140	—	—

Total Level 3 financial instruments	486,839	498,058	$16,410	$19,640

Level 3 financial instruments for which the firm bears no economic exposure(1)	(50,799)	(45,901)

Level 3 financial instruments for which the firm bears economic exposure	436,040	452,157
Investments in managed funds	60,121	70,740

Level 3 assets for which the firm bears economic exposure	$496,161	$522,897

Total Level 3 assets	$546,960	$568,798

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.2%	0.3%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other liabilities of approximately $2.3 million and $3.8 million at August 31, 2012 and November 30, 2011, respectively.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Assets:
Transfers from Level 3 to Level 2	$65.0	$152.4	$88.9	$81.8
Transfers from Level 2 to Level 3	156.5	120.4	184.2	54.7
Net gains (losses)	2.0	(19.2)	(23.6)	32.6
Liabilities:
Transfers from Level 3 to Level 2	$—	$—	$2.2	$—
Transfers from Level 2 to Level 3	—	—	—	—
Net (losses)	(6.9)	(0.5)	(5.1)	(0.9)

See Note 5, Fair Value Disclosures, in our consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

Controls Over the Valuation Process for Financial Instruments — Our Independent Price Verification Group, independent of the trading function, plays an important role in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. Where a pricing model is used to determine fair value, these control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Liquidity, Financial Condition and Capital Resources

Our Chief Financial Officer and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.

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

We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses. In connection with our government and agency fixed income business and our role as a primary dealer in these markets, a sizable portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities.

The following table provides detail on key balance sheet asset and liability line items (in millions):

	August 31, 2012	November 30, 2011	% Change
Total assets	$34,407.4	$34,971.4	-2%
Cash and cash equivalents	2,844.5	2,393.8	19%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,752.8	3,345.0	12%
Financial instruments owned	13,917.0	16,678.5	-17%
Financial instruments sold, not yet purchased	8,354.0	6,605.0	26%
Total Level 3 assets	547.0	568.8	-4%
Level 3 financial instruments for which we have economic exposure	436.0	452.2	-4%
Securities borrowed	$5,218.2	$5,169.7	1%
Securities purchased under agreements to resell	3,942.9	2,893.0	36%

Total securities borrowed and securities purchased under agreements to resell	$9,161.1	$8,062.7	14%

Securities loaned	$2,061.5	$1,706.3	21%
Securities sold under agreements to repurchase	8,216.9	9,620.7	-15%

Total securities loaned and securities sold under agreements to repurchase	$10,278.4	$11,327.0	-9%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Total assets at August 31, 2012 were essentially unchanged from November 30, 2011 as management has determined these balances to be appropriate levels of risk and leverage while maintaining sufficient liquidity for the firm and balancing our clients’ trading needs. As of the 2011 year end, management decided to reduce trading balances and leverage to demonstrate the underlying liquidity of our trading assets and liabilities at year end and has primarily maintained this liquidity approach. The reduction in trading balances was done across asset classes and fair value hierarchy levels. During the three months ended August 31, 2012, average total assets were approximately 24% higher than total assets at August 31, 2012.

As a futures commission merchant, Jefferies Bache, LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. As a result of the acquisition of this business and the related margin requirements for such activity, the balance of cash and securities segregated increased at November 30, 2011 from prior years and remains consistent with levels expected for this business activity. Jefferies & Company, Inc. (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar requirements exist with respect to our U.K.-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are separately segregated and “locked-up” apart from our funds. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities.

Our total Financial instruments owned inventory at August 31, 2012 decreased by $2.8 billion to $13.9 billion as compared to November 30, 2011, primarily due to a $4.6 billion decrease in U.S. government and agency securities, partially offset by a $1.6 billion increase in sovereign obligations. Our Financial instruments sold, not yet purchased inventory increased to $8.4 billion from $6.6 billion at November 30, 2011, primarily due to a $1.5 billion increase in sovereign obligations and $0.4 billion increase in corporate equity and debt securities, offset by a $0.4 billion decrease in U.S. government and agency securities. Inventory held of sovereign obligations fluctuated from an overall net long position of $4.1 million at November 30, 2011 to an overall net long position of $88.8 million at August 31, 2012, primarily driven by an increase in Italian securities, offset by a reduction in exposure to sovereign positions of Germany and Spain.

Our net inventory positions decreased by $4.5 billion to $5.6 billion as of August 31, 2012 from $10.1 billion as of November 30, 2011 with U.S. government and agency securities accounting for $4.2 billion of the decrease. Corporate equity and debt securities decreased by $0.3 billion as compared to November 30, 2011. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of August 31, 2012, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

At August 31, 2012 and November 30, 2011, our Level 3 financial instruments owned for which we have economic exposure was 3% of our total financial instruments owned. Level 3 mortgage- and asset-backed securities represent 4% and 5% of total mortgage- and asset-backed securities at August 31, 2012 and November 30, 2011, respectively.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 14% from November 30, 2011 to August 31, 2012 primarily to facilitate our international fixed income business where short inventory increased. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 9% from November 30, 2011 to August 31, 2012 due to a reduction in cash usage as our domestic fixed income businesses operated at lower levels as evidenced by reduced financial instruments owned. Additionally, during the three months ended August 31, 2012, and consistent with fiscal 2011, our utilization of repurchase agreements to finance liquid inventory was predominantly executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances and which partially offset the increase in matchbook secured financing activity. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the nine months ended August 31, 2012, were 16% and 30% higher, respectively, than the August 31, 2012 balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2011, were 67% and 37% higher, respectively, than the November 30, 2011 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended August 31, 2012	Twelve Months Ended November 30, 2011
Securities Purchased Under Agreements to Resell
Period end	$3,943	$2,893
Month end average	5,000	4,780
Maximum month end	6,638	6,956
Securities Sold Under Agreements to Repurchase
Period end	$8,217	$9,621
Month end average	11,259	13,024
Maximum month end	15,035	18,231

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

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of August 31, 2012 and November 30, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

		August, 31, 2012	November 30, 2011
Total assets		$34,407,358	$34,971,422
Deduct:	Securities borrowed	(5,218,205)	(5,169,689)
	Securities purchased under agreements to resell	(3,942,915)	(2,893,043)
Add:	Financial instruments sold, not yet purchased	8,353,969	6,604,973
	Less derivative liabilities	(233,716)	(249,037)

Subtotal		8,120,253	6,355,936
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,752,782)	(3,344,960)
	Goodwill and intangible assets	(381,258)	(385,589)

Adjusted assets		$29,232,451	$29,534,077

Total stockholders’ equity		$3,706,543	$3,536,975
Deduct:	Goodwill and intangible assets	(381,258)	(385,589)

Tangible stockholders’ equity		$3,325,285	$3,151,386

Leverage ratio(1)		9.3	9.9

Adjusted leverage ratio(2)		8.8	9.4

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. As total assets were relatively consistent at August 31, 2012 as compared to November 30, 2011, the decreases in our leverage ratio and adjusted leverage ratio from November 30, 2011 to August 31, 2012 are primarily due to the reduction in our net trading inventory and the increase in stockholders’ equity.

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

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange

JEFFERIES GROUP, INC. AND SUBSIDIARIES

memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $8.6 billion as of August 31, 2012 exceeded our cash capital requirements.

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2012, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

We continue to maintain significant cash balances on hand. The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	August 31, 2012	Average balance Quarter ended August 31, 2012(1)	November 30, 2011
Cash and cash equivalents:
Cash in banks	$567,030	$449,632	$846,990
Money market investments	2,277,483	1,422,904	1,546,807

Total cash and cash equivalents	2,844,513	1,872,536	2,393,797

Other sources of liquidity:
Securities purchased under agreements to resell(2)	691,642	871,469	233,887
U.K. liquidity pool(2)	318,358	288,679	303,416
Other(3)	374,117	385,651	509,491

Total other sources	1,384,117	1,545,799	1,046,794

Total cash and cash equivalents and other liquidity sources	$4,228,630	$3,418,335	$3,440,591

(1)	Average balances are calculated based on weekly balances.

(2)	The liquidity pool, segregated by our U.K. broker-dealer, as required by FSA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area (“EEA”), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for 77% of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2012 and November 30, 2011 (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	August 31, 2012		November 30, 2011
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)
Corporate equity securities	$1,612,395	$293,273	$1,105,271	$297,408
Corporate debt securities	1,458,679	100,173	2,193,821	48,503
U.S. Government, agency and municipal securities	1,341,346	37,367	6,109,749	19,003
Other sovereign obligations	2,780,178	258,617	1,166,577	336,453
Agency mortgage- and asset-backed securities(1)	3,410,731	—	3,249,366	—
Physical commodities	159,011	—	172,668	88,307

	$10,762,340	$689,430	$13,997,452	$789,674

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three and nine months ended August 31, 2012 were approximately $16.3 billion and $17.3 billion, respectively.

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

Secured Financing

We rely principally on secured and readily available funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured funding, primarily through securities financing transactions. We do not use or rely on “wholesale funding,” a catch-all term typically used to refer to unsecured short-term funding, such as brokered deposits, foreign deposits or commercial paper. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 90% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

During fiscal 2011, and despite the increasingly uncertain economic situation in Europe and elsewhere, we continued to gain access to additional liquidity providers and increased funding availability both in terms of asset classes being financed and the term of the financing being offered. Near the end of the third quarter, given the instability and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

possible credit tightening of European banks, we began to execute more of our financing of European Sovereign inventory using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we successfully increased the term of the bi-lateral financings. The remaining 10% of our outstanding repo balances is currently contracted bi-laterally, of which a significant portion is on a term basis. The following table provides detail on the composition of our outstanding repurchase agreements at August 31, 2012 (in millions):

	Repo Profile by Instrument Type
Contract Type	Total Contract Amount	Clearing Organization Eligible	% of Total	Non-Eligible	% of Total
Treasury	$8,021	$8,021	100%	$—	0%
Sovereign	2,837	2,837	100%	—	0%
Agency Debt	1,225	1,225	100%	—	0%
Agency MBS	6,837	5,902	86%	935	14%
Non-Agency MBS/ABS	533	—	0%	533	100%
Corporate Debt	589	117	20%	472	80%
Municipal	133	—	0%	133	100%
Other	3	—	0%	3	100%

	$20,178	$18,102	90%	$2,076	10%

Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our $517.2 million of uncommitted secured and unsecured bank lines, comprised of $475.0 million of bank lines and $42.2 million of letters of credit. Of the $475.0 million uncommitted bank lines, $375.0 million is secured. As of August 31, 2012, borrowings under the uncommitted bank lines totaled $150.0 million, of which $100.0 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.

Short-term Borrowings

Bank loans represent secured and unsecured short term borrowings, and generally bear interest at a spread over the federal funds rate. Bank loans that are unsecured are typically overnight loans used to finance financial instruments owned or clearing related balances. Average daily bank loans for the nine months ended August 31, 2012 and the year ended November 30, 2011 were $54.0 million and $12.0 million, respectively. In addition to bank loans, we have a one year $100.0 million term loan from Prudential Financial, Inc. Borrowings under the Prudential facility were $100.0 million and $150.0 million was outstanding from various banks on a secured and unsecured basis at August 31, 2012. Subsequent to August 31, 2012, the term loan from Prudential was repaid and terminated.

Total Capital

We had total long-term capital of $8.6 billion and $8.2 billion resulting in a long-term debt to equity capital ratio of 1.33:1 at August 31, 2012 and November 30, 2011. Our total capital base as of August 31, 2012 and November 30, 2011 was as follows (in thousands):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	August 31, 2012	November 30, 2011
Long-Term Debt(1)	$4,450,917	$4,254,000
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	339,825	310,534
Total Stockholders’ Equity	3,706,543	3,536,975

Total Capital	$8,622,285	$8,226,509

(1)	Long-term debt for purposes of evaluating long-term capital at August 31, 2012 and November 30 2011 excludes $410.0 million and $100.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $254.9 million of our 7.75% Senior Notes as of November 30, 2011 as the notes matured in less than one year from November 30, 2011 balance sheet date.

Long-Term Debt

In connection with our announcement of the $422 million acquisition of Prudential Bache’s Global Commodities Group, in April 2011, we raised $500 million of additional common equity and $800 million in unsecured senior notes with a maturity of seven years. On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. At August 31, 2012 and November 30, 2011, we had borrowings outstanding under the Credit Facility amounting to $410.0 million and $100.0 million, respectively. These long-term capital raises and the Credit Facility exceed the needs of Jefferies Bache and provide us with additional liquidity.

Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At August 31, 2012 and November 30, 2011, the minimum tangible net worth requirement was $2,164.2 million and $2,058.8 million, respectively and the minimum liquidity requirement was $400.0 million and $411.0 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our debt were treated as debt extinguishment and debt reissuance, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the nine months ended August 31, 2012. The balance of Long-term debt has been reduced by $37.1 million as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011, which is being amortized over the remaining life of the debt using the effective yield method.

As of August 31, 2012, our long-term debt has an average maturity exceeding 8 years, excluding the Credit Facility. We have no other scheduled debt maturities until the $250.0 million 5.875% Senior Note matures in 2014.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Our long-term debt ratings are as follows as of September 25, 2012:

	Rating	Outlook
Moody’s Investors Service	Baa2	Downgrade Review
Standard and Poor’s	BBB	Negative
Fitch Ratings	BBB	Stable

On September 10, 2012, Moody’s Investor Services, Inc. (“Moody’s”), placed our credit rating under review for possible downgrade. There have been no other changes to our long-term debt ratings from the prior quarter.

We rely upon our cash holdings and external sources to finance a significant portion of our day to day operations. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on our business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by us.

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2012, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a one-notch downgrade of our long-term credit rating was $41.5 million and $183.0 million could be called in the event of a two-notch downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Mandatorily redeemable preferred interests of $339.8 million and $310.5 million at August 31, 2012 and November 30, 2011, respectively, represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH. The term of these interests are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods. We and Leucadia (a holder of mandatorily redeemable preferred interest) are currently in discussions relating to the April 2013 mandatory redemption of the members’ interest in JHYH, including whether to extend the term.

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of August 31, 2012. The table presents principal cash flows with expected maturity dates (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	Expected Maturity Date
	2012	2013	2014 and 2015	2016 and 2017	2018 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$—	$748.8	$349.2	$3,352.9	$4,450.9
Senior secured revolving credit facility	—	—	410.0	—	—	410.0
Short-term Prudential loan	100.0	—	—	—	—	100.0
Interest payment obligations on senior notes	70.2	272.7	522.5	443.3	1,067.8	2,376.5
Mandatorily redeemable convertible preferred stock	—	—	—	—	125.0	125.0
Interest payment obligations on Mandatorily redeemable convertible preferred stock	1.0	4.1	8.1	8.1	73.6	94.9
Mandatorily redeemable preferred interests of consolidated subsidiaries(1)	—	339.8	—	—	—	339.8

	171.2	616.6	1,689.4	800.6	4,619.3	7,897.1

Commitments and guarantees:
Equity commitments	0.2	0.2	5.2	—	640.5	646.1
Loan commitments	—	31.6	242.6	122.5	—	396.7
Mortgage-related commitments	1,375.9	658.5	261.0	—	—	2,295.4
Forward starting reverse repos and repos	5.4	—	—	—	—	5.4
Derivative contracts:
Derivative contracts — non credit related	92,744.0	45,493.7	60.5	—	—	138,298.2
Derivative contracts — credit related	—	—	—	53.1	25.0	78.1

	94,125.5	46,184.0	569.3	175.6	665.5	141,719.9

	$94,296.7	$46,800.6	$2,258.7	$976.2	$5,284.8	$149,617.0

(1)	These mandatorily redeemable financial instruments represent interests held in JHYH and are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

could potentially be significant to the entity. Where we are the primary beneficiary of a VIE, such as is the case with Jefferies High Yield Holdings, LLC, we consolidate the VIE. We do not generally consolidate the various VIEs related to our mortgage-backed securities securitization activities because we are not the primary beneficiary.

At August 31, 2012, we did not have any commitments to purchase assets from our securitization vehicles. At August 31, 2012, we held $378.8 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities and Note 9, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 19, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

Common stockholders’ equity increased to $3,369.0 million at August 31, 2012 from $3,224.3 million at November 30, 2011. The increase in our common stockholders’ equity during the nine months ended August 31, 2012 is principally attributed to net earnings to common shareholders, tax benefits for issuance of share-based awards and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividends paid during the nine months ended August 31, 2012 and repurchases of approximately 7.1 million shares of our common stock during the period for $104.2 million.

The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share amounts):

	August 31, 2012	November 30, 2011
Common stockholders’ equity	$3,368,977	$3,224,312
Less: Goodwill and intangible assets	(381,258)	(385,589)

Tangible common stockholders’ equity	$2,987,719	$2,838,723
Common stockholders’ equity	$3,368,977	$3,224,312
Add: Unrecognized compensation(6)	145,850	199,309

Adjusted common stockholders’ equity	$3,514,827	$3,423,621
Tangible common stockholders’ equity	$2,987,719	$2,838,723
Add: Unrecognized compensation(6)	145,850	199,309

Adjusted tangible common stockholders’ equity	$3,133,569	$3,038,032
Shares outstanding	203,070,353	197,160,006
Outstanding restricted stock units(5)	21,770,359	23,962,020
Year-end restricted stock awards(7)	—	6,339,000

Adjusted shares outstanding	224,840,712	227,461,026
Common book value per share(1)	$16.59	$16.35

Adjusted common book value per share(2)	$15.63	$15.05

Tangible common book value per share(3)	$14.71	$14.40

Adjusted tangible common book value per share(4)	$13.94	$13.36

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals adjusted common stockholders’ equity divided by adjusted shares outstanding.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals adjusted tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Outstanding restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and include both awards that contain future service requirements and awards for which the future service requirements have been met.

(6)	Unrecognized compensation relates to granted restricted stock and restricted stock units which contain future service requirements.

(7)	On November 29, 2011, we granted 6,339,000 shares of restricted stock as part of year-end compensation. These shares of restricted stock were issued in the first quarter of 2012 and increased shares outstanding.

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

At August 31, 2012, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 9,188,454 shares of our common stock at an effective conversion price of approximately $37.55 per share.

The following table sets for the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the nine months ended August 31, 2012 and twelve months ended November 30, 2011:

Declaration Date	Record Date	Payment Date	Dividend per common share
Nine months ended August 31, 2012:
June 18, 2012	July 16, 2012	August 15, 2012	$0.075
March 19, 2012	April 16, 2012	May 15, 2012	$0.075
December 19, 2011	January 17, 2012	February 15, 2012	$0.075
Twelve months ended November 30, 2011:
December 17, 2010	January 17, 2011	February 15, 2011	$0.075
March 21, 2011	April 15, 2011	May 16, 2011	$0.075
June 20, 2011	July 15, 2011	August 15, 2011	$0.075
September 20, 2011	October 17, 2011	November 15, 2011	$0.075

Additionally, on September 19, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on November 15, 2012 to stockholders of record as of October 15, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Net Capital

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Additionally, Jefferies and Jefferies Bache, LLC are registered as Futures Commission Merchants and subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of August 31, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$802,207	$756,211
Jefferies Execution	11,853	11,603
Jefferies High Yield Trading	538,838	538,588

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$229,431	$59,790

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Entities that register under these provisions will be subject to regulatory capital requirements, which have not yet been finalized by the CFTC and SEC. Nevertheless, the firm expects that this will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time.

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

Governance and Risk Management Structure

Our Board of Directors     Our Board of Directors and the Audit Committee of the Board play an important role in reviewing our risk management process and risk tolerance. Our Board of Directors and Audit Committee are provided with data relating to risk at each of its regularly scheduled meetings. Our Chief Risk Officer and Global Treasurer meet with the Board of Directors on not less than a quarterly basis to present our risk profile and liquidity profile and to respond to questions.

Risk Committees    We make extensive use of internal committees to govern risk taking and ensure that business activities are properly identified, assessed, monitored and managed. Our Risk Management Committee meets weekly to discuss our risk, capital, and liquidity profile in detail. In addition, business or market trends and their potential impact on the risk profile are discussed. Membership is comprised of our Chief Executive Officer and Chairman, Chairman of the Executive Committee, Chief Financial Officer, Chief Risk Officer and Global Treasurer. The Committee approves limits for us as a whole, and across risk categories and business lines. It also reviews all limit breaches. Limits are reviewed on at least an annual basis. Other risk related committees include Market Risk Management, Credit Risk Management, New Business, Underwriting Acceptance, Margin Oversight, Executive Management and Operating Committees. These Committees govern risk taking and ensure that business activities are properly managed for their area of oversight.

Risk Related Policies    We make use of various policies in the risk management process:

•	Market Risk Policy- This policy sets out roles, responsibilities, processes and escalation procedures regarding market risk management.

•

Independent Price Verification Policy- This policy sets out roles, responsibilities, processes and escalation procedures regarding independent price verification for securities and other financial instruments.

•	Operational Risk Policy- This policy sets out roles, responsibilities, processes and escalation procedures regarding operational risk management.

•

Credit Risk Policy- This policy provides standards and controls for credit risk-taking throughout our global business activities. This policy also governs credit limit methodology and counterparty review.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

Daily VaR(1)

Value-at-Risk In Trading Portfolios

	VaR as of		Daily VaR for the Three Months Ended
Risk Categories	August 31, 2012	May 31, 2012	August 31, 2012			May 31, 2012
			Average	High	Low	Average	High	Low
Interest Rates	$9.84	$6.42	$7.31	$13.40	$4.97	$7.29	$11.07	$5.08
Equity Prices	8.32	1.96	4.32	10.10	1.34	3.14	6.21	1.15
Currency Rates	0.55	0.38	0.68	1.94	0.18	0.69	1.49	0.21
Commodity Prices	1.92	1.02	1.31	2.21	0.79	1.15	2.55	0.65
Diversification Effect(2)	(4.05)	(1.86)	(3.09)	N/A	N/A	(3.44)	N/A	N/A

Firmwide	$16.58	$7.92	$10.53	$16.58	$6.14	$8.83	$17.96	$5.38

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firm wide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Our average daily VaR increased to $10.53 million for the three months ended August 31, 2012 from $8.83 million for the three months ended May 31, 2012. The increase is primarily due to increased equity price risk as a result of our investment in Knight Capital. Excluding our investment in Knight Capital, average VaR for the three months ended August 31, 2012 was $8.35 million.

The chart below reflects our daily VaR over the last four quarters:

For the three months ended August 31, 2012, the increase in our daily VaR during the last three weeks of the period resulted from increases in the equity price category attributable to our investment in Knight Capital. Increased daily VaR during the early part of March 2012 resulted from higher equity and interest rate exposure. During the three months ended February 29, 2012, the significant increase in our daily VaR for a period of time resulted from higher equity exposure, primarily driven by an equity block trade. At February 29, 2012, we sold equity futures contracts that resulted in a decline in equity VaR at quarter end.

The comparison of actual daily net revenue fluctuations with the daily VaR estimate is the primary method used to test the efficacy of the VaR model. This is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. At a 95% confidence one day VaR model, net trading losses would not be expected to exceed VaR estimates more than twelve times (1 out of 20 days) on an annual basis. Trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. (Prior to the second quarter of 2012, trading related revenue had excluded revenue from securitization activities for purposes of this analysis.) Results of the process at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR during the three months ended August 31, 2012.

Daily Net Trading Revenue

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2012 (in millions).

JEFFERIES GROUP, INC. AND SUBSIDIARIES

There was one day with trading losses out of a total of 65 trading days in the three months ended August 31, 2012.

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

Stress testing is performed and reported regularly as part of the risk management process. In addition, we also perform ad hoc stress tests and add new scenarios as market conditions dictate. Stress testing is used to assess our aggregate risk position as well as for limit setting and risk/reward analysis.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

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

•

Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at August 31, 2012.

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

Current counterparty credit exposures at August 31, 2012 and November 30, 2011 are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at August 31, 2012, excluding cash and cash equivalents, 64% are investment grade counterparties, compared to 69% at November 30, 2011, and are mainly concentrated in North America. Of the credit exposure in Europe, approximately 82% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. When comparing our credit exposure at August 31, 2012 with credit exposure at November 30, 2011, excluding cash and cash equivalents, current exposure has increased 20% to approximately $1.1 billion from $926 million. The increase is primarily due to an increase in loan and repo balances.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011
AAA Range	—	—	3.5	0.4	1.2	—	4.7	0.4	1,996.2	1,546.3	2,000.9	1,546.6
AA Range	—	—	165.5	80.9	31.0	116.7	196.5	197.6	268.1	211.8	464.6	409.4
A Range	—	—	224.7	227.6	121.1	149.5	345.8	377.1	567.1	634.6	912.9	1,011.7
BBB Range	—	—	95.0	41.5	63.4	20.3	158.4	61.8	13.1	1.7	171.5	63.5
BB or Lower	187.1	147.0	140.1	81.4	29.0	19.6	356.2	248.0	—	—	356.2	248.0
Unrated	45.0	35.0	—	—	3.9	6.0	48.9	41.0	—	—	48.9	41.0

Total	232.1	182.0	628.8	431.8	249.6	312.1	1,110.5	925.9	2,844.5	2,394.3	3,955.0	3,320.2

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011
Asia/Latin America/Other	—	—	81.9	75.7	23.2	30.2	105.1	105.9	12.3	14.1	117.4	120.0
Europe	—	—	216.4	194.3	77.6	117.2	294.0	311.5	502.8	509.2	796.8	820.7
North America	232.1	182.0	330.5	161.9	148.8	164.6	711.4	508.5	2,329.4	1,871.0	3,040.8	2,379.5

Total	232.1	182.0	628.8	431.8	249.6	312.1	1,110.5	925.9	2,844.5	2,394.3	3,955.0	3,320.2

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011
Asset Managers	—	—	46.7	64.2	1.2	3.3	47.9	67.5	1,996.2	1,546.3	2,044.1	1,613.8
Banks, Broker-dealers	—	—	407.5	255.7	144.1	214.1	551.6	469.7	848.3	848.0	1,399.9	1,317.8
Commodities	—	—	43.0	41.5	40.6	34.2	83.6	75.8	—	—	83.6	75.8
Other	232.1	182.0	131.6	70.4	63.7	60.4	427.4	312.8	—	—	427.4	312.8

Total	232.1	182.0	628.8	431.8	249.6	312.1	1,110.5	925.9	2,844.5	2,394.3	3,955.0	3,320.2

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 6, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor’s ultimate group parent. The following tables reflect our top exposure at August 31, 2012 and November 30, 2011 to the sovereign governments, corporations and financial institutions in those non— U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	As of August 31, 2012
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$405.8	$(333.6)	$318.6	$69.4	$4.1	$63.6	$464.3	$527.9
Canada	127.0	(73.1)	(13.8)	84.8	7.3	—	132.2	132.2
Great Britain	1,166.3	(1,034.2)	(328.4)	18.7	15.2	286.1	(162.4)	123.7
Netherlands	325.2	(219.4)	(10.0)	7.2	3.0	—	106.0	106.0
Switzerland	58.2	(35.3)	2.4	37.3	17.1	1.8	79.7	81.5
Australia	88.1	(16.1)	(27.7)	0.3	10.7	—	55.3	55.3
Japan	5.3	(11.4)	—	39.5	9.4	7.6	42.8	50.4
Mexico	76.8	(34.2)	—	0.5	2.3	—	45.4	45.4
China	16.1	(3.7)	5.7	17.3	—	—	35.4	35.4
Sweden	22.9	(25.7)	(0.6)	2.9	8.7	16.2	8.2	24.4

Total	$2,291.7	$(1,786.7)	$(53.8)	$277.9	$77.8	$375.3	$806.9	$1,182.2

	As of November 30, 2011
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$475.8	$(306.2)	$(36.7)	$32.7	$40.3	$232.2	$205.9	$438.1
Germany	288.9	(160.9)	(27.6)	48.1	9.1	57.9	157.6	215.5
Netherlands	294.5	(119.5)	(34.3)	52.9	4.9	0.1	198.5	198.6
France	154.5	(109.0)	13.9	31.6	23.7	46.5	114.7	161.2
Spain	240.2	(137.0)	(18.7)	2.9	—	33.6	87.4	121.0
Canada	66.5	(40.6)	10.0	30.6	1.4	50.0	67.9	117.9
Belgium	52.8	(36.6)	(3.3)	1.0	—	54.2	13.9	68.1
Switzerland	52.4	(62.4)	(7.7)	17.7	31.0	33.4	31.0	64.4
Japan	16.0	(7.0)	0.2	16.0	7.4	8.7	32.6	41.3
Sweden	34.0	(22.9)	(27.1)	2.8	4.0	50.0	(9.2)	40.8

Total	$1,675.6	$(1,002.1)	$(131.3)	$236.3	$121.8	$566.6	$900.3	$1,466.9

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our net exposure to sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was net long $53.5 million at August 31, 2012, which is approximately 1.4% of stockholders’ equity.

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at August 31, 2012 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	As of August 31, 2012
(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned — Debt securities
Greece	$0.3	(4)	$1.4	$—	(4)	$2.5	$4.2
Ireland	39.2	(4)	2.5	18.5	(4)	—	60.2
Italy	503.5	(4)	3.0	10.3	(4)	12.5	529.3
Portugal	3.7	(4)	0.6	1.7	(4)	—	6.0
Spain	121.5	(4)	7.6	42.8	(4)	42.5	214.4

Total fair value of long debt securities(1)	668.2	(4)	15.1	73.3	(4)	57.5	814.1

Financial instruments sold — Debt securities
Greece	0.5		—	0.1		—	0.6
Ireland	20.5		8.8	7.7		—	37.0
Italy	400.9		20.5	7.5		—	428.9
Portugal	3.5		0.7	6.4		—	10.6
Spain	189.3		9.5	49.3		—	248.1

Total fair value of short debt securities(2)	614.7		39.5	71.0		—	725.2

Total net fair value of debt securities	53.5		(24.4)	2.3		57.5	88.9

Derivative contracts — long notional exposure
Greece	—		—	—		—	—
Ireland	—		12.3	—		—	12.3
Italy	51.1	(5)	0.1	—		—	51.2
Portugal	—		—	—		—	—
Spain	—		8.7	3.1		—	11.8

Total notional amount — long(7)	51.1		21.1	3.1		—	75.3

Derivative contracts — short notional exposure
Greece	—		—	—		—	—
Ireland	8.0	(6)	3.1	—		—	11.1
Italy	97.3	(5)	0.7	50.3		—	148.3
Portugal	—		—	—		—	—
Spain	—		—	25.2		—	25.2

Total notional amount — short(7)	105.3		3.8	75.5		—	184.6

Total net derivative notional exposure(3)	(54.2)		17.3	(72.4)		—	(109.3)

Total net exposure to select European countries	$(0.7)		$(7.1)	$(70.1)		$57.5	$(20.4)

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned — corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased — corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.

(4)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.

(6)	This position represents purchased protection executed with an investment grade multi-national bank.

(7)	See further information regarding derivatives on the tables following.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	As of August 31, 2012
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Financial instruments owned:
Long sovereign debt securities(1)	$0.3	$39.2	$503.5	$3.7	$121.5	$668.2
Long non-sovereign debt securities(1)	3.9	21.0	25.8	2.3	92.9	145.9

Total long debt securities	4.2	60.2	529.3	6.0	214.4	814.1

Financial instruments sold, not yet purchased:
Short sovereign debt securities	0.5	20.5	400.9	3.5	189.3	614.7
Short non-sovereign debt securities	0.1	16.5	28.0	7.1	58.8	110.5

Total short debt securities	0.6	37.0	428.9	10.6	248.1	725.2

Net fair value - debt securities	3.6	23.2	100.4	(4.6)	(33.7)	88.9
Net derivatives notional amount	—	1.2	(97.1)	—	(13.4)	(109.3)

Total net exposure to select European countries	$3.6	$24.4	$3.3	$(4.6)	$(47.1)	$(20.4)

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

For the quarter ended August 31, 2012, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance
Financial instruments owned — Debt securities
Greece	$—	$0.5	$0.5
Ireland	48.1	1.9	50.0
Italy	903.7	610.8	1,514.5
Portugal	0.9	2.5	3.4
Spain	3.6	134.0	137.6

Total average fair value of long debt securities(1)	956.3	749.7	1,706.0

Financial instruments sold — Debt securities
Greece	—	0.3	0.3
Ireland	17.6	4.8	22.4
Italy	852.6	459.3	1,311.9
Portugal	0.3	3.6	3.9
Spain	12.5	200.8	213.3

Total average fair value of short debt securities	883.0	668.8	1,551.8

Total average net fair value of debt securities	73.3	80.9	154.2

Derivative contracts — long notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	33.4 (2)	33.4 (2)
Portugal	—	—	—
Spain	—	—	—

Total average notional amount — long	—	33.4	33.4

Derivative contracts — short notional exposure
Greece	—	—	—
Ireland	—	10.5	10.5
Italy	—	232.0	232.0
Portugal	—	—	—
Spain	—	—	—

Total average notional amount — short	—	242.5	242.5

Total average net derivative notional exposure(3)	—	(209.1)	(209.1)

Total average net exposure to select European countries	$73.3	$(128.2)	$(54.9)

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(2)	These positions are comprised of bond futures executed on exchanges outside Italy.

(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain as of August 31, 2012. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, we have immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

	As of August 31, 2012
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts — long notional exposure
Credit default swaps	$—	$—	$—	$—	$3.1	$3.1
Bond future contracts	—	—	51.1	—	—	51.1
Listed equity options	—	12.3	0.1	—	8.7	21.1

Total notional amount — long	—	12.3	51.2	—	11.8	75.3

Derivative contracts — short notional exposure
Credit default swaps	—	8.0	50.3	—	25.1	83.4
Bond future contracts	—	—	97.3	—	—	97.3
Listed equity options	—	3.1	0.7	—	0.1	3.9

Total notional amount — short	—	11.1	148.3	—	25.2	184.6

Net derivatives notional amount	$—	$1.2	$(97.1)	$—	$(13.4)	$(109.3)

The following table provides the fair value of the above derivative contracts at August 31, 2012 (in millions):

	As of August 31, 2012
	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts — long fair value
Credit default swaps	$—	$—	$—	$—	$(0.6)	$(0.6)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	(0.3)	0.1	—	1.3	1.1

Total fair value — long	—	(0.3)	0.1	—	0.7	0.5

Derivative contracts — short fair value
Credit default swaps	—	(0.8)	(6.2)	—	(2.2)	(9.2)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	(0.2)	—	—	0.1	(0.1)

Total fair value — short	—	(1.0)	(6.2)	—	(2.1)	(9.3)

Net derivatives fair value	$—	$0.7	$6.3	$—	$2.8	$9.8

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At August 31, 2012, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

JEFFERIES GROUP, INC. AND SUBSIDIARIES

	As of August 31, 2012
	Reverse Repurchase Agreements (1)	Repurchase Agreements(1)	Net
Greece	$0.2	$—	$0.2
Ireland	10.1	57.5	(47.4)
Italy	1,091.9	1,297.5	(205.6)
Portugal	6.1	0.9	5.2
Spain	301.6	213.7	87.9

Total	$1,409.9	$1,569.6	$(159.7)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information on our purchases of our own common stock during the three months ended August 31, 2012:

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 — June 30, 2012	648,679	12.64	518,309	12,081,691
July 1 — July 31, 2012	950,877	12.56	581,691	11,500,000
August 1 — August 31, 2012	102,444	13.84	—	11,500,000

Total	1,702,000		1,100,000

(1)	We repurchased an aggregate of 602,000 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock and the distribution of restricted stock units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On September 20, 2011, we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 20,000,000 shares of our Common Stock, inclusive of prior authorizations.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of August 31, 2012 and November 30, 2011; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended August 31, 2012 and the year ended November 30, 2011; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP, INC. (Registrant)

Date: October 9, 2012	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer (duly authorized officer)