Form 10-K
period 2012-11-30
JEFFERIES GROUP INC /DE/
filed 2013-01-29
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number: 1-14947

JEFFERIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code )

Registrant’s telephone number, including area code:

(212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.0001 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,864,244,506 as of May 31, 2012.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date. 203,799,188 shares as of the close of business on January 9, 2013.

JEFFERIES GROUP, INC.

2012 FORM 10-K ANNUAL REPORT

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.	Business.

Introduction

Jefferies Group, Inc. and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Our principal operating subsidiary, Jefferies & Company, Inc. (“Jefferies”), was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. On November 12, 2012, we agreed to merge with Leucadia National Corporation (“Leucadia”), a diversified holding company. The transaction is expected to close during the first quarter of 2013 and is subject to customary closing conditions, including approval to effect the merger by both Leucadia’s shareholders and our shareholders. Upon the merger, we will continue to operate in our current form and our Chairman and Chief Executive Officer and Chairman of the Executive Committee will remain in their current roles with respect to Jefferies Group, Inc. while assuming the roles of Chief Executive Officer and President, respectively, at Leucadia.

Since 2000, we have grown considerably and become increasingly diversified, increasing our market share and the breadth of our business. Our growth has been achieved through the ongoing addition of talented personnel in targeted areas, as well as the acquisition of complementary businesses. As of November 30, 2012, we had 3,804 employees in the U.S., Europe, the Middle East and Asia. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters offices in London and Hong Kong. Our primary telephone number is (212) 284-2550 and our Internet address is jefferies.com.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Business Segments

We currently operate in two business segments, Capital Markets and Asset Management. Our Capital Markets reportable segment, which represents principally our entire business, consists of our securities and commodities trading activities (including the results of our indirectly partially owned subsidiary, Jefferies High Yield Trading, LLC), and our investment banking activities. The Capital Markets reportable segment provides the sales, trading and/or origination and execution effort for various equity, fixed income, commodities, foreign exchange and advisory products and services. The Asset Management segment includes asset management activities and related services.

Financial information regarding our reportable business segments as of November 30, 2012, November 30, 2011 and November 30, 2010 is set forth in Note 23, Segment Reporting, in our consolidated financial statements and is incorporated herein by reference.

Our Businesses

Capital Markets

Our Capital Markets segment includes our Equities, Fixed Income and Investment Banking businesses. We primarily serve institutional investors, corporations and government entities.

Equities

Equities Research, Sales & Trading

We operate a full-service, client-focused equities research, sales and trading business across global securities markets. We earn commissions or spread revenue by executing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded equity options, convertible products and closed-end funds. Our primary competitors are U.S. and non-U.S. bank holding companies. We act as agent or principal (including as a market-maker) when executing client transactions via traditional “high-touch” and electronic “low-touch” channels. In order to facilitate client transactions, we may act as principal to provide liquidity which requires the commitment of our capital and maintenance of dealer inventory.

Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe, the Middle East, and Africa (EMEA); and Asia Pacific. Our main product lines within the regions are cash equities, electronic trading, derivatives and convertibles. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our research covers over 1,560 individual companies around the world.

Equity Finance

Our Equity Finance business provides financing, securities lending and other prime brokerage services.

We offer prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, reporting and administrative services. We finance our

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

clients’ securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread.

Customer assets (securities and funds) held by us are segregated in accordance with regulatorily mandated customer protection rules. We do not comingle customer and firm principal assets or rely on customer free credit balances to finance firm principal positions. We offer selected prime brokerage clients with the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, we provide our clients directly all customary prime brokerage services other than custody.

Wealth Management

We provide tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions. Our advisors provide access to all of our institutional execution capabilities and deliver other financial services. Our open architecture platform affords clients with access to products and services from both our firm and from a variety of other major financial services institutions.

Fixed Income

Our Fixed Income business consists of fixed income sales and trading, as well as commodities, listed futures, foreign exchange and over-the-counter derivative trading activities.

Fixed Income Sales and Trading

Our fixed income effort encompasses the sales and trading of investment grade and high yield corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, high yield and distressed securities and emerging markets debt. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York, and Jefferies International Limited, our U.K. regulated broker-dealer, is designated in similar capacities for numerous government bond issuers in Europe, and trades a broad spectrum of other European government bonds. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and provide funding for various inventory positions.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Futures, Foreign Exchange and Commodities

Our global commodities business, Jefferies Bache, provides 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex and provides 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead. Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.

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

Over 800 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Sector coverage groups include Aerospace and Defense, Business Services, CleanTech, Consumer and Retail, Energy, Financial Institutions, Financial Sponsors, Gaming, General Industrials, Healthcare, Maritime, Media, Mining and Metals, Public Finance, Real Estate, Technology and Telecommunications.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Asset Management

We provide investment management services to private investment funds, separate accounts (such as for pension funds, insurance companies and other institutional investors) and mutual funds. Our primary asset management programs are commodity asset management strategies, strategic investment programs and convertible bond strategies.

Our commodity asset management strategies are provided through CoreCommodity Management, LLC (formerly known as Jefferies Asset Management, LLC), which is registered as an investment advisor with the SEC and as a commodity trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

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

Competition

All aspects of our business are intensely competitive. We compete primarily with bank holding companies, but also with firms listed in the AMEX Securities Broker/Dealer Index, other brokers and dealers, and boutique investment banking firms. Large bank holding companies have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings and our tenacity and commitment to serve our clients.

Regulation

Regulation In the United States.    The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of commodity futures laws. In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”), are actively involved in the regulation of broker-dealers. The SEC and self-regulatory organizations conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Registered advisors are subject to regulations including marketing, transactions with affiliates, disclosure to clients, and recordkeeping; and advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the National Futures

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Association (“NFA”). Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers. Futures commission merchants (“FCMs”) that engage in commodities and futures transactions, are subject to regulation by the CFTC and the NFA. The SEC, self-regulatory organizations, state securities commissions, state attorneys general, the CFTC and the NFA may conduct administrative proceedings or initiate civil litigation that can result in censure, fine, suspension, expulsion of a firm, its officers or employees, or revocation of a firm’s licenses.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. Implementation of the Dodd-Frank Act is to be accomplished through extensive rulemaking by the SEC and other governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes. For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect our business.”

Net Capital Requirements.    U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”), which specifies minimum net capital requirements. Jefferies Group is not a registered broker-dealer and is therefore not subject to the Net Capital Rule; however, its United States broker-dealer subsidiaries are registered and are subject to the Net Capital Rule, which provides that a broker-dealer shall not permit its aggregate indebtedness to exceed 15 times its net capital (the “basic method”) or, alternatively, that it not permit its net capital to be less than the greater of 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) or $250,000 ($1.5 million for prime brokers) computed in accordance with such Net Capital Rule (the “alternative method”). Jefferies, Jefferies Execution Services, Inc. (“Jefferies Execution”) and Jefferies High Yield Trading, LLC (“JHYT”) use the alternative method of calculation. (See Net Capital within Item 7. Management’s Discussion and Analysis and Note 22, Net Capital Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.)

Compliance with the Net Capital Rule could limit operations of our broker-dealers, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies, Jefferies Execution, or JHYT to us. U.S. registered FCMs are subject to the CFTC’s “minimum financial requirements for futures commission merchants and introducing brokers.” Jefferies Group is not a registered FCM nor a registered Introducing Broker, and is therefore not subject to the minimum financial requirements; however, Jefferies Bache, LLC, a United States FCM subsidiary, is registered and subject to the minimum financial requirements. Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000,000 or (B) the FCM’s risk-based capital requirements totaling (1) eight percent of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) eight percent of the total risk margin requirement for positions carried by the FCM in noncustomer accounts. An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s. Further, Jefferies is a registered Introducing Broker. Under the minimum financial requirements, an Introducing Broker must maintain adjusted net capital equal to or in excess of the greater of (A) $45,000 or (B) since Jefferies is also a registered broker-dealer, the amount of net capital required by the SEC’s Net Capital Rule. An Introducing Broker’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s.

Regulation Outside the United States.    We are an active participant in the international fixed income and equity markets, engage in commodity futures brokerage and provide investment banking services throughout the world, but primarily in Europe and Asia. As is true in the U.S., our subsidiaries are subject to comprehensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Services Authority,

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

the Hong Kong Securities and Futures Commission and the Monetary Authority of Singapore. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform packages in response to the credit and liquidity crisis of 2007 and 2008. For additional information see Item 1A. Risk Factors — “Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.”

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

Recent market and economic conditions have led to legislation and regulation affecting the financial services industry. These legislative and regulatory initiatives will affect not only us, but also our competitors and certain of our clients. These changes could eventually have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business. Accordingly, we cannot provide assurance that new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

The Dodd-Frank Act was signed into law on July 21, 2010. Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps (both of which are defined terms). We are required to register two of our subsidiaries as swap dealers with the CFTC by January 30, 2013 and may register one or more subsidiaries as security-based swap dealers with the SEC. The new laws and regulations will subject certain swaps and security-based swaps to clearing and exchange trading requirements, and will subject swap dealers and security-based swap dealers to significant new burdens, including (i) capital and margin requirements, (ii) reporting, recordkeeping and internal business conduct requirements, (iii) external business conduct requirements in dealings with swap counterparties (which are particularly onerous when the counterparty is a special entity such as a federal, state, or municipal entity, an ERISA plan, a government employee benefit plan or an endowment), and (iv) large trader position reporting and certain position limit requirements. The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased capital and margin requirements on our registered entities and require additional operational and compliance costs and resources that will likely affect our business.

Section 619 of the Dodd-Frank Act (Volcker Rule) and section 716 of the Dodd-Frank Act (swaps push-out rule) limit proprietary trading of certain securities and swaps by banking entities such as banks, bank holding companies and similar institutions. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are affiliated with bank holding companies and will be subject to these restrictions. These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

and thereby affect pricing in these markets. Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volcker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives in other jurisdictions. We will not know the exact impact that these changes in the markets will have on our business until after the final rules are implemented.

The Dodd-Frank Act, in addressing systemic risks to the financial system, charges the Federal Reserve with drafting enhanced regulatory requirements for systemically important bank holding companies and certain other nonbank financial companies designated as systemically important by the Financial Stability Oversight Council. The enhanced requirements proposed by the Federal Reserve include capital requirements, liquidity requirements, limits on credit exposure concentrations and risk management requirements. We do not believe that we will be deemed to be a systemically important nonbank financial company under the new legislation and therefore will not be directly impacted. However, there will be an indirect impact to us as the new regulations will most likely effect our competitors, counterparties and certain of our clients.

Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The financial services industry is subject to extensive laws, rules and regulations in every country in which we operate. Firms that engage in securities and derivatives trading, commodity futures brokerage, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by the governing country, state, regulatory bodies and self-regulatory bodies with governing authority over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.

Each of our regulators supervises our business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar reviews. At this time, all such investigations, and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, and regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our business, results of operations and financial condition.

In the UK, our primary regulator, the UK Financial Services Authority (“FSA”), has adopted a “twin peaks” model with a clear internal separation of conduct of business and prudential regulation. This move mirrors the UK government’s intention to transfer prudential supervision of the more systemically important institutions from the FSA to the Prudential Regulation Authority (“PRA”), a subsidiary of The Bank of England, and for the FSA (to be renamed the Financial Conduct Authority (“FCA”)) to focus on consumer protection and market regulation as well as prudential supervision of all other regulated financial institutions. It is currently expected that this transfer will take place in April 2013. The Financial Services Bill, which will formally establish the PRA and FCA, is currently making its way through Parliament. Our regulated UK subsidiaries, Jefferies International Limited, Jefferies Investment Management Limited and Jefferies Bache Limited, are maintaining a close dialogue with the FSA as it implements these changes.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

We continue to monitor the impact that the Basel Accords will have on us. The latest update issued by the Basel Committee on Banking Supervision in December 2010, known as Basel III, has recommended strengthening capital and liquidity rules. In response, the European Commission is in the process of implementing amendments to its Capital Requirements Directive known as CRD IV. Changes under CRD IV are expected to start to come into effect in late 2013 or early 2014 and we continue to monitor the potential impact on our UK subsidiaries.

The European Market Infrastructure Regulation (“EMIR”) came into force in August 2012 and will be effective in the UK in early 2013. In common with the Dodd-Frank Act in the US, these rules are intended, amongt other things, to reduce counterparty risk by requiring that all standardized over-the-counter derivatives are cleared through a central counterparty. We are reviewing EMIR and the related technical standards published by the European Securities and Markets Authority to assess the impact on us.

We are also reviewing the draft texts of the amendments to the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation to assess the impact both pieces of legislation are likely to have on our business when they come into force in 2013 or 2014. Amongt other things, the legislation will require certain over-the-counter derivatives to be traded on exchanges and other electronic trading platforms.

We could be adversely affected if our merger with Leucadia National Corporation is not consummated.

On November 11, 2012, we and certain merger-related subsidiaries agreed to a series of merger transactions whereby we would become a wholly owned subsidiary of Leucadia. These transactions, which are expected to close during the first quarter of 2013, are subject to customary closing conditions, including approval by both Leucadia’s and our shareholders. As part of the transactions, we will be converted from a corporation to a limited liability company organized under the laws of the State of Delaware. Leucadia will not assume or guarantee any of Jefferies’ outstanding debt securities, but Jefferies’ 3.875% Convertible Senior Debentures due 2029 will become convertible into common shares of Leucadia following the merger transactions. If not redeemed, Jefferies’ 3.25% Series A Convertible Cumulative Preferred Stock will be exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies will retain a credit rating separate from Leucadia’s.

In addition to approval by both Leucadia and our shareholders, the closing of the transactions is subject to a number of other conditions that make the completion and timing of the completion of the transactions uncertain. If the transactions are not completed on a timely basis, or at all, our businesses may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	We will be required to pay our costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed.

•	We may be required to pay a termination fee plus out-of-pocket fees and expenses incurred by Leucadia.

•	Time and resources committed by our management and employees to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities.

•	The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed.

•

If the merger agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms that Leucadia has agreed to in connection with the transactions.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Our merger with Leucadia National Corporation could be affected by certain litigation.

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies Group, Inc. would become a wholly owned subsidiary of Leucadia. The class actions, filed on behalf of our shareholders, name as defendants Jefferies Group, Inc., the members of our board of directors, Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies Group, Inc., for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties and seek, among other things, an injunction barring the proposed transactions. We are unable to predict the outcome of this litigation, including whether it will affect the closing of the merger with Leucadia National Corporation.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

In addition, during 2011 and 2012, the possibility that certain European Union (“EU”) member states could have defaulted on their debt obligations negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the European Union’s financial support programs and the possibility that EU member states may experience similar financial troubles could disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our business, financial condition and liquidity.

A credit-rating agency downgrade could significantly impact our business.

Maintaining an investment grade credit rating is important to our business and financial condition. On October 16, 2012 Moody’s announced that it downgraded our credit rating from Baa2 to Baa3. We intend to access the capital markets and issue debt securities from time to time; and a decrease in our credit rating would not only increase our borrowing costs, but could also decrease demand for our debt securities and make a successful financing more difficult. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact our stock and bond prices. There can be no assurance that our credit ratings will not be further downgraded by Moody’s or downgraded by other rating agencies.

Our principal trading and investments expose us to risk of loss.

A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities and futures and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of price fluctuations, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Increased competition may adversely affect our revenues, profitability and staffing.

All aspects of our business are intensely competitive. We compete directly with a number of bank holding companies and commercial banks, other brokers and dealers, investment banking firms and other financial institutions. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or employees. Competition can also raise our costs of hiring and retaining the employees we need to effectively operate our business.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that our risk controls will be successful.

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

Our global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement. We maintain additional offices throughout the world including, in the United States, Charlotte, Chicago, Houston, Los Angeles, San Francisco, Stamford, and Jersey City, and internationally, London, Zurich, Hong Kong, Frankfurt, Singapore, Tokyo and Mumbai. In addition, we maintain backup facilities with redundant technologies in Jersey City, New Jersey and Stamford, Connecticut. We lease all of our office space, which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see Note 2, Summary of Significant Accounting Policies and Note 21, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

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

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies Group, Inc. would become a wholly owned subsidiary of Leucadia. The class actions, filed on behalf of our shareholders, name as defendants Jefferies Group, Inc., the members of our board

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

of directors, Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties and seek, among other things, an injunction barring the proposed transactions. We are unable to predict the outcome of this litigation, including whether it will affect the closing of the merger with Leucadia.

Item 4.	Mine Safety Disclosures.

Not applicable

JEFFERIES GROUP, INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol JEF. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low
YEAR ENDED NOVEMBER 30, 2012
Fourth Quarter	$17.32	$13.50
Third Quarter	14.95	11.59
Second Quarter	19.82	12.75
First Quarter	17.12	11.04
YEAR ENDED NOVEMBER 30, 2011
Fourth Quarter	$16.40	$9.50
Third Quarter	22.11	14.33
Second Quarter	25.81	21.42
First Quarter	27.12	23.43

There were approximately 1,560 holders of record of our Common Stock at January 15, 2013. Our transfer agent is American Stock Transfer & Trust Company, LLC and their address is 59 Maiden Lane, Plaza Level, New York, NY 10038.

The only restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, the governing provisions of the Delaware General Corporation Law and financial covenants under our $950.0 million senior secured revolving credit facility.

Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012	$0.075	$0.075	$0.075	$0.075
2011	$0.075	$0.075	$0.075	$0.075

On December 6, 2012, the Board of Directors declared a quarterly dividend of $0.075 per share of common stock, payable on December 31, 2012 to stockholders of record as of December 21, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 — September 30, 2012	103,151	15.81	—	11,500,000
October 1 — October 31, 2012	204,465	14.51	—	11,500,000
November 1 — November 30, 2012	294,949	16.15	—	11,500,000

Total	602,565		—

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(1)	We repurchased an aggregate of 602,565 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to pay the exercise price of certain options exercised and to use shares to satisfy certain tax liabilities arising from the exercise of options or the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On September 20, 2011, we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 20,000,000 shares of our Common Stock, inclusive of prior authorizations.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Shareholder Return Performance Presentation

The following graph compares the yearly change in the cumulative total shareholder return on our common stock, after consideration of all relevant stock splits during the period, against the cumulative total return of the Standard & Poor 500 and Standard & Poor 500 Financials Indices for the last five years. The performance graph assumes a $100 investment in our Common Stock and each index based on the closing prices on November 30, 2007, and that all dividends have been reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	2007	2008	2009	2010	2011	2012

Jefferies Group, Inc.	100	49	93	97	47	71

S&P 500	100	62	78	85	92	107

S&P 500 Financials	100	42	50	50	45	57

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Item 6.	Selected Financial Data.

The selected data presented below as of and for the years ended November 30, 2012 and 2011, eleven months ended November 30, 2010 and each of the years in the two year period ended December 31, 2009 and 2008 are derived from the Consolidated Financial Statements of Jefferies Group, Inc. and its subsidiaries. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended November 30,		Eleven Months Ended November 30,	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Share Amounts)
Earnings Statement Data
Revenues:
Commissions	$485,569	$534,726	$466,246	$512,293	$611,823
Principal transactions	1,035,974	428,035	509,070	838,396	(80,479)
Investment banking	1,125,883	1,122,528	890,334	474,315	425,887
Asset management fees and investment income (loss) from managed funds	26,966	44,125	16,785	35,887	(52,929)
Interest	1,031,839	1,248,132	852,494	732,250	741,559
Other	164,974	152,092	62,417	38,918	28,573

Total revenues	3,871,205	3,529,638	2,797,346	2,632,059	1,674,434
Interest expense	872,421	980,825	605,096	468,798	660,448

Net revenues	2,998,784	2,548,813	2,192,250	2,163,261	1,013,986
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	42,883	3,622	14,916	37,248	(69,077)

Net revenues, less mandatorily redeemable preferred interests	2,955,901	2,545,191	2,177,334	2,126,013	1,083,063

Non-interest expenses:
Compensation and benefits	1,770,798	1,482,604	1,282,644	1,195,971	1,522,157
Non-compensation expenses:
Floor brokerage and clearing fees	120,145	126,313	110,835	80,969	64,834
Technology and communications	244,511	215,940	160,987	141,233	127,357
Occupancy and equipment rental	97,397	84,951	68,085	72,824	76,255
Business development	95,330	93,645	62,015	37,614	49,376
Professional services	73,427	66,305	49,080	41,125	46,948
Other	62,498	56,099	47,017	48,530	84,296

Total non-compensation expenses	693,308	643,253	498,019	422,295	449,066

Total non-interest expenses	2,464,106	2,125,857	1,780,663	1,618,266	1,971,223

Earnings (loss) before income taxes	491,795	419,334	396,671	507,747	(888,160)
Income tax expense (benefit)	168,646	132,966	156,404	195,928	(293,359)

Net earnings (loss)	323,149	286,368	240,267	311,819	(594,801)
Net earnings (loss) to noncontrolling interests	40,740	1,750	16,601	36,537	(53,884)

Net earnings (loss) to common shareholders	$282,409	$284,618	$223,666	$275,282	$(540,917)

Earnings per common share:
Basic earnings (loss) per common share	$1.23	$1.28	$1.10	$1.36	$(3.30)
Diluted earnings (loss) per common share	$1.22	$1.28	$1.09	$1.35	$(3.30)
Weighted average common shares:
Basic	215,989	211,056	196,393	200,446	166,163
Diluted	220,101	215,171	200,511	204,572	166,163
Cash dividends per common share	$0.30	$0.30	$0.30	—	$0.25

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

	November 30,			December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Share Amounts)
Selected Balance Sheet Data
Total assets	$36,293,541	$34,971,422	$36,726,543	$28,121,023	$19,978,685
Long-term debt	$4,804,607	$4,608,926	$3,778,681	$2,729,117	$1,764,274
Mandatorily redeemable convertible preferred stock	$125,000	$125,000	$125,000	$125,000	$125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	$348,051	$310,534	$315,885	$318,047	$280,923
Total common stockholders’ equity	$3,436,015	$3,224,312	$2,477,989	$2,298,140	$2,115,583
Shares outstanding	203,312	197,160	171,694	165,638	163,216
Other Data (Unaudited)
Common book value per share(1)	$16.90	$16.35	$14.43	$13.87	$12.96

(1)	See “Analysis of Financial Condition and Capital Resources” in Item 7 of this Annual Report on Form 10-K for further information regarding our book value and stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consolidated Results of Operations

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30. As such, the current and most recent previous period represents the twelve months ended November 30, 2012 and 2011, respectively, and has been reported on the basis of a fiscal year beginning as of December 1. Our prior period ended November 30, 2010 consisted of the eleven month transition period beginning January 1, 2010 through November 30, 2010.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following table provides an overview of our consolidated results of operations (in thousands, except per share amounts):

	Year Ended November 30,		Eleven Months Ended November 30,
	2012	2011	2010
Net revenues, less mandatorily redeemable preferred interests	$2,955,901	$2,545,191	$2,177,334
Non-interest expenses	2,464,106	2,125,857	1,780,663
Earnings before income taxes	491,795	419,334	396,671
Income tax expense	168,646	132,966	156,404
Net earnings	323,149	286,368	240,267
Net earnings to noncontrolling interests	40,740	1,750	16,601
Net earnings to common shareholders	282,409	284,618	223,666
Earnings per diluted common share	$1.22	$1.28	$1.09
Effective tax rate	34.3%	31.7%	39.4%

On November 12, 2012, we announced a definitive merger agreement with Leucadia National Corporation (“Leucadia”) (the “Merger Agreement”) whereby Jefferies shareholders (other than Leucadia, which currently owns approximately 28.6% of Jefferies outstanding common shares) will receive 0.81 of a share of Leucadia common stock for each share of Jefferies common stock they hold. The merger, which is expected to close during the first quarter of 2013, is subject to customary closing conditions, including approval to effect the merger by both Leucadia and Jefferies shareholders. Upon the closing of the merger, Richard Handler, current Chief Executive Officer and Chairman of Jefferies, will remain in these positions and also become the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, the Chairman of the Executive Committee of Jefferies, will remain in this position and will also become Leucadia’s President and one of Leucadia’s Directors. Upon the merger, Jefferies will continue to operate as a full-service global investment banking firm in its current form and will retain a credit rating separate from Leucadia. We intend to remain an SEC reporting company, regularly filing annual, quarterly and periodic financial reports.

Executive Summary

2012 v. 2011 — Net revenues, less mandatorily redeemable preferred interests, for the year ended November 30, 2012 increased $410.7 million, or 16%, to a record $2,955.9 million, as compared to the previous record of $2,545.2 million for the year ended November 30, 2011. During 2012, we structured and invested in convertible preferred stock of Knight Capital, Inc. (“Knight Capital”). Net revenues for the year ended November 30, 2012 include a mark-to-market gain of $151.9 million on our share ownership in Knight Capital and an advisory fee of $20.0 million for services in respect of the transaction. Net revenues for the year ended November 30, 2012 include within Other revenues a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc, a gain on debt extinguishment of $9.9 million and a gain of $23.8 million on the sale of certain mortgage servicing right assets by our Fixed Income business. Fixed income revenues for the year ended November 30, 2012 include a full twelve months of the Global Commodities Group business (also referred to as “Jefferies Bache”), compared to five months in 2011 as a result of the acquisition from Prudential Financial, Inc. (“Prudential”) on July 1, 2011. The results for fiscal 2011 include a bargain purchase gain of $52.5 million arising on the acquisition of Jefferies Bache.

Non-interest expenses of $2,464.1 million for the year ended November 30, 2012, reflect a 16% increase over the 2011 comparable period. This net increase is primarily attributable to higher compensation expense consistent with higher net revenues, the inclusion of costs from Jefferies Bache for a longer period in fiscal 2012,

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

and higher technology and communications, occupancy and professional services costs. partially offset by lower floor brokerage and clearing fees on lower equities trading volume. Increased professional service costs are primarily associated with our announced merger with Leucadia and efforts associated with Dodd-Frank compliance. Non-interest expenses for 2012 and 2011 include donations to Hurricane Sandy relief of $4.1 million and $4.6 million to Japanese earthquake relief, respectively. Compensation costs as a percentage of Net revenues for the year ended November 30, 2012 were 59.1%, as compared to 58.2% for the year ended November 30, 2011.

2011 v. 2010 — Net revenues, less mandatorily redeemable preferred interests, for the twelve months ended November 30, 2011 increased 17% to a record $2,545.2 million as compared to $2,177.3 million for the eleven months ended November 30, 2010. The increase was primarily driven by strong investment banking results, revenues associated with Jefferies Bache acquired on July 1, 2011 as well as the additional one month of results included in 2011 versus 2010. The results for 2011 include within Other revenues a bargain purchase gain of $52.5 million arising on the acquisition of Jefferies Bache and a gain on debt extinguishment of $21.1 million. Non-interest expenses of $2,125.9 million for the twelve months ended November 30, 2011 reflect a 19% increase over the 2010 eleven month period primarily attributable to an additional one month’s costs in the fiscal year, as well as increased compensation and benefits costs, technology and communications expenses and business development expenses. Compensation costs for the twelve month period ended November 30, 2011 were 58.2% of Net revenues as compared to 58.5% for the eleven month period ended November 30, 2010. Non-interest expenses for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010 include our $4.6 million charitable contribution for Japanese earthquake relief and our $6.8 million donation to various Haiti earthquake charities, respectively.

Our effective tax rate was 34.3%, 31.7% and 39.4% for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. The increase in our effective tax rate to 34.3% as compared to the prior fiscal year was primarily attributable to the fact that the 2011 effective tax rate was reduced by a bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group, which was non-taxable. The effective tax rate for 2011 of 31.7% was down from 39.4% for fiscal 2010 primarily due to the non-taxable bargain purchase gain of $52.5 million in 2011 and, to a lesser extent, a change in the mix of taxable profits by business and geographic region.

At November 30, 2012, we had 3,804 employees globally, as compared to 3,898 at November 30, 2011 and 3,084 at November 30, 2010. We added an additional 51 employees with the acquisition of Hoare Govett in February 2012 and expanded our headcount during the 2012 third quarter in our metal and energy futures business. These increases were offset by headcount reductions since the start of the fiscal year aimed at better resource allocation and improved productivity. On July 1, 2011, we added approximately 400 employees as part of Jefferies Bache.

Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K for the year ended November 30, 2012.

Revenues by Source

The Capital Markets reportable segment includes our securities trading activities, and our investment banking and capital raising activities. The Capital Markets reportable segment provides the sales, trading and origination and execution effort for various equity, fixed income, commodities, foreign exchange and advisory services. The Capital Markets segment comprises many business units, with many interactions and much integration among them. In addition, we separately discuss our Asset Management business.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (amounts in thousands):

	Year Ended November 30,				Eleven Months Ended November 30,
	2012		2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$642,360	21%	$593,589	23%	$556,772	25%
Fixed income	1,190,400	40	714,956	28	728,359	33

Total sales and trading	1,832,760	61	1,308,545	51	1,285,131	58
Other	13,175	—	73,615	3	—	—
Equity	193,797	7	187,288	7	126,363	6
Debt	455,790	15	384,921	15	347,471	16

Capital markets	649,587	22	572,209	22	473,834	22
Advisory	476,296	16	550,319	22	416,500	19

Total investment banking	1,125,883	38	1,122,528	44	890,334	41
Asset management fees and investment income from managed funds:
Asset management fees	38,130	1	33,425	1	16,519	1
Investment (loss)/income from managed funds	(11,164)	—	10,700	—	266	—

Total	26,966	1	44,125	1	16,785	1

Net revenues	2,998,784	100%	2,548,813	100%	2,192,250	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	42,883		3,622		14,916

Net revenues, less mandatorily redeemable preferred interests	$2,955,901		$2,545,191		$2,177,334

Net Revenues

2012 v. 2011 — Net revenues for the year ended November 30, 2012 were $2,998.8 million, an increase of $450.0 million, or 18%, as compared to $2,548.8 million for the year ended November 30, 2011. Our 2012 results include twelve months of results of Jefferies Bache, compared to five months in 2011, having been acquired from Prudential in July 2011. Our 2012 results also include Principal transaction revenues of $151.9 million from our investment in Knight Capital. Secondary trading volume was lower contributing to a decline in Equities revenue for 2012 (excluding mark-to-market gains from our ownership of Knight Capital) compared to

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

the 2011 year. Fixed income revenue increased significantly in 2012 as compared to 2011 supported by investor demand for higher-yielding assets translating into reasonably robust trading volumes. Total investment banking revenue of $1,125.9 million for the year ended November 30, 2012 was comparable with 2011. Asset management fees increased for the year though were offset by write-downs on certain of our investments in unconsolidated funds. Net revenues for 2012 include a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2012 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011 reported within Other revenues. This compares to a bargain purchase gain of $52.5 million recognized in connection with our Jefferies Bache acquisition and a gain on debt extinguishment of $21.1 million in 2011.

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

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“LoanCore”), which are accounted for under the equity method.

2012 v. 2011 — Total equities revenue was $642.4 million for the year ended November 30, 2012, as compared to $593.6 million for the comparable prior year. Equities revenue includes a gain of $151.9 million recognized on our investment in Knight Capital recognized within Principal transaction revenues. Exclusive of Knight Capital, equity revenues decreased 17%, compared with the year ended November 30, 2011. Equities revenue is heavily driven by the overall level of trading activity of our clients.

While U.S. equity markets posted gains during the year with the S&P index up over 13%, investor caution was evidenced through declining volumes. Average New York Stock Exchange and NASDAQ exchange volumes were down 26% and 14%, respectively, for the year ended November 30, 2012 as compared to the year ended November 30, 2011, which contributed to reduced commissions for the respective periods. Similarly, European equity revenues declined on lower overall volumes across the broader markets, compounded by fears over Eurozone uncertainty. Partially offsetting these lower revenues was an increase in our Asian equity commissions as our client base increased. While commission revenues were similarly disadvantaged by lower volumes, trading revenue from our equity derivatives business improved on a change in our strategy regarding client activity when compared to the prior year.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

For the year ended November 30, 2012, equity trading revenues from block trading opportunities and performance from certain strategic investments declined as compared to the comparable prior year period. Net earnings from our Jefferies Finance and LoanCore joint ventures for the year ended November 30, 2012 were higher as compared to 2011, and include a full year of LoanCore’s results.

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

Declines in client stock volumes negatively impacted our U.S. cash equities trading revenue, while revenue from U.S. derivatives grew slightly. International equities revenue benefited from the development of our Asia cash equities business, expansion of our Europe sales force and improved international electronic product capabilities. Prime brokerage and securities finance revenues benefited from new clients and higher balances, as well as transaction volumes with existing clients. A gain was also recognized related to our ownership of LME shares consistent with recent sales of shares of the exchange. These increases in equities revenue were partially offset by reduced net revenues from our equity joint ventures as increased interest expense was incurred in supporting these ventures. In November 2010, the Company entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price was dependent on the number and amount of client accounts that convert to the purchaser’s platform. During fiscal 2011, proceeds amounted to $11.0 million were received, of which revenues of $9.1 million was recognized and included within Other revenues on the Consolidated Statement of Earnings. Equities revenue for the eleven months ended November 30, 2010 does not include any significant gain from transaction and revenue from our correspondent clearing business.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

2012 v. 2011 — Fixed income revenue was $1,190.4 million for the year ended November 30, 2012, a $475.4 million or 66% increase compared to revenue of $715.0 million for the year ended November 30, 2011. Fixed income revenue for the year ended November 30, 2012 includes a full twelve months of revenue from Jefferies Bache as compared to five months in 2011 following the acquisition from Prudential in July 2011.

With the start of the European sovereign debt crisis in the second quarter of 2011 and slowing economic growth, U.S. and European market conditions in 2011 were significantly more severe than those of 2012, as evidenced by the widening of credit spreads and thinning liquidity. In contrast, in 2012, despite occasional investor concerns surrounding the European sovereign debt crisis and global economic growth, a Greek default was avoided, and coordinated austerity measures taken by European governments and the European Central Bank proved successful in allaying fears of a Eurozone breakup and disbanding of the Euro currency. In the U.S., Treasuries benefited from their perception of safety and a third round of quantitative easing by the U.S. Federal

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Reserve and investors continued to seek higher yields in a low interest rate environment. Narrowing credit spreads and improved credit and emerging market conditions contributed to strong performances and customer flow across a broad number of fixed income products.

Revenues from our leveraged finance sales and trading business for the year ended November 30, 2012 were significantly improved from 2011 as credit spreads tightened considerably as compared to the challenging market conditions during 2011 upon the European sovereign debt crisis. Investor confidence returned in 2012 attracted to the yield on leveraged credit products. Additionally, certain of our high yield positions generated significant gains. Similarly, mortgage revenues were significantly improved during 2012 as compared 2011, as the markets rallied on tighter interest and mortgage index spreads. Municipal trading activities also benefited from spreads tightening over the period as well as investors seeking higher yields in a low interest rate environment. Additionally, revenues from our investment grade corporates business were up significantly in 2012 as compared to 2011 on improved credit market conditions, tightening spreads and stronger trading volumes. Revenue increases across a large portion of our fixed income businesses for 2012 versus the 2011 year were partially offset by a decline in revenue for the period in our Eurorates business, which had captured significant revenue in 2011 on the extreme volatility in the European markets upon the start of the European crisis.

Jefferies Bache commodities futures and foreign exchange revenues increased significantly compared to the year ended November 30, 2011, partially as a result of the inclusion of twelve months of results in 2012 compared to five months in 2011. Despite increased revenues, counterparty activity, though improved, remained somewhat reduced from historical levels. In addition, in 2012 Jefferies Bache recognized gains on its investment in shares of the London Metal Exchange and benefited from new client activity with the global metals desk introduced in the latter part of 2012.

Fixed Income revenues for the year ended November 30, 2012 also include a gain on the sale of mortgage servicing rights assets. This is compared to results for 2011, which include losses on certain U.S. dollar denominated interest rate swap futures contracts (fully closed out in August 2011) cleared through International Derivative Clearing Group.

2011 v. 2010 — The first half of the 2011 fiscal year was characterized by reasonable customer flow, tighter bid-offer spreads, ample liquidity and rising commodity prices. Beginning in the third quarter of 2011, concerns about European sovereign debt risk, the deteriorating global economy, the uncertainty created by the U.S. deficit negotiations and continuing high unemployment in the U.S. led to challenging trading conditions. Market volatility in certain fixed income sectors suppressed customer activity. Trading conditions were particularly difficult in August 2011. While the fixed income markets improved slightly in the fourth quarter of 2011, our customer volumes were negatively impacted during November 2011 due to external stresses concentrated on our business following the bankruptcy of MF Global Holdings Ltd. Customer volumes have since returned to more normal levels.

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

The decrease in fixed income revenue from these businesses was partially offset by revenue increases from our government and agency sales and trading revenues in the U.S., Europe and Asia. Fixed income revenue reflects the continued growth of our fixed income platform in Europe with strong performance from our Euro

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

rates platform, as well as improved performance from our U.S. government and agency business due to increased customer flow from ample liquidity and, to a lesser extent, inventory appreciation as spreads tightened in the earlier part of the period. Stronger performance from our municipal trading activities benefited overall fixed income revenue as a result of recent strengthening of our trading effort and new products offered, partially offset by trading losses and widening credit spreads that impacted the municipal trading business in the latter part of 2011. Fixed income revenue for fiscal 2011 also includes revenue contributions from Jefferies Bache for a five month period as a result of the acquisition from Prudential on July 1, 2011.

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

Of the net earnings recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 65% and 66% of such income for the years ended November 30, 2012 and 2011, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Other Revenue

For the year ended November 30, 2012, Other revenue of $13.2 million is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our long-term debt by our secondary market making corporates desk in the three months ended February 2012 and a bargain purchase gain of $3.4 million arising in the accounting for the acquisition of Hoare Govett on February 1, 2012. Other revenue of $73.6 million for the year ended November 30, 2011 million represents the bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group and total gains on debt extinguishment of $21.1 million in connection with the accounting treatment for certain purchases of our debt by our secondary market making corporates desk and the repurchase of $50.0 million of our senior notes due 2012 in November 2011. For additional information see Note 4, Acquisitions and Note 14, Long-term Debt, respectively, in our consolidated financial statements.

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

	Year Ended November 30,		Eleven Months Ended November 30,	% Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010
Equity	$193,797	$187,288	$126,363	3%	48%
Debt	455,790	384,921	347,471	18%	11%

Capital markets	649,587	572,209	473,834	14%	21%
Advisory	476,296	550,319	416,500	-13%	32%

Total	$1,125,883	$1,122,528	$890,334	0%	26%

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

2012 v. 2011 — Investment banking revenue was a record $1,125.9 million for the year ended November 30, 2012, as compared to revenue of $1,122.5 million for the year ended November 30, 2011, with higher debt capital market revenues offset by lower advisory revenues. Capital markets revenue increased $77.4 million, or 14%, to $649.6 million compared to 2011 with debt capital markets revenue increasing $70.9 million to $455.8 million from $384.9 million in 2011 driven by a higher number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During 2012, we completed 482 public and private debt financings raising a total of $175 billion, as compared to 406 transactions raising a total of $99 billion in 2011. Equity capital markets revenue totaled $193.8 million for the year ended November 30, 2012, as compared to $187.3 million for 2011. During the year ended November 30, 2012, we completed 111 public equity financings raising $21 billion in capital (96 of which we acted as sole or joint bookrunner). This compares to 81 public equity financings raising $15 billion in capital (70 of which we acted as sole or joint bookrunner) during the year ended November 30, 2011.

For 2012, advisory revenue decreased $74 million, or 13%, to $476.3 million as compared with $550.3 million for the year ended November 30, 2011. During the 2012 fiscal year, we served as financial advisor on 111 merger and acquisition and 10 restructuring transactions having an aggregate transaction value of approximately $104 billion, as compared to 126 merger and acquisition transactions and 12 restructuring transactions with an aggregate transaction value of $77 billion during the prior fiscal year.

2011 v. 2010 — Investment banking revenue increased 26% to a record $1,122.5 million for the twelve months ended November 30, 2011 as compared to revenue of $890.3 million for the eleven months ended November 30, 2010, principally driven by both record advisory revenues and our increasing success in winning book runner roles in debt and equity financing. The first half of fiscal 2011 benefited from a particularly strong environment for capital markets issuance. The second half of the year exhibited significant periods of volatility due to economic uncertainty caused by economic growth, unemployment and leverage concerns in Europe and the U.S., which contributed to a dramatic reduction in capital-raising by corporate issuers. Restructuring activity also declined due to the slower pace in the number of corporate defaults.

Capital markets revenue totaled $572.2 million for the twelve months ended November 30, 2011, compared to $473.8 million for the eleven months ended November 30, 2010, reflecting the strengthening in our market share and book runner roles in capital markets underwritings, the improved market environment for debt and equity underwritings in the first half of fiscal 2011, and the contribution of our mortgage securities origination and municipal bond underwriting platforms. Revenue from our advisory business increased 32% to $550.3 million for 2011 as compared to the prior year revenue of $416.5 million. The record result for 2011 is reflective of our increasing prominence in mergers and acquisition advisory work and a greater number of completed advisory engagements, including several larger-sized transactions. Investment banking revenue, overall, also benefited in the 2011 period from the addition of professional talent and expansion of our capabilities across sectors, products and geography.

Asset Management Fees and Investment (Loss) Income from Managed Funds

Asset management revenue includes management and performance fees from funds and accounts managed by us, management and performance fees from related party managed funds and accounts and investment income (loss) from our investments in these funds, accounts and related party managed funds. The key components of asset management revenue are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following summarizes the results of our Asset Management segment for the year ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30,
	2012	2011	2010
Asset management fees:
Fixed income	$4,094	$3,725	$3,590
Equities	4,573	5,335	3,708
Convertibles	10,387	13,703	5,429
Commodities	19,076	10,662	3,792

	38,130	33,425	16,519
Investment (loss) income from managed funds(1)	(11,164)	10,700	266

Total	$26,966	$44,125	$16,785

(1)	Of the total investment (loss) income from managed funds, no amounts are attributed to noncontrolling interest holders for the years ended November 30, 2012 and 2011 and $0.2 million is attributed to noncontrolling interest holders for the eleven months ended November 30, 2010.

2012 v. 2011 — Asset management fees increased by $4.7 million to $38.1 million for the year ended November 30, 2012 as compared to the year ended November 30, 2011. The increase resulted from higher average assets under management in our commodity funds and managed accounts partially offset by lower management fees in our global convertible bond funds and managed accounts and lower unrealized performance fees in our global convertible bond and strategic investment programs as compared to 2011. Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives.

For the year ended November 30, 2012, unrealized markdowns in private equity funds managed by a related party resulted in an investment loss of $11.2 million. This compares with a gain of $10.7 million recognized on these funds for the prior year.

2011 v. 2010 — Asset management fees increased to $33.4 million for the twelve months ended November 30, 2011 as compared to $16.5 million for the eleven months ended November 30, 2010. The increased fees resulted primarily from growth in management and performance fees in our global convertible bond fund and from customer asset inflows into our commodity managed accounts and commodity funds. To a lesser extent, the launch of certain of our strategic investment programs increased asset management fees.

Investment income from managed funds for the twelve months ended November 30, 2011 totaled $10.7 million as compared to $0.3 million for the eleven months ended November 30, 2010. The increase of $10.4 million is primarily due to asset appreciation in our investments in private equity funds managed by a related party.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	November 30,
	2012	2011
Assets under management(1):
Equities	$75	$318
Convertibles	1,092	1,532
Commodities	1,002	434

Total	$2,169	$2,284

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Change in Assets under Management

	Year Ended November 30,
(in millions)	2012	2011	% Change
Balance, beginning of period	$2,284	$1,964	16%

Net cash flow (out) in	(110)	525
Net market depreciation	(5)	(205)

	(115)	320

Balance, end of period	$2,169	$2,284	-5%

For the year ended November 30, 2012, the net decrease in assets under management of $115 million resulted from outflows from our global convertible bond and equity funds partially offset by inflows into our commodity funds. Net market depreciation of $5 million reflects the decline in value of the underlying assets of our convertible bond funds. For the year ended November 30, 2011, the net increase of $0.3 billion in assets under management to $2.3 billion resulted primarily from cash inflows into our commodity funds and strategic investment programs, net of fund outflows from our global convertible bond funds and managed accounts.

Managed Accounts

We manage certain portfolios as mandated by client arrangements whereby management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on these measures by predominant asset strategy were as follows (in millions):

(notional account value)	November 30,
	2012	2011
Managed Accounts:
Commodities	$3,321	$1,612

	$3,321	$1,612

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Change in Managed Accounts

(notional account value)	Year Ended November 30,
(in millions)	2012	2011
Balance, beginning of period	$1,612	$949
Net account additions	1,702	629
Net account appreciation	7	34

Balance, end of period	$3,321	$1,612

During the year ended November 30, 2012, new customer accounts and additional inflows from existing customers in our commodity managed accounts resulted in an increase in the notional value of our managed accounts.

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at November 30, 2012 and 2011 (in thousands):

	November 30,
	2012	2011
Unconsolidated funds(1)	$57,763	$70,224
Consolidated funds(2)	30,561	10,076

Total	$88,324	$80,300

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition. The decrease in our invested capital in unconsolidated funds results primarily from a $9 million distribution from Jefferies Capital Partners IV L.P.

(2)	Invested capital in managed funds includes funds that are actively managed by us and by third parties and related parties including hedge funds, managed accounts and other private investment funds. Due to the level or nature of our investment in such funds and accounts, certain funds and accounts are consolidated and the assets and liabilities of these funds and accounts are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated. The increase in invested capital as of November 30, 2012 from November 30, 2011 is due to our increase in investment in the Structured Alpha program by $20.0 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Non-interest Expenses

Non-interest expenses for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, were as follows (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30,
	2012	2011	2010
Compensation and benefits	$1,770,798	$1,482,604	$1,282,644
Non-compensation expenses:
Floor brokerage and clearing fees	120,145	126,313	110,835
Technology and communications	244,511	215,940	160,987
Occupancy and equipment rental	97,397	84,951	68,085
Business development	95,330	93,645	62,015
Professional services	73,427	66,305	49,080
Other	62,498	56,099	47,017

Total non-compensation expenses	$693,308	$643,253	$498,019

Total non-interest expenses	$2,464,106	$2,125,857	$1,780,663

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards and the amortization of certain nonannual share-based and cash compensation to employees. Annual cash- and share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award. Included within compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $288.8 million and $170.6 million for the years ended November 30, 2012 and 2011, respectively.

2012 v. 2011 — Compensation and benefits as a percentage of Net revenues was 59.1% and the ratio for the year ended November 30, 2011 was 58.2%. Compensation and benefits expense increased $288.2 million, or 19%, to $1,770.8 million for the year ended November 30, 2012, compared to $1,482.6 million for the prior fiscal year. The increase was primarily a result of higher net revenues and a full year of compensation expenses related to Jefferies Bache as compared to only five months in the year ended November 30, 2011 having completed the acquisition on July 1, 2011. In addition, compensation costs for 2012 reflect our investments to build our firm over the past few years and further investments in 2012 in our Jefferies Bache business. Employee headcount of 3,804 employees globally at November 30, 2012 decreased from 3,898 employees at November 30, 2011.

For the year ended November 30, 2012, Compensation and benefits expense includes $22.9 million relating to the acquisition of the Global Commodities Group on July 1, 2011 and Hoare Govett on February 1, 2012, comprised of the amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited at acquisition and amortization of

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

retention awards granted to Hoare Govett employees and bonus costs for employees as a result of the completion of the acquisition of Hoare Govett. When excluding these costs, together with the gain on debt extinguishment of $9.9 million relating to trading activities in our own debt, amortization of discounts recognized on our long-term debt purchased and re-issued in December 2011 and January 2012 and recognized in Interest expense of $4.8 million and the bargain purchase gain of $3.4 million on our Hoare Govett acquisition, our ratio of Compensation and benefits expense to Net revenues for the year ended November 30, 2012 was 58.4%. Compensation and benefits expense for the year ended November 30, 2012 also includes severance costs of approximately $30.6 million, approximately 1% of Net revenues, and an increase of approximately $10 million over the prior year.

2011 v. 2010 — Compensation and benefits expense totaled $1,482.6 million for the twelve months ended November 30, 2011, a ratio of compensation and benefits to net revenues of 58.2%. This is in comparison to Compensation and benefits expense of $1,282.6 million for the eleven months ended November 30, 2010, a ratio of compensation and benefits to net revenues of 58.5%. For the twelve months ended November 30, 2011, compensation and benefits expense includes costs relating to the acquisition of the Global Commodities Group, comprising severance costs for certain employees of the acquired group that were terminated subsequent to the acquisition, the amortization of stock awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited as a result of the acquisition, bonus costs for employees as a result of the completion of the acquisition and the amortization of retention awards totaling $11.8 million. When excluding these expenses, together with the bargain purchase gain of $52.5 million and the gain on debt extinguishment of $21.1 million recognized in Other revenues, our ratio of compensation and benefits expense to net revenues for the twelve months ended November 30, 2011 was 59.4%.

Compensation and benefit expense increased $200.0 million, or 16%, for the twelve months ended November 30, 2011 as compared to the 2010 prior period. This increase was partially due to the additional month’s expense in the 2011 results and the increased headcount, both domestically and internationally, in connection with our business growth, which included Jefferies Bache as of July 1, 2011. The increase in compensation and benefits expense was partially offset by reduced cash awards offered to employees in lieu of stock compensation, while compensation and benefits as a percentage of net revenues remained relatively flat over the comparable periods. Employee headcount increased to 3,898 employees globally at November 30, 2011 as compared to 3,084 employees at November 30, 2010. Approximately 400 employees were added to our firm on July 1, 2011 in connection with the acquisition of the Global Commodities Group.

Non-Compensation Expenses

2012 v. 2011 — Non-compensation expenses were $693.3 million for the year ended November 30, 2012, a 8% or $50.1 million increase, as compared to expenses of $643.3 million for the year ended November 30, 2011. A portion of the overall increase relates to the inclusion of twelve months of operating costs of Jefferies Bache in the year ended November 30, 2012 compared to five months in the prior fiscal year. Non-compensation expenses as a percentage of Net revenues were 23% for the year ended November 30, 2012 as compared to 25% for the year ended November 30, 2011 on the strength of higher revenues in fiscal 2012.

Floor brokerage and clearing expense decreased 5% to $120.1 million for the year ended November 30, 2012 commensurate with lower equity trading volumes, partially offset by costs associated with the additional seven months of Jefferies Bache futures activity in 2012. Technology and communications expense increased 13%, or $28.6 million, to $244.5 million for the year ended November 30, 2012 compared to an expense of $215.9 million for the year ended November 30, 2011. Exclusive of the effect of the additional months of expenses attributable to Jefferies Bache, technology and communications expense was comparable to fiscal 2011 due to the conclusion of various projects associated with corporate support infrastructure in fiscal 2012, offsetting increased costs associated with the continued build out of our Asian businesses. Occupancy and

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

equipment expense was $97.4 million for 2012, an increase of 15% compared to 2011, primarily due to the inclusion of a full years costs for Jefferies Bache, our office growth in Asia and Europe and additional space at our global head office in New York. Professional services expense of $73.4 million for the year ended November 30, 2012 reflects an increase of 11% over expenses of $66.3 million for the prior year, which is primarily attributable to legal and consulting fees related to the announced merger with Leucadia and efforts associated with Dodd-Frank compliance. The increase in business development of $1.7 million, or 2%, to $95.3 million for the year ended November 30, 2012, as compared to $93.6 million for the comparable period in the prior year, is primarily driven by our continued efforts to build market share, specifically our futures business. Other expenses of $62.5 million for the 2012 year increased 11%, or $6.4 million, as compared to the 2011 year as a result of inclusion of a full year’s operating costs of the Bache entities, a $2.9 million impairment charge recognized in the second quarter of 2012 on certain indefinite-lived intangible assets, donations to Hurricane Sandy relief of $4.1 million and fees associated with the announced merger with Leucadia. Other expenses for 2011 included a $4.6 million charitable donation for Japan earthquake relief.

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

Income Taxes

For the year ended November 30, 2012, the provision for income taxes was an expense of $168.6 million, equating to an effective tax rate of 34.3%, compared with tax expense of $133.0 million and $156.4 million, equating to an effective tax rate of 31.7% and 39.4%, for the year ended November 30, 2011 and the eleven months ended November 30, 2010, respectively. The increase in the effective tax rate to 34.3% for the year ended November 30, 2012 as compared with 2011 is primarily attributable to the fact that the 2011 effective tax rate was reduced by a bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group from Prudential, which was non-taxable. The effective tax rate for 2011 of 31.7% was down from 39.4% for fiscal 2010 primarily due to the non-taxable gain of $52.5 million recorded in fiscal 2011 and, to a lesser extent, a change in the mix of taxable profits by business and geographic region.

Earnings per Common Share

Diluted net earnings per common share was $1.22 for the year ended November 30, 2012 on 220,101,000 shares, compared to diluted net earnings per common share of $1.28 for the year ended November 30, 2011 on 215,171,000 shares and compared to diluted net earnings per common share of $1.09 for the eleven months ended November 30, 2010 on 200,511,000 shares. See Note 19, Earnings per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. We adopted this guidance on March 1, 2012 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of November 30, 2012 and 2011 (in thousands):

	November 30, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$1,762,775	1,539,332	$1,235,079	$1,330,096
Corporate debt securities	3,038,146	1,389,312	2,868,304	1,614,493
Government, federal agency and other sovereign obligations	5,153,750	3,666,112	7,471,563	3,209,713
Mortgage- and asset-backed securities	5,468,284	241,211	3,923,303	50,517
Loans and other receivables	678,311	207,227	376,146	151,117
Derivatives	298,086	229,127	525,893	249,037
Investments	127,023	—	105,585	—
Physical commodities	144,016	183,142	172,668	—

	$16,670,391	$7,455,463	$16,678,541	$6,604,973

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

At November 30, 2012 and 2011 derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options, and interest rate and commodity swaps.

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

Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Disclosures, in our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Level 3 Assets and Liabilities — The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at November 30, 2012 and 2011 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Loans and other receivables	$180,393	$97,291	$1,711	$10,157
Residential mortgage-backed securities	156,069	149,965	—	—
Investments at fair value	83,897	78,326	—	—
Collateralized debt obligations	31,255	47,988	—	—
Commercial mortgage-backed securities	30,202	52,407	—	—
Corporate equity securities	16,815	13,489	38	—
Corporate debt securities	3,631	48,140	—	74
Derivatives	328	124	9,516	9,409
Other asset-backed securities	1,114	3,284	—	—
Municipal securities	—	6,904	—	—
Sovereign obligations	—	140	—	—

Total Level 3 financial instruments	503,704	498,058	11,265	19,640

Level 3 financial instruments for which the firm bears no economic exposure(1)	(53,289)	(45,901)

Level 3 financial instruments for which the firm bears economic exposure	450,415	452,157
Investments in managed funds	57,763	70,740

Level 3 assets for which the firm bears economic exposure	$508,178	$522,897

Total Level 3 assets	$561,467	$568,798

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.2%	0.3%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other liabilities of approximately $2.3 million and $3.8 million at November 30, 2012 and 2011, respectively.

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Year Ended November 30,		Eleven Months Ended November 30,
	2012	2011	2010
Assets:
Transfers from Level 3 to Level 2	$81.8	$105.5	$163.9
Transfers from Level 2 to Level 3	180.6	63.6	18.0
Net gains (losses)	28.8	(14.3)	108.5
Liabilities:
Transfers from Level 3 to Level 2	$2.2	$0.04	$93.3
Transfers from Level 2 to Level 3	—	—	0.04
Net (losses) gains	(2.5)	(6.6)	2.3

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

See Note 6, Fair Value Disclosures, in our consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

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

Goodwill

At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. The fair value of reporting units are based on valuations techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Refer to Note 12, Goodwill and Other Intangible Assets, in our consolidated financial statements for further detail on our assessment of goodwill.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	November 30,
	2012	2011	% Change
Total assets	$36,293.5	$34,971.4	4%
Cash and cash equivalents	2,692.6	2,393.8	12%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	4,082.6	3,345.0	22%
Financial instruments owned	16,670.4	16,678.5	0%
Financial instruments sold, not yet purchased	7,455.5	6,605.0	13%
Total Level 3 assets	561.5	568.8	-1%
Level 3 financial instruments for which we have economic exposure	450.4	452.2	0%
Securities borrowed	$5,094.7	$5,169.7	-1%
Securities purchased under agreements to resell	3,357.6	2,893.0	16%

Total securities borrowed and securities purchased under agreements to resell	$8,452.3	$8,062.7	5%

Securities loaned	$1,934.4	$1,706.3	13%
Securities sold under agreements to repurchase	8,181.3	9,620.7	-15%

Total securities loaned and securities sold under agreements to repurchase	$10,115.7	$11,327.0	-11%

Total assets at November 30, 2012 were relatively consistent from November 30, 2011 as management determined these balances as of these dates to be appropriate levels of risk and leverage while maintaining sufficient liquidity for the firm and balancing our clients’ trading needs. During the year ended November 30, 2012, average total assets were approximately 19% higher than total assets at November 30, 2012.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Our total Financial instruments owned inventory at November 30, 2012 was $16.7 billion, consistent with inventory at November 30, 2011. Financial instruments owned at November 30, 2012 reflects increases in long inventory positions of sovereign obligations of $1.5 billion, mortgage- and asset-backed securities of $1.5 billion and corporate equity securities of $0.5 billion offset by a decrease in the holdings of U.S. government and agency securities of $4.4 billion as compared to Financial instruments owned at November 30, 2011. This is reflective of positioning to take advantage of widening credit spreads and reflective of more normal inventory levels in comparison to the significant liquidation of sovereign inventory exposures at the end of fiscal 2011. Our Financial instruments sold, not yet purchased inventory increased to $7.5 billion from $6.6 billion at November 30, 2011, primarily due to a $0.9 billion increase in sovereign obligations, increases in corporate equity and mortgage- and asset-backed securities and physical commodities, partially offset by a $0.4 billion decrease in U.S. government and agency securities. Inventory held of sovereign obligations fluctuated from an overall net long position of $4.1 million at November 30, 2011 to an overall net long position of $710.9 million at November 30, 2012, primarily driven by an increase in net long exposure to sovereign positions of Germany, Spain, France and the United Kingdom.

Our overall net inventory positions decreased by $0.9 billion to $9.2 billion as of November 30, 2012 from $10.1 billion as of November 30, 2011 with U.S. government and agency securities and other sovereign obligations accounting for $1.9 billion of the decrease offset by an increase in net mortgage-and asset backed securities inventory. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of November 30, 2012, refer to the Risk Management section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report on Form 10-K.

Of our total Financial instruments owned, approximately 78% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Further, our Financial instruments owned consists of high yield bonds, bank loans, investments and non-agency mortgage-backed securities that are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At November 30, 2012 and 2011, our Level 3 financial instruments owned for which we have economic exposure was 3% of our total financial instruments owned.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 5% from November 30, 2011 to November 30, 2012 primarily to facilitate our international fixed income business where short inventory increased. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 11% from November 30, 2011 to November 30, 2012 due to a reduction in usage as our domestic fixed income businesses operated at levels that utilized less secured financing. Additionally, during fiscal 2012, and consistent with fiscal 2011, our utilization of repurchase agreements to finance liquid inventory was predominantly executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances and which partially offset the increase in matchbook secured financing activity. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2012, were 25% and 33% higher, respectively, than the November 30, 2012 balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2011, were 67% and 37% higher, respectively, than the November 30, 2011 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Year Ended November 30,		Eleven Months Ended November 30,
	2012	2011	2010
Securities Purchased Under Agreements to Resell
Period end	$3,358	$2,893	$3,252
Month end average	4,890	4,780	3,769
Maximum month end	6,638	6,956	4,983
Securities Sold Under Agreements to Repurchase
Period end	$8,181	$9,621	$10,684
Month end average	11,380	13,024	11,464
Maximum month end	15,035	18,231	14,447

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of November 30, 2012 and 2011 (in thousands):

		November 30,
		2012	2011
Total assets		$36,293,541	$34,971,422
Deduct:	Securities borrowed	(5,094,679)	(5,169,689)
	Securities purchased under agreements to resell	(3,357,602)	(2,893,043)
Add:	Financial instruments sold, not yet purchased	7,455,463	6,604,973
	Less derivative liabilities	(229,127)	(249,037)

Subtotal		7,226,336	6,355,936
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(4,082,595)	(3,344,960)
	Goodwill and intangible assets	(380,929)	(385,589)

Adjusted assets		$30,604,072	$29,534,077

Total stockholders’ equity		$3,782,753	$3,536,975
Deduct:	Goodwill and intangible assets	(380,929)	(385,589)

Tangible stockholders’ equity		$3,401,824	$3,151,386

Leverage ratio(1)		9.6	9.9

Adjusted leverage ratio(2)		9.0	9.4

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. The decrease in our leverage ratio and adjusted leverage ratio from November 30, 2011 to November 30, 2012 is commensurate with the increase in stockholders’ equity and management’s decision to maintain significant liquidity on hand.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Cash Capital Policy.    We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $8.7 billion as of November 30, 2012 exceeded our cash capital requirements.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2012, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	November 30, 2012	Average balance Quarter ended November 30, 2012 (1)	November 30, 2011
Cash and cash equivalents:
Cash in banks	$1,038,664	$643,462	$846,990
Money market investments	1,653,931	1,137,032	1,546,807

Total cash and cash equivalents	2,692,595	1,780,494	2,393,797

Other sources of liquidity:
Securities purchased under agreements to resell(2)	900,000	1,032,289	233,887
U.K. liquidity pool(2)	407,378	327,763	303,416
Other(3)	423,735	485,958	509,491

Total other sources	1,731,113	1,846,010	1,046,794

Total cash and cash equivalents and other liquidity sources	$4,423,708	$3,626,504	$3,440,591

(1)	Average balances are calculated based on weekly balances.

(2)	The liquidity pool, segregated by our U.K. broker-dealer, as required by FSA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area (“EEA”), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for 78% of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2012 and 2011 (in thousands):

	November 30, 2012		November 30, 2011
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments(2)
Corporate equity securities	$1,745,960	$426,401	$1,105,271	$297,408
Corporate debt securities	2,292,823	61,303	2,193,821	48,503
U.S. Government, agency and municipal securities	2,114,768	57,681	6,109,749	19,003
Other sovereign obligations	2,681,457	269,475	1,166,577	336,453
Agency mortgage- and asset-backed securities(1)	4,052,289	—	3,249,366	—
Physical commodities	144,016	—	172,668	88,307

	$13,031,313	$814,860	$13,997,452	$789,674

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three months ended November 30, 2012 and 2011 were approximately $16.9 billion and $18.6 billion, respectively.

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

Secured Financing

We rely principally on secured and readily available funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 89% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

During fiscal 2011, and despite the increasingly uncertain economic situation in Europe and elsewhere, we continued to gain access to additional liquidity providers and increased funding availability both in terms of asset classes being financed and the term of the financing being offered. Near the end of the 2011 third quarter, given the instability and possible credit tightening of European banks, we began to execute more of our financing of European Sovereign inventory using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we successfully increased the term of the bi-lateral financings. The remaining 11% of our outstanding repo balances is currently contracted bi-laterally, of which a significant portion is on a term basis. The following table provides detail on the composition of our outstanding repurchase agreements at November 30, 2012 (in millions):

	Repo Profile by Instrument Type
Contract Type	Total Contract Amount	Clearing Organization Eligible	% of Total	Non-Eligible	% of Total
Treasury	$8,117	$8,117	100%	$—	0%
Sovereign	2,101	2,101	100%	—	0%
Agency Debt	1,078	1,078	100%	—	0%
Agency MBS	6,837	5,949	87%	887	13%
Non-Agency MBS/ABS	682	—	0%	682	100%
Corporate Debt	648	125	19%	523	81%
Municipal	96	—	0%	96	100%
Other	1	—	0%	1	100%

	$19,560	$17,370	89%	$2,189	11%

In addition to the above financing arrangements, in November 2012, we entered into a structured issuance program whereby we issue structured repurchase agreement notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory. At November 30, 2012, the outstanding amount of the notes issued under the program was $60 million with a maturity date in November 2014 bearing interest at a spread over one month LIBOR. As the financing program is considered other secured financing, the balance of the financing is classified within Accrued expenses and other liabilities on the consolidated statement of financial condition. For additional discussion on the arrangement, refer to Note 10, Variable Interest Entities, in our consolidated financial statements.

Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our $514.8 million of uncommitted secured and unsecured bank lines, comprised of $475.0 million of bank lines and $39.8 million of letters of credit. Of the $475.0 million uncommitted bank lines, $375.0 million is secured. As of November 30, 2012, short-term borrowings under the uncommitted bank lines totaled $150.0 million, of which $100.0 million is secured. Secured amounts are collateralized by a combination of customer and firm securities. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily bank loans for the years ended November 30, 2012 and 2011 were $66.4 million and $12.0 million, respectively.

Total Capital

We had total long-term capital of $8.7 billion and $8.2 billion resulting in a long-term debt to equity capital ratio of 1.30:1 and 1.33:1 at November 30, 2012 and 2011, respectively. Our total capital base as of November 30, 2012 and 2011 was as follows (in thousands):

	November 30,
	2012	2011
Long-Term Debt(1)	$4,454,600	$4,254,000
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	348,051	310,534
Total Stockholders’ Equity	3,782,753	3,536,975

Total Capital	$8,710,404	$8,226,509

(1)	Long-term debt for purposes of evaluating long-term capital at November 30, 2012 and 2011 excludes $350.0 million and $100.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $254.9 million of our 7.75% Senior Notes as of November 30, 2011 as the notes matured in less than one year from November 30, 2011 balance sheet date.

On November 12, 2012, we agreed to merge with Leucadia and the transaction is expected to close during the first quarter of 2013. As a result of the merger provisions, our outstanding mandatorily redeemable convertible preferred stock will either be redeemed or exchanged for a newly created series of preferred shares of Leucadia upon the merger consummation.

Subsequent to November 30, 2012, we issued $1.0 billion in new senior unsecured long-term debt, including 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a par amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a par amount of $400.0 million and we received proceeds of $391.7 million.

At November 30, 2012, Stockholders’ equity includes noncontrolling interests in our high yield joint venture of $338 million, which we intend to redeem during the first quarter of 2013. We do not anticipate that this redemption will have a significant impact on our liquidity as we have sufficient cash on hand to affect the redemption and believe we have sufficient access to the capital markets for potential long-term funding to maintain an adequate total capital base. Further, while the redemptions would have the impact of reducing stockholders’ equity, it is also contemplated that the terms of the mandatorily redeemable preferred interests of consolidated subsidiaries, which are scheduled to terminate in April 2013, will be amended and ultimately be contributed as equity of Jefferies Group, Inc.

Long-Term Debt

On July 13, 2012, under our Euro Medium Term Note Program we issued senior unsecured notes with a principal amount of €4.0 million which bear interest at 2.25% per annum and mature on July 13, 2022. Proceeds net of original issue discount amounted to €2.8 million. In addition, on April 19, 2012, we issued an additional $200.0 million aggregate principal amount of our 6.875% Senior Notes due April 15, 2021. Proceeds before underwriting discount and expenses amounted to $197.7 million. The total aggregate principal amount issued under this series of notes including the add-on is $750.0 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

In connection with our announcement of the $422 million acquisition of Prudential Bache’s Global Commodities Group, in April 2011, we raised $500 million of additional common equity and $800 million in unsecured senior notes with a maturity of seven years. On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. At November 30, 2012 and 2011, we had borrowings outstanding under the Credit Facility amounting to $350.0 million and $100.0 million, respectively. These long-term capital raises and the Credit Facility exceed the needs of Jefferies Bache and provide us with additional liquidity.

Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At November 30, 2012 and 2011, the minimum tangible net worth requirement was $2,200.0 million and $2,058.8 million, respectively and the minimum liquidity requirement was $400.8 million and $411.0 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our debt were treated as debt extinguishment and debt reissuance, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the year ended November 30, 2012. The balance of Long-term debt has been reduced by $37.1 million as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011, which is being amortized over the remaining life of the debt using the effective yield method.

As of November 30, 2012, our long-term debt has an average maturity exceeding 8 years, excluding the Credit Facility. We have no other scheduled debt maturities until the $250.0 million 5.875% Senior Notes mature in 2014.

Our long-term debt ratings are as follows as of November 30, 2012:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB	Negative
Fitch Ratings	BBB	Negative

On October 16, 2012, Moody’s Investor Services, Inc. (“Moody’s”), downgraded our senior unsecured debt rating one notch to Baa3 and assigned us a Stable outlook, thus concluding their credit review that commenced on September 10, 2012. Following the announcement on November 11, 2012 that Jefferies Group, Inc. had

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

entered into a merger agreement with Leucadia, Moody’s affirmed the Baa3 debt rating. Standard and Poor’s affirmed the BBB rating and Negative outlook but commented that it anticipates revising the outlook to Stable if the merger with Leucadia is concluded as currently proposed. Fitch Ratings placed our credit rating on Ratings Watch Negative with a possible one-notch downgrade to BBB- following completion of the proposed merger with Leucadia in the first quarter of 2013. The above mentioned rating actions have not had any material adverse impact on our cost of funds or our ability to fund our operations.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2012, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade by a single rating agency was $50.3 million and $102.0 million could be called in the event of a downgrade of our long-term credit rating below investment grade by a second rating agency. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Mandatorily redeemable preferred interests of $348.1 million and $310.5 million at November 30, 2012 and 2011, respectively, represent interests held in JHYH, which are entitled to a pro rata share of the profits and losses of JHYH. The term of these interests are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods. Under the proposed merger, it is contemplated that the interests will be amended and contributed as an increase to the stockholders’ equity of Jefferies Group, Inc.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of November 30, 2012. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$249.6	$848.6	$771.4	$2,585.0	$4,454.6
Senior secured revolving credit facility	—	350.0	—	—	—	350.0
Interest payment obligations on senior notes	272.7	265.7	481.9	398.4	887.6	2,306.3
Mandatorily redeemable convertible preferred stock	125.0	—	—	—	—	125.0
Mandatorily redeemable preferred interests of consolidated subsidiaries(1)	348.1	—	—	—	—	348.1

	745.8	865.3	1,330.5	1,169.8	3,472.6	7,584.0

Commitments and guarantees:
Equity commitments	0.4	4.1	1.2	—	633.0	638.7
Loan commitments	129.8	387.6	111.3	16.4	2.3	647.4
Mortgage-related commitments	1,056.4	465.8	577.8	—	—	2,100.0
Forward starting reverse repos and repos	342.7	—	—	—	—	342.7
Derivative contracts:
Derivative contracts — non credit related	52,712.3	45,703.9	1.3	—	—	98,417.5
Derivative contracts — credit related	—	—	—	67.5	—	67.5

	54,241.6	46,561.4	691.6	83.9	635.3	102,213.8

	$54,987.4	$47,426.7	$2,022.1	$1,253.7	$4,107.9	$109,797.8

(1)	These mandatorily redeemable financial instruments represent interests held in JHYH and are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods. Refer also to discussion in Note 16, Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries, in our consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2023 which are operating leases. Future minimum lease payments for all noncancelable operating leases at November 30, 2012 are as follows for the fiscal years through 2023 (in thousands):

	Gross	Subleases	Net
2013	$65,602	$5,440	$60,162
2014	58,341	5,013	53,328
2015	33,090	2,344	30,746
2016	30,050	2,221	27,829
2017	28,566	300	28,266
Thereafter	88,216	—	88,216

	$303,865	$15,318	$288,547

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commences on various dates in 2013 and 2014. Minimum future lease payments are as follows (in thousands):

Fiscal Year
2013	$3,887
2014	3,887
2015	3,887
2016	3,887
2017	3,887
Thereafter	1,750

Net minimum lease payments	21,185
Less amount representing interest	2,219

Present value of net minimum lease payments	$18,966

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 21, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned — derivative contracts or Financial instruments sold, not yet purchased — derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value Disclosures, and Note 7, Derivative Financial Instruments, in our consolidated financial statements.

We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. VIEs are entities in which equity investors lack the characteristics of a

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

At November 30, 2012, we did not have any commitments to purchase assets from our securitization vehicles. At November 30, 2012, we held $364.1 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 9, Securitization Activities and Note 10, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 20, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

Common stockholders’ equity increased to $3,436.0 million at November 30, 2012 from $3,224.3 million at November 30, 2011. The increase in our common stockholders’ equity during the year ended November 30, 2012 is principally attributed to net earnings to common shareholders, tax benefits for issuance of share-based awards and share-based compensation. This increase in our common stockholders’ equity is partially offset by dividends paid during the year ended November 30, 2012 and repurchases of approximately 7.7 million shares of our common stock during the period for $113.6 million.

The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share amounts):

	November 30,
	2012	2011
Common stockholders’ equity	$3,436,015	$3,224,312
Less: Goodwill and intangible assets	(380,929)	(385,589)

Tangible common stockholders’ equity	$3,055,086	$2,838,723
Shares outstanding	203,312	197,160
Unearned restricted stock(5)	(8,058)	(9,032)
Earned restricted stock units(6)	16,656	18,994
Other issuable shares(7)	2,706	11,284

Adjusted shares outstanding	214,616	218,406
Common book value per share(1)	$16.90	$16.35

Adjusted common book value per share(2)	$16.01	$14.76

Tangible common book value per share(3)	$15.03	$14.40

Adjusted tangible common book value per share(4)	$14.24	$13.00

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.

(2)	Adjusted common book value per share equals common stockholders’ equity divided by adjusted shares outstanding.

(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.

(4)	Adjusted tangible common book value per share equals tangible common stockholders’ equity divided by adjusted shares outstanding.

(5)	Unearned restricted stock represent shares that contain future service requirements and have either previously been issued and are included in shares outstanding or have previously been granted and are expected to be issued in the near-term and included in other issuable shares.

(6)	Earned restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and includes awards for which the future service requirements have been met.

(7)	Other issuable shares primarily includes shares issuable to settle previously granted restricted stock awards and shares issuable under the deferred compensation plan. As of November 30 2011, other shares issuable included restricted stock granted as part of year-end compensation, which were issued in the first quarter of 2012.

Tangible common stockholders’ equity, adjusted common book value per share, tangible common book value per share, and adjusted tangible common book value per share are “non-GAAP financial measures.” A “non-GAAP financial measure” is a numerical measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with U.S. GAAP, or for which there is no specific U.S. GAAP guidance. Goodwill and other intangible assets are subtracted from common stockholders’ equity in determining tangible common stockholders’ equity as we believe that goodwill and other intangible assets do not constitute operating assets, which can be deployed in a liquid manner. We calculate adjusted common book value per share as common stockholders’ equity divided by adjusted shares outstanding. We believe the adjustments to shares outstanding for unearned restricted stock, earned restricted stock units and other issuable shares reflect potential economic claims on our net assets enabling shareholders to better assess their standing with respect to our financial condition. Valuations of financial companies are often measured as a multiple of tangible common stockholders’ equity, inclusive of any dilutive effects, making these ratios, and changes in these ratios, a meaningful measurement for investors. At November 30, 2012, we have modified the calculation of adjusted common book value per share and adjusted tangible common book value per share from that utilized in prior periods and the prior period presented has been conformed to the new calculation method. We made this revision as we believe the new calculation presents a more straightforward presentation of the historical impact of earned restricted stock and restricted stock units on our net assets.

At November 30, 2012, we have $125.0 million of Series A convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 9,236,409 shares of our common stock at an effective conversion price of approximately $37.35 per share.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The following table sets for the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the years ended November 30, 2012 and 2011:

Declaration Date	Record Date	Payment Date	Dividend per common share
Year ended November 30, 2012:

December 19, 2011	January 17, 2012	February 15, 2012	$0.075
March 19, 2012	April 16, 2012	May 15, 2012	$0.075
June 18, 2012	July 16, 2012	August 15, 2012	$0.075
September 19, 2012	October 15, 2012	November 15, 2012	$0.075

Year ended November 30, 2011:

December 17, 2010	January 17, 2011	February 15, 2011	$0.075
March 21, 2011	April 15, 2011	May 16, 2011	$0.075
June 20, 2011	July 15, 2011	August 15, 2011	$0.075
September 20, 2011	October 17, 2011	November 15, 2011	$0.075

Additionally, on December 6, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on December 31, 2012 to stockholders of record as of December 21, 2012.

Net Capital

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Additionally, Jefferies Bache, LLC is registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of November 30, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$841,263	$794,419
Jefferies Execution	12,749	12,499
Jefferies High Yield Trading	566,040	565,790

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$252,281	$85,241

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, Inc. and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

	Daily VaR(1) Value-at-Risk In Trading Portfolios
	VaR as of November 30,		Daily VaR for the Year Ended November 30,
Risk Categories	2012	2011	2012			2011
			Average	High	Low	Average	High	Low
Interest Rates	$5.37	$6.17	$6.74	$13.40	$4.40	$8.41	$13.98	$3.26
Equity Prices	8.02	2.06	4.99	13.81	1.15	5.33	12.70	1.25
Currency Rates	0.37	0.32	0.66	1.94	0.18	0.77	2.07	0.04
Commodity Prices	0.77	1.25	1.26	2.55	0.45	1.36	2.90	0.53
Diversification Effect(2)	(3.12)	(3.29)	(2.99)	N/A	N/A	(4.96)	N/A	N/A

Firmwide	$11.41	$6.51	$10.66	$17.96	$5.38	$10.91	$19.17	$6.51

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Our average daily VaR decreased to $10.66 million for the year ended November 30, 2012 from $10.91 million for the year ended November 30, 2011. The decrease is primarily due to decreased interest rates risk resulting from reduced interest rate positioning in U.S. and European interest rate products and lower volatility in interest rate asset classes. Decreases across all the risk categories was partially offset by a decrease in the diversification benefit. Excluding our investment in Knight Capital, average VaR for the year ended November 30, 2012 was $8.75 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The chart below reflects our daily VaR over the last four quarters:

Our average VaR for the three months ended November 30, 2012 increased from the third fiscal quarter primarily from maintaining our holding in Knight Capital. Excluding Knight Capital, the decrease in our VaR over the three months ended November 30, 2012 resulted primarily from lower interest rate exposure due to lower volatility and interest rate spreads.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. (Prior to the second quarter of 2012, trading related revenue had excluded revenue from securitization activities for purposes of this analysis.) For a 95% confidence one day VaR model (i.e. no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e. once in every 20 days). During the three months ended and year ended November 30, 2012, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Daily Net Trading Revenue

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the year ended November, 2012 (in millions).

There were four days with trading losses out of a total of 253 trading days in the year ended November 30, 2012.

Scenario Analysis and Stress Tests

While VaR measures potential losses due to adverse changes in historical market prices and rates, we use stress testing to analyze the potential impact of specific events or moderate or extreme market moves on our current portfolio both firm wide and within business segments. Stress scenarios comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors. Indicative market changes in our scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates, changes in the shape of the yield curve and large moves in European markets. In addition, we also perform ad hoc stress tests and add new scenarios as market conditions dictate. Because our stress scenarios are meant to reflect market moves that occur over a period of time, our estimates of potential loss assume some level of position reduction for liquid positions. Unlike our VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability; rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

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

•

Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at November 30, 2012.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Current counterparty credit exposures at November 30, 2012 and November 30, 2011 are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at November 30, 2012, excluding cash and cash equivalents, 59% are investment grade counterparties, compared to 69% at November 30, 2011, and are mainly concentrated in North America. Of the credit exposure in Europe, approximately 85% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. When comparing our credit exposure at November 30, 2012 with credit exposure at November 30, 2011, excluding cash and cash equivalents, current exposure has increased 14% to approximately $1.1 billion from $925.6 million. The increase is primarily due to an increase in loan and repo balances.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
AAA Range	—	—	0.9	0.4	—	—	0.9	0.4	1,322.7	1,546.3	1,323.6	1,546.6
AA Range	—	—	178.3	80.9	18.9	116.7	197.2	197.6	149.7	211.8	346.9	409.4
A Range	—	—	157.8	227.6	71.7	149.5	229.5	377.1	1,134.0	634.6	1,363.5	1,011.7
BBB Range	50.0	—	120.2	41.5	20.7	20.3	190.9	61.8	86.2	1.7	277.1	63.5
BB or Lower	255.0	147.0	109.6	81.4	13.0	19.6	377.6	248.0	—	—	377.6	248.0
Unrated	57.5	35.0	—	—	1.7	6.0	59.2	41.0	—	—	59.2	41.0

Total	362.5	182.0	566.8	431.8	126.0	312.1	1,055.3	925.9	2,692.6	2,394.3	3,747.9	3,320.2

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Asia/Latin America/Other	12.5	—	75.2	75.7	5.9	30.2	93.6	105.9	4.8	14.1	98.4	120.0
Europe	—	—	131.3	194.3	39.8	117.2	171.1	311.5	713.5	509.2	884.6	820.7
North America	350.0	182.0	360.3	161.9	80.3	164.6	790.6	508.5	1,974.3	1,871.0	2,764.9	2,379.5

Total	362.5	182.0	566.8	431.8	126.0	312.1	1,055.3	925.9	2,692.6	2,394.3	3,747.9	3,320.2

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Asset Managers	—	—	57.0	64.2	0.2	3.3	57.2	67.5	1,322.7	1,546.3	1,379.9	1,613.8
Banks, Broker-dealers	—	—	389.8	255.7	66.9	214.1	456.7	469.7	1,369.9	848.0	1,826.6	1,317.8
Commodities	—	—	21.7	41.5	33.2	34.2	54.9	75.8		—	54.9	75.8
Other	362.5	182.0	98.3	70.4	25.7	60.4	486.5	312.8		—	486.5	312.8

Total	362.5	182.0	566.8	431.8	126.0	312.1	1,055.3	925.9	2,692.6	2,394.3	3,747.9	3,320.2

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 7, Derivative Financial Instruments, in our consolidated financial statements included within this Annual Report on Form 10-K.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor’s ultimate group parent. The following tables reflect our top exposure at November 30, 2012 and November 30, 2011 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	As of November 30, 2012
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Great Britain	$679.2	$(458.5)	$(64.3)	$13.0	$8.3	$409.9	$177.7	$587.6
Germany	516.8	(326.5)	(94.8)	62.4	5.1	122.2	163.0	285.2
Canada	149.0	(64.2)	(24.6)	103.9	13.0	—	177.1	177.1
Spain	283.3	(95.6)	(26.0)	4.6	—	0.2	166.3	166.5
Switzerland	46.6	(17.6)	(1.5)	16.2	22.2	84.4	65.9	150.3
Netherlands	247.5	(131.6)	(9.2)	11.6	0.2	0.4	118.5	118.9
Sweden	72.5	(16.0)	(0.6)	0.4	3.2	31.4	59.5	90.9
France	410.1	(342.5)	(69.0)	18.9	0.3	64.9	17.8	82.7
Japan	43.4	(23.1)	—	46.0	3.7	3.6	70.0	73.6
Luxembourg	66.8	(20.2)	1.1	2.3	—	—	50.0	50.0

Total	$2,515.2	$(1,495.8)	$(288.9)	$279.3	$56.0	$717.0	$1,065.8	$1,782.8

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

	As of November 30, 2011
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Great Britain	$475.8	$(306.2)	$(36.7)	$32.7	$40.3	$232.2	$205.9	$438.1
Germany	288.9	(160.9)	(27.6)	48.1	9.1	57.9	157.6	215.5
Netherlands	294.5	(119.5)	(34.3)	52.9	4.9	0.1	198.5	198.6
France	154.5	(109.0)	13.9	31.6	23.7	46.5	114.7	161.2
Spain	240.2	(137.0)	(18.7)	2.9	—	33.6	87.4	121.0
Canada	66.5	(40.6)	10.0	30.6	1.4	50.0	67.9	117.9
Belgium	52.8	(36.6)	(3.3)	1.0	—	54.2	13.9	68.1
Switzerland	52.4	(62.4)	(7.7)	17.7	31.0	33.4	31.0	64.4
Japan	16.0	(7.0)	0.2	16.0	7.4	8.7	32.6	41.3
Sweden	34.0	(22.9)	(27.1)	2.8	4.0	50.0	(9.2)	40.8

Total	$1,675.6	$(1,002.1)	$(131.3)	$236.3	$121.8	$566.6	$900.3	$1,466.9

As of November 30, 2012, the largest components of our exposure to Spain are a net exposure of $96 million to Spanish sovereign debt and a net exposure of $63 million to structured products issued by Spanish entities. The sovereign debt is concentrated in maturities of one year or less, with no material positioning beyond that. The structured products positions are backed by a variety of collateral types with 98% of the products classified within Level 2 of the fair value hierarchy.

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our net exposure to sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was net long $233.9 million at November 30, 2012, which is approximately 6.2% of stockholders’ equity.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at November 30, 2012 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

	As of November 30, 2012
(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned — Debt securities
Greece	$2.2	(4)	$0.1	$0.5	(4)	$2.0	$4.8
Ireland	42.8	(4)	4.9	12.8	(4)	—	60.5
Italy	731.0	(4)	6.7	6.0	(4)	33.0	776.7
Portugal	5.4	(4)	0.4	6.6	(4)	18.0	30.4
Spain	125.5	(4)	7.5	87.3	(4)	63.0	283.3

Total fair value of long debt securities(1)	906.9	(4)	19.6	113.2	(4)	116.0	1,155.7

Financial instruments sold — Debt securities
Greece	0.7		—	0.1		—	0.8
Ireland	18.4		7.1	1.0		—	26.5
Italy	622.8		14.0	4.2		—	641.0
Portugal	1.8		1.1	9.0		—	11.9
Spain	29.3		2.6	63.7		—	95.6

Total fair value of short debt securities(2)	673.0		24.8	78.0		—	775.8

Total net fair value of debt securities	233.9		(5.2)	35.2		116.0	379.9

Derivative contracts — long notional exposure
Greece	—		—	—		—	—
Ireland	—		11.0	—		—	11.0
Italy	50.4	(5)	—	—		—	50.4
Portugal	—		—	—		—	—
Spain	—		—	—		—	—

Total notional amount — long(6)	50.4		11.0	—		—	61.4

Derivative contracts — short notional exposure
Greece	—		—	—		—	—
Ireland	—		3.8	—		—	3.8
Italy	224.6	(5)	0.8	39.0		—	264.4
Portugal	—		—	—		—	—
Spain	—		—	26.0		—	26.0

Total notional amount — short(6)	224.6		4.6	65.0		—	294.2

Total net derivative notional exposure(3)	(174.2)		6.4	(65.0)		—	(232.8)

Total net exposure to select European countries	$59.7		$1.2	$(29.8)		$116.0	$147.1

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned — corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased — corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.

(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.

(4)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.

(6)	See further information regarding derivatives on the tables following.

	As of November 30, 2012
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Financial instruments owned:
Long sovereign debt securities(1)	$2.2	$42.8	$731.0	$5.4	$125.5	$906.9
Long non-sovereign debt securities(1)	2.6	17.7	45.7	25.0	157.8	248.8

Total long debt securities	4.8	60.5	776.7	30.4	283.3	1,155.7

Financial instruments sold, not yet purchased:
Short sovereign debt securities	0.7	18.4	622.8	1.8	29.3	673.0
Short non-sovereign debt securities	0.1	8.1	18.2	10.1	66.3	102.8

Total short debt securities	0.8	26.5	641.0	11.9	95.6	775.8

Net fair value — debt securities	4.0	34.0	135.7	18.5	187.7	379.9
Net derivatives notional amount	—	7.2	(214.0)	—	(26.0)	(232.8)

Total net exposure to select European countries	$4.0	$41.2	$(78.3)	$18.5	$161.7	$147.1

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

For the quarter ended November 30, 2012, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance
Financial instruments owned — Debt securities
Greece	$—	$1.2	$1.2
Ireland	39.6	2.3	41.9
Italy	1,549.5	332.9	1,882.4
Portugal	2.9	4.5	7.4
Spain	34.9	105.6	140.5

Total average fair value of long debt securities(1)	1,626.9	446.5	2,073.4

Financial instruments sold — Debt securities
Greece	—	0.4	0.4
Ireland	17.6	1.3	18.9
Italy	684.9	625.4	1,310.3
Portugal	—	5.3	5.3
Spain	0.3	139.9	140.2

Total average fair value of short debt securities	702.8	772.3	1,475.1

Total average net fair value of debt securities	924.1	(325.8)	598.3

Derivative contracts — long notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	24.0 (2)	24.0	(2)
Portugal	—	—	—
Spain	—	—	—

Total average notional amount — long	—	24.0	24.0

Derivative contracts — short notional exposure
Greece	—	—	—
Ireland	—	8.0	8.0
Italy	—	221.5	221.5
Portugal	—	—	—
Spain	—	—	—

Total average notional amount — short	—	229.5	229.5

Total average net derivative notional exposure(3)	—	(205.5)	(205.5)

Total average net exposure to select European countries	$924.1	$(531.3)	$392.8

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

(2)	These positions are comprised of bond futures executed on exchanges outside Italy.

(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain as of November 30, 2012. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, we have immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

	As of November 30, 2012
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts — long notional exposure
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	50.4	—	—	50.4
Listed equity options	—	11.0	—	—	—	11.0

Total notional amount — long	—	11.0	50.4	—	—	61.4

Derivative contracts — short notional exposure
Credit default swaps	—	—	39.0	—	25.9	64.9
Bond future contracts	—	—	224.6	—	—	224.6
Listed equity options	—	3.8	0.8	—	0.1	4.7

Total notional amount — short	—	3.8	264.4	—	26.0	294.2

Net derivatives notional amount	$—	$7.2	$(214.0)	$—	$(26.0)	$(232.8)

The following table provides the fair value of the above derivative contracts at November 30, 2012 (in millions):

	As of November 30, 2012
	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts — long fair value
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	(0.5)	—	—	—	(0.5)

Total fair value — long	—	(0.5)	—	—	—	(0.5)

Derivative contracts — short fair value
Credit default swaps	—	—	(2.1)	—	(1.1)	(3.2)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	—	—	—	0.1	0.1

Total fair value — short	—	—	(2.1)	—	(1.0)	(3.1)

Net derivatives fair value	$—	$(0.5)	$2.1	$—	$1.0	$2.6

JEFFERIES GROUP, INC. AND SUBSIDIARIES — (Continued)

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At November 30, 2012, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	As of November 30, 2012
	Reverse Repurchase Agreements(1)	Repurchase Agreements(1)	Net
Greece	$1.3	$0.4	$0.9
Ireland	24.0	60.2	(36.2)
Italy	776.4	744.2	32.2
Portugal	9.6	1.1	8.5
Spain	79.1	175.4	(96.3)

Total	$890.4	$981.3	$(90.9)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

Management evaluated our internal control over financial reporting as of November 30, 2012 which included the internal control over financial reporting for the Global Commodities Group (now operating as Jefferies Bache) acquired from Prudential Financial, Inc. on July 1, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2012, our internal control over financial reporting was effective.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 76.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

We have audited the internal control over financial reporting of Jefferies Group, Inc., and subsidiaries (the “Company”) as of November 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2012 of the Company and our report dated January 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jefferies Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries (the “Company”) as of November 30, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years ended November 30, 2012 and 2011, and for the eleven month period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended November 30, 2012 and 2011, and for the eleven month period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from December 31 to November 30.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 28, 2013

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands)

	November 30,
	2012	2011
ASSETS
Cash and cash equivalents	$2,692,595	$2,393,797
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	4,082,595	3,344,960
Financial instruments owned, at fair value, including securities pledged of $12,334,745 and $12,452,970 at November 30, 2012 and 2011, respectively:
Corporate equity securities	1,762,775	1,235,079
Corporate debt securities	3,038,146	2,868,304
Government, federal agency and other sovereign obligations	5,153,750	7,471,563
Mortgage- and asset-backed securities	5,468,284	3,923,303
Loans and other receivables	678,311	376,146
Derivatives	298,086	525,893
Investments, at fair value	127,023	105,585
Physical commodities	144,016	172,668

Total financial instruments owned, at fair value	16,670,391	16,678,541
Investments in managed funds	57,763	70,740
Loans to and investments in related parties	586,420	594,538
Securities borrowed	5,094,679	5,169,689
Securities purchased under agreements to resell	3,357,602	2,893,043
Securities received as collateral	—	21,862
Receivables:
Brokers, dealers and clearing organizations	1,424,027	1,235,393
Customers	916,284	1,116,982
Fees, interest and other	196,811	163,092
Premises and equipment	185,991	175,139
Goodwill	365,670	365,574
Other assets	662,713	748,072

Total assets	$36,293,541	$34,971,422

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — CONTINUED

(In thousands, except share amounts)

	November 30,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$150,000	$52,721
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,539,332	1,330,096
Corporate debt securities	1,389,312	1,614,493
Government, federal agency and other sovereign obligations	3,666,112	3,209,713
Mortgage- and asset-backed securities	241,211	50,517
Loans	207,227	151,117
Derivatives	229,127	249,037
Physical commodities	183,142	—

Total financial instruments sold, not yet purchased, at fair value	7,455,463	6,604,973
Securities loaned	1,934,355	1,706,308
Securities sold under agreements to repurchase	8,181,250	9,620,663
Obligation to return securities received as collateral	—	21,862
Payables:
Brokers, dealers and clearing organizations	2,819,677	2,816,877
Customers	5,568,017	4,763,364
Accrued expenses and other liabilities	1,124,368	803,219
Long-term debt	4,804,607	4,608,926
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	348,051	310,534

Total liabilities	32,510,788	31,434,447

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 204,147,007 shares at November 30, 2012 and 197,197,848 shares at November 30, 2011	20	20
Additional paid-in capital	2,219,959	2,207,410
Retained earnings	1,281,855	1,067,858
Treasury stock, at cost, 835,033 shares at November 30, 2012 and 37,842 shares at November 30, 2011	(12,682)	(486)
Accumulated other comprehensive loss:
Currency translation adjustments	(38,009)	(39,520)
Additional minimum pension liability	(15,128)	(10,970)

Total accumulated other comprehensive loss	(53,137)	(50,490)

Total common stockholders’ equity	3,436,015	3,224,312
Noncontrolling interests	346,738	312,663

Total stockholders’ equity	3,782,753	3,536,975

Total liabilities and stockholders’ equity	$36,293,541	$34,971,422

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

	November 30,
	2012	2011
Assets
Cash and cash equivalents	$388,279	$345,959
Financial instruments owned, at fair value
Corporate equity securities	105,271	61,670
Corporate debt securities	394,043	326,549
Mortgage- and asset-backed securities	15,589	41,004
Loans and other receivables	383,667	281,416
Derivatives	—	569
Investments, at fair value	5,836	1,570

Total financial instruments owned, at fair value	904,406	712,778
Receivables:
Brokers, dealers and clearing organizations	236,594	150,592
Fees, interest and other	10,931	7,396
Other assets	348	385

Total assets	1,540,558	1,217,110

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	—	7,122
Corporate debt securities	325,979	200,223
Loans	199,610	117,958
Derivatives	505	935

Total financial instruments sold, not yet purchased, at fair value	526,094	326,238
Payables:
Brokers, dealers and clearing organizations	201,237	105,165
Accrued expenses and other liabilities	72,956	9,740
Mandatorily redeemable preferred interests of consolidated subsidiaries	348,051	310,534

Total liabilities	$1,148,338	$751,677

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Revenues:
Commissions	$485,569	$534,726	$466,246
Principal transactions	1,035,974	428,035	509,070
Investment banking	1,125,883	1,122,528	890,334
Asset management fees and investment income from managed funds	26,966	44,125	16,785
Interest	1,031,839	1,248,132	852,494
Other	164,974	152,092	62,417

Total revenues	3,871,205	3,529,638	2,797,346
Interest expense	872,421	980,825	605,096

Net revenues	2,998,784	2,548,813	2,192,250
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	42,883	3,622	14,916

Net revenues, less mandatorily redeemable preferred interests	2,955,901	2,545,191	2,177,334

Non-interest expenses:
Compensation and benefits	1,770,798	1,482,604	1,282,644
Non-compensation expenses:
Floor brokerage and clearing fees	120,145	126,313	110,835
Technology and communications	244,511	215,940	160,987
Occupancy and equipment rental	97,397	84,951	68,085
Business development	95,330	93,645	62,015
Professional services	73,427	66,305	49,080
Other	62,498	56,099	47,017

Total non-compensation expenses	693,308	643,253	498,019

Total non-interest expenses	2,464,106	2,125,857	1,780,663

Earnings before income taxes	491,795	419,334	396,671
Income tax expense	168,646	132,966	156,404

Net earnings	323,149	286,368	240,267
Net earnings to noncontrolling interests	40,740	1,750	16,601

Net earnings to common shareholders	$282,409	$284,618	$223,666

Earnings per common share:
Basic	$1.23	$1.28	$1.10
Diluted	$1.22	$1.28	$1.09
Dividends declared per common share	$0.30	$0.30	$0.30
Weighted average common shares:
Basic	215,989	211,056	196,393
Diluted	220,101	215,171	200,511

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Net earnings	$323,149	$286,368	$240,267

Other comprehensive income, net of tax:
Currency translation adjustments	1,511	3,339	(8,490)
Minimum pension liability adjustments, net of tax(1)	(4,158)	(2,551)	(1,162)

Total other comprehensive (loss) income, net of tax(2)	(2,647)	788	(9,652)

Comprehensive income	320,502	287,156	230,615
Net earnings attributable to noncontrolling interests	40,740	1,750	16,601

Comprehensive income to common shareholders	$279,762	$285,406	$214,014

(1)	Includes income tax benefit of $0.2 million, $1.8 million and $0.8 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

(2)	Total other comprehensive (loss) income, net of tax, is attributable to common shareholders. No other comprehensive (loss) income is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$20	$19
Issued	1	2	1
Retired	(1)	(2)	—

Balance, end of period	20	20	20

Additional paid-in capital
Balance, beginning of period	2,207,410	2,218,123	2,036,087
Benefit plan share activity(1)	12,076	31,176	19,230
Share-based expense, net of forfeitures and clawbacks	83,769	134,076	149,799
Proceeds from exercise of stock options	104	95	108
Acquisitions and contingent consideration	—	419	419
Tax benefit for issuance of share-based awards	19,789	32,200	2,965
Equity component of convertible debt, net of tax	(427)	(217)	—
Dividend equivalents on share-based plans	6,531	8,883	9,515
Issuance of treasury stock	—	97,770	—
Retirement of treasury stock	(109,293)	(315,115)	—

Balance, end of period	2,219,959	2,207,410	2,218,123

Retained earnings
Balance, beginning of period	1,067,858	850,654	688,039
Net earnings to common shareholders	282,409	284,618	223,666
Dividends	(68,412)	(67,414)	(61,051)

Balance, end of period	1,281,855	1,067,858	850,654

Treasury stock, at cost
Balance, beginning of period	(486)	(539,530)	(384,379)
Purchases	(113,562)	(152,827)	(140,071)
Returns / forfeitures	(7,928)	(20,368)	(15,080)
Issued	—	397,122	—
Retirement of treasury stock	109,294	315,117	—

Balance, end of period	(12,682)	(486)	(539,530)

Accumulated other comprehensive loss
Balance, beginning of period	(50,490)	(51,278)	(41,626)
Currency adjustment	1,511	3,339	(8,490)
Pension adjustment, net of tax	(4,158)	(2,551)	(1,162)

Balance, end of period	(53,137)	(50,490)	(51,278)

Total common stockholders’ equity	3,436,015	3,224,312	2,477,989

Noncontrolling interests
Balance, beginning of period	312,663	332,976	321,538
Net earnings attributable to noncontrolling interests	40,740	1,750	16,601
Contributions	—	1,713	12,433
Distributions	(13,570)	(22,056)	(15,177)
Consolidation (deconsolidation) of asset management entity	6,905	(1,720)	(5,477)
Adoption of accounting changes to ASC 810	—	—	3,058

Balance, end of period	346,738	312,663	332,976

Total stockholders’ equity	$3,782,753	$3,536,975	$2,810,965

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net earnings	$323,149	$286,368	$240,267

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	72,692	68,522	42,087
Bargain purchase gain	(3,368)	(52,509)	—
Gain on repurchase of long-term debt	(9,898)	(21,107)	—
Gain on sale of mortgage servicing rights	(23,826)	—	—
Fees related to assigned management agreements	(4,094)	(3,724)	(3,590)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	42,883	3,622	14,916
Accruals related to various benefit plans and stock issuances, net of forfeitures	87,918	144,886	153,950
Deferred income taxes	84,643	30,177	4,389
(Increase) decrease in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(738,117)	1,417,107	(546,793)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(101,903)	1,652,426	(1,062,106)
Customers	200,679	385,686	(321,008)
Fees, interest and other	(33,694)	3,856	(57,482)
Decrease in securities borrowed	75,379	3,014,442	52,634
Decrease (increase) in financial instruments owned	52,737	299,558	(6,434,698)
Decrease (increase) in loans to and investments in related parties	7,302	(375,031)	(27,443)
Decrease (increase) in investments in managed funds	12,977	60,855	(9,833)
(Increase) decrease in securities purchased under agreements to resell	(463,829)	372,470	266,132
Increase in other assets	(22,178)	(122,568)	(123,933)
(Decrease) increase in payables:
Brokers, dealers and clearing organizations	(82,031)	880,998	1,001,155
Customers	804,539	(2,324,839)	467,164
Increase (decrease) in securities loaned	227,737	(1,428,852)	(455,750)
Increase (decrease) in financial instruments sold, not yet purchased	801,971	(2,892,462)	3,685,421
(Decrease) increase in securities sold under agreements to repurchase	(1,439,130)	(1,083,191)	2,444,802
Increase (decrease) in accrued expenses and other liabilities	316,367	(599,677)	218,255

Net cash provided by (used in) operating activities	188,905	(282,987)	(451,464)

Cash flows from investing activities:
Net payments on premises and equipment	(63,236)	(77,330)	(38,426)
Consolidation (deconsolidation) of asset management entity	9,711	—	(407)
Cash received (paid) in connection with acquisition during the period, net of cash acquired	2,257	(320,697)	—
Cash received from sales of mortgage servicing rights	30,851	—	—
Cash received from contingent consideration	4,104	3,733	2,930
Cash paid from contingent consideration	(1,172)	(754)	(8,332)

Net cash used in investing activities	(17,485)	(395,048)	(44,235)

Continued on next page.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(In thousands)

	Year Ended		Eleven Months Ended November 30, 2010
	November 30, 2012	November 30, 2011
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$31,413	$34,552	$2,397
Proceeds from short-term borrowings	12,912,063	3,032,010	2,446,000
Payments on short-term borrowings	(12,819,557)	(3,283,231)	(2,446,000)
Proceeds from secured credit facility	1,325,000	260,000	—
Payments on secured credit facility	(1,075,000)	(160,000)	—
Repayment of long-term debt	(253,232)	—	—
Payments on repurchase of long-term debt	(1,435)	(49,692)	—
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(5,366)	(8,973)	(17,078)
Payments on repurchase of common stock	(113,562)	(152,827)	(140,071)
Payments on dividends	(61,881)	(58,531)	(51,536)
Proceeds from exercise of stock options, not including tax benefits	104	95	108
Net proceeds from (payments on):
Issuance of common shares	—	494,892	—
Issuance of senior notes, net of issuance costs	201,010	794,587	1,041,353
Noncontrolling interest	(13,570)	(20,343)	(2,744)

Net cash provided by financing activities	125,987	882,539	832,429

Effect of foreign currency translation on cash and cash equivalents	1,391	295	(899)

Net increase in cash and cash equivalents	298,798	204,799	335,831
Cash and cash equivalents at beginning of period	2,393,797	2,188,998	1,853,167

Cash and cash equivalents at end of period	$2,692,595	$2,393,797	$2,188,998

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$869,354	$943,031	$579,915
Income taxes, net of refunds	43,113	153,416	182,633
Acquisitions:
Fair value of assets acquired		$4,703,560
Liabilities assumed		(4,229,011)
Bargain purchase gain		(52,509)

Total purchase price		422,040
Cash acquired		(101,343)

Cash paid for acquisition, net of cash acquired		$320,697

In 2012, the additional minimum pension liability included in stockholders’ equity of $15.1 million resulted from an increase of $4.2 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2011, the additional minimum pension liability included in stockholders’ equity of $11.0 million resulted from an increase of $2.6 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

In 2010, the additional minimum pension liability included in stockholders’ equity of $8.5 million resulted from an increase of $1.2 million to accrued expenses and other liabilities and an offsetting decrease in stockholders’ equity.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

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

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). The Global Commodities Group provided execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. The acquisition allowed us to offer clients globally an increased range of products, including exchange-traded futures and over-the-counter trading in energy, metals and agricultural markets. On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). The acquired business represented the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services. The acquisition of Hoare Govett provided us with the opportunity to continue our growth in corporate broking and significantly expand the capabilities and reach of our established European Investment Banking and Equities businesses. See Note 4, Acquisitions for further details.

On November 12, 2012, we announced a definitive merger agreement with Leucadia National Corporation (“Leucadia”) (the “Merger Agreement”) whereby Jefferies shareholders (other than Leucadia, which currently owns approximately 28.6% of Jefferies outstanding common shares) will receive 0.81 of a share of Leucadia common stock for each share of Jefferies common stock they hold. The merger, which is expected to close during the first quarter of 2013, is subject to customary closing conditions, including approval to effect the merger by both Leucadia and Jefferies shareholders. Upon the closing of the merger, Richard Handler, current Chief Executive Officer and Chairman of Jefferies, will remain in these positions and also become the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, the Chairman of the Executive Committee of Jefferies, will remain in this position and will also become Leucadia’s President and one of Leucadia’s Directors. Upon the merger, Jefferies will continue to operate as a full-service global investment banking firm in its current form and will retain a credit rating that is separate from Leucadia. We intend to remain an SEC reporting company, regularly filing annual, quarterly and periodic financial reports.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Change in Year End

On April 19, 2010, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending November 30. Accordingly, financial information presented in this report are as of and for the twelve months ended November 30, 2012 and 2011 and as of and for the eleven month transition period beginning January 1, 2010 through November 30, 2010.

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

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders’ Equity. The portion of net earnings attributable to the noncontrolling interests are presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded within Other revenues or Principal transaction revenues. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Soft dollar expenses amounted to $31.9 million, $47.9 million and $37.0 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

Pursuant to clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services which are recorded in Other revenue. In November 2010, we entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price was dependent on the number and amount of client accounts that convert to the purchaser’s platform and revenue was recognized upon the completed transfer of client accounts. Proceeds amounted to $11.0 million, of which $9.1 million was recognized in 2011 and the balance in 2012, and is included within Other revenues in the Consolidated Statement of Earnings.

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

Investment Banking.    Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements and netted against revenues. Unreimbursed expenses with no related revenues are included in Business development and Professional services expenses in the Consolidated Statements of Earnings.

Asset Management Fees and Investment Income From Managed Funds.    Asset management fees and investment income from managed funds include revenues we earn from management, administrative and performance fees from funds and accounts managed by us, revenues from management and performance fees we earn from related-party managed funds and investment income from our investments in these funds. We earn fees in connection with management and investment advisory services performed for various funds and managed accounts. These fees are based on assets under management or an agreed upon notional amount and may include performance fees based upon the performance of the funds. Management and administrative fees are generally recognized over the period that the related service is provided. Generally, performance fees are earned when the return on assets under management exceeds certain benchmark returns, “high-water marks” or other performance targets. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Third Party Pricing Information.    Pricing information obtained from external data providers and pricing services may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers and pricing services in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the service providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor services are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

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

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 11, Investments, and Note 24, Related Party Transactions, for additional information regarding certain of these investments.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. As of November 30, 2012 and November 30, 2011, furniture, fixtures and equipment amounted to $266.2 million and $246.5 million, respectively, and leasehold improvements amounted to $133.1 million and $122.9 million, respectively. Accumulated depreciation and amortization was $213.3 million and $194.3 million as of November 30, 2012 and November 30, 2011, respectively. Included within furniture, fixtures and equipment is equipment recorded under capital leases with a cost of $19.5 million, which is being amortized over the lease term.

Depreciation and amortization expense amounted to $50.5 million, $43.7 million and $35.3 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

Goodwill and Intangible Assets

Goodwill.    At least annually, and more frequently if warranted, we assess whether goodwill has been impaired by comparing the estimated fair value of each reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any. The methodologies we utilize in estimating the fair value of reporting units include market capitalization,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Our annual goodwill impairment testing date is June 1. Refer to Note 12, Goodwill and Other Intangible Assets for further details on our assessment of goodwill.

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

An intangible asset with an indefinite useful life is not amortized but assessed annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset. Subsequent reversal of impairment losses is not permitted. Our annual indefinite-lived intangible asset impairment testing date is June 1.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally share-based compensation, long-term debt and tax amortization of intangible assets. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

The tax benefit related to dividends and dividend equivalents paid on nonvested share-based payment awards and outstanding equity options is recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Stockholders’ Equity.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

November 30, 2012 and 2011

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

When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other liabilities in the Consolidated Statements of Financial Condition.

Note 3.	Accounting Developments

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. We adopted this guidance on March 1, 2012 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

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

Note 4.	Acquisitions

Global Commodities Group

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group from Prudential. Total cash payments made as consideration for the acquisition were $422.0 million. The acquisition included 100% of the equity interests in Prudential Bache Commodities LLC, a U.S.-based full-service futures commission merchant; Prudential Bache Securities LLC, a US-based registered broker-dealer, which has since merged with Jefferies; Bache Commodities Limited, a UK-based global commodities and financial derivatives broker; Prudential Bache Financial Services, Inc., a global over-the-counter commodities dealer; and Bache Commodities (Hong Kong) Ltd., a Hong Kong-based licensed futures dealer. In addition, we acquired related information technology assets and contracts used by the Global Commodities Group. We refer to this business collectively as “Jefferies Bache.” The business of Jefferies Bache is included within the Capital Markets business segment.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. A statement of the fair value of assets acquired and liabilities assumed on July 1, 2011, the purchase price and the resulting bargain purchase gain of approximately $52.5 million is presented below (in thousands):

Assets acquired:
Cash and cash equivalents	$101,343
Cash and securities segregated	3,130,586
Financial instruments owned, at fair value	918,598
Securities purchased under agreements to resell	1,489
Receivables:
Brokers, dealers and clearing organizations	313,939
Customers	173,477
Fees, interest and other	122
Premises and equipment(1)	13,611
Indefinite-lived intangible exchange memberships and licenses(2)	11,219
Finite-lived intangible customer relationships(2)(3)	5,800
Trade names(2)(4)	1,300
Other assets	32,076

Total assets	$4,703,560

Liabilities assumed:
Short-term borrowings	$301,027
Financial instruments sold, not yet purchased, at fair value	267,200
Payables:
Brokers, dealers and clearing organizations	43,588
Customers	3,384,263
Accrued expenses and other liabilities	232,933

Total liabilities	$4,229,011

Fair value of net assets acquired	$474,549
Purchase price:
Cash	$422,040
Total purchase price	$422,040

Bargain purchase gain(5)	$52,509

(1)	We recognized in the acquisition approximately $6.3 million of internally developed software that is recorded within Premises and equipment on the Consolidated Statement of Financial Condition.

(2)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition. See Note 12, Goodwill and Other Intangible Assets for further details.

(3)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted-average useful life of approximately 9.6 years.

(4)	The fair value of the Bache trade name is amortized on a straight line basis over a useful life of 1.5 years.

(5)	The bargain purchase gain is included in Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2011, is not taxable and is reported within the Capital Markets business segment.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following unaudited pro forma combined financial information presents the 2011 and 2010 results as they may have appeared if the acquisition of Jefferies Bache had been completed on December 1, 2010 and January 1, 2010.

(in millions, except per share data)	Twelve months ended November 30, 2011	Eleven months ended November 30, 2010
Total net revenues	$2,686.2	$2,447.3
Net earnings to common shareholders	$303.7	$288.2
Earnings per common share:
Basic	$1.37	$1.41
Diluted	$1.36	$1.40
Weighted average common shares (in thousands):
Basic	211,056	196,393
Diluted	215,171	200,511

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not purport to be indicative of the financial results we would have achieved had the acquisition been completed as of December 1, 2010 and January 1, 2010, nor is it indicative of the results of operations in future periods.

The pro forma information was derived from historical financial information for 2011 and 2010 adjusted to give effect for events directly attributable to the acquisition and factually supportable and, expected to have a continuing impact on the combined results. The adjustments include:

a.	the bargain purchase gain of $52.5 million has been included in Net revenues and Net earnings for the eleven months ended November 30, 2010;

b.	an adjustment to reflect Global Commodities Group’s physical commodities at fair value;

c.	acquisition costs totaling $4.4 million recognized in Professional services has been included in the eleven months ended November 30, 2010;

d.	additional amortization expense on the acquired intangible assets and internally developed software of $1.6 million in aggregate for the twelve months ended November 30, 2011 and $1.9 million for the eleven months ended November 30, 2010;

e.	the recording of income tax expense resulting from the pro forma adjustments before tax at an effective rate of 32.1% and 35.0% for the twelve months ended November 30, 2011 and eleven months ended November 30, 2010, respectively.

Hoare Govett

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from RBS. Total cash consideration paid by us to RBS for the acquisition was £1. In addition, under the terms of the purchase agreement RBS agreed to pay us approximately £1.9 million towards retention payments made to certain employees, which constituted a reduction of the final purchase price. The business acquired represents the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services, as well as certain equity sales and trading activities. The acquisition included the Hoare Govett trade name, domain name, client agreements and the exclusive right to carry on the business in succession to RBS.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2012 and is reported within the Capital Markets business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. See Note 12, Goodwill and Other Intangible Assets for further details. The fair value of the intangible asset is amortized on a straight line basis over a useful life of 5 years. Additionally, on February 1, 2012, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the year ended November 30, 2012 include the results of operations of Hoare Govett for the period from February 1, 2012 to November 30, 2012. The acquisition closed on February 29, 2012.

Note 5.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of November 30, 2012 and 2011 (in thousands):

	November 30,
	2012	2011
Cash and cash equivalents:
Cash in banks	$1,038,664	$846,990
Money market investments	1,653,931	1,546,807

Total cash and cash equivalents	$2,692,595	$2,393,797

Cash and securities segregated(1)	$4,082,595	$3,344,960

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 6.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2012 and 2011 by level within the fair value hierarchy (in thousands):

	November 30, 2012
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,608,715	$137,245	$16,815	$—	$1,762,775
Corporate debt securities	—	3,034,515	3,631	—	3,038,146
Collateralized debt obligations	—	87,239	31,255	—	118,494
U.S. government and federal agency securities	1,720,617	115,310	—	—	1,835,927
Municipal securities	—	619,969	—	—	619,969
Sovereign obligations	1,722,044	975,810	—	—	2,697,854
Residential mortgage-backed securities	—	4,008,844	156,069	—	4,164,913
Commercial mortgage-backed securities	—	1,060,333	30,202	—	1,090,535
Other asset-backed securities	—	93,228	1,114	—	94,342
Loans and other receivables	—	497,918	180,393	—	678,311
Derivatives	615,024	1,547,984	328	(1,865,250)	298,086
Investments at fair value	—	43,126	83,897	—	127,023
Physical commodities	—	144,016	—	—	144,016

Total financial instruments owned	$5,666,400	$12,365,537	$503,704	$(1,865,250)	$16,670,391

Level 3 financial instruments for which the firm does not bear economic exposure(3)			(53,289)

Level 3 financial instruments for which the firm bears economic exposure			$450,415

Cash and cash equivalents	$2,692,595	$—	$—	$—	$2,692,595
Investments in managed funds	$—	$—	$57,763	$—	$57,763
Cash and securities segregated and on deposit for regulatory purposes(4)	$4,082,595	$—	$—	$—	$4,082,595

Total Level 3 assets for which the firm bears economic exposure			$508,178

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,442,347	$96,947	$38	$—	$1,539,332
Corporate debt securities	—	1,389,312	—	—	1,389,312
U.S. government and federal agency securities	1,428,746	250,387	—	—	1,679,133
Sovereign obligations	1,395,355	591,624	—	—	1,986,979
Residential mortgage-backed securities	—	239,063	—	—	239,063
Commercial mortgage-backed securities	—	2,148	—	—	2,148
Loans	—	205,516	1,711	—	207,227
Derivatives	547,605	1,684,884	9,516	(2,012,878)	229,127
Physical commodities	—	183,142	—	—	183,142

Total financial instruments sold, not yet purchased	$4,814,053	$4,643,023	$11,265	$(2,012,878)	$7,455,463

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $404.3 million.

	As of November 30, 2011
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting(2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,088,358	$133,232	$13,489	$—	$1,235,079
Corporate debt securities	1,521	2,818,643	48,140	—	2,868,304
Collateralized debt obligations	—	102,209	47,988	—	150,197
U.S. government and federal agency securities	5,443,721	266,460	—	—	5,710,181
Municipal securities	—	582,497	6,904	—	589,401
Sovereign obligations	737,082	434,759	140	—	1,171,981
Residential mortgage-backed securities	—	2,961,682	149,965	—	3,111,647
Commercial mortgage-backed securities	—	582,974	52,407	—	635,381
Other asset-backed securities	—	22,794	3,284	—	26,078
Loans and other receivables	—	278,855	97,291	—	376,146
Derivatives	632,148	2,344,625	124	(2,451,004)	525,893
Investments at fair value	—	27,259	78,326	—	105,585
Physical commodities	—	172,668	—	—	172,668

Total financial instruments owned	$7,902,830	$10,728,657	$498,058	$(2,451,004)	$16,678,541

Level 3 financial instruments for which the firm does not bear economic exposure(3)			$(45,901)

Level 3 financial instruments for which the firm bears economic exposure			$452,157

Cash and cash equivalents	$2,393,797	$—	$—	$—	$2,393,797
Investments in managed funds	$—	$—	$70,740	$—	$70,740
Cash and securities segregated and on deposit for regulatory purposes(4)	$3,344,960	$—	$—	$—	$3,344,960
Securities received as collateral	$21,862	$—	$—	$—	$21,862

Total Level 3 assets for which the firm bears economic exposure			$522,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,266,096	$64,000	$—	$—	$1,330,096
Corporate debt securities	—	1,614,419	74	—	1,614,493
U.S. government and federal agency securities	2,032,091	9,685	—	—	2,041,776
Municipal securities	—	90	—	—	90
Sovereign obligations	790,568	377,279	—	—	1,167,847
Residential mortgage-backed securities	—	50,517	—	—	50,517
Loans	—	140,960	10,157	—	151,117
Derivatives	535,503	2,289,759	9,409	(2,585,634)	249,037

Total financial instruments sold, not yet purchased	$4,624,258	$4,546,709	$19,640	$(2,585,634)	$6,604,973

Obligation to return securities received as collateral	$21,862	$—	$—	$—	$21,862

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2011.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.

(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $115.0 million.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions or based on valuations received from third party brokers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

•

Agency Residential Inverse Interest-Only Securities (“Agency Inverse IOs”):    The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

•

Non-Agency Residential Mortgage-Backed Securities:    Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.

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

Loans and Other Receivables

•

Corporate Loans:    Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by market transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy, are measured based on market price quotations that are considered to be less transparent,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•

OTC Derivative Contracts:    Over-the-counter (“OTC”) derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

OTC options include OTC equity, foreign exchange and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

valuations of our commodity swaps, which incorporate observable inputs related to commodity spot prices and forward curves. Credit defaults swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate its trading in precious metals the Company undertakes leasing of such precious metals. The fee earned or paid for such leases are recorded as Principal transactions revenues on the consolidated statements of earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and shares in non-U.S. exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at November 30, 2012 and 2011 (in thousands):

	November 30, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$19,554	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	612	—	—
Fund of Funds(3)	604	106	—
Equity Funds(4)	69,223	59,272	—
Convertible Bond Funds(5)	3,002	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$93,014	$59,378

	November 30, 2011
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds(1)	$27,604	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	938	—	—
Fund of Funds(3)	772	126	—
Equity Funds(4)	88,294	74,283	—
Convertible Bond Funds(5)	2,827	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$120,454	$74,409

(1)

This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2012 and 2011, investments representing approximately 96% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 — 65 days prior written notice, and includes investments in private asset

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

management funds managed by us with an aggregate fair value of $0.5 million and $10.7 million, respectively. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.

(2)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(3)	Includes investments in fund of funds that invest in various private equity funds. At November 30, 2012 and 2011, approximately 94% and 95%, respectively of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. As of November 30, 2012 and 2011, we have requested redemption for investments representing approximately 6% and 5%, respectively, of the fair value of investments in this category; however, we are unable to estimate when these funds will be received.

(4)	At November 30, 2012 and 2011, investments representing approximately 98% and 96% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. At November 30, 2012, investments representing approximately 2% of the fair value of investments in equity funds are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At November 30, 2012 and 2011, this category includes investments in equity funds managed by us with a fair value of $55.6 million and $69.1 million and unfunded commitments of $56.9 million and $70.7 million, respectively.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.

(6)	Other investments at November 30, 2012 and 2011 included investments in funds that invest in commodity futures and options contracts.

(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.

(8)	Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2012 and 2011 include $91.8 million and $55.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Pricing Information

At November 30, 2012 and 2011, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	November 30, 2012		November 30, 2011
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	11%	19%	7%	19%
Recently observed transaction prices	5%	6%	2%	1%
External pricing services	70%	71%	77%	75%
Broker quotes	1%	0%	1%	0%
Valuation techniques	13%	4%	13%	5%

	100%	100%	100%	100%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2012 (in thousands):

	Year Ended November 30, 2012
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, November 30, 2012	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(4,167)	$14,760	$(7,878)	$—	$611	$16,815	$(6,199)
Corporate debt securities	48,140	(1,651)	34,814	(69,969)	(1,276)	(6,427)	3,631	(1,286)
Collateralized debt obligations	47,988	4,882	4,369	(64,915)	(3,892)	42,823	31,255	(1,524)
Municipal securities	6,904	(74)	—	(1,449)	—	(5,381)	—	—
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed securities	149,965	36,183	266,692	(278,068)	(58,005)	39,302	156,069	(6,445)
Commercial mortgage-backed securities	52,407	(7,715)	14,058	(23,797)	(1,241)	(3,510)	30,202	(6,042)
Other asset-backed securities	3,284	(20)	8,749	(8,627)	(52)	(2,220)	1,114	(32)
Loans and other receivables	97,291	(2,475)	299,929	(104,155)	(143,960)	33,763	180,393	(4,335)
Investments, at fair value	78,326	14,965	4,060	(6)	(13,448)	—	83,897	13,642
Investments in managed funds	70,740	(11,102)	12,683	—	(14,558)	—	57,763	(11,101)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$38	$—	$—	$—	$—	$38	$38
Corporate debt securities	74	(15)	(59)	—	—	—	—	—
Net derivatives(2)	9,285	2,505	(389)	—	—	(2,213)	9,188	3,728
Loans	10,157	—	(10,157)	1,711	—	—	1,711	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2012

During the year ended November 30, 2012, transfers of assets of $180.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•

Non-agency residential mortgage-backed securities of $53.4 million and Commercial mortgage-backed securities of $11.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

•

Loans and other receivables of $62.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2 as less market interest likely existed for the specific loans during the period;

•	Collateralized debt obligations of $51.0 million which have little to no transparency in trade activity; and

•	Corporate debt securities of $1.3 million and Corporate equity securities of $0.9 million due to lack of observable market transactions.

During the year ended November 30, 2012, transfers of assets of $81.8 million from Level 3 to Level 2 are attributed to:

•

Loans and other receivables of $28.4 million and Collateralized debt obligations of $8.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•

Commercial mortgage-backed securities of $15.2 million, Non-agency residential mortgage-backed securities of $14.1 million and $2.4 million of Other asset-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

•	Corporate debt securities of $7.8 million and Municipal securities of $5.4 million due to increased observability of trades in certain debt and municipal securities.

During the year ended November 30, 2012, there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net gains on Level 3 assets were $28.8 million and net losses on Level 3 liabilities were $2.5 million for the year ended November 30, 2012. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, investments at fair value and collateralized debt obligations, partially offset by a decrease in valuation of certain investments in managed funds, commercial mortgage backed securities, corporate equity securities, loans and other receivables, and corporate debt securities. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2011 (in thousands):

	Year Ended November 30, 2011
	Balance, November 30, 2010	Total gains/ losses (realized and unrealized) (1)	Purchases, sales, settlements, and issuances	Transfers into Level 3	Transfers out of Level 3	Balance, November 30, 2011	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2011
Assets:
Financial instruments owned:
Corporate equity securities	$22,619	$4,132	$(2,271)	$816	$(11,807)	$13,489	$439
Corporate debt securities	73,408	1,048	(31,158)	6,304	(1,462)	48,140	(4,478)
Collateralized debt obligations	31,121	70	44,009	779	(27,991)	47,988	(270)
Municipal securities	472	(10,133)	11,182	5,383	—	6,904	(8,931)
Sovereign obligations	—	12	128	—	—	140	12
Residential mortgage-backed securities	132,359	(16,727)	45,845	35,726	(47,238)	149,965	(31,846)
Commercial mortgage-backed securities	6,004	(9,910)	46,685	9,628	—	52,407	(11,583)
Other asset-backed securities	567	(715)	2,947	1,052	(567)	3,284	(691)
Loans and other receivables	227,596	(356)	(120,544)	3,875	(13,280)	97,291	(3,478)
Investments at fair value	77,784	6,283	(2,627)	—	(3,114)	78,326	1,036
Investments in managed funds	131,585	12,030	(72,875)	—	—	70,740	12,030
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	—	—	74	—	—	74	—
Net derivatives(2)	2,346	6,550	389	—	—	9,285	6,645
Loans	47,228	—	(37,071)	—	—	10,157	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned — Derivatives and Financial instruments sold, not yet purchased — Derivatives.

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2011

During the year ended November 30, 2011, transfers of assets of $63.6 million from Level 2 to Level 3 are primarily attributed to:

•

Non-agency residential mortgage-backed securities and commercial mortgage-backed securities due to tightening in the historical trading period used for corroborating market data and greater scrutiny of vendor prices;

•	Corporate debt securities due to lack of observable market transactions;

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

•	Municipal securities due to lack of recent market transactions for certain bonds; and

•

Loans and other receivables due to a lower number of contributors comprising vendor quotes to support classification in Level 2 as less market interest likely existed for the specific loans during the period.

During the year months ended November 30, 2011, transfers of assets of $105.5 million from Level 3 to Level 2 are primarily attributed to:

•

Non-agency residential mortgage-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions;

•

Collateralized debt obligations and Loans and other receivables due to a greater number of contributors for certain vendor quotes supporting classification into Level 2 as greater market interest existed for the specific loans during the period; and

•	Corporate equity securities due to announced market transactions or more observable market data on comparable securities used as a benchmark.

During the year ended November 30, 2011 there were no transfers of liabilities from Level 2 to Level 3 and there were $.04 million transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $14.3 million and net losses on Level 3 liabilities were $6.6 million for the year ended November 30, 2011. Net losses on Level 3 assets were primarily due to decreased valuations of certain residential mortgage-backed securities, commercial mortgage-backed securities and municipal securities due to widening credit spreads in the period, offset by increased valuations of certain investments in managed funds and sales or settlements of various residential mortgage-backed securities, corporate debt securities, investments at fair value, loans and other receivables and corporate equity securities. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2012

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument; i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class. Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments.

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range
Corporate equity securities	$16,815
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 16.3
		Scenario analysis	Estimated recovery percentage	35%
Warrants		Option model	Volatility	38.55

Collateralized debt obligations	$26,705
		Discounted cash flows	Constant prepayment rate	0% to 5%
			Constant default rate	0% to 10%
			Loss severity	13% to 75%
			Yield	10% to 35%

Residential mortgage-backed securities	$156,069
		Discounted cash flows	Constant prepayment rate	0% to 25%
			Constant default rate	0% to 50%
			Loss severity	0% to 80%
			Yield	1% to 50%

Commercial mortgage-backed securities	$30,202
		Discounted cash flows	Yield	22% to 57%
			Cumulative loss rate	2% to 20%

Loans and other receivables	$153,365
		Comparable pricing	Comparable bond or loan price	$81.88 to $101.25
		Discounted cash flows	Yield	19%
			Cumulative loss rate	0%
		Market approach	Yield	5% to 54%
			EBITDA (a) multiple	8.3
		Scenario analysis	Estimated recovery percentage	15%

Investments at fair value	$32,751
Private equity securities		Market approach	EBITDA (a) multiple	6.6
		Comparable pricing	Comparable share price	$400.00
		Scenario analysis	Estimated recovery percentage	50%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range
Derivatives	$(9,516)
Equity options		Option model	Volatility	39.19
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.13

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At November 30, 2012, the exclusions consisted of $82.7 million primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans. The provisions of ASU No. 2011-04 were adopted on a prospective basis during the second quarter of fiscal 2012 and accordingly, disclosures for prior periods are not presented.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•

Private equity securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•

Non-exchange traded securities, private equity securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a loan and other receivable would result in a significantly lower (higher) fair value measurement.

•

Non-exchange traded securities, private equity securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the bond yield would result in a significantly lower (higher) fair value measurement.

•

Loans and other receivables, collateralized debt obligations, residential and commercial mortgage-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severities or cumulative loss rate and discount rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Short derivative equity options and long equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned-derivatives and Financial instruments sold, not yet purchased — derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned — Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 11, Investments for further details regarding our investment in Knight Capital Group, Inc. We have also elected the fair value option for certain financial instruments held by subsidiaries that are not registered broker-dealers as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for secured financings that arise in connection with our securitization activities. Receivables – Brokers, dealers and clearing organizations, Receivables — Customers, Receivables — Fees, interest and other, Payables — Brokers, dealers and clearing organizations and Payables — Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2012	2011
Financial Instruments Owned:
Loans and other receivables	$24,547	$(19,400)

Financial Instruments Sold:
Loans	$(55)	$(1,463)
Loan commitments	(7,155)	(4,329)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	November 30,
	2012	2011
Financial Instruments Owned:
Loans and other receivables(2)	$(256,271)	$277,336
Loans greater than 90 days past due(1)(2)	$10,433	$2,253

(1)	The aggregate fair value of loans that were 90 or more days past due was $34.7 million and $5.5 million at November 30, 2012 and 2011.

(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

There were no loans or other receivables on nonaccrual status at November 30, 2012 and 2011.

Note 7.	Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned — derivatives and Financial instruments sold, not yet purchased — derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 6, Fair Value Disclosures and Note 21, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

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

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents the fair value and related number of derivative contracts at November 30, 2012 and 2011 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	November 30, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$927,896	67,410	$1,065,788	90,831
Foreign exchange contracts	387,325	118,958	357,277	116,758
Equity contracts	577,964	1,526,127	528,979	1,396,213
Commodity contracts	265,703	754,987	278,660	728,696
Credit contracts	4,448	13	11,301	40

Total	2,163,336		2,242,005
Counterparty/cash-collateral netting	(1,865,250)		(2,012,878)

Total per Consolidated Statement of Financial Condition	$298,086		$229,127

	November 30, 2011
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts	$542,221	63,751	$636,692	66,027
Foreign exchange contracts	1,009,765	102,578	1,015,900	119,780
Equity contracts	638,228	2,364,390	548,195	2,119,165
Commodity contracts	725,927	434,428	598,166	421,330
Credit contracts	60,756	59	35,718	39

Total	2,976,897		2,834,671
Counterparty/cash-collateral netting	(2,451,004)		(2,585,634)

Total per Consolidated Statement of Financial Condition	$525,893		$249,037

The following table presents unrealized and realized gains (losses) on derivative contracts for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
Gains (Losses)	2012	2011
Interest rate contracts	$(35,524)	$(204,403)	$(122,898)
Foreign exchange contracts	9,076	2,243	1,194
Equity contracts	(83,817)	(279,488)	(87,084)
Commodity contracts	77,285	74,282	15,454
Credit contracts	(20,059)	17,621	(52,049)

Total	$(53,039)	$(389,745)	$(245,383)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

OTC Derivatives. The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of November 30, 2012 (in thousands):

	OTC Derivative Assets(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$54,491	$8	$—	$(1,114)	$53,385
Credit default swaps	—	3,300	—	—	3,300
Equity swaps and options	6	—	—	—	6
Total return swaps	60	—	—	—	60
Foreign currency forwards, swaps and options	83,674	15,561	—	(5,252)	93,983
Fixed income forwards	484	—	—	—	484
Interest rate swaps and options	20,242	53,443	219,061	(90,656)	202,090

Total	$158,957	$72,312	$219,061	$(97,022)	353,308

Cross product counterparty netting					(4,970)

Total OTC derivative assets included in Financial instruments owned					$348,338

(1)	At November 30, 2012, we held exchange traded derivative assets and other credit enhancements with a fair value of $72.0 million, which are not included in this table.

(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2012, cash collateral received was $122.2 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

	OTC Derivative Liabilities(1)(2)(4)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting(3)	Total
Commodity swaps, options and forwards	$65,803	$84	$—	$(1,114)	$64,773
Credit default swaps	328	2,794	—	—	3,122
Equity swaps and options	2,313	—	—	—	2,313
Total return swaps	14,082	—	—	—	14,082
Foreign currency forwards, swaps and options	57,542	13,956	—	(5,252)	66,246
Interest rate swaps and options	19,530	152,198	261,787	(90,656)	342,859

Total	$159,598	$169,032	$261,787	$(97,022)	493,395

Cross product counterparty netting					(4,970)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$488,425

(1)	At November 30, 2012, we held exchange traded derivative liabilities and other credit enhancements with a fair value of $10.5 million, which are not included in this table.

(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2012, cash collateral pledged was $269.8 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

(4)	Derivative fair values include counterparty netting within product category.

At November 30, 2012, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality(1):
A- or higher	$188,800
BBB- to BBB+	100,615
BB+ or lower	44,752
Unrated	14,171

Total	$348,338

(1)	We utilize the credit ratings of external rating agencies when available. When external credit ratings are not available, we utilize internal credit ratings determined by our Credit Risk Management. Credit ratings determined by Credit Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2012 and 2011 is $164.8 million and $141.2 million, respectively, for which we have posted collateral of $129.2 million and $129.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2012 and 2011, we would have been required to post an additional $38.1 million and $19.5 million, respectively, of collateral to our counterparties.

Note 8.	Collateralized Transactions

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with certain securities for securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions. At November 30, 2012 and 2011, the approximate fair value of securities received as collateral by us that may be sold or repledged was $21.1 billion and $17.9 billion, respectively. The fair value of securities received as collateral at November 30, 2012 and 2011 that pertains to our securities financing activities at November 30, 2012 and 2011 are as follows (in thousands):

	November 30,
	2012	2011
Carrying amount:
Securities purchased under agreements to resell	$3,357,602	$2,893,043
Securities borrowed	5,094,679	5,169,689
Securities received as collateral	—	21,862

Total assets on Consolidated Statement of Financial Condition	8,452,281	8,084,594
Netting of securities purchased under agreements to resell(1)	9,982,752	7,498,439

	18,435,033	15,583,033
Fair value of collateral received in excess of contract amount(2)	2,683,767	2,386,921

Fair value of securities received as collateral	$21,118,800	$17,969,954

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,252.6 million and $1,578.3 million at November 30, 2012 and 2011, respectively, of which $727.7 million and $780.5 million had been rehypothecated and collateral received on securities for securities transactions of $1,378.8 million.

At November 30, 2012 and 2011, a substantial portion of the securities received by us had been sold or repledged.

In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2012 and 2011, $-0- million and $21.9 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 9.	Securitization Activities

We engage in securitization activities related to commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. Our securitization vehicles generally meet the criteria of variable interest entities; however we generally do not consolidate our securitization vehicles as we are not considered the primary beneficiary for these vehicles. See Note 10, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities.

We generally receive cash proceeds in connection with the transfer of assets to the securitization vehicle. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned and retaining servicing rights for military housing loan securitizations, which are included within Other assets. We apply fair value accounting to the securities. The servicing rights, when they are retained by us, are amortized over the period of the estimated future net servicing income.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2012	2011
Transferred assets	$10,869.8	$12,539.6
Proceeds on new securitizations	10,910.8	12,611.0
Net revenues	35.4	82.7
Cash flows received on retained interests	$64.3	$103.6

Assets received as proceeds in the form of mortgage-backed-securities issued by the securitization vehicles have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these securitization vehicles and have no liabilities related to these securitization vehicles at November 30, 2012 and November 30, 2011. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these securitization vehicles. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these vehicles, although the securities are included in Financial instruments owned — Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 10, Variable Interest Entities.

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	As of November 30, 2012
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$3,791.5	$335.2	(1)
U.S. government agency commercial mortgage-backed securities	2,193.4	28.9	(1)

(1)	A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 11, 2013, we continue to hold approximately $168.9 million and $26.3 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	As of November 30, 2011
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$7,968.0	$517.9	(1)
U.S. government agency commercial mortgage-backed securities	2,574.3	49.9	(1)
Military housing loans	127.4	0.3	(2)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of January 11, 2013, we continue to hold approximately $28.6 million and $11.6 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

(2)	Amount represents initial fair value of servicing rights received on transferred project loans.

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

Note 10.	Variable Interest Entities

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Consolidated VIEs

The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2012 and 2011. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

(in millions)	November 30, 2012			November 30, 2011
	High Yield	Mortgage- and Asset-backed Vehicles	Other	High Yield	Mortgage- and Asset-backed Vehicles	Other
Cash	$388.1	$—	$0.2	$345.7	$—	$0.3
Financial instruments owned	894.2	10.0	0.5	693.3	12.2	7.2
Securities borrowed	372.1	—	—	195.3	—	—
Securities purchased under agreement to resell(4)	—	60.0	—	—	—	—
Receivable from brokers and dealers	264.5	—	—	150.6	—	—
Other	11.4	—	—	8.5	—	—

	$1,930.3	$70.0	$0.7	$1,393.4	$12.2	$7.5

Financial instruments sold, not yet purchased	$526.1	$—	$—	$326.2	$—	$—
Securities loaned	112.0	—	—	—	—	—
Payable to brokers and dealers	201.2	—	—	105.2	—	—
Mandatorily redeemable interests(1)	1,076.0	—	—	943.4	—	—
Promissory note(2)	—	—	—	—	—	4.2
Secured financing(3)	—	70.0	—	—	12.2	—
Other	15.0	—	0.2	20.7	—	0.2

	$1,930.3	$70.0	$0.2	$1,395.5	$12.2	$4.4

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million and $310.5 million at November 30, 2012 and November 30, 2011, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.

(2)	The promissory note at November 30, 2011 represents an amount due to us and is eliminated in consolidation.

(3)	Secured financing is included within Accrued expenses and other liabilities. Approximately $7.7 million and $8.4 million of the secured financing represents an amount held by us in inventory and are eliminated in consolidation at November 30, 2012 and November 30, 2011, respectively.

(4)	Securities purchased under agreement to resell represent an amount due from a related consolidated entity in a collateralized transaction, which is eliminated in consolidation.

High Yield.    We conduct our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”), Jefferies High Yield Finance, LLC (“JHYF”), and Jefferies Leveraged Credit Products,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

At November 30, 2012 and November 30, 2011, the carrying amount of our variable interests was $389.4 million and $322.0 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

There have been no changes in our conclusion to consolidate JHYH, JSOP and JESOP since formation. See Note 16, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries for further discussion of JSOP, JESOP and the mandatorily redeemable interests in JHYH.

Mortgage-and asset-backed vehicles.    We are the primary beneficiary of a mortgage-backed securitization vehicle to which we transferred a project loan and retained servicing rights over the loan as well as retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consist of the securities and a contractual servicing fee. The asset of this VIE consists of a project loan, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of this VIE do not have recourse to our general credit.

We are also the primary beneficiary of a mortgage-backed financing vehicle to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within this vehicle. Our variable interests in this vehicle consist of our collateral margin maintenance obligations under the master repurchase agreement. The asset of this VIE consists of a reverse repurchase agreement, which is available for the benefit of the vehicle’s debt holders. The creditors of this VIE do not have recourse to our general credit.

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

During the year ended November 30, 2012, we were repaid a promissory note due to us by an investment vehicle set up for the benefit of a client for which we were previously the primary beneficiary. The assets of this

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

VIE consisted of debt securities. Upon repayment of the promissory note from this vehicle, we determined that we are no longer the primary beneficiary of this vehicle as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to this vehicle. As such, we deconsolidated the investment vehicle during the period.

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the years ended November 30, 2012 and 2011 and we have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at November 30, 2012 and 2011.

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	November 30, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$5.3	(2)	$5.3	(4)	$499.7
Agency mortgage- and asset-backed securitizations(1)	1,579.1	(2)	1,579.1	(4)	6,396.6
Non-agency mortgage- and asset-backed securitizations(1)	814.1	(2)	814.1	(4)	54,436.2
Asset management vehicle	3.0	(3)	3.0	(4)	505.3
Private equity vehicles	55.0	(3)	107.7		82.1

Total	$2,456.5		$2,509.2		$61,919.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

	November 30, 2011
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets
Collateralized loan obligations	$48.2	(2)	$48.2	(4)	$1,768.4
Agency mortgage- and asset-backed securitizations(1)	1,410.9	(2)	1,410.9	(4)	6,523.0
Non-agency mortgage- and asset-backed securitizations(1)	583.9	(2)	583.9	(4)	41,939.4
Asset management vehicle	2.8	(3)	2.8	(4)	903.9
Private equity vehicles	64.5	(3)	131.3		84.2

Total	$2,110.3		$2,177.1		$51,218.9

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2011 and represent the underlying assets that provide the cash flows supporting our variable interests.

(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.

(3)	Consists of equity interests and loans, which are classified within Investments in managed funds and Loans to and investments in related parties.

(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations.    We own variable interests in collateralized loan obligations (“CLOs”) previously managed by us. These CLOs have assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our variable interests in the CLOs consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. The carrying amount of the debt securities was $5.3 million and $14.1 million at November 30, 2012 and 2011, respectively. Management and incentives fees are accrued as the amounts become realizable. Our exposure to loss in these CLOs is limited to our investments in the debt securities.

During the year ended November 30, 2012, we sold our variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO, with assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Prior to the sale our variable interests in this VIE consisted of a direct interest and an indirect interest via Jefferies Finance, LLC in the debt securities of this CLO. Our exposure to loss was limited to our investments in the debt securities. We had no exposure to loss related to this VIE as of November 30, 2012.

Mortgage- and Asset-Backed Vehicles.    In connection with our trading and market making activities, we buy and sell mortgage- and asset backed securities. Mortgage- and asset backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset backed securities of $1,579.1 million, non-agency mortgage- and asset-backed securities of $814.1 million and collateralized loan obligations of $5.3 million at November 30, 2012 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at November 30, 2012 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$5.3	$—	$5.3
Variable interests in agency mortgage- and asset backed securitizations	—	1,579.1	1,579.1
Variable interests in nonagency mortgage- and asset backed securitizations	814.1	—	814.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	36.2	2,190.4	2,226.6
Commercial mortgage-backed securities	89.4	721.0	810.4
Collateralized debt obligations	20.3	—	20.3
Other asset-backed securities	12.5	—	12.5

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$977.8	$4,490.5	$5,468.3

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Asset Management Vehicle.    We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2012 and 2011 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles.    On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of November 30, 2012 and 2011, we funded approximately $27.1 million and $17.9 million, respectively, of our commitment. The carrying amount of our equity investment was $20.8 million and $17.4 million at November 30, 2012 and 2011, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment up to an aggregate principal amount of $37.5 million. The carrying amount of our equity investment was $1.5 million and $2.8 million at November 30, 2012 and 2011, respectively. As of November 30, 2012 and 2011, we funded approximately $32.7 million and $44.3 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 11.	Investments

We have investments in Jefferies Finance, LLC (“Jefferies Finance”), Jefferies LoanCore LLC (“Jefferies LoanCore”) and Knight Capital Group, Inc. (“Knight Capital”). Our investment in Knight Capital is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value — Corporate equity securities on the Consolidated Statement of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statement of Earnings. Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On March 1, 2011, we and MassMutual increased our equity commitments to Jefferies Finance, with an incremental $250.0 million committed by each partner. Including the incremental $250.0 million from each partner, the total committed equity capital of Jefferies Finance is $1.0 billion. As of November 30, 2012, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded.

In addition, on March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At November 30, 2012, we have funded $125.0 million of our $500.0 million commitment. During the year ended November 30, 2012, $8.4 million of interest income and unfunded commitment fees of $1.8 million are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for Jefferies Finance as of November 30, 2012, 2011 and 2010 (in millions):

	November 30,
	2012	2011	2010
Total assets	$1,643.5	$1,457.8	$890.4
Total liabilities	1,102.1	1,044.3	566.4
Total equity	541.4	413.5	324.0
Our total equity balance	270.7	206.8	162.0

The net earnings of Jefferies Finance were $127.8 million, $88.3 million and $71.7 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $123.1 million and $60.8 million during the years ended November 30, 2012 and 2011, respectively, recognized within Investment banking on the Consolidated Statements of Earnings. In addition, in relation to these transactions, we paid fees to Jefferies Finance of $8.7 million and $21.5 million during the years ended November 30, 2012 and 2011, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

During the years ended November 30, 2012 and 2011, we purchased participation certificates in loans originated by Jefferies Finance of $900.0 million and $477.2 million, respectively, which were redeemed in full during the same periods.

Under a service agreement, we charged Jefferies Finance $26.8 million and $20.9 million for certain administrative services for the years ended November 30, 2012 and 2011, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $32.1 million and $16.6 million at November 30, 2012 and 2011, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore is currently capitalized solely with equity and has aggregate equity commitments of $600.0 million. As of November 30, 2012 and 2011, we have funded $110.0 million and $163.3 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore as of November 30, 2012 and 2011 (in millions):

	November 30,
	2012	2011
Total assets	$353.6	$761.4
Total liabilities	81.8	427.4
Total equity	271.8	334.0
Our total equity balance	131.8	162.0

The net earnings of Jefferies LoanCore were $82.4 million and a loss of $2.1 million for the year ended November 30, 2012 and for the period from February 23, 2011 through November 30, 2011, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.5 million and $0.3 million for administrative services for the year ended November 30, 2012 and the period from February 23, 2011 through November 30, 2011, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $37,000 and $0.3 million, at November 30, 2012 and 2011, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of November 30, 2012, the aggregate fair value of derivative transactions outstanding with Jefferies LoanCore was $0.7 million and is included within Financial instruments owned on the Consolidated Statement of Financial Condition. During the year ended November 30, 2012, we recognized gains of $25.6 million on such transactions with Jefferies LoanCore which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital, a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock in exchange for cash consideration of $125.0 million. The preferred stock consisted of 24,876 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (“Series A-1 Shares”) and 100,124 shares of Series A-2 Non-voting Cumulative Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share.

On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. As of November 30, 2012, we own approximately 44% of the outstanding common stock of Knight Capital which constitutes, assuming conversion of Knight Capital’s issued and outstanding Series A-2 Shares, approximately 22% of the voting rights over the company.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We elected to record our investment in Knight Capital at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at November 30, 2012 is based on the closing exchange price of Knight Capital’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $151.9 million for the year ended November 30, 2012 are recognized in Revenues — Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight Capital as of December 31, 2012, the most recently available public financial information for the company (in millions):

December 31, 2012
Total assets	$9,778.4
Total liabilities	8,295.9
Total equity and convertible preferred stock	1,482.5

Knight Capital’s net loss was $347.1 million for the year ended December 31, 2012.

We have separately entered into securities lending transactions with Knight Capital in the normal course of our capital markets activities. At November 30, 2012, the balances of securities borrowed and securities loaned were $9.3 million and $20.9 million, respectively. In connection with Knight Capital’s capital raising transaction in the third quarter of fiscal 2012, we recognized an advisory fee of $20.0 million which is included within Investment banking revenues on the Consolidated Statement of Earnings.

Note 12.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the years ended November 30, 2012 and 2011 (in thousands):

	Year Ended November 30,
	2012	2011
Balance, at beginning of year	$365,574	$364,964
Add: Contingent consideration	—	825
Add: Translation adjustments	96	(215)

Balance, at end of year	$365,670	$365,574

During the years ended November 30, 2012 and 2011, payments of $1.2 million and $754,000, respectively, for contingent consideration were made to the selling owners of LongAcre Partners, which were accrued to goodwill in previous fiscal years. Contingent consideration recorded during the year ended November 30, 2011 relates to the lapse of certain conditions as specified in the purchase agreements associated with the acquisition of LongAcre Partners in 2007.

At least annually, and more frequently if warranted, we assess goodwill for impairment. We completed our annual test of goodwill as of June 1, 2012 and concluded goodwill was not impaired. Periodically estimating the

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Intangible Assets

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and weighted average amortization period as of November 30, 2012 and 2011 (in thousands):

	November 30, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$(2,873)	$—	$8,346	N/A
Customer relationships	10,542	—	(4,107)	6,435	6.0
Trade name	1,680	—	(1,287)	393	1.0
Other	100	—	(15)	85	12.8

	$23,541	$(2,873)	$(5,409)	$15,259

	November 30, 2011
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$—	$11,219	N/A
Customer relationships	10,542	(2,776)	7,766	6.9
Trade name	1,300	(361)	939	1.1
Other	100	(8)	92	13.8

	$23,161	$(3,145)	$20,016

Intangible assets with an indefinite useful life are not amortized but assessed annually for impairment, or more frequently when certain events or circumstances exist. During 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interests and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year. The impairment loss of $2.9 million is included within Other expenses in the Consolidated Statement of Income and within our Capital Markets business segment.

Regarding intangible assets with a finite life, aggregate amortization expense for the years ended November 30, 2012 and 2011 was $2.3 million and $1.4 million, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2013	$1,319
2014	929
2015	771
2016	771
2017	707

Mortgage Servicing Rights

In the normal course of business we originate military housing mortgage loans and sell such loans to investors. In connection with these activities we may retain the mortgage servicing rights that entitle us to a future stream of cash flows based on contractual servicing fees. Mortgage servicing rights to military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other revenues in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $3.7 million, $4.1 million and $3.5 million during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

The following presents the activity in the balance of these servicing rights for the years ended November 30, 2012 and 2011 (in thousands):

	Year Ended November 30,
	2012	2011
Balance, beginning of year	$8,202	$8,263
Add: Acquisition	162	347
Less: Sales, net	(6,959)	—
Less: Pay down	(211)	—
Less: Amortization	(389)	(408)

Balance, end of year	$805	$8,202

On November 30, 2012, we sold mortgage servicing rights for approximately $30.9 million. The gain on sale of $23.8 million is included in Other revenue on the Consolidated Statement of Earnings. In addition, the Company granted the investor an option to purchase the remaining servicing rights for the remaining military housing projects for $2.0 million, the estimated fair value.

Note 13.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

instruments owned or clearing related balances. Bank loans at November 30, 2012 totaled $150.0 million of which $100.0 million is secured. We had no bank loans as of November 30, 2011. Average daily bank loans for the years ended November 30, 2012 and 2011 were $66.4 million and $12.0 million, respectively.

On February 3, 2012, Jefferies Group, Inc. entered into a one year, $100.0 million term-loan agreement with Prudential Financial, Inc. The loan was set to expire on February 2, 2013 and bore an annual interest rate of one-month LIBOR minus 0.11%. Borrowings under this loan were used to provide working capital as needed for Jefferies Bache. The average daily borrowing under this term loan during the period from February 3, 2012 to September 4, 2012, when the loan was repaid and the agreement terminated, was $100.0 million.

At November 30, 2011, an obligation to deliver long-term debt securities of $52.7 million was reported as Short-term borrowings on the Consolidated Statement of Financial Condition for debt securities sold as part of our U.S. broker-dealer’s market making in our long-term debt securities. This obligation was satisfied as of February 29, 2012. Refer to Note 14, Long-Term Debt for further details on market making in our long-term debt.

Note 14.	Long-Term Debt

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at November 30, 2012 and 2011 (in thousands):

	November 30,
	2012	2011
Unsecured Long-Term Debt
7.75% Senior Notes, matured March 15, 2012	$—	$254,926
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 6.00%)	249,564	249,298
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 3.92%)	499,382	499,187
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 5.57%)	349,248	349,045
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 5.90%)	771,450	782,598
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 8.31%)	706,990	707,787
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 7.00%)	743,945	545,816
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 6.22%)	3,708	—
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 6.55%)	346,792	346,664
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 7.74%)	290,617	280,832
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.37%)	492,904	492,773

	$4,454,600	$4,508,926

Secured Long-Term Debt
Credit facility, due August 26, 2014	350,007	100,000

	$4,804,607	$4,608,926

On July 13, 2012, under our Euro Medium Term Note Program (“EMTN Program”) we issued senior unsecured notes with a principal amount of €4.0 million which bear interest at 2.25% per annum and mature on July 13, 2022. Proceeds net of original issue discount amounted to €2.8 million.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On April 19, 2012, we issued an additional $200.0 million aggregate principal amount of our 6.875% Senior Notes due April 15, 2021. Proceeds before underwriting discount and expenses amounted to $197.7 million. The total aggregate principal amount issued under this series of notes is $750.0 million.

Additionally, on April 8, 2011 we issued 5.125% Senior Notes due April 13, 2018 with a principal amount of $800.0 million and received proceeds of $794.6 million.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million and $20.2 million on debt extinguishment which is reported in Other revenues for the year ended November 30, 2012 and 2011, respectively. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011. The unamortized balance at November 30, 2012 and 2011 amounted to $32.2 million and $37.1 million respectively, and is being amortized over the remaining life of the debt using the effective yield method.

In October 2009 we issued 3.875% convertible senior debentures due 2029 (the “debentures”) with an aggregate principal amount of $345.0 million. Each $1,000 debenture is currently convertible into 26.7722 shares of our common stock (equivalent to a conversion price of approximately $37.35 per share of common stock). In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. We may redeem the debentures for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.

Secured Long-Term Debt — On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group, Inc. and contains financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group, Inc. to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At November 30, 2012, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $350.0 million and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at November 30, 2012. We were in compliance with debt covenants under the Credit Facility at November 30, 2012.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Subsequent to November 30, 2012, we issued $1.0 billion in new senior unsecured long-term debt, including 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a par amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a par amount of $400.0 million and we received proceeds of $391.7 million.

Note 15.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, in a private placement. Our Series A Cumulative Convertible Preferred stock has a 3.25% annual, cumulative cash dividend and is currently convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share. The preferred stock is callable beginning in 2016 at a price of $1,000 per share plus accrued interest and will mature in 2036. As of November 30, 2012, 10,000,000 shares of preferred stock were authorized and 125,000 shares of preferred stock were issued and outstanding. The dividend is recorded as a component of Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible preferred stock is considered “equity” for tax purposes.

As a result of the Merger Agreement, mandatorily redeemable convertible preferred stock will either be redeemed or exchanged for a newly created series of preferred shares of Leucadia, with terms, as practical, mirroring our existing Series A Cumulative Convertible Preferred Stock, which will cease to exist upon conversion into Leucadia preferred shares.

Note 16.	Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests includes the minority equity holders’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at November 30, 2012 and 2011 (in thousands):

	November 30,
	2012	2011
JSOP	$303,178	$276,800
JESOP	35,239	31,979
Other(1)	8,321	3,884

Noncontrolling interests	$346,738	$312,663

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within Stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the years ended November 30, 2012 and 2011 because all other comprehensive income or loss is attributed to us. We intend to redeem the ownership interests of JSOP and JESOP in the first quarter of 2013.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million and $310.5 million at November 30, 2012 and 2011, respectively.

Under the proposed merger, it is contemplated that the mandatorily redeemable preferred interests will be amended and be contributed as stockholders’ equity of Jefferies Group, Inc.

Note 17.	Benefit Plans

U.S. Pension Plan

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

Employer Contributions — Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We expect to contribute $3.0 million to the plan in the year ended November 30, 2013.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2012	2011
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$50,487	$45,535
Service cost	175	175
Interest cost	2,342	2,366
Actuarial losses	4,424	4,630
Administrative expenses paid	(236)	(201)
Benefits paid	(596)	(2,018)
Settlements	(3,163)	—

Projected benefit obligation, end of year	$53,433	$50,487

Change in plan assets
Fair value of assets, beginning of year	$36,457	$35,086
Employer contributions	2,000	2,000
Benefit payments made	(596)	(2,018)
Administrative expenses paid	(236)	(201)
Actual return on plan assets	5,440	1,590
Settlements	(3,163)	—

Fair value of assets, end of year	$39,902	$36,457

Deficit at end of year	$(13,531)	$(14,030)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2012	2011
Accumulated benefit obligation	$53,433	$50,487
Projected benefit obligation for service rendered to date	53,433	50,487
Plan assets, at fair value	39,902	36,457

Deficit	(13,531)	(14,030)
Unrecognized net loss	17,761	18,649

Prepaid benefit cost	4,230	4,619
Accumulated other comprehensive loss, before taxes	(17,761)	(18,649)

Pension liability	$(13,531)	$(14,030)

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Components of net periodic pension cost
Service cost	$175	$175	$183
Interest cost on projected benefit obligation	2,342	2,366	2,233
Expected return on plan assets	(2,513)	(2,578)	(2,382)
Net amortization	1,334	894	635
Settlement losses(1)	1,051	—	—

Net periodic pension cost	$2,389	$857	$669

(1)	Of the $2.4 million in net periodic pension cost for the year ended November 30, 2012, $1.1 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in fiscal 2012 for terminated employees exceeded current year interest and service costs.

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Amounts recognized in other comprehensive income
Net loss arising during the period	$1,498	$5,618	$2,556
Settlements during the period	(1,051)	—	—
Amortization of net loss	(1,334)	(894)	(635)

Total recognized in Other comprehensive income	$(887)	$4,724	$1,921

Net amount recognized in net periodic benefit cost and Other comprehensive income	$1,502	$5,581	$2,590

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $17.8 million, $18.6 million and $13.9 million as of November 30, 2012, 2011 and 2010, respectively. During 2013, we expect to recognize an amortization of net loss of $1.2 million as a component of net periodic benefit cost.

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Discount rate	4.00%	4.75%	5.25%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.50%

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2013	$1,045
2014	1,244
2015	1,708
2016	3,621
2017	2,414
2018 through 2022	13,322

Plan Assets — The following table presents the fair value of plan assets as of November 30, 2012 and 2011 by level within the fair value hierarchy (in thousands):

	As of November 30, 2012
	Level 1	Level 2	Total
Plan assets(1):
Cash and cash equivalents	$849	$—	$849
Listed equity securities(2)	20,321	—	20,321
Fixed income securities:
Corporate debt securities	—	8,037	8,037
Foreign corporate debt securities	—	345	345
U.S. government securities	4,618	—	4,618
Agency mortgage-backed securities	—	3,774	3,774
Commercial mortgage-backed securities	—	1,419	1,419
Asset-backed securities	—	524	524
Other	—	15	15

	$25,788	$14,114	$39,902

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

	As of November 30, 2011
	Level 1	Level 2	Total
Plan assets(1):
Cash and cash equivalents	$795	$—	$795
Listed equity securities(2)	17,974	—	17,974
Fixed income securities:
Corporate debt securities	—	5,969	5,969
Foreign corporate debt securities	—	927	927
U.S. government securities	4,325	—	4,325
Agency mortgage-backed securities	—	3,809	3,809
Commercial mortgage-backed securities	—	2,093	2,093
Asset-backed securities	—	547	547
Other	—	18	18

	$23,094	$13,363	$36,457

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

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

The target allocation of plan assets for 2013 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

German Pension Plan

In connection with the acquisition of the Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded; however, the plan is funded by insurance contracts with multi-national insurers held in the name of Jefferies Bache Limited. The investments in these insurance contracts are included in Financial Instruments owned — Investments at fair value in the Consolidated Statement of Financial Condition and have a fair value of $18.6 million at November 30, 2012. We expect to pay the pension liability from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the year ended November 30, 2012 and five months ended November 30, 2011.

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the year ended November 30, 2012 and five months ended November 30, 2011 (in thousands):

	Year Ended November 30, 2012	Five Months Ended November 30, 2011
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$19,799	$21,840
Service cost	36	15
Interest cost	1,027	434
Actuarial losses (gain)	5,413	(414)
Benefits paid	(1,121)	(471)
Currency adjustment	(645)	(1,605)

Projected benefit obligation, end of period	$24,509	$19,799

	Year Ended November 30, 2012	Five Months Ended November 30, 2011
Components of net periodic pension cost
Service cost	$36	$15
Interest cost on projected benefit obligation	1,027	434

Net periodic pension cost	$1,063	$449

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The accumulated benefit obligation at November 30, 2012 and 2011 is $24.5 million and $19.8 million, respectively. The amount in accumulated Other comprehensive income at November 30, 2012 and 2011 is a debit of $4.4 million and a credit of $287,000, respectively. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the year ended November 30, 2012 and five month period ended November 30, 2011:

	Year Ended November 30, 2012	Five Months Ended November 30, 2011
Projected benefit obligation
Discount rate	3.60%	5.60%
Rate of compensation increase	3.00%	3.00%
Net periodic pension benefit cost
Discount rate	5.60%	5.30%
Rate of compensation increase	3.00%	3.00%

Expected Benefit Payments — Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2013	1,194
2014	1,265
2015	1,290
2016	1,327
2017	1,308
2018 through 2022	6,666

Note 18.	Compensation Plans

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

Total compensation cost related to share-based compensation plans was $85.2 million, $136.0 million and $151.1 million for the years ended November 30, 2012 and 2011 and eleven months November 30, 2010, respectively. The net tax benefit related to share-based compensation plans recognized in additional paid-in capital was $19.8 million, $32.2 million and $3.0 million during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $31.4 million, $34.6 million and $2.4 million related to share-based compensation in cash flows from financing activities for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Due to our tax year end coinciding with our fiscal year end November 30, the timing of certain deductions related to share-based compensation are impacted such that tax benefits resulting from the vesting of awards are realized in the following fiscal year. Consequently, approximately $21.3 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 29, 2012 relates to share-based compensation awards that vested during January through November 2011, and approximately $19.7 million of the net tax benefit recognized in additional paid-in capital

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

during the three months ended February 28, 2011 relates to share-based compensation awards that vested during the eleven months ended November 30, 2010. Additionally, we expect to recognize a net tax deficiency of $18.2 million related to share-based compensation awards that vested during January through November 2012 in additional paid-in capital during the three month period ending February 28, 2013.

As of November 30, 2012, we had $202.9 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.0 years. We have historically and generally expect to issue new shares of common stock when satisfying our issuance obligations pursuant to share-based awards, as opposed to reissuing shares from our treasury stock.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan and other forms of restricted cash awards.

The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010:

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

Restricted Stock and Restricted Stock Units

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted shares of common stock subject to forfeiture. The Incentive Plan also allows for grants of restricted stock units. RSUs give a participant the right to receive fully vested shares at the end of a specified deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on our common stock.

During the twelve months ended November 30, 2011 and the eleven months ended November 30, 2010, we granted restricted stock and RSUs as part of year-end compensation. We generally did not grant restricted stock and RSUs as part of year-end compensation during the twelve months ended November 30, 2012. Restricted stock and RSUs granted as part of year-end compensation are not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date preceded the grant date for restricted stock and RSUs granted as part of year-end compensation, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. For the year ended November 30, 2011, we recognized compensation expense of $64.0 million related to restricted stock and restricted stock units of approximately 6,339,000 and 16,000, respectively, granted as part of our 2011 year end compensation. For the eleven months ended November 30,

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

2010, we recognized compensation expense of $114.7 million related to restricted stock and restricted stock units of approximately 5,062,000 and 127,000, respectively, granted as part of our 2010 year end compensation.

In 2011, we offered our employees the option to receive the stock portion of their year-end compensation in the form of either shares or cash, with the cash amount being equal to 75% of the grant-date amount of the stock that an employee would otherwise receive. The election resulted in a decrease to share-based compensation expense of approximately $23.3 million, as certain employees elected to receive reduced cash awards in lieu of the full grant-date amount of the shares. This offset increased cash compensation expense by approximately $17.5 million. The net effect of this election on total compensation and benefits expense was a reduction of approximately $5.8 million. While these cash awards were fully expensed in 2011, they will legally vest in future periods.

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

The total compensation cost associated with restricted stock and RSUs amounted to $83.8 million, $134.1 million and $149.8 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Total compensation cost includes year-end compensation and the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The following table details the activity of restricted stock (in thousands, except per share amounts):

	Year Ended November 30, 2012	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	9,032	$19.05
Grants(1)	2,253	$14.76
Forfeited	(118)	$24.32
Fulfillment of service requirement(1)	(3,109)	$19.53

Balance, end of period(2)	8,058	$17.59

(1)	Includes approximately 617,000 shares of restricted stock granted with no future service requirements during the year ended November 30, 2012. These shares are shown as granted and vested during the period. The weighted average grant date fair value of these shares was approximately $14.74 per share.

(2)	Represents restricted stock with a future service requirement.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table details the activity of restricted stock units (in thousands, except per share amounts):

	Year Ended November 30, 2012		Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	4,968	18,994	$23.53	$14.17
Grants	4,994	485 (1)	$14.18	$13.50
Distribution of underlying shares	—	(3,370)	$—	$21.93
Forfeited	(140)	(59)	$23.25	$18.68
Fulfillment of service requirement	(606)	606	$20.31	$20.31

Balance, end of period	9,216	16,656	$18.67	$12.79

(1)	Includes approximately 450,000 dividend equivalents declared on RSUs during the year ended November 30, 2012. The weighted average grant date fair value of these dividend equivalents was approximately $13.36.

The aggregate fair value of restricted stock and RSUs granted with a service requirement that vested during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 was $48.4 million, $32.7 million, and $11.4 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $9.6 million, $79.7 million and $120.2 million during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively.

Directors’ Plan.    We have a Directors’ Stock Compensation Plan (“Directors’ Plan”) which provides for an annual grant to each nonemployee director of $100,000 of restricted stock or deferred shares (which are similar to restricted stock units). These grants are made automatically on the date directors are elected or reelected at our annual shareholders’ meeting. These grants legally vest three years after the date of grant and are expensed in the year of grant.

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statements of Earnings, was $1.2 million, $1.6 million and $1.2 million for the years ended November 30, 2012 and 2011, and eleven months ended November 30, 2010, respectively.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred Compensation Plan.    We also have a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis by investing in our common stock at a discount (“DCP shares”), or by allocating among any combination of the investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $0.2 million, $0.3 million and $0.1 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. As of November 30, 2012, there were approximately 1,866,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan.    We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We made no contributions to the ESOP and no compensation cost related to the ESOP were incurred during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010.

Profit Sharing Plan.    We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $5.7 million, $6.0 million and $5.0 million for the years ended November 30, 2012 and 2011, and eleven months ended November 30, 2010, respectively.

Restricted Cash Awards.    We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years, with an approximate average term of two years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $194.4 million, $119.2 million and $49.2 million for the years ended November 30, 2012 and 2011 and the eleven months ended November 30, 2010, respectively. At November 30, 2012 and 2011, the remaining unamortized amount of these awards was $198.9 million and $211.4 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 19.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the years ended November 30, 2012 and 2011 and eleven months November 30, 2010 (in thousands, except per share amounts):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Earnings for basic earnings per common share:
Net earnings	$323,149	$286,368	$240,267
Net earnings to noncontrolling interests	40,740	1,750	16,601

Net earnings to common shareholders	282,409	284,618	223,666
Less: Allocation of earnings to participating securities(1)	17,392	13,822	8,069

Net earnings available to common shareholders	$265,017	$270,796	$215,597

Earnings for diluted earnings per common share:
Net earnings	$323,149	$286,368	$240,267
Net earnings to noncontrolling interests	40,740	1,750	16,601

Net earnings to common shareholders	282,409	284,618	223,666
Add: Convertible preferred stock dividends	4,063	4,063	3,724
Less: Allocation of earnings to participating securities(1)	17,407	13,823	8,084

Net earnings available to common shareholders	$269,065	$274,858	$219,306

Shares:
Average common shares used in basic computation	215,989	211,056	196,393
Stock options	2	7	13
Mandatorily redeemable convertible preferred stock	4,110	4,108	4,105
Convertible debt	—	—	—

Average common shares used in diluted computation	220,101	215,171	200,511

Earnings per common share:
Basic	$1.23	$1.28	$1.10
Diluted	$1.22	$1.28	$1.09

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 14,123,000, 10,667,000 and 7,285,000 for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Dividends declared on participating securities during the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 amounted to approximately $4.3 million, $3.4 million and $2.3 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Restrictions on our present ability to pay dividends on our common stock are the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 14, Long-Term Debt and the governing provisions of the Delaware General Corporation Law.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012	$0.075	$0.075	$0.075	$0.075
2011	$0.075	$0.075	$0.075	$0.075

On December 6, 2012, a quarterly dividend was declared of $0.075 per share of common stock payable on December 31, 2012 to stockholders of record as of December 21, 2012.

Note 20.	Income Taxes

Total income taxes for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 were allocated as follows (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Income tax expense	$168,646	$132,966	$156,404
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(19,789)	(32,200)	(2,965)

	$148,857	$100,766	$153,439

Income tax expense for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 consists of the following components (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Current:
Federal	$62,710	$65,702	$123,352
State and local	18,520	28,644	36,379
Foreign	2,773	8,443	(7,716)

	84,003	102,789	152,015

Deferred:
Federal	79,224	7,637	(15,275)
State and local	13,006	(694)	388
Foreign	(7,587)	23,234	19,276

	84,643	30,177	4,389

	$168,646	$132,966	$156,404

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate of 35% to earnings before income taxes for 2012, 2011 and 2010 as a result of the following (in thousands):

	Year Ended November 30,				Eleven Months Ended November 30, 2010
	2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$172,128	35.0%	$146,767	35.0%	$138,835	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	20,492	4.2	18,168	4.3	23,899	6.0
Bargain purchase gain on the acquisition of the Global Commodities Group	—	—	(18,363)	(4.4)	—	—
Noncontrolling interest, not subject to tax	(14,161)	(2.9)	(613)	(0.1)	(5,810)	(1.5)
Foreign income	(7,528)	(1.5)	(11,736)	(2.8)	525	0.1
Other, net	(2,285)	(0.5)	(1,257)	(0.3)	(1,045)	(0.2)

Total income taxes	$168,646	34.3%	$132,966	31.7%	$156,404	39.4%

The following table presents a reconciliation of gross unrecognized tax benefits for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Balance at beginning of period	$79,779	$52,852	$24,153
Increases based on tax positions related to the current period	30,671	14,159	22,198
Increases based on tax positions related to prior periods	7,549	14,696	6,753
Decreases based on tax positions related to prior periods	(5,893)	(1,808)	(252)
Decreases related to settlements with taxing authorities	(487)	(120)	—
Decreases related to a lapse of applicable statutes of limitation	(1,080)	—	—

Balance at end of period	$110,539	$79,779	$52,852

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $72.4 million, $52.3 million and $34.3 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Interest related to income tax liabilities is recognized in Interest expense. Penalties, if any, are recognized in Other expenses. Net interest expense related to income tax liabilities was $4.5 million, $4.4 million and $2.0 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. In addition to the liability for unrecognized tax benefits, we had interest accrued of approximately $15.3 million, $10.8 million and $6.4 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2012 and 2011 are presented below (in thousands):

	November 30,
	2012	2011
Deferred tax assets:
Compensation	$333,318	$390,831
Net operating loss	22,447	12,384
Other	30,932	31,732

Sub-total	386,697	434,947
Valuation allowance	(11,754)	(11,950)

Total deferred tax assets	374,943	422,997

Deferred tax liabilities:
Long-term debt	37,370	31,727
Amortization of intangibles	62,617	52,623
Other	47,811	27,575

Total deferred tax liabilities	147,798	111,925

Net deferred tax asset, included in Other assets	$227,145	$311,072

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $227.1 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2012, we had loss carryforwards in Asia, primarily Japan, and the United Kingdom of approximately $80.0 million. The Japanese losses begin to expire in the year 2013 while the United Kingdom losses have an unlimited carryforward period. The deferred tax assets related to the losses in Asia and the United Kingdom have been offset by a valuation allowance of $7.0 million and $0.9 million, respectively.

There is a current net tax receivable of $69.8 million and $68.9 million at November 30, 2012 and 2011, respectively.

At November 30, 2012, we had approximately $96 million of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded because these earnings are permanently invested abroad. Accordingly, a deferred tax liability of approximately $20 million has not been recorded with respect to these earnings.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, various tax examinations will be concluded and statutes of limitation will expire. However, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next 12 months.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2011
California	2004
Connecticut	2006
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

Note 21.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2012 (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Maximum Payout
Equity commitments	$0.4	$4.1	$1.2	$—	$633.0	$638.7
Loan commitments	129.8	387.6	111.3	16.4	2.3	647.4
Mortgage-related commitments	1,056.4	465.8	577.8	—	—	2,100.0
Forward starting reverse repos and repos	342.7	—	—	—	—	342.7

	$1,529.3	$857.5	$690.3	$16.4	$635.3	$3,728.8

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of November 30, 2012. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 - 12 Months	1 - 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure(1)	Corporate Lending Exposure at Fair Value(2)	Corporate Lending Commitments (3)
Non-investment grade	$90.0	$80.5	$2.4	$172.9	$36.2	$136.7
Unrated	72.5	663.4	—	735.9	225.2	510.7

Total	$162.5	$743.9	$2.4	$908.8	$261.4	$647.4

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(2)	The corporate lending exposure carried at fair value includes $261.4 million of funded loans included in Financial instruments owned — Loans and a $7.1 million liability related to lending commitments recorded in Financial instruments sold — Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2012.

(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments.    We have commitments to invest $500.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of November 30, 2012, and have funded $107.5 million and $110.0 million, respectively. See Note 11, Investments for additional information regarding these investments.

At November 30, 2012, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of November 30, 2012, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC., leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P.. As of November 30, 2012, we have funded approximately $27.1 million and $3.6 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $54.3 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of November 30, 2012, we have funded approximately $43.6 million and $2.2 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $3.2 million unfunded in aggregate.

As of November 30, 2012, we had other equity commitments to invest up to $29.8 million in various other investments of which $2.7 million remains unfunded.

Loan Commitments.    From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of November 30, 2012, we had $267.6 million of loan commitments outstanding to clients.

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2012, we have funded $125.0 million of the aggregate principal balance and $375.0 million of our commitment remained unfunded.

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $37.5 million. As of November 30, 2012, we funded approximately $32.7 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $4.8 million of our commitment remained unfunded.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The unfunded loan commitments to Jefferies Finance and JEP IV of $379.8 million in aggregate are unrated and included in the total unrated lending commitments of $510.7 million presented in the table above.

Mortgage-Related Commitments.    We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $57.2 million at November 30, 2012.

Forward Starting Reverse Repos and Repos.    We enter into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Leases.    As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2023 which are operating leases. At November 30, 2012, future minimum aggregate lease payments for all noncancelable operating leases for fiscal years ended November 30, 2013 through 2017 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Gross	Sub-Leases	Net
2013	$65,602	$5,440	$60,162
2014	58,341	5,013	53,328
2015	33,090	2,344	30,746
2016	30,050	2,221	27,829
2017	28,566	300	28,266
Thereafter	88,216	—	88,216

Total	$303,865	$15,318	$288,547

Rental expense, net of subleases, amounted to $48.4 million, $44.3 million and $36.2 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. In January 2013, we amended our lease agreement for our global executive offices and principal administrative offices in New York to extend the term through 2029.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commences on various dates in 2013 and 2014. At November 30, 2012, minimum future lease payments are as follows (in thousands):

Fiscal Year
2013	$3,887
2014	3,887
2015	3,887
2016	3,887
2017	3,887
Thereafter	1,750

Net minimum lease payments	21,185
Less amount representing interest	2,219

Present value of net minimum lease payments	$18,966

Guarantees

Derivative Contracts.    Our dealer activities cause us to make markets and trade in a variety of derivative instruments. Certain derivative contracts that we have entered into meet the accounting definition of a guarantee under U.S. GAAP, including credit default swaps, written foreign currency options and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of our maximum potential payout under these contracts.

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2012 (in millions):

	Expected Maturity Date
Guarantee Type	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Notional/ Maximum Payout
Derivative contracts — non-credit related	$52,712.3	$45,703.9	$1.3	$—	$—	$98,417.5
Derivative contracts — credit related	—	—	—	67.5	—	67.5

Total derivative contracts	$52,712.3	$45,703.9	$1.3	$67.5	$—	$98,485.0

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At November 30, 2012 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$67.5	$—	$—	$—	$—	$—	$67.5

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2012, the fair value of derivative contracts meeting the definition of a guarantee is approximately $167.0 million.

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

Note 22.	Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies, Jefferies Execution and Jefferies High Yield Trading are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies, Jefferies Execution and Jefferies High Yield Trading have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies Bache, LLC is also registered as a Futures Commission Merchants and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As of November 30, 2012, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$841,263	$794,419
Jefferies Execution	12,749	12,499
Jefferies High Yield Trading	566,040	565,790

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$252,281	$85,241

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom (“U.K.”).

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 23.	Segment Reporting

We operate in two principal segments — Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking comprising of underwriting and financial advisory activities. The Capital Markets reportable segment provides the sales, trading and origination support for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Our net revenues and expenses by segment are summarized below for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 (in millions):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Capital Markets:
Net revenues	$2,971.8	$2,502.6	$2,175.5
Expenses	$2,433.5	$2,095.0	$1,751.4
Asset Management:
Net revenues	$27.0	$46.2	$16.8
Expenses	$30.6	$30.9	$29.3
Total:
Net revenues	$2,998.8	$2,548.8	$2,192.3
Expenses	$2,464.1	$2,125.9	$1,780.7

The following table summarizes our total assets by segment as of November 30, 2012 and 2011 (in millions):

	November 30,
	2012	2011
Segment Assets:
Capital Markets	$36,277.7	$34,946.0
Asset Management	15.8	25.4

Total assets	$36,293.5	$34,971.4

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010 were as follows (in thousands):

	Year Ended November 30,		Eleven Months Ended November 30, 2010
	2012	2011
Americas(1)	$2,469,696	$2,027,887	$1,882,764
Europe(2)	426,098	494,917	300,405
Asia	102,990	26,009	9,081

Net revenues	$2,998,784	$2,548,813	$2,192,250

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 24.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds.    We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2012 and 2011, loans to and/or equity investments in Private Equity Related Funds were $104.2 million and $128.1 million, respectively. Interest income earned on loans to Private Equity Related Funds was $3.1 million, $3.1 million and $4.8 million for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. Other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds was a $8.5 million loss, $9.2 million gain and a $0.3 million loss for the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, respectively. For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC.    At November 30, 2012, we have commitments to purchase $411.6 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees.    At November 30, 2012 and 2011, we had $46.5 million and $59.2 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia.    During the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $9.8 million, $7.2 million and $17,000, respectively. These revenues are recorded in Commission income on the Consolidated Statements of Earnings. During the years ended November 30, 2012 and 2011, we distributed to Leucadia approximately $5.4 million and $9.0 million, respectively, related to earnings associated with their investment in our high yield joint venture.

For information on transactions with our equity method investees, see Note 11, Investments.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

November 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 25.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the years ended November 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012
Total revenues	$1,006,811	$946,072	$945,052	$973,270
Net revenues	779,966	711,031	738,938	768,849
Earnings before income taxes	148,869	106,582	122,369	113,975
Earnings to common shareholders	77,136	63,498	70,171	71,604
Earnings per common share:
Basic	$0.33	$0.28	$0.31	$0.31

Diluted	$0.33	$0.28	$0.31	$0.31

	Three Months Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011
Total revenues	$966,676	$970,117	$794,104	$798,740
Net revenues	758,382	727,165	509,282	553,983
Earnings before income taxes	162,931	130,484	55,238	70,680
Earnings to common shareholders	87,341	80,616	68,275	48,386
Earnings per common share:
Basic	$0.42	$0.36	$0.30	$0.21

Diluted	$0.42	$0.36	$0.30	$0.21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Last year we disclosed our acquisition of the Global Commodities Group (now operating as Jefferies Bache) from Prudential Financial, Inc. In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting as of November 30, 2011 excluded the internal control over financial reporting for the Global Commodities Group. The Jefferies Bache integration represents a material change in internal control over financial reporting as defined in SEC Rule 13a-15(f) during the quarter and year ended November 30, 2012.

Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.

Our Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to our Form 10-K for the year ended November 30, 2011 and are filing as exhibits to this Form 10-K, the certifications required by Rules 13a-14(a)/15d-14(a) and 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Each of the biographies of the directors and executive officers below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the past five years.

Richard B. Handler, age 51, has been our Chairman since February 2002, and our Chief Executive Officer since January 2001. Mr. Handler has also served as Chief Executive Officer of Jefferies & Company, Inc., our principal operating subsidiary (“Jefferies”), since January 2001 and as President of Jefferies since May 2006. Mr. Handler was first elected to our Board in May 1998. He was Managing Director of High Yield Capital Markets at Jefferies from May 1993 until February 2000, after co-founding that group as an Executive Vice President in April 1990. Mr. Handler has also been the President and Chief Executive Officer of the Jefferies Partners Opportunity family of funds and is Chief Executive Officer of their successor entities, Jefferies High Yield Trading, LLC and Jefferies High Yield Holdings, LLC. He is also Chairman and Chief Executive Officer of the Handler Family Foundation, a non-profit foundation working primarily with underprivileged youth. Mr. Handler received an MBA from Stanford University in 1987, where he serves as a member of the Advisory Council for the University’s Graduate School of Business. He received his BA in Economics from the University of Rochester in 1983 where he also serves on the Board of Trustees, is Chairman of the University’s Finance Committee and Co-Chairman of its Capital Campaign. For the 22 year period between January 1990 and December 31, 2012 when Mr. Handler has worked at Jefferies, our shares have compounded annually at 22%. Since joining Jefferies in 1990 and throughout his entire 12-year term as CEO, 78% of Mr. Handler’s compensation has consisted of non-cash equity related securities vesting over three to five years.

Brian P. Friedman, age 57, has been one of our directors and an executive officer since July 2005, and has been Chairman of the Executive Committee of Jefferies since 2002. Since 1997, Mr. Friedman has also been President of Jefferies Capital Partners (formerly known as FS Private Investments), a private equity fund management company now owned by Mr. Friedman and Jefferies. Mr. Friedman splits his time between his role with us and his position with Jefferies Capital Partners. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the New York City law firm of Wachtell, Lipton, Rosen & Katz. As a result of his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of private portfolio companies, and serves on the Board of Fiesta Restaurant Group, Inc., a public company that owns and operates several restaurant chains since May 2012. Mr. Friedman also served on the Board of the general partner of K-Sea Transportation L.P. from 2004 through 2011, and served on the Board of Carrols Restaurant Group, Inc. from June 2009 through May 2012. Since joining Jefferies in 2001 and throughout his entire term as Chairman of the Executive Committee, 91% of Mr. Friedman’s compensation has consisted of non-cash equity related securities vesting over three to five years.

W. Patrick Campbell, age 66, has been one of our directors since January 2000 and a director of Jefferies International Limited since September 2012. Mr. Campbell was Chairman and Chief Executive Officer of Magex Limited from August 2000 to April 2002 and is currently an independent consultant in the media and telecom field. From 1994 until October 1999, Mr. Campbell was Executive Vice President of Corporate Strategy and Business Development at Ameritech Corp. where he was a member of the Management Committee and directed all corporate strategy and merger and acquisition activity. From 1989 to 1994, Mr. Campbell served as President and Chief Executive Officer of Columbia TriStar Home Video, a Sony Pictures Entertainment Company, and has previously been President of RCA/Columbia Pictures International Video. Mr. Campbell has also been a director of Black & Veatch since November 1999. Mr. Campbell is Chairman of our Audit Committee, and a member of our Compensation Committee and Corporate Governance and Nominating Committee.

Ian M. Cumming, age 72, has been one of our directors since April 2008 and a director of Jefferies High Yield Holdings, LLC since April 2007. Mr. Cumming has served as a director and Chairman of the Board of Leucadia since June 1978. Leucadia is a diversified holding company engaged in a variety of businesses, including beef processing, manufacturing, gaming entertainment, real estate activities, medical product development and winery operations. Mr. Cumming is a director of Skywest, Inc., a Utah-based regional air carrier and HomeFed Corporation (“HomeFed”), a publicly held real estate development company. Mr. Cumming was previously a director of Mueller Industries Inc. (“Mueller”), a publicly held manufacturer of copper, brass, plastic and aluminum products, Chairman of the Board of The FINOVA Group Inc., formerly, a middle market lender, and a director of AmeriCredit Corp., now known as General Motors Financial Company, Inc., an auto finance company. Mr. Cumming is also a member of our Compensation Committee and Corporate Governance and Nominating Committee.

Richard G. Dooley, age 83, has been one of our directors since November 1993. From 1978 until his retirement in June 1993, Mr. Dooley was Executive Vice President and Chief Investment Officer of Massachusetts Mutual Life Insurance Company (“MassMutual”). Mr. Dooley was a consultant to MassMutual from 1993 to 2003. Mr. Dooley has been a director of Kimco Realty Corporation since 1990 and is a member of its Compensation Committee. Mr. Dooley is Chairman of our Compensation Committee and a member of our Audit Committee and Corporate Governance and Nominating Committee.

Robert E. Joyal, age 68, has been one of our directors since January 2006. Previously, Mr. Joyal was the President of Babson Capital Management LLC, an investment management firm, a position that he held from 2001 until his retirement in June 2003. Mr. Joyal served as Managing Director of Babson from 2000 to 2001. He also served as Executive Director from 1997 to 1999 and Vice President and Managing Director of MassMutual from 1987 to 1997. Mr. Joyal was a director of Scottish Reinsurance Group, Ltd. (2007-2011) and a director of Alabama Aircraft Industries, Inc., from 2003 through 2010. Mr. Joyal is a trustee of various investment companies sponsored by the Massachusetts Mutual Financial Group and various private equity and mezzanine funds sponsored by First Israel Mezzanine Investors. He has been a director of Kimco Insurance Company since 2007 and currently serves as a director of Ormat Technologies, Inc. Mr. Joyal is Chairman of our Corporate Governance and Nominating Committee, and a member of our Audit Committee and Compensation Committee. Mr. Joyal is also a Chartered Financial Analyst.

Michael T. O’Kane, age 67, has been one of our directors since May 2006. From 1986 to 2004, Mr. O’Kane served in various capacities for TIAA-CREF, first as a Managing Director – Private Placements from 1986 to 1990, then as Managing Director – Structured Finance from 1990 to 1996 and finally as Senior Managing Director – Securities Division from 1986 to 2004, when he was responsible for approximately $120 billion of fixed income and $3.5 billion of private equity assets under management. Since August 2005, Mr. O’Kane has also served on the Board of Directors and on the Audit, Finance and Risk Oversight Committee of Assured Guaranty, Ltd. In addition, from 2001 to 2006, Mr. O’Kane served on the Board of Trustees of Scholarship America, a non-profit company engaged in providing scholarships for young students to attend college. Mr. O’Kane is a member of our Corporate Governance and Nominating Committee, Audit Committee and Compensation Committee.

Joseph S. Steinberg, age 68, has been one of our directors since April 2008 and a director of Jefferies High Yield Holdings, LLC since April 2007. Mr. Steinberg has served as a director of Leucadia since December 1978 and as its President since January 1979. In addition, Mr. Steinberg is Chairman of the Board of HomeFed, and was a director of The FINOVA Group, Inc., White Mountains Insurance Group, Ltd., Jordan Industries, Inc., Mueller Industries, Inc. and Fortescue Metals Group, Ltd. Mr. Steinberg is a member of our Compensation Committee and Corporate Governance and Nominating Committee.

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Other than Messrs. Handler and Friedman, for whom information is provided above, the following sets forth information as to the executive officers:

Peregrine C. Broadbent, age 49, has been our and Jefferies’ Executive Vice President and Chief Financial Officer since November 2007. Prior to joining us, Mr. Broadbent was employed by Morgan Stanley for 16 years, including serving as Managing Director, Head of Institutional Controllers (Fixed Income, Equity and Investment Banking) of Morgan Stanley from November 2003 through November 2007, and was Morgan Stanley’s Managing Director, Head of Fixed Income Infrastructure (Operations and Controllers) from March 2002 to November 2003. Mr. Broadbent is a Chartered Accountant in the United Kingdom.

Michael J. Sharp, age 57, has been our and Jefferies’ Executive Vice President, General Counsel and Secretary since November 2010. Prior to joining us in September 2010, Mr. Sharp had been a partner with the law firm of Wilmer Cutler Pickering Hale & Dorr LLP since March 2009. Previously, Mr. Sharp was General Counsel of Citigroup’s Global Wealth Management, Global Consumer Bank, and Global Credit Card business units. Before his 12 years at Citigroup, Mr. Sharp was a litigation associate at Cravath, Swaine & Moore, which he joined in 1992. Mr. Sharp began his legal career as a judicial clerk on the United States Court of Appeals for the Eleventh Circuit. Before embarking on a legal career, Mr. Sharp traded U.S. Treasury Bonds from 1981 to 1988.

John F. Stacconi, age 50, became our Global Treasurer in January 2012. Previously, Mr. Stacconi was Managing Director and International Treasurer at Nomura International from January 2010 through December 2011. Mr. Stacconi was Managing Director in Corporate Treasury at JP Morgan from June 2008 through December 2009. Previously, Mr. Stacconi had been at Bear Stearns since 1985, serving as Senior Managing Director from 1999 through 2008 and Treasurer of Bear Stearns Securities Corp. from 2005 through 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding Common Stock, to file with the SEC, by a specified date, initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities on Forms 3, 4 and 5. Directors, executive officers, and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of filings made pursuant to Section 16(a) during or related to fiscal 2012, we do not believe any of the persons mentioned above failed to file the required reports on a timely basis other than a Form 4 filed on November 19, 2012 by Mr. Campbell for a June 20, 2012 purchase of 5,000 shares of common stock.

Governance Documents

Important documents related to our corporate governance are posted on our website at http://www.jefferies.com/ and may be viewed by following the “Investor Relations” link, and then on the page that follows, following the “Governance Documents” link in the menu. Documents posted include our Code of Ethics, Corporate Governance Guidelines and the Charters for each of the Board committees mentioned above, which may be accessed directly at http://www.jefferies.com/charters/. We will also provide you with any of these documents in print upon request without charge. You may direct your request to Investor Relations, Jefferies & Company, Inc., 520 Madison Avenue, New York, NY 10022, or by calling 203-708-5975 or sending an email to info@jefferies.com.

Audit Committee and Financial Expert Determination

The current Audit Committee members are W. Patrick Campbell, Chairman, Richard G. Dooley, Robert E. Joyal and Michael T. O’Kane. The Audit Committee is appointed by the Board to assist the Board in monitoring the following:

•	the integrity of our financial statements

•	our independent registered public accounting firm’s qualifications and independence

•	the performance of our internal audit function and independent registered public accounting firm

•	our compliance with legal and regulatory requirements

•	the selection and compensation of our independent registered public accounting firm

The Audit Committee has adopted a written charter which is available on our website as described below. During 2012, there were nine meetings of the Audit Committee.

The Board has determined that the members of its Audit Committee, Messrs. Campbell, Dooley, Joyal and O’Kane, each meet the independence standards as set forth in the Corporate Governance Guidelines and is a “Financial Expert” as defined by applicable New York Stock Exchange and SEC rules.

Item 11.	Executive Compensation.

Objectives of our Compensation Programs

Our compensation policies, plans and programs are intended to meet three key objectives:

•	Provide competitive levels of compensation in order to attract and retain talented executives and firm leaders.

•	Encourage long-term service and loyalty.

•

Provide compensation that is perceived as fair within the Company and consistent with employee and executive contributions to the Company, and that motivates employees to perform without exposing the Company to excessive risk.

Certain components of our compensation programs are targeted to help us achieve one of those objectives, and other components help us achieve multiple objectives simultaneously.

Attract and Retain Talented Employees

The Company is engaged in a highly competitive service business, and its success depends on the leadership of senior executives and the talent of its key employees. As the financial markets continue to undergo significant turmoil, we continue to broaden and deepen the team that serves our clients. We have continued to take advantage of opportunities as they arise to hire additional talented individuals to join our team, with the continual focus of delivering an exceptional product for our clients. As a result, the focus of our compensation arrangements continues to be the attraction and retention of highly capable individuals. Our goal has been to ensure that our compensation program provides competitive levels of compensation that are realistic in light of recent and expected market conditions, and inspire continued loyalty to the Company.

In furtherance of this goal, the Compensation Committee established a 2012 compensation program for the named executive officers in early 2012. When considering the program, the Committee did not view it as an appropriate time to reconstitute its “peer group” or conduct a survey of the compensation of the peer group it used in 2009. With the significant turmoil in the market and changes in the financial sector, the Compensation Committee did not view it as an appropriate time to refer to a new peer group analysis. In addition, the long-term equity grants made in 2010 were intended to relate to 2010, 2011 and 2012 compensation, further minimizing the value of a peer group as it related to the 2012 compensation program.

In mid-2012, the Committee saw the need to reconstitute its peer group and establish a long-term compensation program for its key executives. The Committee once again retained the services of Mercer (US) Inc. as its compensation consultant to provide advice and counsel to the Committee generally, and specifically, to:

•	provide the Committee with an executive compensation assessment for the CEO and Chairman of the Executive Committee,

•	provide an update on the current environment for financial services/investment banking executive compensation,

•	develop a recommended long-term incentive program approach for fiscal 2013, and

•	propose an overall go-forward target pay level and support our disclosure efforts.

Mercer assisted the Committee in proposing its new peer group, provided benchmarking for the compensation arrangements of the CEO and Chairman of the Executive Committee against the peer group, and developed preliminary 2013-15 long-term equity compensation recommendations for review by the Committee. The Committee used a revised peer group consisting of primary comparators and secondary comparators.

Primary Comparators Credit Suisse Deutsche Bank AG Goldman Sachs Group Morgan Stanley UBS	Secondary Comparators Barclays Blackrock Inc. Blackstone Evercore Partners Inc. Fortress Investment Group Greenhill & Co. Inc. KKR Lazard Ltd. Stifel Financial Corp.

An analysis of the compensation practices of these peer groups was used as a general frame of reference for determining 2013-15 long-term equity compensation, though the determination of the amounts was subjective and not formulaic.

In fiscal 2012, we paid Mercer $82,442 for its services related to the executive compensation work described above, $8,901 to affiliates of Mercer for providing human resources consulting services in the United States and $68,299 from our foreign affiliates to Mercer’s foreign affiliates, based on conversion rates as of November 30, 2012. Affiliates of Mercer also received $4,549,013 in commissions as a result of commercial insurance policies we purchased through those affiliates. The decisions to use Mercer affiliates for these other services are made in the ordinary course of our business and are generally recommended by our business department heads with the approval of management. We view these decisions as unrelated to our discussion of executive compensation and we do not require the Compensation Committee or the Board to review each use of an affiliate of Mercer. The subcommittee of the Compensation Committee reviewed and analyzed Mercer’s services and compensation from us prior to its engagement and concluded that the proposed engagement of Mercer for executive compensation work did not raise a conflict of interest, Mercer is independent and approved the engagement of Mercer.

Encourage Long-Term Service and Loyalty

We have traditionally encouraged long-term service and loyalty to the Company by fostering an employee ownership culture. We are proud of the large percentage of the Company’s common stock that is owned by our employees and executives. This ownership encourages our employees and executives to act in the best long-term interest of the Company, and is enhanced through the use of long-term restrictions on vesting.

The long-term equity incentives intended to relate to 2012 compensation were granted in 2010 and contained these long-term restrictions on vesting. In 2012 we granted long-term equity compensation to Mr. Handler and Mr. Friedman intended to relate to 2013, 2014 and 2015. We anticipate that future long-term equity incentives will continue to retain characteristics we have included in our long-term incentive grants in the past. Some characteristics may include multi-year vesting restrictions or restricted cash with a one year or greater vesting requirement.

We have not seen a need to adopt ownership stock guidelines for executives due to their historically large relative stock ownership and our strong culture of stock ownership.

Relative Fairness

As the brokerage and financial services industry emerges from a period of tremendous challenges, it becomes even more essential we retain talented professionals and incentivize them to capitalize on market opportunities. While the financial services market is reshaped, our compensation objective continues to focus on rewarding personal productivity and fostering a results-oriented environment, while maintaining a non-variable component of compensation to provide stability. Our two most senior executives continue to have roles that blend both management and production responsibilities and accordingly, the Compensation Committee generally considers the compensation opportunities those individuals would have if they chose to focus entirely on their production abilities. We believe that maintaining our entrepreneurial culture is still essential and makes us unique among our competitors, so we continue to offer compensation opportunities that are driven by performance and results.

Our Compensation Committee looks to the recommendations of our CEO and Chairman of the Executive Committee in setting the compensation for the other named executive officers.

What Our Compensation Program is Designed to Reward

By linking compensation opportunities to performance of the Company as a whole, we believe our compensation program encourages and rewards:

•	Executive efforts at enhancing firm-wide productivity and profitability, and

•	Entrepreneurial behavior, in which executives are shareholders and act to maximize long-term equity value in the interest of all shareholders.

Consistent with rewarding these specific activities, we have fashioned our policies to reward productivity and profitability of our executive officers in a performance based environment much the same way we approach other employees responsible for the generation of revenue throughout the firm, and we expect our executives to set the example for these revenue producers throughout the firm. We accomplish these objectives by providing four different types of compensation described below.

Elements of Compensation

In this section we discuss each element of our compensation program, why we choose to pay each element, and how we determine the amount of each element to pay. Our annual compensation program generally consists of the following elements which make up our executives’ total direct compensation:

•	Salary

•	Performance Based Bonus

•	Long-Term Equity Incentive

•	Other Benefits

The first three items will be described in detail below. The fourth item, Other Benefits, includes medical, dental and other similar benefits we provide to executives and other employees that are not part of what we consider direct compensation, and are not included in the tabular disclosures. We believe providing these benefits furthers our compensation objectives. We intend these benefits to be generally competitive, but our evaluation of these benefits is separate from our decisions on total direct compensation. Our executives participate in these benefit programs on the same basis as all our other employees.

Our Compensation Committee acts on behalf of the Board of Directors and represents the shareholders to advise senior management in the administration of the compensation program for the named executive officers generally. A subcommittee of the Compensation Committee provides independent approval of the compensation program for our named executive officers. Our Committee operates under a charter adopted by the Board of Directors, which delegates authority to the Committee and provides for its governance.

Employment Contracts and the Role of Negotiation

None of our named executives had employment contracts in 2012, other than Mr. Stacconi, who joined us in early 2012. We believe it is in the Company’s best interest to minimize the number of employment agreements entered into with our key executives. Our Compensation Committee generally enters into, and we disclose, compensation arrangements with our key executives on an annual basis, but we do not enter into employment contracts with preexisting employees which would give our executives a right to future employment or to golden parachute payments if they are terminated. Instead, we depend upon their overall compensation opportunity, share holdings, the vesting of long-term equity and restricted cash grants and their personal commitments to our firm to motivate the loyalty of our key executives.

Avoiding employment contracts allows our Compensation Committee to retain greater flexibility in setting periodic compensation terms. Our Compensation Committee makes decisions on the amount of executive compensation to pay by focusing on total direct compensation for a given year, which includes the sum of all annual base salary, bonuses and attributable long-term compensation.

The Committee considered the views of the CEO and Chairman of the Executive Committee in setting the elements and amounts of their own compensation, and received significant input from the CEO and Chairman of the Executive Committee in determining the bonus for the CFO and General Counsel. The Chief Executive Officer is the principal negotiator with the Compensation Committee regarding his own compensation and the compensation of the Chairman of the Executive Committee, subject to approval by the Compensation Committee. The Chairman of the Executive Committee was the principal negotiator regarding the compensation of the Chief Financial Officer and Global Treasurer, subject to the review and approval of the Compensation Committee. The negotiation regarding the amounts of total compensation and the amount of long-term equity awards for the CEO and Chairman of the Executive Committee occurs primarily between the CEO and the Chairman of the Compensation Committee, but the final decision, and the analysis relied upon to reach that decision, are the Committee’s.

Base Salary

We pay our named executive officers a base salary in order to provide them a predictable level of income and enable the executive to meet living expenses and financial commitments. Though we make our decisions on executive compensation focusing on total direct compensation for a given year including base salary, annual bonus and long-term awards, we are sensitive to the needs of our executives for a certain level of compensation stability. The base salaries we have established for the named executive officers reflects our understanding of the trade-off that exists between aligning the interests of the named executive officers as closely as possible with those of the Company’s shareholders and our desire to avoid exposing them to compensation risk. We believe the base salary levels we have established strike the proper balance and that providing a predictable base salary is essential to attract and retain talented executives and provide a compensation package that is perceived as fair, in comparison to other companies and within the Company.

With respect to the base salary paid to our named executive officers in fiscal 2012, our Compensation Committee’s determination of the appropriate level of base salary was subjective and not formulaic.

•

The base salary for the CEO is largely a result of previous negotiation and historical precedent. At the time he began serving as our CEO, the Committee agreed to pay Mr. Handler the maximum base salary permitted within the deductibility limits of Internal Revenue Code §162(m). Mr. Handler has not had an increase in base salary since he began serving as our CEO.

•

The Committee has historically paid the Chairman of the Executive Committee a base salary that is a fixed ratio to the CEO’s salary. In mid 2012, the Compensation Committee reviewed the functions of the CEO and Chairman of the Executive Committee and took note that changes in our business, and in the business of the units in which our executives are active participants, supported a change in the approach to the Chairman of the Executive Committee’s compensation. The Committee noted that the CEO and Chairman of the Executive Committee have evolved into equal, but distinct roles in leading the company. The Committee determined that it would adopt a new approach and would treat the salary and long-term equity compensation opportunities of the CEO and Chairman of the Executive Committee equally, but require a credit in respect of ongoing income earned by the Chairman of the Executive Committee from Jefferies Capital Partners.

•

The base salaries for our other named executive officers are determined by the Chief Executive Officer and/or the Chairman of the Executive Committee and are viewed in light of historical precedent within the firm, competitive factors, the limits of §162(m), and the desire to provide a non-performance based cash component of compensation.

The Committee continues to use base salary to provide compensation not directly tied to performance, and bonuses and long-term equity grants to provide performance based and retention oriented compensation.

Bonuses

We use annual bonuses as our primary tool for encouraging executives to maximize short-term productivity and profitability. Annual incentive awards motivate executives to focus on aspects of Company performance that we believe are key to its success. Accordingly, we have determined bonuses for our CEO, Chairman of the Executive Committee, General Counsel and Global Treasurer in whole or in part by reference to earnings per share, return on equity, and pre-tax profit margin.

To take these factors into account, the Compensation Committee generally establishes formulas for payment of annual bonuses by a date early in the calendar year, so that the performance goals and potential rewards can positively influence the executives during the year and meet the requirements of Code Section 162(m). Section 162(m) generally disallows a public company’s tax deduction for the named executive officers in excess of $1 million in any tax year. Under Section 162(m), compensation that qualifies as “performance-based compensation” is excluded from the $1 million deductibility cap, and therefore remains fully deductible even though the executive’s total direct compensation may exceed $1 million in a given year. We seek to preserve the tax deductibility of the compensation we pay to executive officers, to the extent we can do so without impairing the operation and effectiveness of our compensation policies and programs.

The Committee followed this approach in 2012 and established 2012 formulas and targets early in the fiscal year. These formulas, which were part of Mr. Handler, Mr. Friedman, Mr. Sharp and Mr. Stacconi’s compensation packages in 2012, provided for no annual bonus if threshold levels of performance were not achieved, a targeted amount of annual bonus for achievement of target performance, and greater- or less-than target payouts for performance that exceeded or fell short of the specified target levels, up to a specified maximum payout. The 2012 formulas were dependent on our earnings per share, return on equity and pre-tax profit margin. These financial measures were calculated using consolidated after-tax earnings from our continuing operations. All financial results were adjusted to add back the negative effect of extraordinary transactions (e.g. mergers, acquisitions, divestitures), if any, occurring during 2012. No adjustments were made in 2012.

The Committee established six-tiered performance measures for each of the three performance criteria as follows:

Level	Performance
Threshold	25% below Target
Below Target	10% below Target
Target	Target
Above Target	10% above Target
Superior	20% above Target
Superior+	30% above Target

The Committee then assigned a weight to each of the performance criteria (earnings per share, return on equity and pre-tax profit margin), and used that weighting, together with the threshold category achieved to determine what portion of the executive’s target bonus the individual would be entitled to receive, as follows:

Earnings per Share	55%
Return on Equity	40%
Pre-tax Profit Margin	5%

100%

The Committee interpolates the amount of bonus between the set thresholds of performance when our performance falls between the set thresholds, and reserves the right to exercise negative discretion to reduce amounts or to take into consideration additional performance measures in determining whether to reduce calculated bonus awards, but does not have discretion to increase the bonus awards.

For 2012, the Committee established targets for Earnings per Share, Return on Equity and Pre-tax Profit Margin at $1.04, 7.0% and 14.8% respectively. Our performance fell above the “Above Target” amount but below the “Superior” amount in all three categories, resulting in an annual Performance Based Bonus calculated amounts as follows:

Handler	$8,116,669
Friedman	$6,087,502
Sharp	$1,891,111
Stacconi	$691,111

The Committee, which was unanimously impressed with our financial performance and Mr. Handler’s and Mr. Friedman’s roles in that performance, were fully prepared to pay Mr. Handler and Mr. Friedman those Performance Based Bonuses. Mr. Handler and Mr. Friedman, however, volunteered to reduce their respective bonus compensation for proportionately equal reductions by $3,116,669 to $5,000,000, and by $2,337,502 to $3,750,000. In accordance with Mr. Handler and Mr. Friedman’s request, the Committee agreed to reduce those Performance Based Bonuses as further described in the notes to the Grants of Plan Based Awards-2012 table below.

We believe the targets we set were substantially uncertain at the time they were established and were set at levels that would make target performance attainable only with continued high level performance, and above target payouts attainable only through significant effort and exemplary performance. These performance goals were intended to motivate and reward our executives for achieving pre-determined goals with respect to earnings per share, return on equity and pre-tax profit margin, and to provide equity-based compensation that would closely align their interests with those of shareholders.

We have also adopted programs permitting deferrals of compensation, so that potentially non-deductible compensation will be paid following termination of an executive’s service, at a time when payment of such compensation will not be subject to limits on deductibility under Section 162(m). None of our named executive officers deferred income during fiscal 2012. We retain the flexibility to enter into arrangements that may result in non-deductible compensation to executive officers, which may include non-qualifying awards under the Incentive Plan.

We continue to recognize that Mr. Handler’s compensation also reflects his significant direct contributions to the operating results of the Company, particularly with respect to the equity trading, investment banking, and management of Jefferies High Yield Trading, LLC (discussed in “Transactions with Related Person” below), in addition to his duties as CEO. Mr. Handler does not receive compensation for these services apart from his compensation from us generally as described in the Summary Compensation Table and other tables below. Since he assumed the duties of CEO, we have tied his bonus compensation solely to performance of the Company as a whole, and sought to focus his efforts on creating long-term shareholder value through an emphasis on restricted stock awards.

Similarly, we established Mr. Friedman’s compensation opportunities in a manner we believed would motivate him toward maximizing firm wide results and long-term value creation. We based Mr. Friedman’s compensation opportunity on the performance of the Company as a whole, but we considered his responsibilities overseeing our operations and his compensation opportunities as a fund manager, when establishing the level of compensation we would pay him. See the “Transactions with Related Persons” section below.

At the recommendation of Mr. Friedman, the Committee agreed that Mr. Broadbent’s performance, and that of his group, had been exemplary. Several significant transactions had been successfully managed during the year which required higher levels of diligence. In light of our improved performance and the contributions of Mr. Broadbent and his group, Mr. Broadbent’s bonus was set at $1,500,000 for the year.

For all of the named executive officers, our commitment to long-term equity compensation encourages ownership of a significant equity stake in the Company, which we believe is important to promoting a culture of entrepreneurship. Consistent with this, we have implemented a program permitting employees and executive officers to defer settlement of equity awards, including restricted stock units. Deferrals of equity awards enable the employee to specify that shares will be delivered in settlement at a date later than the date the risk of forfeiture will lapse. The cost of such a program to the Company results mainly from deferring the time at which tax deductions for the equity compensation may be claimed.

Long-Term Awards

Long-term equity-based awards serve both to align the interests of executive officers with those of shareholders and to promote retention and long-term service to the Company. These awards provide increasing rewards to executives if the value of the Company’s stock rises during the life of the award, thus encouraging a long-term focus and aligning the interests of executive officers with the interests of shareholders.

In 2002, our Compensation Committee began using multi-year grants to establish the compensation of our CEO, and continued this pattern with grants in September 2012 for Mr. Handler and Mr. Friedman which were intended to serve as long-term compensation for 2013, 2014 and 2015. Since the Company does not generally have employment contracts with its named executive officers once their initial employment contracts have expired, the long-term grants to the CEO and Chairman of the Executive Committee help ensure that they will stay committed to the Company’s success. These long-term grants vest based on our performance in those years. Through these grants, we sought to provide a substantial component of compensation that would focus the CEO and Chairman of the Executive Committee on long-term growth in the value of the Company’s stock.

In recognition of the more challenging times faced throughout our industry and the economy generally, the Committee determined that for fiscal 2012 it would grant restricted cash instead of restricted equity awards to employees generally. Restricted cash grants are subject to 100% forfeiture for one year and a lesser scale of forfeiture over a period of four years from the date of grant, and must be repaid in whole or in part by the employee if a forfeiture event occurs. The Committee believes that restricted cash is consistent with its goal of promoting retention and long-term service to the Company while recognizing the need of employees for a more liquid form of compensation during difficult economic times.

Other Benefits

The Company provides its named executive officers with medical, dental, life insurance, disability and other similar benefits that are not part of what we consider direct compensation. We intend these benefits to be generally competitive, in order to help in our efforts to recruit and retain talented executives. We have not implemented severance arrangements with our named executive officers; however, our practice has generally been to limit severance payments to no more than six months’ salary for newer employees, and up to one year of salary for those who are retirement eligible (the individual has served at least twelve years with us and their age plus years in service is greater than 60). We do not provide significant enhancements to compensation in connection with a change in control. We believe that the substantial equity stake of our executives provides alignment with the interests of shareholders, so that the executives can be expected to approach potential strategic transactions with their interests as shareholders in mind and consistent with their fiduciary duties. We do not provide for payment of gross-ups to offset golden parachute excise taxes. Executives who worked for us in periods before April 1, 1997 are also entitled to benefits under our pension plan. In the aggregate, we believe our severance, change in control and pension benefits are quite modest compared to general business practices for companies of comparable size and character. We have considered this fact in setting the levels of total direct compensation for senior executives.

We provide the CEO with a driver for his increased business transit, including his commute to several of our different offices.

How Our Compensation Decisions Fit our Overall Objectives

Role of Individual Performance

Rather than focus executive compensation on performance of the business units within an executive officer’s specific area of expertise, the Compensation Committee views overall firm performance as the best indicator of individual performance of our named executive officers and has therefore tied their individual compensation to firm wide performance as a whole. The Compensation Committee believes this focus creates a greater enhancement to firm-wide profitability and teamwork, a key goal of our compensation policies, rather than a more segmented approach which rewards individual productivity. In typical years, individual initiative will affect the amount of bonus paid only to the extent such individual performance resulted in achieving firm wide performance required in our targets for a particular year, although it may impact future compensation opportunities.

Culture of Long-Term Stock Ownership

Our CEO and Chairman of the Executive Committee have frequently taken advantage of our equity deferral programs. These arrangements provide them the advantages of tax deferral, but provide no enhancement by the Company of the net value of their restricted stock or restricted stock units. In this type of deferral arrangement, the Company’s tax deduction is delayed until the year in which the executive recognizes income, and is generally based on the value of shares delivered at the time of settlement of the deferral arrangement. Our insider trading policy precludes short sales, purchases or sales of options and other derivatives, and other transactions that offset or hedge the risk of ownership of our stock.

We have established our Deferred Compensation Plan (“DCP”) and permit the deferral of restricted stock units, option gains and other awards under our Amended and Restated 2003 Incentive Compensation Plan (the “Incentive Plan”) as a method for providing our employees advantages of tax deferral and also encouraging long-term retention of equity positions. We believe these policies serve to align the interests of executives with shareholder interests in return on equity and appreciation over time. In this type of deferral arrangement, the Company’s tax deduction is delayed until the close of the tax year in which the executive recognizes income, and is generally based on the value of shares delivered at the time of settlement of the deferral arrangement.

We do not consider gains or losses from equity awards in setting other elements of compensation but the Compensation Committee may consider the effect of the vesting of prior compensation on employee retention.

Compatible Investment Opportunities

In addition, we have established investment entities and permitted executive officers and others to acquire interests in these entities, and have permitted deferred bonus amounts to be deemed invested in those entities. Some of these investment entities are funds we manage, some hold equity and derivative securities in companies for which we have provided investment banking and other services, and others that share in the profitability of Jefferies’ High Yield Division, which now operates as Jefferies High Yield Trading, LLC. See “Transactions with Related Persons.” We believe that an executive’s participation in these investments helps to further align the executive’s interests with our long-term success and profitability. Our offering these kinds of opportunities also helps us compete for executive talent in the financial services industry, in which our competitors, particularly non-public companies, offer wealth-building investment opportunities as a way to attract and retain executives and producers.

Disparities in Executive Compensation

We generally view the compensation for our named executive officers in view of the relative market for each individual employee, our anticipated replacement cost for the employee, and the applicable competitive environment. In 2012 we undertook a reevaluation of the disparity we have historically maintained between the compensation of our Chief Executive Officer and the Chairman of our Executive Committee. The Committee found that the roles and responsibilities of our Chief Executive Officer and Chairman of the Executive Committee have evolved into equal, but distinct roles in leading the company. The Chairman of the Executive Committee has also seen an increase in the demands on the amount of time he spends managing the company. As a result, the Committee has determined that beginning in fiscal 2013, the total compensation of the two executives should be equal, after taking into account any compensation the Chairman of the Executive Committee receives from Jefferies Capital Partners.

With respect to our Chief Executive Officer and Chairman of the Executive Committee, a significant factor in our Compensation Committee’s determination of the amount of equity-based awards granted is the fact that these executives have forgone other internal and external opportunities for increasing their personal earnings that would have arisen if they had focused solely on their production capabilities, but have instead agreed to serve in management roles in addition to producing responsibilities. We recognize the significant compensation these individuals have earned in the past when focusing on their specific business units and understand that our competitors will also consider these production opportunities. As a result, we continue to consider the compensation potential of these two individuals in particular when setting targets and long-term equity compensation that is intended to encourage long-term retention, including the continuing opportunity for the Chairman of the Executive Committee to earn compensation directly from his ownership interest in Jefferies Capital Partners. See “Transactions with Related Persons – Private Equity Funds.”

Consideration of Say-On-Pay Votes

We conducted an advisory shareholder vote on executive compensation at our 2011 annual meeting in which the shareholders approved our compensation packages and approved our recommendation to put our compensation packages to vote once every three years. As a result, we will not conduct a Say-On-Pay vote this year and do not plan to modify our compensation arrangements as a result of the Say-On-Pay vote.

Grants of Plan Based Awards – 2012

The following table describes grants issued by the Compensation Committee during fiscal 2012 in which it (a) established the ranges of possible compensation for certain of the named executives, and (b) granted shares of restricted stock or restricted stock units as long-term compensation.

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	Grant Date Fair Value of Stock Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target Shares (#) (g)
Richard B Handler	1/26/2012	0	$6,000,000	$12,000,000	—		—	—
Richard B Handler	9/19/2012	—	—	—	2,490,421	(1)	—	$38,999,993
Brian P. Friedman	1/26/2012	0	$4,500,000	$9,000,000	—		—	—
Brian P. Friedman	9/19/2012	—	—	—	2.490.421	(1)	—	$38,999,993
Peregrine C. Broadbent	11/29/2012	—	$1,500,000	—	—		—	—
Michael J. Sharp	1/26/2012	0	$1,750,000	$2,050,000	—		—	—
John Stacconi	1/26/2012	0	$550,000	$800,000	—		—	—

(1)	Shares granted on September 19, 2012 were of RSUs valued at $15.66 per share, the closing price of our common stock on the grant date, and will cliff vest on December 23, 2015.

The following provides background information to give a better understanding of the compensation amounts shown in the Summary Compensation Table and Grants of Plan-Based Awards Table above.

Summary of Equity and Non-Equity Incentive Plan Grants

Richard Handler Fiscal 2012 Compensation

In early 2012, the Committee established a 2012 Pay for Performance program for Mr. Handler that included a Base Salary, Cash Bonus and Long-Term Equity Incentive. According to the Pay for Performance program for Mr. Handler, his bonus would have been $8,116,669. The Committee, which was unanimously impressed with our financial performance and Mr. Handler’s role in that performance, was fully prepared to pay Mr. Handler the Performance Based Bonuses. Mr. Handler, however, voluntarily offered – as he has for the past three years – to reduce his Performance Based Bonus. Mr. Handler volunteered to reduce his bonus compensation by $3,116,669 to $5,000,000. The subcommittee of the Compensation Committee accepted Mr. Handler’s proposal and awarded him a $5,000,000 cash bonus for fiscal 2012. Mr. Handler’s cash bonus is subject to 100% forfeiture for one year and a lesser scale of forfeiture over a period of four years from the date of grant, and must be repaid in whole or in part if a forfeiture event occurs. As a result, for the 2012 fiscal year, Mr. Handler was compensated as follows:

Base Salary	Bonus	Long-Term Equity Incentive	Total FY 2012
$1,000,000	$5,000,000	$13 million	$19 million

The Long-Term Equity Incentive was granted as part of a single grant intended to cover the 2010, 2011 and 2012 compensation years. An aggregate of 1,509,872 Long-Term Performance-Linked Restricted Stock Units were granted on January 19, 2010 representing part of the executive’s 2010, 2011 and 2012 compensation. One-third of the aggregate grant is subject to performance criteria for each of 2010, 2011 and 2012 and between 0 and 503,290 restricted stock units are subject to forfeiture for each performance year depending on the Company’s performance for that year. In addition, the aggregate grant is subject to 3 year cliff vesting.

The restricted stock unit agreements contain a provision that provides that the RSUs will vest if Mr. Handler’s employment is terminated by reason of his death or disability. The agreements also contain a provision that provides that the RSUs will continue to vest if we terminate his employment without Cause (as defined in the agreement) and he does not compete with the Company. Unlike the standard grant given as part of our year-end compensation process, if he terminates his employment other than by death or disability, the unvested restricted stock and restricted stock units will be forfeited.

The Committee also granted Mr. Handler a long-term performance-linked award of 2,490,421 restricted stock units intended to cover the 2013, 2014 and 2015 compensation years. One-third of the aggregate grant is subject to performance criteria for each of 2013, 2014 and 2015 and between 0 and 830,140 restricted stock units are subject to forfeiture for each performance year depending on the Company’s performance for that year. In addition, the aggregate grant is subject to 3 year cliff vesting.

Brian Friedman 2012 Compensation

In early 2012, the Committee established a 2012 Pay for Performance program for Mr. Friedman that included a Base Salary, Cash Bonus and Long-Term Equity Incentive. According to the Pay for Performance program for Mr. Friedman, his bonus would have been $6,087,502. The Committee, which was unanimously impressed with our financial performance and Mr. Friedman’s role in that performance, was fully prepared to pay Mr. Friedman the Performance Based Bonuses. Mr. Friedman, however, voluntarily offered – as he has for the past three years – to reduce his Performance Based Bonus. Mr. Friedman volunteered to reduce his bonus compensation by $2,337,502 to $3,750,000. The subcommittee of the Compensation Committee accepted Mr. Friedman’s proposal and awarded him a $3,750,000 cash bonus for fiscal 2012. Mr. Friedman’s cash bonus is subject to 100% forfeiture for one year and a lesser scale of forfeiture over a period of four years from the date of grant, and must be repaid in whole or in part if a forfeiture event occurs. As a result, for fiscal 2012, Mr. Friedman was compensated as follows:

Base Salary	Cash Bonus	Long-Term Equity Incentive	Total FY 2012
$750,000	$3,750,000	$9,750,000	$14,250,000

The Long-Term Equity Incentive was granted as part of a single grant intended to cover the 2010, 2011 and 2012 compensation years. An aggregate of 1,132,404 Long-Term Performance-Linked Restricted Stock Units were granted on January 19, 2010. One-third of the aggregate grant is subject to performance criteria for each of 2010, 2011 and 2012 and between 0 and 377,468 restricted stock units are subject to forfeiture for each performance year depending on the Company’s performance for that year. In addition, the aggregate grant is subject to 3 year cliff vesting.

The restricted stock unit agreement contains a provision that provides that the RSUs will vest if Mr. Friedman’s employment is terminated by reason of his death or disability. The agreement also contains a provision that provides that the RSUs will continue to vest if we terminate his employment without Cause (as defined in the agreement) and he does not compete with the Company. Unlike the standard grant given as part of our year-end compensation process, if he terminates his employment other than by death or disability, the unvested restricted stock and restricted stock units will be forfeited.

The Committee also granted Mr. Friedman a long-term performance-linked award of 2,490,421 restricted stock units intended to cover the 2013, 2014 and 2015 compensation years. One-third of the aggregate grant is subject to performance criteria for each of 2013, 2014 and 2015 and between 0 and 830,140 restricted stock units are subject to forfeiture for each performance year depending on the Company’s performance for that year. In addition, the aggregate grant is subject to 3 year cliff vesting.

Peregrine C. Broadbent 2012 Compensation

The compensation arrangement for Mr. Broadbent for 2012 was as follows:

Base Salary	Cash Bonus	Long-Term Equity Incentive	Total FY 2012
$1,000,000	$1,500,000	$0	$2,500,000

The Compensation Committee Subcommittee approved Mr. Broadbent’s total compensation of $2,500,000 for fiscal 2012, consisting of $1 million in base salary and $1,500,000 in performance based bonus. Mr. Broadbent’s cash bonus is subject to 100% forfeiture for one year and a lesser scale of forfeiture over a period of four years from the date of grant, and must be repaid in whole or in part if a forfeiture event occurs.

Michael J. Sharp 2012 Compensation

Mr. Sharp’s compensation for the fiscal 2012 included:

Base Salary	Cash Bonus	Long-Term Equity Incentive	Total FY 2012
$1,000,000	$1,888,829	$0	$2,888,829

Mr. Sharp did not receive a long-term equity incentive award during fiscal 2012. Mr. Sharp’s cash bonus is subject to 100% forfeiture for one year and a lesser scale of forfeiture over a period of four years from the date of grant, and must be repaid in whole or in part if a forfeiture event occurs.

John Stacconi 2012 Compensation

The compensation arrangement for Mr. Stacconi was established at the time he joined Jefferies and is described in his employment agreement. For 2012, Mr. Stacconi was compensated as follows:

Base Salary	Prior Year Services	Equity Grant Replacement	Cash Bonus	Total FY 2012
$400,000	$350,000	$131,250	$742,308	$1,223,558

Mr. Stacconi’s base salary is calculated at the level described in the table above, but he was not paid the full amount during our fiscal 2012 since he did not begin his employment with us until mid-January 2012. The amount paid for prior year services was a restricted cash payment, subject to payback if Mr. Stacconi resigns or we terminate his employment for cause as follows: 100% payback if he leaves within the first year of his employment, 50% payback if he leaves within the first two years. The amount paid for equity grant replacement was also a restricted cash payment, subject to payback if Mr. Stacconi resigns or we terminate his employment for cause as follows: 100% payback if he leaves within the first year of his employment, 75% payback if he leaves within the first two years, 50% payback if he leaves within the first three years, and 25% payback if he leaves within the first four years.

No Ongoing Employment Agreements

We generally do not enter into employment agreements with our named executive officers after the initial employment agreement negotiated when they are hired and we presently have no employment agreements with our named executive officers. During fiscal 2012, Mr. Stacconi was the only named executive officer with an employment agreement.

Other Terms of Restricted Stock and Restricted Stock Units

All of the incentive plans and arrangements described above that result in the issuance of restricted stock and restricted stock units have been adopted pursuant to our Incentive Plan as approved by our shareholders. We pay dividends on restricted stock and credit dividend equivalents on restricted stock units. We have implemented a program under the Plan permitting employees and executive officers to defer equity awards, including restricted stock units. Deferrals of restricted stock units enable the employee to specify that shares will be delivered in settlement at a date later than the date the risk of forfeiture will lapse. This program encourages long-term ownership of a significant equity stake in the Company, which we believe is important to promoting a culture of entrepreneurship. Prior to settlement, the restricted stock units carry no voting or dividend rights, but dividend equivalents are accrued if a cash dividend is paid on our common stock. Dividend equivalents are converted to additional restricted stock units at the end of the quarter in which the dividend equivalent is credited based on the price of a share of our common stock on the last trading day of the quarter. On the settlement date for the stock units (which are no longer “restricted” once the risk of forfeiture lapses), we deliver to the executive one share of common stock for each stock unit being settled, including the stock units resulting from the credited dividend equivalents. Executives are not permitted to switch stock units into some other form of investment prior to settlement.

Options

We have not granted options to our executive officers since January 2003 and although our Incentive Plan still permits us to grant options, at the present time, we do not view options as a desirable method of compensation. None of our named executive officers had any options outstanding as of November 30, 2012.

Summary Compensation Table – 2012

Shown below is information concerning the compensation we paid to those persons who were, during fiscal 2012, our (a) Principal Executive Officer, (b) Principal Financial Officer, and (c) the other three most highly compensated executive officers as specified by SEC rules.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($)(1) (e)	Non-Equity Incentive Plan Compensation (f)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (h)		All Other Compen- sation ($) (i)		Total ($) (j)
Richard B. Handler Chairman & Chief Executive Officer	2012	1,000,000	$5,000,000	(2)	—	2013 related 12,999,981 2014 related 13,000,006 2015 related 13,000,006 Total 38,999,993	(3)	37,958	(4)	144,288	(5)	2012 Non-Stock $6,182,246 2013 Related Stock $12,999,981 2014 Related Stock $13,000,006 2015 Related Stock $13,000,006 Total 45,182,239	(3)
	2011	1,000,000	—		—	—		27,526		141,580		$1,169,106
	2010(11mo)	916,667	1,251,632		5,999,998	2010 related 12,999,981 2011 related 13,000,007 2012 related 13,000,007 Total 38,999,995		43,671		137,158		2010 Non-Stock $2,349,128 2009 Related Stock $5,999,998 2010 Related Stock $12,999,981 2011 Related Stock $13,000,007 2012 Related Stock $13,000,007 Total $47,349,121
	2009	1,000,000	6,000,000		—	—		—		145,270		7,145,270
	2008	1,000,000	—		—	—		—		367,422		1,367,422

Brian P. Friedman Chairman of the Exec. Committee	2012	750,000	$3,750,000	(6)	—	2013 related 12,999,981 2014 related 13,000,006 2015 related 13,000,006 Total 38,999,993	(7)	—		4,288		2012 Non-Stock 4,504,288 2013 Related Stock 12,999,981 2014 Related Stock 13,000,006 2015 Related Stock 13,000,006 Total $43,504,281	(7)
	2011	750,000	—		—	—		—		4,163		754,163
	2010 (11 mo)	687,500	938,724		8,999,999	2010 related 9,749,998 2011 related 9,749,998 2012 related 9,749,998 Total 29,249,995		—		4,242		2010 Non-Stock $1,630,467 2009 Related Stock $8,999,999 2010 Related Stock $9,749,998 2011 Related Stock $9,749,998 2012 Related Stock $9,749,998 Total 39,880,460
	2009	500,000	—		—	—		—		4,987		504,987
	2008	500,000	—		—	—		—		7,752		507,752

Peregrine C. Broadbent Executive V.P. & Chief Financial Officer	2012 2011 2010 (11 mo)	1,000,000 1,000,000 916,667	1,500,000 879,688 900,000		— — 474,990	— — —		— — —		4,288 4,163 4,642		2,504,288 1,883,851 2,296,299

Michael J. Sharp Executive V.P., General Counsel & Secretary	2012 2011 2010 (4 mo)	1,000,000 1,000,000 235,256	1,888,829 887,956 550,000		— — 499,994	— — —		— — —		4,288 4,163 —		2,893,117 1,892,119 1,285,250

John Stacconi Global Treasurer	2012	367,692	1,223,558	(8)	—	—		—		4,038		1,595,288

(1)	In accordance with revised disclosure rules, historical years have been restated to show the fair market value of awards in the years they were granted rather than the amount accrued with respect to those years as was previously required. The amounts shown include cash and non-cash compensation earned by the Named Executive Officers as well as amounts earned but deferred under our deferred compensation plans, as identified in the footnotes for each executive officer.

(2)	According to the Pay for Performance program for Mr. Handler, his bonus should have been $8,116,669, but Mr. Handler volunteered to reduce his bonus compensation to $5,000,000, for a reduction of $3,116,669. The subcommittee of the Compensation Committee accepted Mr. Handler’s proposal and awarded him a $5,000,000 cash bonus for fiscal 2012.

(3)	As reflected in the notes to the Grants of Plan Based Awards – 2012 table above, the compensation payable to Mr. Handler for his 2012 performance is $19 million, of which $18 million remains subject to forfeiture.

(4)	The actuarial present value of the accumulated pension benefit increased by the stated amount under the terms of our Pension Plan, as more fully described in the Pension Benefits Table.

(5)	Includes $137,417 related to a driver we provide to Mr. Handler to facilitate his transportation to and from meetings, between our offices and for his personal use.

(6)	According to the Pay for Performance program for Mr. Friedman, his bonus should have been $6,087,502, but Mr. Friedman volunteered to reduce his bonus compensation to $3,750,000, for a reduction of $2,337,502, which was proportionately commensurate with Mr. Handler’s voluntary reduction. The subcommittee of the Compensation Committee accepted Mr. Friedman’s proposal and awarded him a $3,750,000 cash bonus for fiscal 2012.

(7)	As reflected in the notes to the Grants of Plan Based Awards – 2012 table above, the compensation payable to Mr. Friedman for his 2012 performance is $14,250,000, of which $13,500,000 remains subject to forfeiture.

(8)	Includes $131,250 in restricted cash to compensate Mr. Stacconi for securities forfeited from his prior employer upon joining Jefferies which vests over 4 years, $350,000 in restricted cash which vests over 2 years, 50% of which will vest on the first anniversary of his joining the firm and 50% on his second anniversary, and $742,308 awarded by the Compensation Committee as 2012 incentive compensation. See the notes to the Grants of Plan Based Awards-2012 below.

Outstanding Equity Awards at Fiscal Year-End – 2012

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Richard B. Handler	77,430	(1)	$1,313,213	4,000,293	(2)	$67,844,969
Brian Friedman	116,144	(3)	$1,969,802	1,132,404	(3)	$19,205,572
Peregrine C. Broadbent	41,816	(4)	$709,199	—		—
Michael J. Sharp	10,675	(5)	$181,048	—		—
John Stacconi	—		—	—		—

(1)	Shares vested on January 19, 2013.

(2)	Of these RSU awards, 1,509,872 units vested on January 19, 2013 and 2,490,421 units will vest on September 19, 2015.

(3)	RSUs vested on January 19, 2013.

(4)	24,803 shares vested on January 31, 2013; 12,122 shares will vest on January 31, 2014; and 4,891 shares will vest on January 31, 2015.

(5)	Of these RSU awards, 5,337 will vest on September 7, 2013; and 5,338 will vest on September 7, 2014.

Option Exercises and Stock Vested – 2012

The table below reflects the restricted stock or RSUs which became non-forfeitable (vested) during fiscal 2012 for each of the named executive officers. Shares are valued on the day they became vested.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Richard B. Handler	105,323		$1,654,865
Brian Friedman	152,463	(1)	$2,401,067
Peregrine Broadbent	76,771		$1,224,068
Michael J. Sharp	5,584	(2)	$86,600
John Stacconi	—		—

(1)	Includes 116,144 RSUs the settlement of which was deferred until January 19, 2013 and RSUs acquired as a result of dividend reinvestments which are deferred to the same extent as the underlying grants generating those dividends are deferred.

(2)	Reflects RSUs the settlement of which has been deferred until November 7, 2014 and includes 986 RSUs acquired as a result of dividend reinvestments which are deferred to the same extent as the underlying grants generating those dividends are deferred.

Pension Benefits – 2012

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Richard B. Handler	Jefferies Group, Inc. Employees’ Pension Plan	16	$223,437	$0

To calculate the values in the table above, we needed to make certain assumptions about the employees, their retirement age, interest rates and discount rates, as follows:

•	Benefit commencement is at age 65, our Pension Plan’s normal retirement age.

•	Benefit is paid as a lump sum.

•	The figures provided are based on the discount rate of 4.00% as was used in the November 30, 2012 ASC715-20-50 (formerly SFAS87) disclosure.

•	For calculating the lump sum payable at age 65, we used the November 2011 segment rates of 1.99%, 4.47% and 5.26%.

•	For post-retirement mortality, we used the prescribed mortality assumption under Revenue Ruling 2007-67. We assumed no pre-retirement decrements.

We first adopted our pension plan in 1964 and stopped admitting new participants into the plan on April 1, 1997. Effective December 31, 2005, benefits under the Pension Plan were frozen. All persons who were our employees prior to April 1, 1997, who are citizens or residents of the United States, who are 21 years of age, and who have completed one year of service are covered by our pension plan. The plan is a defined benefit plan, and is funded through our ongoing contributions and through earnings on existing plan assets. The amount an employee will receive as a plan benefit depends on the person’s covered compensation during specific plan years. An employee retiring at age 65 will receive 1% of the employee’s covered compensation from January 1, 1987, until termination of employment plus 20% of the first $4,800 and 50% of amounts exceeding $4,800 of annual average covered compensation for 1985 and 1986. If the employee was employed less than 15 years on the date of termination, the amount of benefit will be reduced proportionately. Benefits under the plan are payable for the remaining life of the participant, and are not subject to deduction for Social Security benefits or other offsets.

The amount of covered compensation used to calculate the benefit earned in a given year includes salaries, bonuses and commissions, but is capped each year. Since 2004, the amount of covered compensation has been capped at $210,000 per year. An employee who retires upon normal retirement at age 65 with at least four years of service will receive a full vested benefit. An employee who retires at age 55 with at least four years of service will receive the normal retirement benefit reduced by  1/2% for each month benefit payments commence before age 65. Employees who terminate employment with us for reasons other than death or retirement will be entitled to the vested portion of their benefits at their normal or early retirement age. Benefits vest at the rate of 0% for the first year of service, 33% for each of the next two years of service, and 34% for the fourth year of service. The retirement benefits payable at age 65 for those employees with service prior to January 1, 1987, will be composed of two items: (1) a benefit for service up to December 31, 1986, in accordance with the original Pension Plan formula recognizing pay as the average of 1985 and 1986 compensation up to $100,000, and (2) a benefit for service commencing on January 1, 1987, equal to 1% of covered compensation through the date of termination.

Nonqualified Deferred Compensation – 2012

Name (a)	Executive Contributions In Last FY ($) (b)	Registrant Contributions In Last FY ($)(1) (c)	Aggregate Earnings In Last FY ($) (d)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last FYE ($)(2) (f)
Richard B. Handler	—	—	$3,963,535	(3)	$1,975,184	$107,171,799	(4)
Brian Friedman	—	$1,840,882	$51,787	(5)	$2,181,472	$12,891,092	(6)
Peregrine C. Broadbent	—	—	$3,686,588	(7)	$3,661,727	$2,601,873	(8)
Michael J. Sharp	—	$82,777	$583	(7)	—	$149,472	(8)
John Stacconi	—	—	—		—	—

(1)	The Registrant Contribution column reflects the value of RSUs which vested but by their terms will not be distributed until a later date. RSUs are subject to a mandatory period following vesting during which they are not distributed. We have chosen to show this mandatory deferral as a Registrant Contribution, but the value of the RSUs at the vesting date is reflected in full in the Options Exercised and Stock Vested table as compensation to the named executive officer.

(2)	Amounts in the table do not reflect compensation granted in any single year but include reported compensation that has been deferred and market returns on investments that deferred amounts were deemed invested in which have accrued over time. Specifically, amounts in the table consist of (i) contributions resulting from compensation which has been disclosed in previous Jefferies proxy statements (to the extent the executive was a named executive officer in the year of deferral and the amount was otherwise required to be disclosed under SEC rules then in effect), plus (ii) earnings on deferred amounts, (iii) less distributions. For purposes of this table, earnings includes gains and losses in value of the investments into which deferred amounts are deemed invested, including the value of stock units resulting from deferrals of vested restricted stock shares, restricted stock units and resulting from option gain deferrals.

(3)	Includes $1,352,232 in increased value in Mr. Handler’s self-directed deferred compensation account, $1,099,553 in increased value of investments in our DCP and $1,511,750 in increased value of RSUs and dividend reinvestments on RSUs.

(4)	Includes $85,421,844 attributable to RSUs originally awarded from 2000 through 2012 and dividend reinvestments on those RSUs. The value of RSUs represents both compensation originally earned and the appreciation of our common stock. For the 22 year period between January 1990 and December 31, 2012 when Mr. Handler has worked at Jefferies, our shares have compounded annually at 22.09%. Since joining Jefferies in 1990 and throughout his entire 12 year term as CEO, 78% of Mr. Handler’s compensation has consisted of non-cash equity related securities vesting over three to five years. Also includes $2,338,671 in amounts deferred through our generally available DCP on terms that are the same as other Jefferies employees who participate in the DCP. Includes $19,411,284 in deferred compensation and gains on investments in Mr. Handler’s self-directed deferred compensation account which was in place before he became CEO in 2000. The amount reflected is the result of deferring compensation earned while he was Head of the High Yield Division, before implementing our generally applicable DCP and prior to his becoming an executive officer. The last deferral into Mr. Handler’s self-directed deferred compensation account was in 2000.

(5)	Includes 150,898 in increased value of investments in our DCP and $99,111 in decreased value of RSUs, primarily as a result of the timing of distributions and deferrals and the change in our share price during FY 2012, and dividend reinvestments on RSUs.

(6)	Includes $11,551,179 attributable to RSUs and dividend reinvestments on RSUs, and $1,339,913 in amounts deferred through our DCP.

(7)	Reflects the increase in value of RSUs and dividend reinvestments on RSUs.

(8)	Reflects the value of RSUs and dividend reinvestments on RSUs.

The amounts of deferred compensation in the table above reflect compensation that was paid to each named executive officer historically, and reported as compensation at the time to the extent required under SEC rules then in effect, but for which the actual receipt of the compensation has been deferred. A substantial portion of the value listed above was derived from the value of deferred stock or other investments after the compensation was credited to the employee and were not the amounts we actually paid the executive. When an executive’s deferred compensation is not denominated in cash, but is deemed invested in a particular fund or security, the executive’s deemed investment subjects their earnings to market risk that may produce gain or loss depending on the performance of the investments selected.

Deferred Compensation Plan

We provide an opportunity for executives to defer receipt of cash portions of annual bonus awards, and to have deferred amounts be deemed invested in specified investment vehicles during the period of deferral. The Company has implemented the Jefferies Group, Inc. Deferred Compensation Plan (the “DCP”), which permits executive officers and other eligible employees to defer cash compensation, some or all of which may be deemed invested in stock units. A portion of the deferrals may also be directed to notional investments in a money market fund or certain of the employee investment opportunities described under the caption “Transactions with Related Persons.” We believe this discount encourages employee participation in the DCP and accordingly, enhances long-term retention of equity interests and alignment of executive interests with those of shareholders. The salary, bonus and non-equity incentive plan compensation deferred by named executive officers are reflected in the Summary Compensation Table without regard to deferral. In years in which the named executive officers defer a portion of their compensation, the portion of the deferrals under the DCP representing the value of the discount on stock units is reflected in the Summary Compensation Table in the column captioned “All Other Compensation” and in the table above in the column captioned “Registrant Contributions in Last FY.”

The DCP provides eligible employees with the opportunity to defer receipt of cash compensation for five years, with an optional deferral of an additional five years. Participants chose whether their deferred compensation is allocated to a cash denominated investment subaccount, to an equity subaccount which permits amounts to be deemed to be invested in a combination of stock units or other specified equity investment vehicles. Credits of stock units to a participant’s subaccount occur at a predetermined discount of up to 15% of the volume weighted average market price per share of our common stock on the last day of the quarter. The predetermined discount amount for fiscal 2012 was 10%. The discounted portion of any amounts credited, or the additional stock units credited as a result of those discounts, is forfeitable upon termination of employment until the earliest of the time the participant has participated in the DCP for three consecutive years, the participant’s age plus the number of years of service equals 65, the participant is still employed 5 years after the deferral or the participant’s death or a change in control. Mr. Handler and Mr. Friedman have met this vesting requirement, but did not elect to defer compensation in 2012. None of the other named executive officers have elected to defer compensation through the DCP.

Richard Handler Deferred Compensation Plan

We established an individual Deferred Compensation Plan for Mr. Handler while he was Head of the High Yield Division, before implementing our generally applicable Deferred Compensation Plan and prior to his becoming an executive officer. Amounts deferred under this individual plan reflect compensation paid to him as a department head for the High Yield Division and were based on the productivity of that division. The last deferral into Mr. Handler’s individual Deferred Compensation Plan was in 2000.

Potential Payments upon Termination or Change in Control

Single-Trigger Policies or Agreements

With one minimal exception (value less than $100), we do not have any single-trigger policies or agreements that would entitle any current executive officer to a payment or enhanced rights solely as a result of a change in control. Generally, the treatment of our named executive officers is the same as our treatment of other employees in connection with a change in control. There are some aspects of our relationship with the named executive officers that may result in payments if a change in control occurs and the employee is terminated without cause, but payment amounts are not enhanced by virtue of the change in control. Those payments result from the application of generally applicable policies or contractual terms and not from any payment or benefit levels which were determined by independent analysis. To understand when those payments are triggered, we have described below the types of agreements, relationships or investments that may require payments to the named executive officers upon termination of employment. Following these descriptions, we also provide a summary of the amounts that would have been payable to each named executive officer as a specific result of termination if the person’s employment had been terminated on November 30, 2012 under various circumstances.

Description of Agreements, Relationships and Investments

Equity Awards

Under the terms of restricted stock agreements entered into with one executive officer, the restrictions on 41,816 shares of restricted stock will lapse and the restricted stock will become non-forfeitable if the executive’s employment is terminated by us without “cause” following a change in control.

Deferred Compensation Plan

Amounts that executive officers have deferred through our Deferred Compensation Plan (“DCP”) would continue to be deferred through the expiration of the applicable deferral period and, at the conclusion of that period, would result in a payment to current and former executives of the deferred amounts. In some cases when deferred amounts have been deemed invested in specific investment vehicles, we may choose to make the required payments through in-kind distributions of securities reflecting those investments. Settlement of certain of those distributions could be delayed for up to six months if such delay is required under Code Section 409A. Of the named executive officers, only Mr. Handler and Mr. Friedman have participated in the DCP and both are fully vested so shares attributable to discounts on shares purchased are no longer forfeitable. Thus, all of their DCP account balances are non-forfeitable, and the occurrence of a change in control or a termination in connection with a change in control would not cause a payment or enhancement in the value of their deferral accounts.

Early withdrawals from the DCP are generally not permitted except in the event of an unexpected hardship. An employee is permitted to request an unscheduled withdrawal of certain balances resulting from deferrals before 2005, but 10% of the amount withdrawn will be forfeited. If we experience a change in control, deferred amounts will not be automatically distributed. Unscheduled withdrawals permitted for balances resulting from deferrals before 2005 may be made within two years after a change in control at a reduced forfeiture percentage of 5% of the amount withdrawn.

If an employee dies before payment of deferred amounts has begun, all unvested restricted stock under the DCP will immediately vest and the balance of any deferred amounts will be paid to the designated beneficiary in January following the year of death. If payment of deferred amounts has already begun, the beneficiary will continue to receive payments in the same manner the employee had elected before his or her death.

Richard Handler Deferred Compensation Plan

Amounts deferred under Mr. Handler’s individual Deferred Compensation Plan are non-forfeitable, and the occurrence of a change in control or a termination in connection with a change in control would not cause a payment or enhancement in the value of his deferral account. In the event of a change in control, we may determine to terminate a portion of his deferred compensation arrangement and make a full distribution of the deferred amounts, to the extent permitted under Code Section 409A. If a change in control had occurred on November 30, 2012 and the Board had elected to make a full distribution at that date, Mr. Handler would have received a payment of $19,411,284 in settlement of his individual Deferred Compensation Plan (this amount is included in the value of Mr. Handler’s deferred compensation shown in the table above under the caption “Non-Qualified Deferred Compensation — 2012”). Absent a change in control, Mr. Handler’s deferrals under this plan generally will be settled upon his termination of employment, although settlement may be delayed for up to six months if subject to Code Section 409A.

High Yield Trading Desk Investments

Our employees have the opportunity to invest in the continuing operations of our high yield trading desk through Jefferies Employees Special Opportunity Partners, LLC (“JESOP”). Investors in JESOP would have the right to redeem their investment should Mr. Handler cease actively managing the high yield trading desk. If an executive officer other than Mr. Handler is terminated, we anticipate that we would repurchase that person’s interest in JESOP at his or her current capital account balance.

Mr. Handler’s investments in JESOP are in the form of deferred compensation arrangements which follow the performance of JESOP. As a result, a liquidation of the fund would not result in a cash payout to Mr. Handler unless the circumstances also resulted in a payout of his deferred compensation as described above.

Employee Stock Ownership Plan

Under the terms of our Employee Stock Ownership Plan, upon a change in control, any unvested shares held for the accounts of employees and former employees will immediately vest. As of November 30, 2012, one executive officer held unvested shares (valued at less than $100) and an aggregate of 3,057 unvested shares in the ESOP were subject to accelerated vesting upon a change in control for all employees and former employees.

Severance Payments

We do not have a firm-wide severance policy, but generally follow certain practices when establishing severance payments which apply to all our employees if they are laid off, including our named executive officers. Our current practice is to pay employees two weeks of severance for each year of service, up to a maximum of six months pay. For employees who are retirement eligible (the individual has served at least twelve years with us and their age plus years in service is greater than 60) the maximum severance payment is generally increased to twelve months. As of November 30, 2012, Mr. Handler was the only named executive officer who was retirement eligible. We generally do not pay severance to employees who resign voluntarily or are terminated for cause. If each of the named executive officers had been terminated on November 30, 2012, in addition to vacation pay for any unused portion of earned vacation time, they would have received the following amounts in severance pay:

Severance Policy Payments

Richard Handler	$846,154
Brian Friedman	$317,308
Peregrine Broadbent	$192,308
Michael Sharp	$76,923
John Stacconi	$15,384

Insurance Benefits

We provide benefits to all our employees, including our named executive officers, that may result in payments to employees or their estates after their death, retirement or termination of employment. These benefits include our medical and dental plans, long-term disability plan, life insurance and business travel insurance.

Our medical and dental plans provide that, following the death or termination of an employee, the employee or his or her dependents may continue coverage in our medical and dental plans on a month-to-month basis for 18 to 36 months. To remain in the plans during this period, the person would be required to pay the same premium we had previously been paying for the coverage, plus a 2% charge for administrative expenses. Following retirement, a former employee who satisfies age and years of service criteria may continue in the Jefferies medical plan at a retiree premium rate which we do not subsidize.

If an executive becomes permanently disabled, the individual will be entitled to participate in our Long-Term Disability insurance program. Our basic program entitles a disabled employee to receive 60% of his or her aggregate earnings up to a maximum of $10,000 per month until reaching age 65 and in some cases, for a short period thereafter. Employees are also eligible to purchase additional coverage through our negotiated rates at their own cost. Employees are entitled to continue this coverage after termination by completing appropriate documentation and paying premiums directly to the carrier.

We provide life insurance to our employees which would result in a payment to an employee’s designee upon death. Our basic insurance policy would cover each employee for the amount of his or her annual compensation up to $200,000 through age 65. Once an employee reaches age 65, the basic life insurance benefit will be reduced to 65% of the coverage amount. Employees are also eligible to purchase additional coverage through our negotiated rates at their own cost. Employees who are terminated may elect to continue coverage after employment for both the basic coverage and any additional coverage they have purchased at their own expense.

We also provide business travel accident insurance to all our employees with a benefit of $250,000 in the event of an employee’s death as the result of an accident while traveling. For our named executive officers and executive committee, the benefit would result in a payment of $1 million in the event of an employee’s death as the result of an accident while traveling.

Summary of Payments on Termination or Change in Control

As described above, certain of our policies or agreements would result in severance payments to a named executive officer upon termination by us not for cause (whether before or after a change in control) and, in the case of one named executive officer, accelerated vesting of restricted stock if the person is terminated without cause following a change in control. With the exception of the accelerated vesting of minimal shares in our Employee Stock Ownership Plan, we do not have any single-trigger policies or agreements that would entitle an executive to a payment or enhanced rights solely as a result of a change in control and we treat our named executive officers generally the same way we treat other employees in this regard. The table below shows the estimated value of payments to which a named executive officer would have been entitled if the executive’s employment had been terminated on November 30, 2012. For purposes of valuing these amounts, we made the following assumptions:

•

If an executive has received a restricted stock unit or share of restricted stock which has fully vested and is non-forfeitable, or holds vested and deferred stock units that are similarly non-forfeitable, the executive would retain that interest following termination, and we therefore do not view the termination as resulting in a payment or enhancement of those rights.

•

Shares of restricted stock which immediately vest if the executive is terminated following a change in control and unvested shares held in the ESOP which immediately vest upon a change of control are valued at $16.96 per share, the closing price of our common stock on November 30, 2012.

•	Equity awards that remain unvested and do not accelerate are not included in the totals below but will continue to vest according to their terms.

•

Amounts a named executive officer has deferred through our deferred compensation plans are non-forfeitable, so whether they continue to be deferred or are paid out following the change in control or termination of employment does not represent a payment or enhancement to benefits resulting from the change in control or termination of employment in connection.

•	Each employee agreed to sign our standard settlement and release agreement as required under his or her restricted stock or restricted stock unit agreements.

•

No payment to a named executive officer would need to be reduced to avoid adverse tax consequences under Code Sections 4999 and 280G. As discussed above, some of our equity awards contain a “cut-back” provision of this type. We have no obligation to any named executive officer to pay a “gross-up” to offset golden parachute excise taxes under Code Section 4999 or to reimburse the executive for related taxes.

•

Any withdrawals from an employee’s profit sharing plan or ESOP account, or the decision of an employee to transfer balances into another qualified account are entirely within the discretion of the employee, will not result in a payment by us, and are not included in the table below.

•	Except as otherwise indicated all amounts reflected in the table would be paid on a lump sum basis.

•	The named executive officers have satisfied all applicable requirements for receiving severance payments in accordance with our generally applicable severance practices.

Summary of Payments on Termination or Change in Control

	Retirement or Voluntary Termination by Employee	Involuntary Termination	Involuntary Termination following a Change in Control
Richard Handler	—	$846,154	$846,154	(1)
Brian Friedman	—	$317,308	$317,308	(2)
Peregrine Broadbent	—	$192,308	$901,507	(3)
Michael Sharp	—	$76,923	$76,971	(4)
John Stacconi	—	$15,384	$15,384	(5)

(1)	Consists of $846,154 as a severance payment.

(2)	Consists of $317,308 as a severance payment.

(3)	Consists of $192,308 as a severance payment and $709,199 in shares of restricted stock that will become non-forfeitable.

(4)	Consists of $76,923 as a severance payment and $48 in unvested shares held in our ESOP which would immediately vest.

(5)	Consists of $15,384 as a severance payment.

Director Compensation – Fiscal Year 2012

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (1) (c)		All Other Compensation ($) (g)	Total ($) (h)
W. Patrick Campbell	$105,032	(2)	$97,730	(3)	—	$202,762
Ian M. Cumming	$65,000		$84,214	(4)	—	$149,214
Richard G. Dooley	$75,000	(5)	$91,333	(6)	—	$166,333
Robert E. Joyal	$75,000		$88,159	(7)	—	$163,159
Michael T. O’Kane	$72,500		$96,615	(8)	—	$169,115
Joseph S. Steinberg	$65,000		$100,000	(9)	—	$165,000

(1)	Amounts reflect the grant date fair value of equity awards computed in accordance with FASB ASC Topic 718. The amounts reflect a single equity award with a market value of $100,000 in the form of either 6,609 shares of restricted stock or 6,609 deferred shares granted on May 7, 2012 to each director upon his re-election to our Board at last year’s annual meeting of shareholders. A discussion of the computation of grant date fair value pursuant to FASB ASC Topic 718 may be found in Note 18 “Compensation Plans” of the Notes to Consolidated Financial Statements contained in this report.

(2)	Amount includes $20,032 earned by Mr. Campbell for the period September 1, 2012 through November 30, 2012 for service as a director of Jefferies International Limited.

(3)	At November 30, 2012, Mr. Campbell held 4,154 shares of unvested restricted stock and 6,609 unvested deferred shares.

(4)	At November 30, 2012, Mr. Cumming held 10,763 unvested deferred shares.

(5)	Amounts were credited as non-forfeitable deferred shares under our Directors’ Stock Compensation Plan.

(6)	At November 30, 2012, Mr. Dooley held 10,763 unvested deferred shares.

(7)	At November 30, 2012, Mr. Joyal held 10,763 unvested deferred shares.

(8)	At November 30, 2012, Mr. O’Kane held 10,763 unvested deferred shares.

(9)	At November 30, 2012, Mr. Steinberg held 10,763 shares of unvested restricted stock.

Each member of our Board who is also a non-employee is entitled to receive the following applicable compensation as approved by the Board pursuant to the terms of the Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan, as amended and restated January 1, 2009 (the “DSCP”):

•	an annual retainer of $50,000;

•

an annual grant of $100,000 in our restricted common stock or deferred shares which vest in equal annual installments over three years, subject to accelerated vesting in the event of death, disability or retirement;

•	an annual retainer of $7,500 for each non-Chair committee membership;

•	an annual retainer of $20,000 to the Chairman of the Audit Committee; and

•	an annual retainer of $10,000 to the Chairman of the Compensation Committee and the Chairman of the Governance and Nominating Committee.

Annual retainers are paid quarterly in equal installments. Under our DSCP, each non-employee director may elect to receive annual retainer fees in the form of cash, deferred cash or deferred shares. If deferred cash is elected, the director’s account is credited with interest on deferred cash at the prime interest rate in effect at the date of each annual meeting of shareholders. None of our directors have elected to receive deferred cash. If deferred shares are elected, the director’s account is credited with the number of deferred shares having a market value equal to the deferred fees and, when dividends are declared and paid on our common stock, with dividend equivalents on deferred shares which are then deemed reinvested as additional deferred shares. Settlement of deferred shares (including both annual grants and deferred shares acquired by deferral of fees) occurs upon specified dates or dates subsequent to termination of service as a director, at which time, deferred shares are settled in shares of our common stock.

Directors who are also our employees are not entitled to director compensation.

We offer our Charitable Gifts Matching Program to all employees and directors to encourage charitable giving. Under the program, we will match 50% of allowable charitable contributions made by an employee or director, up to a maximum matching contribution of $3,000 per person per year.

The children of directors may also participate (along with the children of all our employees) in the Jefferies Family Scholarship program which provides scholarship awards for secondary and post-secondary education based on factors such as financial need, academic merit and personal statements. The grants are made by an independent scholarship committee, none of whose members are affiliated with us.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee during 2012 were our current or former employees or officers. The Compensation Committee members other than Messrs. Cumming and Steinberg were not involved in transactions with us which would require disclosure as related party transactions. Messrs. Cumming and Steinberg were not involved in transactions which would require disclosure other than the transactions which are described in detail under the heading “Transactions With Related Persons – Leucadia National Corporation.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee of the Board of Directors, the members of which in fiscal 2012 were Messrs. Campbell, Dooley, Joyal, Steinberg, Cumming and O’Kane, has furnished this report.

Richard G. Dooley, Chairman, W. Patrick Campbell, Robert E. Joyal

Joseph S. Steinberg, Ian M. Cumming and Michael T. O’Kane

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our compensation plans (other than our tax qualified ESOP and 401(k) Plan), under which our equity securities were authorized for issuance as of November 30, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	22,874,787	(1)	$.01	(2)	49,985,007	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	22,874,787		$.01		49,985,007

(1)	Includes 20,680,276 outstanding RSUs under our Incentive Plan; 1,859,600 deferred shares under our Deferred Compensation Plan (“DCP”); and 329,339 deferred shares and an option to purchase 5,572 shares of common stock under our Director’s Stock Compensation Plan.

(2)	The weighted average exercise price of outstanding options, warrants and rights is calculated including RSUs and similar rights which have an exercise price of zero. If the weighted average exercise price was calculated including only those awards that have a specified exercise price, which in our case is only one option, the weighted average exercise price for plans approved by security holders would be $10.23.

(3)	Includes 42,730,654 shares under our Incentive Plan for general use; 6,645,907 shares under our Incentive Plan designated for use under the DCP and 608,446 shares under the Director’s Stock Compensation Plan. These plans also authorize the grant of options and other types of equity awards. The number of shares available for general use under the Incentive Plan changes pursuant to a formula set forth in the plan. The formula establishes that the number of shares available for grant under the plan shall be equal to 30% of the total number of shares outstanding immediately prior to the grant, less shares subject to outstanding awards under the Incentive Plan. For this purpose, an award is “outstanding” in the calendar year in which it is granted and for so long thereafter as it remains subject to any vesting condition requiring continued employment. A maximum of 16 million shares were reserved for issuance under the under the Incentive Plan designated for use under the DCP and a maximum of 2 million shares were reserved for issuance under the Director’s Stock Compensation Plan. RSUs and deferred shares will be credited with dividend equivalents (in the form of additional RSUs or deferred shares as the case may be) on the dividend payment date. The number of shares remaining available under our plans and the terms of outstanding share based awards are subject to equitable adjustment by the Compensation Committee in the event of certain extraordinary corporate events.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock by

•	each person we know of who beneficially owns more than 5% of our common stock

•	each of our directors

•	each executive officer and former executive officer named in the Summary Compensation Table and

•	all directors and executive officers as a group

The information set forth below is as of November 30, 2012, unless otherwise indicated. Information regarding shareholders other than directors and executive officers is based upon information contained in documents filed with the SEC. The number of shares beneficially owned by each shareholder and the percentage of the outstanding common stock those shares represent include shares that may be acquired by that shareholder within 60 days through the exercise of any right, but do not take into consideration the potential application of Section 409A of the Internal Revenue Code (the “Code”), which in some cases could result in a delay of the distribution beyond 60 days. Unless otherwise indicated, the mailing address of the parties listed below is our principal business address and the parties have sole voting power and sole dispositive power over their shares.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Leucadia National Corporation (“Leucadia”)	58,006,024	(1)	28.5%
315 Park Avenue South New York, New York 10010
BlackRock Inc.	14,482,322	(2)	7.1%
40 East 52nd Street New York, NY 10022
Richard B. Handler	10,644,818	(3)	5.1%
Brian P. Friedman	3,854,570	(4)	1.9%
Peregrine C. Broadbent	136,566	(5)	*
Richard G. Dooley	268,062	(6)	*
W. Patrick Campbell	68,112	(7)	*
Joseph S. Steinberg	25,338	(8)	*
Robert Joyal	20,598	(9)	*
Michael J. Sharp	11,573	(10)	*
Ian M. Cumming	5,479	(11)	*
Michael T. O’Kane	5,000	(12)	*
John Stacconi	0		*
All directors and executive officers as a group	15,040,117	(13)	7.1%

*	The percentage of shares beneficially owned does not exceed one percent of the class.

(1)	The indicated interest was reported on Amendment No. 5 to Schedule 13D filed with the SEC by Leucadia on November 13, 2012. According to the Schedule 13D as amended, the position is directly owned by BEI Jeffvest, LLC (“Jeffvest”), a subsidiary of Baldwin Enterprises, Inc. (“Baldwin”), which is a subsidiary of Phlcorp Holding LLC (“Phlcorp”), which is a subsidiary of Leucadia. Leucadia, Phlcorp, Baldwin and Jeffvest reported shared voting and dispositive power over the shares.

(2)	The indicated interest was reported on Amendment No. 1 to Schedule 13G filed with the SEC by Blackrock, Inc. on February 13, 2012.

(3)	Assuming Mr. Handler’s continued employment with us through the expiration of all applicable vesting and deferral periods, Mr. Handler would beneficially own 14,748,737 shares (representing 7.25% of the currently outstanding class). The table above includes 6,616,771 vested restricted stock units (“RSUs”) which Mr. Handler has a right to acquire within 60 days from November 30, 2012; 77,430 unvested shares of restricted stock as to which Mr. Handler has sole voting but no dispositive power; 118,624 shares held under the Jefferies Group, Inc. Employee Stock Ownership Plan (the “ESOP”) as to which Mr. Handler had sole voting power and dispositive power on November 30, 2012; 902,335 RSUs resulting from dividend reinvestments which Mr. Handler has a right to acquire within 60 days from November 30, 2012; 2,929,647 shares which Mr. Handler has shared voting and dispositive power with his wife through a family trust; 11 shares held by the Trustee of our profit sharing plan (the “PSP”). Participants in the PSP have sole voting power and limited dispositive power over shares allocated to their PSP accounts. As of November 30, 2012, all of the participants in the ESOP had sole voting power and dispositive power over their ESOP shares. The table above excludes 4,000,293 RSUs which do not represent a right to acquire shares within 60 days from November 30, 2012; and 103,626 share denominated deferrals under the Jefferies Group Inc. Deferred Compensation Plan (the “DCP”).

(4)	Assuming Mr. Friedman’s continued employment with us through the expiration of all applicable vesting and deferral periods, Mr. Friedman would beneficially own 7,593,539 shares (representing 3.73% of the currently outstanding class). The table above includes 916,082 vested RSUs which Mr. Friedman has a right to acquire within 60 days from November 30, 2012; 143,260 RSUs resulting from dividend reinvestments which Mr. Friedman has a right to acquire within 60 days from November 30, 2012; 1,330 shares held under the ESOP; 1,471,329 shares which Mr. Friedman has shared voting and dispositive power through a trust accounts and 14,195 shares held by the trustee of the PSP. The table above excludes 3,738,969 unvested RSUs which do not represent a right to acquire shares within 60 days from November 30, 2012.

(5)	Assuming the expiration or termination of all applicable vesting and deferral periods, Mr. Broadbent would beneficially own 136,566 shares (representing less than 1% of the currently outstanding class). The table above includes 24,802 vested shares of restricted stock which Mr. Broadbent has a right to acquire within 60 days from November 30, 2012; 17,014 shares of restricted stock as to which Mr. Broadbent has sole voting and no dispositive power; 11 shares held by the trustee of the PSP; and 15 shares held under the ESOP.

(6)	Assuming the expiration of all applicable deferral periods, Mr. Dooley would beneficially own 465,841 shares (representing less than 1% of the currently outstanding class). The table above excludes 197,779 stock units held under our Director Stock Compensation Plan (the “DSCP”), which do not represent a right to acquire shares within 60 days after November 30, 2012. Directors holding shares under the DSCP have voting but no dispositive power over those shares.

(7)	Assuming the expiration or termination of all applicable deferral periods, Mr. Campbell would beneficially own 111,322 shares (representing less than 1% of the currently outstanding class). The table above includes 4,154 shares of restricted stock as to which Mr. Campbell has sole voting and no dispositive power. The table above excludes 43,210 shares of restricted stock under the DSCP.

(8)	Excludes shares held by Leucadia as to which Mr. Steinberg disclaims beneficial ownership. The table above includes 10,763 shares of restricted stock as to which Mr. Steinberg has sole voting and no dispositive power.

(9)	Assuming the expiration or termination of all applicable deferral periods, Mr. Joyal would beneficially own 54,182 shares (representing less than 1% of the currently outstanding class). The table above excludes 33,584 deferred shares under the DSCP which do not represent a right to acquire shares within 60 days from November 30, 2012.

(10)

Assuming the expiration or termination of all applicable deferral periods, Mr. Sharp would beneficially own 22,248 shares (representing less than 1% of the currently outstanding class). The table above includes 10,674 vested RSUs which Mr. Sharp has a right to acquire within 60 days from November 30, 2012; and

896 RSUs resulting from dividend reinvestments which Mr. Sharp has a right to acquire within 60 days from November 30, 2012. The table above excludes 10,675 unvested RSUs which do not represent a right to acquire shares within 60 days from November 30, 2012.

(11)	Assuming the expiration or termination of all applicable deferral periods, Mr. Cumming would beneficially own 25,988 shares (representing less than 1% of the currently outstanding class). Excludes 20,509 shares held under the DSCP which do not represent a right to acquire shares within 60 days from November 30, 2012; and excludes shares held by Leucadia as to which Mr. Cumming disclaims beneficial ownership.

(12)	Assuming the expiration or termination of all applicable deferral periods, Mr. O’Kane would beneficially own 39,256 shares (representing less than 1% of the currently outstanding class). The table above excludes 34,256 shares which reflect deferred shares under the DSCP and do not represent a right to acquire shares within 60 days from November 30, 2012.

(13)	Includes 7,543,527 vested RSUs which the holder has a right to acquire within 60 days from November 30, 2012; 1,046,491 shares representing dividend reinvestments on RSUs which may be acquired within 60 days from November 30, 2012; 109,361 shares of restricted stock as to which holders have sole voting and no dispositive power; 119,972 shares held under the ESOP; and 14,217 shares under the PSP for the listed directors and executive officers as a group. The table above excludes 7,749,937 unvested RSUs which do not represent a right to acquire shares within 60 days from November 30, 2012. Assuming the expiration of all applicable vesting and deferral periods, the directors and named executive officers as a group would beneficially own 23,223,017 shares (representing 11.42% of the currently outstanding class).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Jefferies High Yield Funds

We continue to operate our high yield secondary market business through Jefferies High Yield Trading, LLC (“Jefferies High Yield Trading”). We and a subsidiary of Leucadia each own 50% of the voting securities of Jefferies High Yield Holdings, LLC (“Holdings”), which owns Jefferies High Yield Trading. We and Leucadia each have the right to nominate two of a total of four directors to Holding’s Board of directors. Messrs. Cumming and Steinberg are the two directors of Holdings nominated by Leucadia. Leucadia has invested $350,000,000 in Holdings.

In exchange for Jefferies transferring its high yield secondary market trading business to Jefferies High Yield Trading, Jefferies received securities entitling it to an additional 20% of the profits, and provides services to Jefferies High Yield Trading for a fee equal to 1.5% of contributed capital. Jefferies received a placement fee of 0.25% for the equity capital raised. Jefferies also receives a management fee of 0.50%, in addition to the 1.5% fee for services described above, for a total fee of 2%. Jefferies High Yield Trading continues to be overseen by Richard Handler. We have offered our qualified employees the option to invest in the operations of Jefferies High Yield Trading through investments in Jefferies Employees Special Opportunity Partners, LLC (“JESOP”). As of December 31, 2012, Mr. Handler held an economic interest through his individual deferred compensation plan and the DCP with a value of 21.9% of JESOP. Mr. Handler’s interest in JESOP is calculated on the same basis, and charged the same fees, as any other third party investor in JESOP.

Private Equity Funds

We have also invested in three private equity funds managed by companies controlled by Mr. Friedman, one of our directors, Chairman of the Executive Committee and a nominee, and have acquired interests in the profit participation earned by two management companies that manage these three funds. These two management companies (the “Fund Managers”) serve as the managers of the three private equity funds (the “Private Equity Funds”) and have varying profit participations and other interests in those funds. Mr. Friedman founded the business of the Fund Managers before he became associated with us. As of December 31, 2012, we had committed an aggregate of approximately $146.8 million to these funds, and had funded approximately $97.9 million of these commitments. As a result of those investments, commitments and profit participations, in 2012 we received distributions from the Private Equity Funds of approximately $19.8 million and profit participations from the Fund Managers of approximately $0.9 million. Included in the $1.24 billion in total equity committed to funds over which Mr. Friedman has control are individual investments of certain of our named executive officers. As a result of their individual commitments, as of December 31, 2012, Mr. Handler, had an aggregate interest in the total committed capital in such funds of 0.1% and Mr. Friedman had an aggregate interest of 4.3%. In addition, Mr. Friedman has a substantial economic interest in the Fund Managers and, directly and indirectly, in the carried interest paid by the Private Equity Funds.

On September 30, 2010, we became the lender to Jefferies Employee Partners IV LLC, one of the Private Equity Funds managed by companies controlled by Mr. Friedman, under a Credit Agreement assumed from Bank of America (the “JEP Credit Facility”). The JEP Credit Facility has aggregate commitment of $54 million and matures on December 31, 2013. The interest rate is the greater of the Prime Rate (as defined in the Credit Facility) plus 400 basis points or 7%, payable quarterly in arrears. As of November 30, 2012, loans in the aggregate principal amount of approximately $32.7 million were outstanding under the JEP Credit Facility and recorded on our consolidated statements of financial condition.

Through our subsidiaries, we have performed investment banking and other services for companies in which the Private Equity Funds have invested. In some cases, the Private Equity Funds control those companies in which they have invested. In fiscal 2012, we received $12,168,749 in fee income for investment banking and other services performed for companies in which the Private Equity Funds and other funds overseen by Mr. Friedman have investments. During fiscal 2012, $1.9 million was paid to Jefferies Finance, LLC, an entity in which we have a 50% ownership interest and share control with an independent third party, with respect to loans to companies in which the Private Equity Funds and other funds overseen by Mr. Friedman have investments. As of November 30, 2012, the aggregate principal amount of those loans was $19,500,000.

We employ and provide office space for all the Fund Managers’ employees under an arrangement we entered into with Mr. Friedman and Jefferies Capital Partners in 2005 and previously under an agreement entered into in 2001. Jefferies Capital Partners reimburses us on an annual basis for our direct employee costs, office space costs and other direct costs. In 2012, we billed and received approximately $4.9 million in cash for such expenses.

Leucadia National Corporation

During the years ended November 30, 2012 and 2011 and eleven months ended November 30, 2010, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $9.8 million, $7.2 million and $17,000, respectively. These revenues are recorded in Commission income on the Consolidated Statements of Earnings. These transactions took place in the ordinary course of our business on substantially the same terms as those prevailing at the time for comparable transactions with persons not related to Jefferies and did not involve more than the normal market risk. During the years ended November 30, 2012 and 2011, we distributed to Leucadia approximately $5.4 million and $9.0 million, respectively, related to earnings associated with their investment in our high yield joint venture.

At November 30, 2012, we have commitments to purchase $411.6 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Director of Marketing

We have employed Thomas E. Tarrant, the brother-in-law of our Chief Executive Officer, as our Director of Marketing since 1997, three years before Mr. Handler was appointed CEO. For his services during fiscal 2012, Mr. Tarrant was paid $290,000.

Review, Approval or Ratification of Related Person Transactions

We have adopted a written Code of Ethics which is available both on our public website and on our corporate intranet. The Code of Ethics governs the behavior of all our employees, officers and directors, including our named executive officers. Our Code of Ethics provides that no employee shall engage in any transaction involving the Company if the employee or a member of his or her immediate family has a substantial interest in the transaction or can benefit directly or indirectly from the transaction (other than through the employee’s normal compensation), unless the transaction or potential benefit and the interest have been disclosed to and approved by the Company.

If one of our executive officers has the opportunity to invest or otherwise participate in such a transaction, our policy requires that the executive prepare a memorandum describing the proposed transaction. The memo must be submitted to the General Counsel or his designee, and a copy of the memorandum will be provided to the Chairman of the Corporate Governance and Nominating Committee of the Board of Directors, or any other member designated by the Committee, for consideration and action by that committee. After consideration of the matter, the Corporate Governance and Nominating Committee will provide written notice to the executive of the action taken.

Our Code of Ethics has been adopted by the Board of Directors and any exceptions to the policies set forth therein must be requested in writing addressed to the Corporate Governance and Nominating Committee of the Board of Directors. If an executive officer requests an exception, the request must be delivered to the General Counsel and no exceptions shall be effective unless approved by the Corporate Governance and Nominating Committee.

Director Independence

The Board has adopted Corporate Governance Guidelines that contain categorical standards for the determination of director independence, which are available to the public through the Jefferies website at www.jefferies.com. The Board has determined that directors who comply with the standards in the Corporate Governance Guidelines have no material relationship with us as required by New York Stock Exchange Rules. The Board has noted relationships by and among its directors and nominees that may give rise to conflicts. In particular, the Board has noted that:

•	Mr. Campbell also serves on the Compensation Committee of Black & Veatch

•	Mr. Dooley also serves on the Compensation Committee of Kimco Realty Corp.

•	Mr. Dooley was an associate of Mr. Joyal prior to Mr. Dooley’s retirement from Mass Mutual

•	Mr. Cumming and Mr. Steinberg, each serves in various capacities at Leucadia and its affiliates and investments

•	Mr. Cumming and Mr. Steinberg have had prior social and business relationships with various members of our management, including Mr. Handler

The Board has determined that these facts do not impair the independence of these directors or lessen their qualifications to serve on the Board, or on any committees.

Item 14.	Principal Accountant Fees and Services.

For the fiscal years ended November 30, 2011 and 2012, fees for services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited were as follows:

	2011	2012
Audit Fees	$6,665,000	$7,692,000
Audit-Related Fees	$1,052,600	$784,000
Tax Fees	$592,000	$927,000
All Other Fees	$0	$0
Total All Fees	$8,309,600	$9,403,000

Audit Fees —The Audit Fees reported above reflect fees for services provided during fiscal 2011 and 2012. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to the acquisition of Global Commodities Group from Prudential and for other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2012, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.

Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2011 and 2012. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the audit of our pension plan, preparation of our SAS 70 and/or SSAE-16 report, performing agreed upon procedures related to specific matters at our request, the audits of our employee benefit plans, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax Fees — Tax Fees includes fees for services provided during fiscal 2011 and 2012 related to tax compliance, tax advice and tax planning.

All Other Fees — There were no fees in this category for fiscal 2011 or 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)3. Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.2	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.3	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Jefferies Group, Inc. 2003 Incentive Compensation Plan, as Amended and Restated as of May 19, 2008 is incorporated herein by reference to Appendix 1 of Registrant’s proxy statement filed on April 16, 2008.

10.2	Jefferies Group, Inc. Deferred Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on February 27, 2009.

10.3	Jefferies Group, Inc. 1999 Directors’ Stock Compensation Plan, as Amended and Restated as of January 1, 2009 is incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on February 27, 2009.

10.4	Summary of the 2012 Executive Compensation Program for Messrs. Handler and Friedman is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on January 20, 2010.

10.5	Summary of the 2012 Executive Compensation Program for Messrs. Broadbent and Sharp is incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on April 5, 2012.

10.6	Agreement between Jefferies Group, Inc. and Mr. John Stacconi dated October 11, 2011 is incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed on April 5, 2012.

10.10	Purchase Agreement dated April 19, 2012 between Jefferies Group, Inc. and Jefferies & Company, Inc. is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 24, 2012.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

21*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of November 30, 2012 and November 30, 2011; (ii) the Consolidated Statements of Earnings for the twelve months ended November 30, 2012 and November 30, 2011 and the eleven months ended December 31, 2010; (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended November 30, 2012 and November 30, 2011 and the eleven months ended December 31, 2010; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the twelve months ended November 30, 2012 and November 30, 2011 and the eleven months ended December 31, 2010; (v) the Consolidated Statements of Cash Flows for the twelve months ended November 30, 2012 and November 30, 2011 and the eleven months ended December 31, 2010; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

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

Dated: January 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 28, 2013
Richard B. Handler

/s/ PEREGRINE C. BROADBENT Peregrine C. Broadbent	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 28, 2013

/s/ BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 28, 2013
Brian P. Friedman

/s/ W. PATRICK CAMPBELL	Director	January 21, 2013
W. Patrick Campbell

/s/ IAN M. CUMMING	Director	January 28, 2013
Ian M. Cumming

/s/ RICHARD G. DOOLEY	Director	January 28, 2013
Richard G. Dooley

/s/ ROBERT E. JOYAL	Director	January 28, 2013
Robert E. Joyal

/s/ MICHAEL T. O’KANE	Director	January 19, 2013
Michael T. O’Kane

/s/ JOSEPH S. STEINBERG	Director	January 28, 2013
Joseph S. Steinberg