Form 10-Q
period 2013-02-28
Jefferies Group LLC
filed 2013-04-09
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14947

JEFFERIES GROUP LLC

(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-2550

Former name, former address and former fiscal year, if changed since last report: Jefferies Group, Inc.

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

JEFFERIES GROUP LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Financial Condition (Unaudited) - February 28, 2013 and November 30, 2012	2
	Consolidated Statements of Earnings (Unaudited) - Three Months Ended February 28, 2013 and February 29, 2012	5
	Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended February 28, 2013 and February 29, 2012	6
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Three Months Ended February 28, 2013 and Twelve Months Ended November 30, 2012	7
	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended February 28, 2013 and February 29, 2012	8
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	69
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	111
Item 4.	Controls and Procedures	111

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	111
Item 1A.	Risk Factors	111
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	112
Item 6.	Exhibits	112

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	February 28, 2013	November 30, 2012
ASSETS
Cash and cash equivalents	$3,017,958	$2,692,595
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,728,742	4,082,595
Financial instruments owned, at fair value, including securities pledged of $13,721,094 and $12,334,745 at February 28, 2013 and November 30, 2012, respectively:
Corporate equity securities	1,688,607	1,762,775
Corporate debt securities	3,371,464	3,038,146
Government, federal agency and other sovereign obligations	5,010,455	5,153,750
Mortgage- and asset-backed securities	4,939,327	5,468,284
Loans and other receivables	968,360	678,311
Derivatives	206,920	298,086
Investments, at fair value	71,103	127,023
Physical commodities	157,299	144,016

Total financial instruments owned, at fair value	16,413,535	16,670,391
Investments in managed funds	59,976	57,763
Loans to and investments in related parties	783,382	586,420
Securities borrowed	5,315,488	5,094,679
Securities purchased under agreements to resell	3,578,366	3,357,602
Securities received as collateral	25,338	—
Receivables:
Brokers, dealers and clearing organizations	2,444,085	1,424,027
Customers	1,045,251	916,284
Fees, interest and other	225,555	196,811
Premises and equipment	183,289	185,991
Goodwill	366,777	365,670
Other assets	615,484	662,713

Total assets	$37,803,226	$36,293,541

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED (UNAUDITED)

(In thousands, except share amounts)

	February 28, 2013	November 30, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowing	$100,000	$150,000
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,934,184	1,539,332
Corporate debt securities	1,845,617	1,389,312
Government, federal agency and other sovereign obligations	5,045,241	3,666,112
Mortgage- and asset-backed securities	101,580	241,211
Loans	452,007	207,227
Derivatives	220,697	229,127
Physical commodities	167,550	183,142

Total financial instruments sold, not yet purchased, at fair value	9,766,876	7,455,463
Securities loaned	1,902,687	1,934,355
Securities sold under agreements to repurchase	7,976,492	8,181,250
Obligation to return securities received as collateral	25,338	—
Payables:
Brokers, dealers and clearing organizations	1,787,055	2,819,677
Customers	5,450,781	5,568,017
Accrued expenses and other liabilities	915,534	1,124,368
Long-term debt	5,711,751	4,804,607
Mandatorily redeemable convertible preferred stock	125,000	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	358,951	348,051

Total liabilities	34,120,465	32,510,788

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value. Authorized 500,000,000 shares; issued 214,707,928 shares at February 28, 2013 and 204,147,007 shares at November 30, 2012	21	20
Additional paid-in capital	2,231,430	2,219,959
Retained earnings	1,339,430	1,281,855
Treasury stock, at cost, 9,339,897 shares at February 28, 2013 and 835,033 shares at November 30, 2012	(181,145)	(12,682)
Accumulated other comprehensive loss:
Currency translation adjustments	(48,027)	(38,009)
Additional minimum pension liability	(15,128)	(15,128)

Total accumulated other comprehensive loss	(63,155)	(53,137)

Total common stockholders’ equity	3,326,581	3,436,015
Noncontrolling interests	356,180	346,738

Total stockholders’ equity	3,682,761	3,782,753

Total liabilities and stockholders’ equity	$37,803,226	$36,293,541

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED (UNAUDITED)

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

	February 28, 2013	November 30, 2012
Assets
Cash and cash equivalents	$335,419	$388,279
Financial instruments owned, at fair value
Corporate equity securities	161,305	105,271
Corporate debt securities	486,283	394,043
Mortgage- and asset-backed securities	16,885	15,589
Loans and other receivables	581,444	383,667
Derivatives	211	—
Investments, at fair value	2,186	5,836

Total financial instruments owned, at fair value	1,248,314	904,406
Receivables:
Brokers, dealers and clearing organizations	474,096	236,594
Fees, interest and other	9,619	10,931
Other assets	96	348

Total assets	$2,067,544	$1,540,558

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	15,161	—
Corporate debt securities	450,936	325,979
Loans	452,007	199,610
Derivatives	—	505

Total financial instruments sold, not yet purchased, at fair value	918,104	526,094
Payables:
Brokers, dealers and clearing organizations	365,139	201,237
Accrued expenses and other liabilities	137,661	72,956
Mandatorily redeemable preferred interests of consolidated subsidiaries	358,951	348,051

Total liabilities	$1,779,855	$1,148,338

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	February 28, 2013	February 29, 2012

Revenues:
Commissions	$131,083	$117,499
Principal transactions	300,278	280,835
Investment banking	288,278	285,795
Asset management fees and investment income from managed funds	10,883	5,634
Interest	249,277	274,708
Other	27,004	42,340

Total revenues	1,006,803	1,006,811
Interest expense	203,416	226,845

Net revenues	803,387	779,966
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	10,961	21,844

Net revenues, less mandatorily redeemable preferred interests	792,426	758,122

Non-interest expenses:
Compensation and benefits	474,217	446,462

Non-compensation expenses:
Floor brokerage and clearing fees	30,998	27,838
Technology and communications	59,878	61,450
Occupancy and equipment rental	24,309	22,565
Business development	24,927	22,247
Professional services	32,635	13,693
Other	14,475	14,998

Total non-compensation expenses	187,222	162,791

Total non-interest expenses	661,439	609,253

Earnings before income taxes	130,987	148,869
Income tax expense	45,491	52,152

Net earnings	85,496	96,717
Net earnings to noncontrolling interests	10,704	19,581

Net earnings to common shareholders	$74,792	$77,136

Earnings per common share:
Basic	$0.32	$0.33
Diluted	$0.32	$0.33

Dividends declared per common share	$0.075	$0.075

Weighted average common shares:
Basic	213,732	218,049
Diluted	217,844	222,162

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	February 28, 2013	February 29, 2012

Net earnings	$85,496	$96,717

Other comprehensive income, net of tax:
Currency translation adjustments	(10,018)	5,491

Total other comprehensive (loss) income, net of tax (1)	(10,018)	5,491

Comprehensive income	75,478	102,208
Net earnings attributable to noncontrolling interests	10,704	19,581

Comprehensive income to common shareholders	$64,774	$82,627

(1)	Total other comprehensive (loss) income, net of tax, is attributable to common shareholders. No other comprehensive (loss) income is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012
Common stock, par value $0.0001 per share
Balance, beginning of period	$20	$20
Issued	1	1
Retired	—	(1)

Balance, end of period	21	20

Additional paid-in capital
Balance, beginning of period	2,219,959	2,207,410
Benefit plan share activity (1)	3,138	12,076
Share-based expense, net of forfeitures and clawbacks	22,288	83,769
Proceeds from exercise of stock options	57	104
Acquisitions and contingent consideration	2,535	—
Tax (deficiency) benefit for issuance of share-based awards	(17,965)	19,789
Equity component of convertible debt, net of tax	—	(427)
Dividend equivalents on share-based plans	1,418	6,531
Retirement of treasury stock	—	(109,293)

Balance, end of period	2,231,430	2,219,959

Retained earnings
Balance, beginning of period	1,281,855	1,067,858
Net earnings to common shareholders	74,792	282,409
Dividends	(17,217)	(68,412)

Balance, end of period	1,339,430	1,281,855

Treasury stock, at cost
Balance, beginning of period	(12,682)	(486)
Purchases	(166,541)	(113,562)
Returns / forfeitures	(1,922)	(7,928)
Retirement of treasury stock	—	109,294

Balance, end of period	(181,145)	(12,682)

Accumulated other comprehensive loss
Balance, beginning of period	(53,137)	(50,490)
Currency adjustment	(10,018)	1,511
Pension adjustment, net of tax	—	(4,158)

Balance, end of period	(63,155)	(53,137)

Total common stockholders’ equity	3,326,581	3,436,015

Noncontrolling interests
Balance, beginning of period	346,738	312,663
Net earnings attributable to noncontrolling interests	10,704	40,740
Distributions	(1,262)	(13,570)
Consolidation of asset management entity	—	6,905

Balance, end of period	356,180	346,738

Total stockholders’ equity	$3,682,761	$3,782,753

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net earnings	$85,496	$96,717

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	17,393	17,693
Bargain purchase gain	—	(3,368)
Gain on repurchase of long-term debt	—	(9,898)
Fees related to assigned management agreements	(1,154)	(739)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	10,961	21,844
Accruals related to various benefit plans and stock issuances, net of forfeitures	23,505	24,987
Decrease (increase) in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	352,891	(290,223)
(Increase) decrease in receivables:
Brokers, dealers and clearing organizations	(1,027,671)	(482,230)
Customers	(130,543)	260,225
Fees, interest and other	(29,149)	(43,498)
(Increase) decrease in securities borrowed	(224,557)	135,129
Decrease in financial instruments owned	229,394	2,591,767
(Increase) decrease in loans to and investments in related parties	(197,166)	46,441
Increase in investments in managed funds	(2,213)	(2,275)
Increase in securities purchased under agreements to resell	(224,418)	(1,537,111)
Decrease (increase) in other assets	22,335	(76,800)
(Decrease) increase in payables:
Brokers, dealers and clearing organizations	(1,031,335)	(1,501,144)
Customers	(111,139)	538,234
(Decrease) increase in securities loaned	(28,138)	120,968
Increase in financial instruments sold, not yet purchased	2,327,667	1,387,536
Decrease in securities sold under agreements to repurchase	(197,493)	(1,047,485)
Decrease in accrued expenses and other liabilities	(258,836)	(199,438)

Net cash (used in) provided by operating activities	(394,170)	47,332

Cash flows from investing activities:
Net payments on premises and equipment	(10,706)	(11,642)
Cash received from contingent consideration	1,203	741

Net cash used in investing activities	(9,503)	(10,901)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)

(In thousands)

	Three Months Ended
	February 28, 2013	February 29, 2012
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$5,682	$29,316
Proceeds from short-term borrowings	6,744,000	109,513
Payments on short-term borrowings	(6,794,000)	(67,007)
Proceeds from secured credit facility	900,000	160,000
Payments on secured credit facility	(990,007)	(10,000)
Proceeds from other secured financings	60,000	—
Payments on repurchase of long-term debt	—	(1,435)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(61)	—
Payments on repurchase of common stock	(166,541)	(47,930)
Payments on dividends	(15,799)	(15,605)
Proceeds from exercise of stock options, not including tax benefits	57	—
Net proceeds from (payments on):
Issuance of senior notes, net of issuance costs	991,469	—
Noncontrolling interest	(1,262)	—

Net cash provided by financing activities	733,538	156,852

Effect of exchange rate changes on cash and cash equivalents	(4,502)	2,113

Net increase in cash and cash equivalents	325,363	195,396
Cash and cash equivalents at beginning of period	2,692,595	2,393,797

Cash and cash equivalents at end of period	$3,017,958	$2,589,193

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$178,836	$214,800
Income taxes, net of refunds	(34,054)	(1,785)

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Organization and Basis of Presentation

Organization

On March 1, 2013, Jefferies Group, Inc. was converted into a limited liability company and renamed Jefferies Group LLC. In addition, subsidiaries of Jefferies Group, Inc. were also converted into limited liability companies. The accompanying Consolidated Financial Statements therefore refer to Jefferies Group LLC and represent the accounts of Jefferies Group, Inc., as it was formerly known, and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, CoreCommodity Management, LLC (formerly Jefferies Asset Management, LLC), Jefferies Bache Financial Services, Inc. and all other entities in which we have a controlling financial interest or are the primary beneficiary, including Jefferies High Yield Holdings, LLC (“JHYH”), Jefferies Special Opportunities Partners, LLC (“JSOP”) and Jefferies Employees Special Opportunities Partners, LLC (“JESOP”).

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

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). The acquired business represented the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services. The acquisition of Hoare Govett provided us with the opportunity to continue our growth in corporate broking and significantly expand the capabilities and reach of our established European Investment Banking and Equities businesses. See Note 4, Hoare Govett Acquisition for further details.

On March 1, 2013, Jefferies Group LLC through a series of merger transactions, became a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). The outstanding shares of Jefferies Group LLC were converted into 0.81 shares of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia and were contributed as equity to Jefferies Group LLC as part of the purchase price. Jefferies Group LLC continues to operate as the holding company to its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, we continue to operate as a full-service global investment banking firm and retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports.

The merger will be accounted for by Leucadia under the acquisition method of accounting. Accordingly, the assets, including identifiable intangible assets, and the liabilities of Jefferies Group LLC will be recorded at their fair values at the date of acquisition (March 1, 2013). The application of the acquisition method of accounting will be pushed down and

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The excess of Leucadia’s purchase price over the fair value of the net assets acquired will be recorded as goodwill. The purchase price is preliminarily estimated at $4.7 billion resulting in a preliminary estimate of goodwill of $1.8 billion and a preliminary estimate of net assets of $5.1 billion, inclusive of goodwill. The acquisition accounting will be finalized upon completion of the analysis of the assets and liabilities of Jefferies Group LLC as of March 1, 2013 and reported in our quarterly report on Form 10-Q for the period ended May 31, 2013.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2012.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Soft dollar expenses amounted to $8.5 million and $8.2 million for the three months ended February 28, 2013 and February 29, 2012, respectively. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies Bache, LLC, a futures commission merchant, are recorded on a half-turn basis.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

documentation of the valuation rationale applied, which is reviewed for consistency in application from period to period; and the documentation includes benchmarking the assumptions underlying the valuation rationale against relevant analytic data.

Third Party Pricing Information. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency, and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

Model Review Process. Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Market Risk Management, independent from the trading desks, and then approved to be used in the valuation process. Review and approval of a model for use includes benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securitization Activities

We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statements of Earnings.

When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other liabilities in the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Accounting Developments

Accounting Standards to be Adopted in Future Periods

Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 (three months ended May 31, 2013). We are currently evaluating the impact of the guidance on our consolidated financial statements.

Balance Sheet Offsetting Disclosures. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year ended November 30, 2014), and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operations or cash flows.

Adopted Accounting Standards

Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance on December 1, 2012 did not affect our financial condition, results of operations or cash flows as it did not affect how impairment is calculated.

Goodwill Testing. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance on December 1, 2012, which did not change how goodwill is calculated nor assigned to reporting units and therefore had no effect on our financial condition, results of operations or cash flows.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The adoption of this guidance for transactions beginning on or after January 1, 2012 did not have an impact on our financial condition, results of operations or cash flows.

Note 4.	Hoare Govett Acquisition

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

Our results of operations for the three months ended February 29, 2012 include the results of operations of Hoare Govett for the period from February 1, 2012 to February 29, 2012. There were no material revenues contributed by Hoare Govett for this period and net earnings amounted to an immaterial loss, primarily as a result of compensation costs. The effect on our results for the quarter ended February 29, 2012, had the acquisition of Hoare Govett been completed on December 1, 2011 is not considered material. The acquisition closed on February 29, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013	November 30, 2012

Cash and cash equivalents:
Cash in banks	$857,202	$1,038,664
Money market investments	2,160,756	1,653,931

Total cash and cash equivalents	$3,017,958	$2,692,595

Cash and securities segregated (1)	$3,728,742	$4,082,595

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2013 and November 30, 2012 by level within the fair value hierarchy (in thousands):

	February 28, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,443,328	$232,045	$13,234	$—	$1,688,607
Corporate debt securities	—	3,339,644	31,820	—	3,371,464
Collateralized debt obligations	—	115,145	29,776	—	144,921
U.S. government and federal agency securities	776,846	132,794	—	—	909,640
Municipal securities	—	603,957	—	—	603,957
Sovereign obligations	2,041,200	1,455,658	—	—	3,496,858
Residential mortgage-backed securities	—	3,620,210	169,426	—	3,789,636
Commercial mortgage-backed securities	—	915,820	17,794	—	933,614
Other asset-backed securities	—	69,904	1,252	—	71,156
Loans and other receivables	—	797,374	170,986	—	968,360
Derivatives	445,895	1,491,718	220	(1,730,913)	206,920
Investments at fair value	—	1,036	70,067	—	71,103
Physical commodities	—	157,299	—	—	157,299

Total financial instruments owned	$4,707,269	$12,932,604	$504,575	$(1,730,913)	$16,413,535

Level 3 financial instruments for which the firm does not bear economic exposure (3)			(38,771)

Level 3 financial instruments for which the firm bears economic exposure			$465,804

Cash and cash equivalents	$3,017,958	$—	$—	$—	$3,017,958
Investments in managed funds	$—	$—	$59,976	$—	$59,976
Cash and securities segregated and on deposit for regulatory purposes (4)	$3,728,742	$—	$—	$—	$3,728,742
Securities received as collateral	$25,338	$—	$—	$—	$25,338

Total Level 3 assets for which the firm bears economic exposure			$525,780

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,697,826	$236,320	$38	$—	$1,934,184
Corporate debt securities	—	1,845,617	—	—	1,845,617
U.S. government and federal agency securities	2,567,397	—	—	—	2,567,397
Sovereign obligations	1,268,489	1,209,355	—	—	2,477,844
Residential mortgage-backed securities	—	94,532	1,542	—	96,074
Commercial mortgage-backed securities	—	1,811	—	—	1,811
Other asset-backed securities	—	3,695	—	—	3,695
Loans	—	444,609	7,398	—	452,007
Derivatives	435,602	1,640,905	11,405	(1,867,215)	220,697
Physical commodities	—	167,550	—	—	167,550

Total financial instruments sold, not yet purchased	$5,969,314	$5,644,394	$20,383	$(1,867,215)	$9,766,876

Obligation to return securities received as collateral	$25,338	$—	$—	$—	$25,338

(1)	There were no transfers between Level 1 and Level 2 for the three months ended February 28, 2013.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.
(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $357.2 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2012
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,608,715	$137,245	$16,815	$—	$1,762,775
Corporate debt securities	—	3,034,515	3,631	—	3,038,146
Collateralized debt obligations	—	87,239	31,255	—	118,494
U.S. government and federal agency securities	1,720,617	115,310	—	—	1,835,927
Municipal securities	—	619,969	—	—	619,969
Sovereign obligations	1,722,044	975,810	—	—	2,697,854
Residential mortgage-backed securities	—	4,008,844	156,069	—	4,164,913
Commercial mortgage-backed securities	—	1,060,333	30,202	—	1,090,535
Other asset-backed securities	—	93,228	1,114	—	94,342
Loans and other receivables	—	497,918	180,393	—	678,311
Derivatives	615,024	1,547,984	328	(1,865,250)	298,086
Investments at fair value	—	43,126	83,897	—	127,023
Physical commodities	—	144,016	—	—	144,016

Total financial instruments owned	$5,666,400	$12,365,537	$503,704	$(1,865,250)	$16,670,391

Level 3 financial instruments for which the firm does not bear economic exposure (3)			(53,289)

Level 3 financial instruments for which the firm bears economic exposure			$450,415

Cash and cash equivalents	$2,692,595	$—	$—	$—	$2,692,595
Investments in managed funds	$—	$—	$57,763	$—	$57,763
Cash and securities segregated and on deposit for regulatory purposes (4)	$4,082,595	$—	$—	$—	$4,082,595

Total Level 3 assets for which the firm bears economic exposure			$508,178

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,442,347	$96,947	$38	$—	$1,539,332
Corporate debt securities	—	1,389,312	—	—	1,389,312
U.S. government and federal agency securities	1,428,746	250,387	—	—	1,679,133
Sovereign obligations	1,395,355	591,624	—	—	1,986,979
Residential mortgage-backed securities	—	239,063	—	—	239,063
Commercial mortgage-backed securities	—	2,148	—	—	2,148
Loans	—	205,516	1,711	—	207,227
Derivatives	547,605	1,684,884	9,516	(2,012,878)	229,127
Physical commodities	—	183,142	—	—	183,142

Total financial instruments sold, not yet purchased	$4,814,053	$4,643,023	$11,265	$(2,012,878)	$7,455,463

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2012.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.
(4)	Includes U.S. government securities segregated for regulatory purposes with a fair value of $404.3 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are determined using pricing data obtained from external pricing services and prices observed for recently executed market transactions.

Loans and Other Receivables

•

Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by market transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Physical Commodities

Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate the trading in precious metals we undertake leasing of such precious metals. The fees earned or paid for such leases are recorded as Principal transaction revenues on the Consolidated Statements of Earnings.

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and shares in non-U.S. exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$20,003	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	327	—	—
Fund of Funds(3)	394	106	—
Equity Funds(4)	71,883	47,460	—
Convertible Bond Funds(5)	2,916	—	At Will
Other Investments(6)	17	—	Bi-Monthly

Total(8)	$95,540	$47,566

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$19,554	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	612	—	—
Fund of Funds(3)	604	106	—
Equity Funds(4)	69,223	59,272	—
Convertible Bond Funds(5)	3,002	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$93,014	$59,378

(1)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At February 28, 2013 and November 30, 2012, investments representing approximately 98% and 96%, respectively, of the fair value of investments in this category are redeemable with 30 – 65 days prior written notice, and includes investments in private asset management funds managed by us with an aggregate fair value of $0.5 million in both periods. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.
(2)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(3)	Includes investments in fund of funds that invest in various private equity funds. At February 28, 2013 and November 30, 2012, approximately 94%, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. As of February 28, 2013 and November 30, 2012, we have requested redemption for investments representing approximately 6% of the fair value of investments in this category; however, we are unable to estimate when these funds will be received.
(4)	At February 28, 2013 and November 30, 2012, investments representing approximately 98% of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. At February 28, 2013 and November 30, 2012, investments representing approximately 2% of the fair value of investments in equity funds are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At February 28, 2013 and November 30, 2012, this category includes investments in equity funds managed by us with a fair value of $58.1 million and $55.6 million and unfunded commitments of $45.8 million and $56.9 million, respectively.
(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(6)	Other investments at February 28, 2013 and November 30, 2012 included investments in funds that invest in commodity futures and options contracts.
(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.
(8)	Investments at fair value in the Consolidated Statements of Financial Condition at February 28, 2013 and November 30, 2012 include $35.5 million and $91.8 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pricing Information

At February 28, 2013 and November 30, 2012, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	February 28, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	9%	17%	11%	19%
Recently observed transaction prices	4%	4%	5%	6%
External pricing services	72%	75%	70%	71%
Broker quotes	1%	0%	1%	0%
Valuation techniques	14%	4%	13%	4%

	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Three Months Ended February 28, 2013
	Balance, November 30, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,624	9,406	(17,374)	—	2,865	29,776	(1,125)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	50	1,627	(1,342)	(19)	(178)	1,252	(1)
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	952	(4,923)	(9,721)	(1,099)	70,067	1,171
Investments in managed funds	57,763	(363)	11,068	—	(8,492)	—	59,976	(363)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (2)	9,188	2,648	—	—	—	(651)	11,185	2,648
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2013

During the three months ended February 28, 2013, transfers of assets of $100.5 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•

Non-agency residential mortgage-backed securities of $78.4 million and commercial mortgage-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate debt securities of $10.8 million and corporate equity securities of $0.1 million due to lack of observable market transactions;

•	Collateralized debt obligations of $5.3 million which have little to no transparency in trade activity;

•	Loans and other receivables of $4.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

During the three months ended February 28, 2013, transfers of assets of $112.7 million from Level 3 to Level 2 are attributed to:

•

Non-agency residential mortgage-backed securities of $73.5 million, commercial mortgage-backed securities of $10.9 million and $0.2 million of other asset-backed securities for which market trades were observed in the period for either identical or similar securities;

•

Loans and other receivables of $19.9 million and collateralized debt obligations of $2.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.7 million due to an increase in observable market transactions.

During the three months ended February 28, 2013, there were no transfers of liabilities from Level 2 to Level 3 and there were $0.7 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net gains on Level 3 assets were $14.5 million and net losses on Level 3 liabilities were $2.7 million for the three months ended February 28, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, corporate debt securities, collateralized debt obligations and investments at fair value partially offset by a decrease in valuation of certain loans and other receivables, commercial mortgage backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2012 (in thousands):

	Three Months Ended February 29, 2012 (3)
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, February 29, 2012	Change in unrealized gains/ (losses) relating to instruments still held at February 29, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$1,684	$14,184	$—	$—	$912	$30,269	$1,685
Corporate debt securities	48,140	671	271	(22,300)	(1,276)	8,100	33,606	(737)
Collateralized debt obligations	47,988	(796)	—	(14,063)	(3,328)	42,775	72,576	(1,488)
Municipal securities	6,904	(71)	—	(740)	—	(4,917)	1,176	12
Sovereign obligations	140	—	—	—	—	—	140	—
Residential mortgage-backed securities	149,965	(6,492)	10,497	(44,282)	(6,881)	25,944	128,751	(5,995)
Commercial mortgage-backed securities	52,407	(1,655)	—	(3,593)	(44)	(11,323)	35,792	(1,419)
Other asset-backed securities	3,284	(104)	—	(197)	(40)	2,446	5,389	(76)
Loans and other receivables	97,291	1,899	48,309	(21,733)	(25,729)	4,412	104,449	643
Investments, at fair value	78,326	1,378	480	(1,797)	(277)	—	78,110	1,378
Investments in managed funds	70,740	(6,212)	8,499	(12)	—	—	73,015	(6,212)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$11,511	$—	$—	$11,511	$—
Corporate debt securities	74	—	—	—	—	—	74	—
Net derivatives (2)	9,285	1,512	(295)	—	—	(2,192)	8,310	2,736
Loans	10,157	—	(10,157)	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended February 29, 2012.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 29, 2012

During the three months ended February 29, 2012, transfers of assets of $109.9 million from Level 2 to Level 3 are attributed to:

•	Collateralized debt obligations of $42.8 million which have little to no transparency in trade activity;

•

Non-agency residential mortgage-backed securities of $32.5 million, Other asset-backed securities of $4.7 million, and Commercial mortgage-backed securities of $1.5 million for which no recent trade activity was observed;

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2013 and November 30, 2012

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument; i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class. Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

For certain categories, we have provided a weighted average of the inputs allocated based on the fair values of the financial instruments comprising the category. We do not believe that the range or weighted average of the inputs is indicative of the reasonableness of uncertainty of our Level 3 fair values. The range and weighted average are driven by the individual financial instruments within each category and their relative distribution in the population. The disclosed inputs when compared with the inputs as disclosed in other quarters should not be expected to necessarily be indicative of changes in our estimates of unobservable inputs for a particular financial instrument as the population of financial instruments comprising the category will vary from period to period based on purchases and sales of financial instruments during the period as well as transfers into and out of Level 3 each period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input /Range	Weighted Average

Corporate equity securities	$13,234
Non-exchange traded securities		Market approach	EBITDA (a) multiple	6.0 to 13.0	9.9
		Scenario analysis	Estimated recovery percentage	30%	—
Warrants		Option model	Volatility	34%	—

Corporate debt securities	$31,820
		Scenario analysis	Estimated recovery percentage	25%	—
		Comparable pricing	Comparable bond or loan price	$65.50 to $76.50	$72.10
		Market approach	Yield	8% to 16%	9%
Collateralized debt obligations	$20,676
		Discounted cash flows	Constant prepayment rate	0% to 5%	0.5%
			Constant default rate	0% to 10%	3%
			Loss severity	13% to 100%	41%
			Yield	10% to 73%	34%
Residential mortgage-backed	$169,426
		Discounted cash flows	Constant prepayment rate	0% to 27%	5%
			Constant default rate	1% to 50%	7%
			Loss severity	25% to 95%	52%
			Yield	0% to 37%	10%
			Cumulative loss rate	7% to 37%	13%
Commercial mortgage-backed	$17,794
		Discounted cash flows	Yield	20% to 88%	37%
			Cumulative loss rate	2% to 21%	14%
Other asset-backed securities	$1,252
		Discounted cash flows	Yield	7%	—
Loans and other receivables	$164,188
		Comparable pricing	Comparable bond or loan price	$96.25 to $101.25	$100.35
		Discounted cash flows	Yield	19%	—
			Cumulative loss rate	0%	—
		Market approach	Yield	5% to 25%	11%
			EBITDA (a) multiple	6.5	—
		Scenario analysis	Estimated recovery percentage	15% to 61%	53%

Investments at fair value	$17,817
Private equity securities		Market approach	EBITDA (a) multiple	8.1	—
		Comparable pricing	Comparable share price	$400.00	—

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input /Range	Weighted Average

Derivatives	$(11,405)
Equity options		Option model	Volatility	34%	—
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.13	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2012
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Corporate equity securities	$16,815
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 16.3
		Scenario analysis	Estimated recovery percentage	35%
Warrants		Option model	Volatility	39%

Collateralized debt obligations	$26,705
		Discounted cash flows	Constant prepayment rate	0% to 5%
			Constant default rate	0% to 10%
			Loss severity	13% to 75%
			Yield	10% to 35%

Residential mortgage-backed securities	$156,069
		Discounted cash flows	Constant prepayment rate	0% to 25%
			Constant default rate	0% to 50%
			Loss severity	0% to 80%
			Yield	1% to 50%

Commercial mortgage-backed securities	$30,202
		Discounted cash flows	Yield	22% to 57%
			Cumulative loss rate	2% to 20%

Loans and other receivables	$153,365
		Comparable pricing	Comparable bond or loan price	$81.88 to $101.25
		Discounted cash flows	Yield	19%
			Cumulative loss rate	0%
		Market approach	Yield	5% to 54%
			EBITDA (a) multiple	8.3
		Scenario analysis	Estimated recovery percentage	15%

Investments at fair value	$32,751
Private equity securities		Market approach	EBITDA (a) multiple	6.6
		Comparable pricing	Comparable share price	$400.00
		Scenario analysis	Estimated recovery percentage	50%

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Range

Derivatives	$(9,516)
Equity options		Option model	Volatility	39%
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.13

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At February 28, 2013 and November 30, 2012, the exclusions consisted of $68.1 million and $82.7 million, respectively, primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•

Private equity securities, corporate debt securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•

Non-exchange traded securities, corporate debt securities, private equity securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement.

•

Non-exchange traded securities, corporate debt securities, and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•

Loans and other receivables, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severities or cumulative loss rate and discount rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned-derivatives and Financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned – Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 11, Investments for further details regarding our investment in Knight Capital Group, Inc. We have also elected the fair value option for certain financial instruments held by subsidiaries that are not registered broker-dealers as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for secured financings that arise in connection with our securitization activities and other structural financings. Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Financial Instruments Owned:
Loans and other receivables	$3,924	$7,811

Financial Instruments Sold:
Loans	$—	$226
Loan commitments	(2,746)	(654)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	February 28, 2013	November 30, 2012
Financial Instruments Owned:
Loans and other receivables (2)	$(258,406)	$(256,271)
Loans greater than 90 days past due (1) (2)	—	10,433

(1)	The aggregate fair value of loans that were 90 or more days past due was $- 0 - million and $34.7 million at February 28, 2013 and November 30, 2012.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loans or other receivables on nonaccrual status at February 28, 2013 and November 30, 2012.

Note 7.	Derivative Financial Instruments

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the fair value and related number of derivative contracts at February 28, 2013 and November 30, 2012 categorized by predominant risk exposure. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	February 28, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$805,821	32,262	$915,449	32,790
Foreign exchange contracts	537,752	89,195	526,944	87,414
Equity contracts	428,877	1,892,132	421,858	2,754,124
Commodity contracts	158,064	1,534,542	204,924	1,528,982
Credit contracts	7,319	23	18,737	52

Total	1,937,833		2,087,912
Counterparty/cash-collateral netting	(1,730,913)		(1,867,215)

Total per Consolidated Statement of Financial Condition	$206,920		$220,697

	November 30, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$927,896	67,410	$1,065,788	90,831
Foreign exchange contracts	387,325	118,958	357,277	116,758
Equity contracts	577,964	1,526,127	528,979	1,396,213
Commodity contracts	265,703	754,987	278,660	728,696
Credit contracts	4,448	13	11,301	40

Total	2,163,336		2,242,005
Counterparty/cash-collateral netting	(1,865,250)		(2,012,878)

Total per Consolidated Statement of Financial Condition	$298,086		$229,127

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended February 28, 2013 and February 29, 2012 (in thousands):

	Three Months Ended
Gains (Losses)	February 28, 2013	February 29, 2012

Interest rate contracts	$25,713	$(16,235)
Foreign exchange contracts	11,895	1,161
Equity contracts	(5,436)	(30,112)
Commodity contracts	19,585	20,680
Credit contracts	(3,742)	(15,227)

Total	$48,015	$(39,733)

OTC Derivatives. The following tables set forth the remaining contract maturity of the fair value of OTC derivative assets and liabilities as of February 28, 2013 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$61,023	$137	$—	$(318)	$60,842
Credit default swaps	—	3,844	—	—	3,844
Equity swaps and options	1,622	—	—	—	1,622
Total return swaps	1,277	—	—	—	1,277
Foreign currency forwards, swaps and options	82,784	32,781	—	(8,301)	107,264
Fixed income forwards	—	—	447	—	447
Interest rate swaps and options	19,464	47,523	179,557	(77,633)	168,911

Total	$166,170	$84,285	$180,004	$(86,252)	344,207

Cross product counterparty netting					(1,511)

Total OTC derivative assets included in Financial instruments owned					$342,696

(1)	At February 28, 2013, we held exchange traded derivative assets and other credit enhancements with a fair value of $20.5 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At February 28, 2013, cash collateral received was $156.3 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	OTC Derivative Liabilities (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$107,646	$108	$—	$(318)	$107,436
Credit default swaps	238	7,014	—	—	7,252
Equity swaps and options	3,148	—	—	—	3,148
Total return swaps	6,248	—	—	—	6,248
Foreign currency forwards, swaps and options	73,554	31,197	—	(8,301)	96,450
Interest rate swaps and options	16,612	130,979	210,771	(77,633)	280,729

Total	$207,446	$169,298	$210,771	$(86,252)	501,263

Cross product counterparty netting					(1,511)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$499,752

(1)	At February 28, 2013, we held exchange traded derivative liabilities and other credit enhancements with a fair value of $13.5 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At February 28, 2013, cash collateral pledged was $292.6 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At February 28, 2013, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$225,413
BBB- to BBB+	42,967
BB+ or lower	66,073
Unrated	8,243

Total	$342,696

(1)	We utilize internal credit ratings determined by our Credit Risk Management. Credit ratings determined by Credit Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 28, 2013 and November 30, 2012 is $172.6 million and $164.8 million, respectively, for which we have posted collateral of $113.6 million and $129.2 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2013 and November 30, 2012, we would have been required to post an additional $63.9 million $38.1 million, respectively, of collateral to our counterparties.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with certain securities for securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions. At February 28, 2013 and November 30, 2012, the approximate fair value of securities received as collateral by us that may be sold or repledged was $21.8 billion and $21.1 billion, respectively. The fair value of securities received as collateral at February 28, 2013 and November 30, 2012 that pertains to our securities financing activities at February 28, 2013 and November 30, 2012 are as follows (in thousands):

	February 28, 2013	November 30, 2012
Carrying amount:
Securities purchased under agreements to resell	$3,578,366	$3,357,602
Securities borrowed	5,315,488	5,094,679
Securities received as collateral	25,338	—

Total assets on Consolidated Statement of Financial Condition	8,919,192	8,452,281
Netting of securities purchased under agreements to resell (1)	9,027,147	9,982,752

	17,946,339	18,435,033
Fair value of collateral received in excess of contract amount (2)	3,854,353	2,683,767

Fair value of securities received as collateral	$21,800,692	$21,118,800

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.
(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,381.0 million and $1,252.6 million at February 28, 2013 and November 30, 2012, respectively, of which $812.6 million and $727.7 million had been rehypothecated and collateral received on securities for securities transactions of $2,302.7 million and $1,378.8 million at February 28, 2013 and November 30, 2012, respectively.

At February 28, 2013 and November 30, 2012, a substantial portion of the securities received by us had been sold or repledged.

In instances where we are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At February 28, 2013 and November 30, 2012, $25.3 million and $-0- million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.	Securitization Activities

We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 10, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other liabilities.

We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities), which are included within Financial instruments owned. We apply fair value accounting to the securities.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended
	February 28, 2013	February 29, 2012

Transferred assets	$2,735.2	$2,036.8
Proceeds on new securitizations	2,751.3	2,046.9
Net revenues	12.9	8.0

Cash flows received on retained interests	$32.3	$15.8

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these SPEs and have no liabilities related to these SPEs at February 28, 2013 and November 30, 2012. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned – Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 10, Variable Interest Entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	As of February 28, 2013
Securitization Type	Total Assets		Retained Interests

U.S. government agency residential mortgage-backed securities	$5,368.8		$300.6	(1)
U.S. government agency commercial mortgage-backed securities	2,324.0		91.3	(1)
Collateralized loan obligations	728.5	(2)	19.7	(2)

(1)	A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of March 22, 2013, we continue to hold approximately $240.7 million and $16.2 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.
(2)	Total assets include assets transferred by unrelated transferors. Retained interests at March 22, 2013 was $19.7 million.

	As of November 30, 2012
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$3,791.5	$335.2	(1)
U.S. government agency commercial mortgage-backed securities	2,193.4	28.9	(1)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of March 22, 2013, we continue to hold approximately $107.2 million and $16.2 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included within total Financial instruments owned – Mortgage- and asset-backed securities on our Consolidated Statements of Financial Condition.

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

We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests. Our variable interests in VIEs include debt and equity interests, commitments and certain fees. Our involvement with VIEs arises primarily from:

•	Purchases of mortgage-backed securities and collateralized debt and loan obligations in connection with our trading and secondary market making activities,

•	Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities,

•	Ownership of debt, equity and partnership interests in Jefferies High Yield Holdings, LLC and related entities,

•	Management and performance fees in the Jefferies Umbrella Fund, and

•	Loans to and investments in investment fund vehicles.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of February 28, 2013 and November 30, 2012. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

(in millions)	February 28, 2013			November 30, 2012
	High Yield	Mortgage- and Asset-backed Vehicles	Other	High Yield	Mortgage- and Asset-backed Vehicles	Other

Cash	$335.2	$—	$0.2	$388.1	$—	$0.2
Financial instruments owned	1,238.0	9.9	0.5	894.2	10.0	0.5
Securities borrowed	488.9	—	—	372.1	—	—
Securities purchased under agreement to resell (3)	—	120.0	—	—	60.0	—
Receivable from brokers and dealers	474.1	—	—	264.5	—	—
Other	9.7	—	—	11.4	—	—

	$2,545.9	$129.9	$0.7	$1,930.3	$70.0	$0.7

Financial instruments sold, not yet purchased	$918.1	$—	$—	$526.1	$—	$—
Securities loaned	122.6	—	—	112.0	—	—
Payable to brokers and dealers	367.8	—	—	201.2	—	—
Mandatorily redeemable interests (1)	1,116.6	—	—	1,076.0	—	—
Secured financing (2)	—	129.9	—	—	70.0	—
Other	21.6	—	0.2	15.0	—	0.2

	$2,546.7	$129.9	$0.2	$1,930.3	$70.0	$0.2

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $359.0 million and $348.1 million at February 28, 2013 and November 30, 2012, respectively. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.
(2)	Secured financing is included within Accrued expenses and other liabilities. Approximately $7.6 million and $7.7 million of the secured financing represents an amount held by us in inventory and are eliminated in consolidation at February 28, 2013 and November 30, 2012, respectively.
(3)	Securities purchased under agreement to resell represent an amount due from a related consolidated entity in a collateralized transaction, which is eliminated in consolidation.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At February 28, 2013 and November 30, 2012, the carrying amount of our variable interests was $409.2 million and $389.4 million, respectively, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which are eliminated in consolidation. In addition, the secondary market trading activity conducted through JHYT, JHYF and JLCP is a significant component of our overall brokerage platform, and while not contractually obligated, could require us to provide additional financial support and/or expose us to further losses of JHYH, JSOP and JESOP. The assets of these VIEs are available for the benefit of the mandatorily redeemable interest holders and equity holders. The creditors of these VIEs do not have recourse to our general credit.

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

We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consists of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consists of reverse repurchase agreements, which is available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the three months ended February 28, 2013 and year ended November 30, 2012. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at February 28, 2013 and November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	February 28, 2013
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$24.5	(2)	$24.5	(4)	$1,231.0
Agency mortgage- and asset-backed securitizations (1)	1,300.4	(2)	1,300.4	(4)	9,160.4
Non-agency mortgage- and asset-backed securitizations (1)	938.1	(2)	938.1	(4)	60,800.9
Asset management vehicle	2.9	(3)	2.9	(4)	477.7
Private equity vehicles	53.8	(3)	96.8		79.1

Total	$2,319.7		$2,362.7		$71,749.1

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at February 28, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

	November 30, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$5.3	(2)	$5.3	(4)	$499.7
Agency mortgage- and asset-backed securitizations (1)	1,579.1	(2)	1,579.1	(4)	6,396.6
Non-agency mortgage- and asset-backed securitizations (1)	814.1	(2)	814.1	(4)	54,436.2
Asset management vehicle	3.0	(3)	3.0	(4)	505.3
Private equity vehicles	55.0	(3)	107.7		82.1

Total	$2,456.5		$2,509.2		$61,919.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations. We acted as transferor and underwriter in several collateralized loan obligation (“CLO”) transactions during the period and retained securities representing variable interests in the CLOs. Assets collateralizing the CLOs included bank loans, participation interests and sub-investment grade and senior secured U.S. loans. In addition, we own variable interests in CLOs previously managed by us. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our exposure to loss from these entities is limited to our investments in the debt securities held. Regarding the CLOs previously managed by us, our variable interests consist of debt securities (with a fair value of $4.8 million and $5.3 million at February 28, 2013 and November 30, 2012, respectively) and a right to a portion of the CLOs’ management and incentive fees. Management and incentives fees are accrued as the amounts become realizable.

Mortgage- and Asset-Backed Vehicles. In connection with our trading and market making activities, we buy and sell mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities of $1,300.4 million, non-agency mortgage- and asset-backed securities of $938.1 million and collateralized loan obligations of $24.5 million at February 28, 2013 presented in the above table, we owned additional securities issued

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at February 28, 2013 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$24.5	$—	$24.5
Variable interests in agency mortgage- and asset-backed securitizations	—	1,300.4	1,300.4
Variable interests in nonagency mortgage- and asset-backed securitizations	938.1	—	938.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	64.5	1,981.1	2,045.6
Commercial mortgage-backed securities	73.6	525.6	599.2
Collateralized debt obligations	20.3	—	20.3
Other asset-backed securities	11.2	—	11.2

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$1,132.2	$3,807.1	$4,939.3

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of February 28, 2013 and November 30, 2012 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of February 28, 2013 and November 30, 2012, we funded approximately $36.8 million and $27.1 million, respectively, of our commitment. The carrying amount of our equity investment was $24.0 million and $20.8 million at February 28, 2013 and November 30, 2012, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment up to an aggregate principal amount of $33.0 million. The carrying amount of our equity investment was $1.6 million and $1.5 million at February 28, 2013 and November 30, 2012, respectively. As of February 28, 2013 and November 30, 2012, we funded approximately $28.2 million and $32.7 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Jefferies Finance

On October 7, 2004, we entered into an agreement with Babson Capital Management LLC (“Babson Capital”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) to form Jefferies Finance, a joint venture entity. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies, with Babson Capital providing primary credit analytics and portfolio management services. Jefferies Finance can also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market, including loans that are performing, stressed and distressed loan obligations.

As of February 28, 2013, we and MassMutual each have equity commitments to Jefferies Finance of $500.0 million for total committed equity capital to Jefferies Finance of $1.0 billion. As of February 28, 2013, we have funded $107.5 million of our aggregate $500.0 million commitment, leaving $392.5 million unfunded. On March 19, 2013, the total committed equity capital of Jefferies Finance was increased from $1.0 billion to $1.2 billion, with Jefferies and MassMutual each committing an additional $100.0 million. At March 31, 2013, approximately $306.0 million of our $600.0 million commitment was unfunded.

On March 1, 2011, we and MassMutual entered into a $1.0 billion Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. At February 28, 2013, we have funded $221.7 million of our $500.0 million commitment. During the three months ended February 28, 2013, $4.1 million of interest income and unfunded commitment fees of $0.3 million are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility. On March 19, 2013, the total committed Secured Revolving Credit Facility was reduced from $1.0 billion to $700.0 million committed. At March 31, 2013 there were no amounts funded under this commitment.

The following is a summary of selected financial information for Jefferies Finance as of February 28, 2013 and November 30, 2012 (in millions):

	February 28, 2013	November 30, 2012

Total assets	$1,933.0	$1,643.5
Total liabilities	1,354.3	1,102.1
Total equity	578.7	541.4
Our total equity balance	289.4	270.7

The net earnings of Jefferies Finance were $36.6 million and $30.1 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $31.0 million and $23.7 million during the three months ended February 28, 2013 and February 29, 2012, respectively, recognized within Investment banking on the Consolidated Statements of Earnings. In addition, in relation to these transactions, we paid fees to Jefferies Finance of $0.8 million and $3.8 million during the three months ended February 28, 2013 and February 29, 2012, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under a service agreement, we charged Jefferies Finance $15.7 million and $10.9 million for certain administrative services for the three months ended February 28, 2013 and February 29, 2012, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $17.2 million and $32.1 million at February 28, 2013 and November 30, 2012, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore is currently capitalized solely with equity and has aggregate equity commitments of $600.0 million. As of February 28, 2013 and November 30, 2012, we have funded $193.4 million and $110.0 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore as of February 28, 2013 and November 30, 2012 (in millions):

	February 28, 2013	November 30, 2012

Total assets	$712.1	$353.6
Total liabilities	264.0	81.8
Total equity	448.1	271.8
Our total equity balance	217.3	131.8

The net earnings of Jefferies LoanCore were $7.3 million and $13.6 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.6 million and $0.2 million for administrative services for the three months ended February 28, 2013 and February 29, 2012, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $62,000 and $37,000, at February 28, 2013 and November 30, 2012, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of February 28, 2013, the aggregate net fair value of derivative transactions outstanding with Jefferies LoanCore was $3.3 million and is included within Financial instruments owned on the Consolidated Statement of Financial Condition. During the three months ended February 28, 2013, we recognized gains of $0.2 million on derivative transactions with Jefferies LoanCore which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share.

On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. As of February 28, 2013, we own approximately 23% of the outstanding common stock of Knight Capital which reflects the impact of a mandatory conversion of all issued and outstanding Series A Securities into common stock of Knight Capital.

We elected to record our investment in Knight Capital at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at February 28, 2013 is based on the closing exchange price of Knight Capital’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $26.5 million for the three months ended February 28, 2013 are recognized in Revenues – Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight Capital as of December 31, 2012, the most recently available public financial information for the company (in millions):

December 31, 2012

Total assets	$9,778.4
Total liabilities	8,295.9
Total equity and convertible preferred stock	1,482.5

For the three months and year ended December 31, 2012, Knight Capital reported net income of $6.5 million and a net loss of $347.1 million, respectively.

We have separately entered into securities lending transactions with Knight Capital in the normal course of our capital markets activities. At February 28, 2013, the balances of securities borrowed and securities loaned were $5.9 million and $26.9 million, respectively.

Note 12.	Goodwill and Other Intangible Assets

Goodwill

The following table is a summary of the changes to goodwill for the three months ended February 28, 2013 (in thousands):

Three Months Ended February 28, 2013

Balance, at beginning of period	$365,670
Add: Contingent consideration	2,394
Add: Translation adjustments	(1,287)

Balance, at end of period	$366,777

Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with the acquisition of LongAcre Partners in 2007.

At least annually, and more frequently if warranted, we assess goodwill for impairment. We completed our annual test of goodwill as of June 1, 2012 and concluded goodwill was not impaired. Periodically estimating the fair value

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Intangible Assets

The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets as of February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$6,996	$—	$6,996	N/A
Customer relationships	10,542	(4,397)	6,145	7.7
Trade name	1,680	(1,395)	285	4.0
Other	100	(17)	83	12.5

	$19,318	$(5,809)	$13,509

	November 30, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Exchange and clearing organization membership interests and registrations	$11,219	$(2,873)	$—	$8,346	N/A
Customer relationships	10,542	—	(4,107)	6,435	7.9
Trade name	1,680	—	(1,287)	393	3.5
Other	100	—	(15)	85	12.8

	$23,541	$(2,873)	$(5,409)	$15,259

During the three months ended February 28, 2013, we sold our membership interest in the Kansas City Board of Trade reducing the gross cost of Exchange and clearing organization membership interests and registrations to $7.0 million.

Intangible assets with an indefinite useful life are not amortized but assessed annually for impairment, or more frequently when certain events or circumstances exist. During the second fiscal quarter of 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interests and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year.

Regarding intangible assets with a finite life, aggregate amortization expense for the three months ended February 28, 2013 and February 29, 2012 was $0.4 million and $0.6 million, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense

2013	$933
2014	926
2015	768
2016	768
2017	707

Mortgage Servicing Rights

Mortgage servicing rights for military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other revenues in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $114,000 and $1.1 million during the three months ended February 28, 2013 and February 29, 2012, respectively.

The following presents the activity in the balance of these servicing rights for the three months ended February 28, 2013 and year ended November 30, 2012 (in thousands):

	Three Months Ended February 28, 2013	Year Ended November 30, 2012

Balance, beginning of period	$805	$8,202
Add: Acquisition	—	162
Less: Sales, net	—	(6,959)
Less: Pay down	—	(211)
Less: Amortization	(10)	(389)

Balance, end of period	$795	$805

On November 30, 2012, we sold substantially all of our mortgage servicing rights for approximately $30.9 million and granted the investor an option to purchase the remaining servicing rights for military housing projects held for $2.0 million, the estimated fair value.

Note 13.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. Bank loans at February 28, 2013 and November 30, 2012 totaled $100.0 million and $150.0 million, respectively, of which $100.0 million is secured financing at February 28, 2013 and November 30, 2012. Average daily bank loans for the three months ended February 28, 2013 and year ended November 30, 2012 were $110.0 million and $66.4 million, respectively. The weighted-average interest rates for short-term borrowings outstanding at February 28, 2013 was 1.10%. Unused borrowing facilities for short-term financing at February 28, 2013 were $375.0 million in aggregate, of which $275.0 million would be secured.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.	Long-Term Debt

Our long-term debt is accounted for on an amortized cost basis. The following summarizes our long-term debt carrying values (including unamortized discounts and premiums) at February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013	November 30, 2012
Unsecured Long-Term Debt

5.875% Senior Notes, due June 8, 2014 (effective interest rate of 6.00%)	$249,633	$249,564
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 3.92%)	499,431	499,382
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 5.57%)	349,301	349,248
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 5.90%)	772,588	771,450
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 8.31%)	706,782	706,990
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 7.00%)	744,079	743,945
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 6.22%)	3,756	3,708
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 6.55%)	346,825	346,792
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 5.16%)	598,340	—
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.59%)	395,166	—
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 7.74%)	292,912	290,617
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.37%)	492,938	492,904

	$5,451,751	$4,454,600

Secured Long-Term Debt
Credit facility, due August 26, 2014	260,000	350,007

	$5,711,751	$4,804,607

On January 15, 2013, we issued $1.0 billion in senior unsecured long-term debt, comprising 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a principal amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a principal amount of $400.0 million and we received proceeds of $391.7 million.

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

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million on debt extinguishment which is reported in Other revenues for the three months ended February 29, 2012. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011. The unamortized balance at November 30, 2012 amounted to $32.2 million, and is being amortized over the remaining life of the debt using the effective yield method.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2009, we issued 3.875% convertible senior debentures due 2029 (the “debentures”) with an aggregate principal amount of $345.0 million. Each $1,000 debenture is currently convertible into 26.8794 shares of common stock (equivalent to a conversion price of approximately $37.20 per share of common stock). In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) the common stock price is greater than 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of the common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. As part of the merger agreement with Leucadia, the debentures are now convertible into common shares of Leucadia. Each $1,000 debenture is convertible into 21.7723 shares of Leucadia common stock (equivalent to a conversion price of approximately $45.93). Other than the conversion into Leucadia common shares, the terms of the debenture remain the same.

Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At February 28, 2013 and November 30, 2012, U.S. dollar denominated borrowings outstanding under the Credit Facility amounted to $260.0 million and $350.0 million, respectively, and are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. There were no non-U.S. dollar borrowings at February 28, 2013. We were in compliance with debt covenants under the Credit Facility at February 28, 2013.

Note 15.	Mandatorily Redeemable Convertible Preferred Stock

In February 2006, MassMutual purchased 125,000 shares of our 3.25% Series A Cumulative Convertible Preferred Stock at a price of $1,000 per share, or $125.0 million in the aggregate, with an annual cumulative cash dividend of 3.25%. Dividends are recorded as a component of Interest expense as the Series A Cumulative Convertible Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Cumulative Convertible Preferred Stock are considered “equity” for tax purposes.

On March 1, 2013, as a result of the merger with Leucadia, the Series A Preferred Stock ceased to exist and was exchanged into preferred shares of Leucadia.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.	Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). Noncontrolling interests include the minority interests’ proportionate share of the equity of JSOP, JESOP and other consolidated entities. The following table presents noncontrolling interests at February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013	November 30, 2012

JSOP	$311,510	$303,178
JESOP	36,209	35,239
Other (1)	8,461	8,321

Noncontrolling interests	$356,180	$346,738

(1)	Other includes consolidated asset management entities and investment vehicles set up for the benefit of our employees or clients.

Ownership interests in subsidiaries held by parties other than our common shareholders are presented as noncontrolling interests within Stockholders’ equity, separately from our own equity on the Consolidated Statements of Financial Condition. Revenues, expenses, net earnings or loss, and other comprehensive income or loss are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both owners of the parent and noncontrolling interests. Net earnings or loss and other comprehensive income or loss is then attributed to the parent and noncontrolling interests. Net earnings to noncontrolling interests is deducted from Net earnings in the Consolidated Statements of Earnings to determine Net earnings to common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three months ended February 28, 2013 and February 29, 2012 because all other comprehensive income or loss is attributed to us. On March 1, 2013, ownership interests of JSOP and JESOP were redeemed and the entities dissolved. Cash redemption payments approximating the carrying value of the interests as of February 28, 2013 are expected to be made in April 2013.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Certain interests in consolidated subsidiaries meet the definition of mandatorily redeemable financial instruments and require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. These mandatorily redeemable financial instruments represent interests held in Jefferies High Yield Holdings, LLC (“JHYH”), which are entitled to a pro rata share of the profits and losses of JHYH and are scheduled to terminate in April 2013, with an option to extend up to three additional one-year periods. Financial instruments issued by a subsidiary that are classified as equity in the subsidiary’s financial statements are treated as noncontrolling interests in the consolidated financial statements. Therefore, these mandatorily redeemable financial instruments are reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Financial Condition. In addition, changes to these mandatorily redeemable financial instruments of JHYH are reported in Net revenues and are reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $359.0 million and $348.1 million at February 28, 2013 and November 30, 2012, respectively.

As of April 1, 2013, the mandatorily redeemable preferred interests of consolidated subsidiaries of $359.0 million have been redeemed and contributed by Leucadia as equity in Jefferies Group LLC. Further, we have dissolved our high yield joint venture and merged its business activities with those of our U.S. broker-dealer, Jefferies.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.	Benefit Plans

U.S. Pension Plan

We sponsor a defined benefit pension plan, Jefferies Group LLC Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of unrecognized net gain or loss included in Accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) shall be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen with no further benefit accruing to participants for future service after December 31, 2005.

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts with multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investments in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $18.3 million and $18.6 million at February 28, 2013 and November 30, 2012, respectively. We expect to pay the pension obligation from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The following table summarizes the components of net periodic pension cost (in thousands):

	U.S. Pension Plan Three Months Ended		German Pension Plan Three Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Components of net periodic pension cost

Service cost	$56	$44	$16	$9
Interest cost on projected benefit obligation	529	584	217	267
Expected return on plan assets	(665)	(616)	—	—
Net amortization	300	317	—	—

Net periodic pension cost	$220	$329	$233	$276

We did not contribute to our U.S. Pension Plan and German Pension Plan during the three months ended February 28, 2013, however, we expect to contribute $3.0 million to the U.S. Pension Plan during the remainder of the fiscal year.

Note 18.	Compensation Plans

We sponsor the following share-based compensation plans: incentive compensation plan, directors’ plan, employee stock purchase plan and the deferred compensation plan. The fair value of share-based awards is estimated on the date of grant based on the market price of our common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total compensation cost related to share-based compensation plans was $22.6 million and $24.5 million for the three months ended February 28, 2013 and February 29, 2012, respectively. The net tax (deficiency) benefit related to share-based compensation plans recognized in additional paid-in capital was ($18.0) million and $19.7 million during the three months ended February 28, 2013 and February 29, 2012, respectively. Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit of $5.7 million and $29.3 million related to share-based compensation in cash flows from financing activities for the three months ended February 28, 2013 and February 29, 2012, respectively. Due to our tax year end coinciding with our fiscal year end November 30, the timing of certain deductions related to share-based compensation are impacted such that tax benefits resulting from the vesting of awards are realized in the following fiscal year. Consequently, approximately $19.6 million of the net tax deficiency recognized in additional paid-in capital during the three months ended February 28, 2013 relates to share-based compensation awards that vested during January through November 2012 and approximately $21.3 million of the net tax benefit recognized in additional paid-in capital during the three months ended February 29, 2012 relates to share-based compensation awards that vested during January through November 2011. Additionally, we expect to recognize a net tax benefit of $11.9 million related to share-based compensation awards that vested during January and February 2013 in additional paid-in capital during the three month period ending February 28, 2014.

As of February 28, 2013, we had $205.6 million of total unrecognized compensation cost related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 3.0 years.

In addition, we sponsor nonshare-based compensation plans. Nonshare-based compensation plans sponsored by us include an employee stock ownership plan, a profit sharing plan and other forms of restricted cash awards. The following are descriptions of the compensation plans sponsored by us and the activity of such plans for the three months ended February 28, 2013 and February 29, 2012:

Incentive Compensation Plan. We have an Incentive Compensation Plan (“Incentive Plan”) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards. In connection with the merger with Leucadia, the Incentive Plans allow for awards to be issued as pertaining to shares of Leucadia, the parent company as of March 1, 2013. Activity presented below for share-based awards pertain to shares of Jefferies Group, Inc. and were converted on March 1, 2013 into awards for shares of Leucadia at the Exchange Ratio.

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

Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting upon a four year service requirement and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions. We amortize these awards granted to senior executives over the service period as we have determined it is probable that the performance condition will be achieved.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation cost associated with restricted stock and RSUs amounted to $22.3 million and $24.3 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The following table details the activity of restricted stock (in thousands, except per share amounts):

	Three Months Ended February 28, 2013	Weighted Average Grant Date Fair Value
Restricted stock
Balance, beginning of period	8,058	$17.59
Grants	1,591	$18.25
Forfeited	(138)	$17.20
Fulfillment of service requirement	(999)	$17.69

Balance, end of period (1)	8,512	$17.71

(1)	Represents restricted stock with a future service requirement.

The following table details the activity of restricted stock units (in thousands, except per share amounts):

	Three Months Ended February 28, 2013			Weighted Average Grant Date Fair Value
	Future Service Required	No Future Service Required		Future Service Required	No Future Service Required
Restricted stock units
Balance, beginning of period	9,216	16,656		$18.67	$12.79
Grants	—	83	(1)	$—	$15.78
Distribution of underlying shares	—	(7,711)		$—	$18.01
Fulfillment of service requirement	(2,837)	2,837		$25.54	$25.54

Balance, end of period	6,379	11,865		$15.60	$12.46

(1)	Includes approximately 83,000 dividend equivalents declared on RSUs during the three months ended February 28, 2013. The weighted average grant date fair value of these dividend equivalents was approximately $15.78.

The aggregate fair value of restricted stock and RSUs granted with a service requirement that vested during the three months ended February 28, 2013 and February 29, 2012 was $72.6 million and $11.5 million, respectively. In addition, we granted restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) with an aggregate fair value of $7.7 million during the three months ended February 29, 2012. We did not grant restricted stock and restricted stock units with no future service requirements (excluding dividend equivalents) during the three months ended February 28, 2013.

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

Additionally, the Directors’ Plan permits each nonemployee director to elect to be paid annual retainer fees, meeting fees and fees for service as chairman of a Board committee in the form of cash, deferred cash or deferred shares. If

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

deferred cash is elected, interest is credited to such deferred cash at the prime interest rate in effect at the date of each annual meeting of stockholders. If deferred shares are elected, dividend equivalents equal to dividends declared and paid on our common stock are credited to a director’s account and reinvested as additional deferred shares. The cost related to this plan, included within Other expenses on the Consolidated Statements of Earnings, was $174,000 and $174,000 for the three months ended February 28, 2013 and February 29, 2012, respectively.

As a result of the merger, this plan was adopted by the Board of Leucadia and the Directors of Jefferies Group LLC are entitled to receive shares of Leucadia.

Employee Stock Purchase Plan. We also have an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full time employees and employees who work part time over 20 hours per week to purchase shares of common stock of Jefferies Group, Inc. at a discount. Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly). Upon the merger with Leucadia as of March 1, 2013, the ESPP was amended so that the shares underlying the ESPP are common stock of Leucadia.

Deferred Compensation Plan. We also have a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis by investing in common stock at a discount (“DCP shares”), or by allocating among any combination of the investment funds available under the Deferred Compensation Plan. As of the merger with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and compensation deferred into DCP shares are shares of Leucadia. We often invest directly, as a principal, in such investment alternatives related to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of the specified other alternative investments are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $72,000 and $40,000 for the three months ended February 28, 2013 and February 29, 2012, respectively. As of February 28, 2013, there were approximately 1,301,000 shares issuable under the DCP Plan.

Employee Stock Ownership Plan. We have an Employee Stock Ownership Plan (“ESOP”) which was established in 1988. We made no contributions to the ESOP and no compensation costs related to the ESOP were incurred during the three months ended February 28, 2013 and February 29, 2012.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $2.6 million and $3.0 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years, with an approximate average term of two years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $44.7 million and $36.6 million for the three months ended February 28, 2013 and February 29, 2012, respectively. At February 28, 2013 and November 30, 2012, the remaining unamortized amount of these awards was $271.8 million and $198.9 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 and February 29, 2012 (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2013	February 29, 2012
Earnings for basic earnings per common share:
Net earnings	$85,496	$96,717
Net earnings to noncontrolling interests	10,704	19,581

Net earnings to common shareholders	74,792	77,136
Less: Allocation of earnings to participating securities (1)	5,501	4,643

Net earnings available to common shareholders	$69,291	$72,493

Earnings for diluted earnings per common share:
Net earnings	$85,496	$96,717
Net earnings to noncontrolling interests	10,704	19,581

Net earnings to common shareholders	74,792	77,136
Add: Mandatorily redeemable convertible preferred stock dividends	1,016	1,016
Less: Allocation of earnings to participating securities (1)	5,500	4,639

Net earnings available to common shareholders	$70,308	$73,513

Shares:
Average common shares used in basic computation	213,732	218,049
Stock options	2	3
Mandatorily redeemable convertible preferred stock	4,110	4,110
Convertible debt	—	—

Average common shares used in diluted computation	217,844	222,162

Earnings per common share:
Basic	$0.32	$0.33
Diluted	$0.32	$0.33

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000 and 14,198,000 for the three months ended February 28, 2013 and February 29, 2012, respectively. Dividends declared on participating securities during the three months ended February 28, 2013 and February 29, 2012 amounted to approximately $1,315,000 and $959,000, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay dividends on our common stock is subject to the restrictions set forth in the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 14, Long-Term Debt and the governing provisions of the Delaware General Corporation Law.

Dividends per share of common stock declared during the quarter are reflected below:

1st Quarter
2013	$0.075
2012	$0.075

On March 1, 2013, all common shares and securities convertible or distributable into common shares were exchanged for shares of Leucadia.

Note 20.	Income Taxes

As of February 28, 2013 and November 30, 2012, we had approximately $129.0 million and $110.5 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $84.4 million and $72.4 million (net of federal benefits of taxes) at February 28, 2013 and November 30, 2012, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of February 28, 2013 and November 30, 2012, we had interest accrued of approximately $17.1 million and $15.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued at February 28, 2013 and February 29, 2012.

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

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at February 28, 2013 (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Maximum Payout

Equity commitments	$0.4	$4.1	$0.7	$—	$538.3	$543.5
Loan commitments	214.9	283.8	115.2	80.8	—	694.7
Mortgage-related commitments	848.1	406.9	595.2	—	—	1,850.2
Forward starting reverse repos and repos	956.7	—	—	—	—	956.7

	$2,020.1	$694.8	$711.1	$80.8	$538.3	$4,045.1

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of February 28, 2013. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$—	$116.8	$—	$116.8	$48.2	$68.6
Unrated	251.0	730.2	—	981.2	355.1	626.1

Total	$251.0	$847.0	$—	$1,098.0	$403.3	$694.7

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure carried at fair value includes $403.3 million of funded loans included in Financial instruments owned – Loans and a $8.0 million net liability related to lending commitments recorded in Financial instruments sold – Derivatives and Financial instruments owned- Derivatives in the Consolidated Statement of Financial Condition as of February 28, 2013.
(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments. We have commitments to invest $500.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of February 28, 2013, and have funded $107.5 million and $193.4 million, respectively. See Note 11, Investments for additional information regarding these investments.

As of February 28, 2013, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of February 28, 2013, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC., leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P.. As of February 28, 2013, we have funded approximately $36.8 million and $4.9 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $43.3 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of February 28, 2013, we have funded approximately $43.6 million and $2.2 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $3.2 million unfunded in aggregate.

As of February 28, 2013, we had other equity commitments to invest up to $29.8 million in various other investments of which $2.0 million remained unfunded.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of February 28, 2013, we had $411.6 million of outstanding loan commitments to clients.

On March 1, 2011, we and MassMutual entered into a $1.0 billion secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. The facility is scheduled to mature on March 1, 2014 with automatic one year extensions subject to a 60 day termination notice by either party. As of February 28, 2013, we have funded $221.7 million of the aggregate principal balance and $278.3 million of our commitment remained unfunded.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $33.0 million. As of February 28, 2013, we funded approximately $28.2 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $4.8 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $283.1 million in aggregate are unrated and included in the total unrated lending commitments of $626.1 million presented in the table above.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $49.2 million at February 28, 2013.

Forward Starting Reverse Repos and Repos. We enter into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Leases. As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. During the first quarter of 2013 we renewed the lease of our global headquarters and executive offices at 520 Madison Avenue, New York, New York 10022; extending the lease term by additional fifteen years. At February 28, 2013, future minimum aggregate lease payments for all noncancelable operating leases, including the renewed lease of our global headquarters and executive offices, for fiscal years ended November 30, 2013 through 2017 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal period	Gross	Sub-Leases	Net

9 months ended November 30, 2013	$47,216	$4,552	$42,664
2014	50,635	4,822	45,813
2015	46,881	2,312	44,569
2016	44,397	2,210	42,187
2017	43,419	121	43,298
Thereafter	377,565	—	377,565

Total	$610,113	$14,017	$596,096

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2013 (in millions):

	Expected Maturity Date
Guarantee Type	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Notional/ Maximum Payout

Derivative contracts - non-credit related	$11,620.4	$353.7	$9.9	$—	$—	$11,984.0

Written derivative contracts - credit related	—	—	—	789.5	—	789.5

Total derivative contracts	$11,620.4	$353.7	$9.9	$789.5	$—	$12,773.5

At February 28, 2013 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout

Credit related derivative contracts:
Single name credit default swaps	$—	$—	$10.0	$243.0	$30.0	$—	$283.0
Index credit default swaps	506.5	—	—	—	—	—	506.5

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2013, the fair value of derivative contracts meeting the definition of a guarantee is approximately $142.9 million.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of February 28, 2013, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$737,727	$688,384
Jefferies Execution	3,464	3,214
Jefferies High Yield Trading	522,498	522,248

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$243,861	$85,410

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our net revenues and expenses by segment are summarized below for the three months ended February 28, 2013 and February 29, 2012 (in millions):

	Three Months Ended
	February 28, 2013	February 29, 2012

Capital Markets:
Net revenues	$792.5	$774.4
Expenses	$653.9	$603.2

Asset Management:
Net revenues	$10.9	$5.6
Expenses	$7.5	$6.1

Total:
Net revenues	$803.4	$780.0
Expenses	$661.4	$609.3

The following table summarizes our total assets by segment as of February 28, 2013 and November 30, 2012 (in millions):

	February 28, 2013	November 30, 2012
Segment Assets:
Capital Markets	$37,787.6	$36,277.7
Asset Management	15.6	15.8

Total assets	$37,803.2	$36,293.5

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the three months ended February 28, 2013 and February 29, 2012 were as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012

Americas (1)	$653,608	$662,639
Europe (2)	127,970	105,397
Asia	21,809	11,930

Net revenues	$803,387	$779,966

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 24.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager to the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At February 28, 2013 and November 30, 2012, loans to and/or equity investments in Private Equity Related Funds were $102.7 million and $104.2 million, respectively. Interest income earned on loans to

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Private Equity Related Funds was $0.5 million and $0.8 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds was a $0.9 million gain and a $4.8 million loss for the three months ended February 28, 2013 and February 29, 2012, respectively. For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At February 28, 2013, we have commitments to purchase $171.4 million in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees. At February 28, 2013 and November 30, 2012, we had $41.3 million and $46.5 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. During the three months ended February 28, 2013 and February 29, 2012, we received commissions and commission equivalents for conducting brokerage services on behalf of Leucadia and its affiliates of $5,000 and $8.3 million, respectively, recorded in Commission income on the Consolidated Statements of Earnings. During the three months ended February 28, 2013 and February 29, 2012, we distributed to Leucadia approximately $61,000 and $-0- million, respectively, related to earnings associated with their investment in our high yield joint venture.

For information on transactions with our equity method investees, see Note 11, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•	the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2012 and filed with the SEC on January 29, 2013;

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2013	February 29, 2012

Net revenues, less mandatorily redeemable preferred interests	$792,426	$758,122
Non-interest expenses	661,439	609,253
Earnings before income taxes	130,987	148,869
Income tax expense	45,491	52,152
Net earnings	85,496	96,717
Net earnings to noncontrolling interests	10,704	19,581
Net earnings to common shareholders	74,792	77,136
Earnings per diluted common share	$0.32	$0.33
Effective tax rate	34.7%	35.0%

On March 1, 2013, Jefferies Group, Inc. was converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to a merger agreement with Leucadia. The outstanding shares of Jefferies Group LLC were converted into 0.81 common shares of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment bank and as the holding company to its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports. For further information, see Note 1, Organization and Basis of Presentation in our consolidated financial statements.

Executive Summary

Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2013 increased $34.3 million, or 5%, to a record $792.4 million, as compared to $758.1 million for the three months ended February 29, 2012. The results for the first quarter of 2013 include strong investment banking revenues, particularly in debt and equity capital markets, and a gain of $26.5 million on our share ownership in Knight Capital, Inc. (“Knight Capital”). Net revenues for the three months ended February 29, 2012 include within Other revenues a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc and a gain on debt extinguishment of $9.9 million.

Non-interest expenses of $661.4 million for the three months ended February 28, 2013, reflect a 9% increase over the 2012 comparable period. This net increase is primarily attributable to higher compensation expense consistent with higher net revenues and an increase in professional service costs primarily associated with our March 1, 2013 merger with Leucadia. Compensation costs as a percentage of Net revenues for the three months ended February 28, 2013 were 59.0%, as compared to 57.2% for the three months ended February 29, 2012.

For the three months ended February 29, 2012, Compensation and benefits expense includes $5.8 million relating to the acquisition of the Global Commodities Group on July 1, 2011 and Hoare Govett on February 1, 2012, comprised of the amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited at acquisition and amortization of retention awards granted to Hoare Govett employees and bonus costs for employees as a result of the completion of the acquisition of Hoare Govett. When excluding these costs, together with the gain on debt extinguishment of $9.9 million relating to trading activities in our own debt, amortization of discounts recognized on our long-term debt purchased and reissued in December 2011 and January 2012 and recognized in Interest expense of $1.2 million and the bargain purchase gain of $3.4 million on our Hoare Govett acquisition, our ratio of Compensation and benefits expense to Net revenues for the three months ended February 29, 2012 was 57.4%. For the three months ended February 28,

JEFFERIES GROUP LLC AND SUBSIDIARIES

2013, our ratio of Compensation and benefits expense to Net revenues, excluding equivalent compensation costs associated with replacement awards to Jefferies Bache and Hoare Govett employees of $2.4 million and amortization of discounts recognized on our long-term debt purchased and re-issued in December 2011 and January 2012 of $1.3 million was 58.6%.

At February 28, 2013, we had 3,841 employees globally, just below our headcount of 3,851 at February 29, 2012.

Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2012.

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

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the three months ended February 28, 2013 and February 29, 2012 (amounts in thousands):

	Three Months Ended
	February 28, 2013		February 29, 2012
	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$167,354	21%	$136,215	17%
Fixed income	336,872	41	339,147	43

Total sales and trading	504,226	62	475,362	60

Other	—	—	13,175	2

Equity	61,380	8	46,187	6
Debt	140,672	18	89,695	11

Capital markets	202,052	26	135,882	17
Advisory	86,226	11	149,913	19

Total investment banking	288,278	37	285,795	36

Asset management fees and investment income from managed funds:
Asset management fees	11,083	1	11,888	2
Investment loss from managed funds	(200)	—	(6,254)	—

Total	10,883	1	5,634	2

Net revenues	803,387	100%	779,966	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	10,961		21,844

Net revenues, less mandatorily redeemable preferred interests	$792,426		$758,122

JEFFERIES GROUP LLC AND SUBSIDIARIES

Net Revenues

Overall market activity improved during the three months ended February 28, 2013 and we achieved record Net revenues of $803.4 million, an increase of $23.4 million, or 3%, as compared to $780.0 million for the three months ended February 29, 2012. Sales and Trading, Investment Banking and Asset Management all reflected an increase in revenues over the prior year quarter. Within Equity revenues, our first quarter 2013 results include Principal transaction revenues of $26.5 million from an unrealized increase in the value of our investment in Knight Capital. Net revenues for the three months ended February 29, 2012 include a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2012 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011 reported within Other revenues.

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities. Subsequent to the first quarter of 2013, we have redeemed the third party interests in our high yield business and now own 100% of this business. Future results thus will be wholly allocated to Jefferies.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“LoanCore”), which are accounted for under the equity method, as well as any changes in the value of our investment in Knight Capital.

Total equities revenue was $167.4 million for the three months ended February 28, 2013, as compared to $136.2 million for the comparable prior year. Equities revenue includes within Principal transaction revenues an unrealized gain of $26.5 million recognized on our investment in Knight Capital. Exclusive of this gain, equity revenues increased $4.7 million, or 3%, compared with the three months ended February 29, 2012. Equities revenue is heavily dependent on the overall level of trading activity of our clients.

While U.S. equity markets posted gains during our first quarter, with the S&P index up 7%, investors remained cautious as evidenced by declining volumes. The average New York Stock Exchange volume was down 12% for the three months ended February 28, 2013 as compared to the prior year quarter, while NASDAQ exchange volumes increased marginally. Although market volumes declined, our equity trading desks experienced an increase in client trading volumes for the first quarter of 2013 as compared to the three months ended February 29, 2012. Results for the three months ended February 28, 2013 also reflect improved net revenue from our equity derivatives business when compared to the prior year.

For the three months ended February 28, 2013, equity trading revenues from block trading opportunities and performance from certain strategic investments declined in aggregate as compared to the comparable prior year period. Net earnings from our Jefferies Finance and LoanCore joint ventures were comparable in aggregate as compared to the three months ended February 29, 2012.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Fixed income revenue was $336.9 million for the three months ended February 28, 2013, a $2.2 million or 1% decrease compared to revenue of $339.1 million for the three months ended February 29, 2012. Fixed income results for the first quarter of 2012 were the second highest in our history with the first quarter of 2013 being the third highest.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Credit spreads narrowed throughout the first quarter of 2013. In January, global macroeconomic conditions appeared to be improving with the U.S. economy expanding and continued quantative easing by the U.S. Federal Reserve. U.S. rates sales commission revenues were robust for the three months ended February 28, 2013 with strong treasury issuance and strong demand and yields at historic lows. Revenues from our leveraged finance and emerging markets sales and trading business for the three months ended February 28, 2013 were higher in the first quarter of 2013 versus the 2012 comparable quarter as investor confidence returned in 2013 and investors were attracted to the relatively higher yield on these products. Revenues for the three months ended February 29, 2012 also include significant gains generated by certain high yield positions. The increase in revenue in our emerging markets business also reflects the benefits of our efforts to strengthen our position in this business. Revenues from our international mortgage desk increased significantly as demand for European mortgage bonds continued, as compared to the same period last year where primary issuance was weak and trading volumes light. Jefferies Bache commodities futures and foreign exchange revenues for the three months ended February 28, 2013 increased significantly compared to the three months ended February 29, 2012, where in the prior year quarter client flow was reduced following the MF Global bankruptcy. During the three months ended February 28, 2013, foreign exchange revenues improved from successful navigation of volatile currency markets. Revenues also benefited from new client activity associated with our expansion of our global metals desk and the establishment of our London Mercantile Exchange floor desk in the latter part of 2012.

Increased revenues in these business for the first quarter of 2013 as compared to the first quarter of 2012 were offset by a decline in international credit revenues after an exceptionally strong performance in the prior year’s quarter as credit spreads tightened following the turmoil in the European markets towards the end of 2011. Additionally, international rates sales and trading revenues were negatively impacted by investor concerns over the European markets resulting in decreased trading volumes and market volatility.

Of the net earnings recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business), approximately 65% and 66% of such income for the three months ended February 28, 2013 and February 29, 2012, respectively, are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings. Subsequent to the first quarter of 2013, we have redeemed the minority investors in Jefferies High Yield Holdings, LLC and, beginning during the second quarter of 2013, results from this business are wholly allocated to Jefferies.

Other Revenue

Other revenue for the three months ended February 29, 2012 of $13.2 million is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our long-term debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million arising in the accounting for the acquisition of Hoare Govett on February 1, 2012. For additional information, see Note 4, Hoare Govett Acquisition and Note 14, Long-term Debt, respectively, in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Investment Banking Revenue

We provide a full range of capital markets and financial advisory services to our clients across most industry sectors primarily in the U.S. and Europe and, to a lesser extent, in Asia, Latin America and Canada. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities. Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions. The following table sets forth our investment banking revenue (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012	% Change
Equity	$61,380	$46,187	33%
Debt	140,672	89,695	57%

Capital markets	202,052	135,882	49%
Advisory	86,226	149,913	–42%

Total	$288,278	$285,795	1%

Investment banking revenue was $288.3 million for the three months ended February 28, 2013 as compared to revenue of $285.8 million for the three months ended February 29, 2012 with higher debt and equity capital market revenues offset by lower advisory revenues over the quarters. Capital markets revenue increased $66.2 million, or 49%, to a record $202.1 million compared to the three months February 29, 2012. Debt capital markets revenue increased $51.0 million to $140.7 million from $89.7 million for the three months ended February 29, 2012 driven by a higher number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During the three months ended February 28, 2013, we completed 121 public and private debt financings raising a total of $42 billion, as compared to 98 transactions raising a total of $35 billion in the three months ended February 29, 2012. Equity capital markets revenue totaled $61.4 million for the three months ended February 28, 2013 as compared to $46.2 million for the three months ended February 29, 2012. During the three months ended February 28, 2013, we completed 30 public equity financings raising $10.0 billion in capital (25 of which we acted as sole or joint bookrunner). This compares to 22 public equity financings raising $3.9 billion in capital (20 of which we acted as sole or joint bookrunner) during the three months ended February 29, 2012.

Reflective of a subdued mergers and acquisition deal environment despite improving fundamentals, for the three months ended February 28, 2013, advisory revenue decreased to $86.2 million as compared with $149.9 million for the three months ended February 29, 2012. During the first quarter of 2013, we served as financial advisor on 31 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of approximately $21.0 billion, as compared to 22 merger and acquisition transactions and one restructuring transaction with an aggregate transaction value of $24 billion during the three months ended February 29, 2012.

Asset Management Fees and Investment Income/(Loss) from Managed Funds

Asset management revenue includes management and performance fees from funds and accounts managed by us, management and performance fees from related party managed funds and accounts and investment income/(loss) from our investments in these funds, accounts and related party managed funds. The key components of asset management revenue are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management business for the three months ended February 28, 2013 and February 29, 2012 (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Asset management fees:
Fixed income	$1,154	$739
Equities	2,295	1,224
Convertibles	1,376	5,923
Commodities	6,258	4,002

	11,083	11,888
Investment loss from managed funds (1)	(200)	(6,254)

Total	$10,883	$5,634

(1)	Of the total investment loss from managed funds, no amounts are attributed to noncontrolling interest holders for the three months ended February 28, 2013 and February 29, 2012.

Asset management fees decreased by $0.8 million to $11.1 million for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012. The decrease resulted from lower management fees in our global convertible bond funds and managed accounts and lower unrealized performance fees in our global convertible bond asset management business. Partially offsetting these decreases were higher management fees in our commodity funds and managed accounts resulting from higher average assets under management compared to the three months ended February 29, 2012. In our equity funds, lower management fees for the three months ended February 28, 2013 in our strategic investment programs was offset by increased unrealized performance fees in our strategic investment managed account. Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives.

For the three months ended February 28, 2013, net unrealized markdowns in private equity funds managed by a related party resulted in an investment loss of $0.2 million. This compares with a loss of $6.3 million recognized on these funds for the three months ended February 29, 2012.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	February 28, 2013	November 30, 2012
Assets under management (1):
Equities	$7	$75
Convertibles	1,019	1,092
Commodities	1,014	1,002

Total	$2,040	$2,169

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Managed Accounts

We manage certain portfolios as mandated by client arrangements whereby management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on these measures by predominant asset strategy were as follows (in millions):

(notional account value)
	February 28, 2013	February 29, 2012

Managed accounts:
Commodities	$3,674	$2,029

	$3,674	$2,029

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013	November 30, 2012

Unconsolidated funds (1)	$59,976	$57,763
Consolidated funds (2)	28,595	30,561

Total	$88,571	$88,324

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition. The increase in our invested capital in unconsolidated funds results primarily from an increase in our investment in Jefferies SBI USA Fund L.P. by $6.7 million, partially offset by a $4.7 million distribution from Jefferies Capital Partners IV L.P.
(2)	Invested capital in managed funds includes funds that are actively managed by us including hedge funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated. The decrease in invested capital as of February 28, 2013 from November 30, 2012 is primarily due to a decrease in our investment in the Structured Alpha program by $5.0 million.

Non-interest Expenses

Non-interest expenses for the three months ended February 28, 2013 and February 29, 2012 were as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012

Compensation and benefits	$474,217	$446,462

Non-compensation expenses:
Floor brokerage and clearing fees	30,998	27,838
Technology and communications	59,878	61,450
Occupancy and equipment rental	24,309	22,565
Business development	24,927	22,247
Professional services	32,635	13,693
Other	14,475	14,998

Total non-compensation expenses	$187,222	$162,791

Total non-interest expenses	$661,439	$609,253

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual share-based compensation awards and the amortization of certain nonannual share-based and cash compensation to employees. Cash- and share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their

JEFFERIES GROUP LLC AND SUBSIDIARIES

awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award. Included within compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $71.4 million and $57.6 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Compensation and benefits as a percentage of Net revenues was 59.0% compared to 57.2% for the three months ended February 29, 2012. Compensation and benefits expense increased $27.8 million, or 6%, to $474.2 million for the three months ended February 28, 2013, compared to $446.5 million for the three months ended February 29, 2012. The increase was primarily a result of higher net revenues. Employee headcount of 3,841 employees globally at February 28, 2013 decreased from 3,851 employees at February 29, 2012.

For the three months ended February 29, 2012, Compensation and benefits expense includes $5.8 million relating to the acquisition of the Global Commodities Group on July 1, 2011 and Hoare Govett on February 1, 2012, comprised of the amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited at acquisition and amortization of retention awards granted to Hoare Govett employees and bonus costs for employees as a result of the completion of the acquisition of Hoare Govett. When excluding these costs, together with the gain on debt extinguishment of $9.9 million relating to trading activities in our own debt, amortization of discounts recognized on our long-term debt purchased and reissued in December 2011 and January 2012 and recognized in Interest expense of $1.2 million and the bargain purchase gain of $3.4 million on our Hoare Govett acquisition, our ratio of Compensation and benefits expense to Net revenues for the three months ended February 29, 2012 was 57.4%. For the three months ended February 28, 2013, our ratio of Compensation and benefits expense to Net revenues, excluding equivalent compensation costs associated with replacement awards to Jefferies Bache and Hoare Govett employees of $2.4 million and amortization of discounts recognized on our long-term debt purchased and re-issued in December 2011 and January 2012 of $1.3 million was 58.6%.

Non-Compensation Expenses

Non-compensation expenses were $187.2 million for the three months ended February 28, 2013, which compared to $162.8 million for the three months ended February 29, 2012, represented an increase of $24.4 million, or 15%, over the prior comparable period; although $10.6 million of this increase is attributed to legal and consulting fees related to our merger with Leucadia. Non-compensation expenses as a percentage of Net revenues were 23% for the three months ended February 28, 2013 as compared to 21% for the three months ended February 29, 2012 principally on the strength of higher revenues in the first quarter of 2013.

Floor brokerage and clearing expense increased 11% to $31.0 million for the three months ended February 28, 2013 commensurate with higher equity, fixed income and futures trading volumes. Technology and communications expense decreased 3%, or $1.6 million, to $59.9 million compared to an expense of $61.5 million for the three months ended February 29, 2012 due to lower integration costs associated with the Global Commodities Group. Occupancy and equipment expense was $24.3 million, an increase of $1.7 million or 8% compared to 2012, primarily due to additional space at our global head office in New York. Professional services expense of $32.6 million for the three months ended February 28, 2013 reflects an increase of $18.9 million over expenses of $13.7 million for the comparable quarter last year, which is primarily attributable to legal and consulting fees related to the merger with Leucadia and provisions for legal contingencies. The increase in business development of $2.7 million, or 12%, to $24.9 million, as compared to $22.2 million for the three months ended February 29, 2012, is primarily driven by our continued efforts to build market share. Other expenses for the three months ended February 28, 2013 were comparable with Other expenses for the three months ended February 29, 2012.

Income Taxes

For the three months ended February 28, 2013, the provision for income taxes was an expense of $45.5 million, equating to an effective tax rate of 34.7%, compared with tax expense of $52.2 million for the three months ended February 29, 2012, equating to an effective tax rate of 35.0%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Earnings per Common Share

Diluted net earnings per common share was $0.32 for the three months ended February 28, 2013 on 217,844,000 shares, compared to diluted net earnings per common share of $0.33 for the three months February 29, 2012 on 222,162,000 shares. See Note 19, Earnings per Share in our consolidated financial statements for further information regarding the calculation of earnings per common share.

Accounting Developments

Accounting Standards to be Adopted in Future Periods

Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 (three months ended May 31, 2013). We are currently evaluating the impact of the pending adoption of ASU 2013-02 on our consolidated financial statements.

Balance Sheet Offsetting Disclosures. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods (fiscal year ended November 30, 2014) and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operations or cash flows.

Adopted Accounting Standards

Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance on December 1, 2012 did not affect our financial condition, results of operations or cash flows as it did not affect how impairment is calculated.

Goodwill Testing. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance on December 1, 2012, which did not change how goodwill is calculated nor assigned to reporting units and therefore had no effect on our financial condition, results of operations or cash flows.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In assessing whether to account for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financing, this guidance removes from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and 2) the collateral maintenance implementation guidance related to that criterion. The adoption of this guidance for transactions beginning on or after January 1, 2012 did not have an impact on our financial condition, results of operations or cash flows.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to the financial statements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Corporate equity securities	$1,688,607	$1,934,184	$1,762,775	$1,539,332
Corporate debt securities	3,371,464	1,845,617	3,038,146	1,389,312
Government, federal agency and other sovereign obligations	5,010,455	5,045,241	5,153,750	3,666,112
Mortgage- and asset-backed securities	4,939,327	101,580	5,468,284	241,211
Loans and other receivables	968,360	452,007	678,311	207,227
Derivatives	206,920	220,697	298,086	229,127
Investments	71,103	—	127,023	—
Physical commodities	157,299	167,550	144,016	183,142

	$16,413,535	$9,766,876	$16,670,391	$7,455,463

At February 28, 2013 and November 30, 2012, derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options and interest rate and commodity swaps.

Fair Value Hierarchy - In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs, where Level 1 uses observable prices in active markets and Level 3 uses valuation techniques that incorporate significant unobservable inputs and broker quotes that are considered less observable. Greater use of management judgment is required in determining fair value when inputs are less observable or unobservable in the marketplace, such as when the volume or level of trading activity for a financial instrument has decreased and when certain factors suggest that observed transactions may not be reflective of orderly market transactions. Judgment must be applied in determining the appropriateness of available prices, particularly in assessing whether available data reflects current prices and/or reflects the results of recent market transactions. Prices or quotes are weighed when estimating fair value with greater reliability placed on information from transactions that are considered to be representative of orderly market transactions.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at February 28, 2013 and November 30, 2012 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012

Loans and other receivables	$170,986	$180,393	$7,398	$1,711
Residential mortgage-backed securities	169,426	156,069	1,542	—
Investments at fair value	70,067	83,897	—	—
Corporate debt securities	31,820	3,631	—	—
Collateralized debt obligations	29,776	31,255	—	—
Commercial mortgage-backed securities	17,794	30,202	—	—
Corporate equity securities	13,234	16,815	38	38
Other asset-backed securities	1,252	1,114	—	—
Derivatives	220	328	11,405	9,516

Total Level 3 financial instruments	504,575	503,704	20,383	11,265

Level 3 financial instruments for which the firm bears no economic exposure (1)	(38,771)	(53,289)

Level 3 financial instruments for which the firm bears economic exposure	465,804	450,415
Investments in managed funds	59,976	57,763

Level 3 assets for which the firm bears economic exposure	$525,780	$508,178

Total Level 3 assets	$564,551	$561,467

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.2%	0.3%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other liabilities of approximately $2.3 million at February 28, 2013 and November 30, 2012.

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Three Months Ended
	February 28, 2013	February 29, 2012

Assets:
Transfers from Level 3 to Level 2	$112.7	$41.5
Transfers from Level 2 to Level 3	100.5	109.9
Net gains (losses)	14.5	(9.7)

Liabilities:
Transfers from Level 3 to Level 2	$0.7	$2.2
Transfers from Level 2 to Level 3	—	—
Net losses	(2.7)	(1.5)

See Note 6, Fair Value Disclosures, in our consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Controls Over the Valuation Process for Financial Instruments - Our Independent Price Verification Group, independent of the trading function, plays an important role in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. Where a pricing model is used to determine fair value, these control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	February 28, 2013	November 30, 2012	% Change

Total assets	$37,803.2	$36,293.5	4%
Cash and cash equivalents	3,018.0	2,692.6	12%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,728.7	4,082.6	–9%
Financial instruments owned	16,413.5	16,670.4	–2%
Financial instruments sold, not yet purchased	9,766.9	7,455.5	31%
Total Level 3 assets	564.6	561.5	1%
Level 3 financial instruments for which we have economic exposure	465.8	450.4	3%

Securities borrowed	$5,315.5	$5,094.7	4%
Securities purchased under agreements to resell	3,578.4	3,357.6	7%

Total securities borrowed and securities purchased under agreements to resell	$8,893.9	$8,452.3	5%

Securities loaned	$1,902.7	$1,934.4	–2%
Securities sold under agreements to repurchase	7,976.5	8,181.3	–3%

Total securities loaned and securities sold under agreements to repurchase	$9,879.2	$10,115.7	–2%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets at February 28, 2013 were relatively consistent from November 30, 2012 as management determined these balances as of these dates to be appropriate levels of risk and leverage while maintaining sufficient liquidity for the firm and balancing our clients’ trading needs. Cash and cash equivalents increased to $3.0 billion at February 28, 2013 from $2.7 billion at November 30, 2012 primarily due to proceeds from the issuance of $1.0 billion senior unsecured long-term debt in January 2013, partially offset by the payment of 2012 year end bonuses during the first quarter of 2013. During the three months ended February 28, 2013, average total assets were approximately 20% higher than total assets at February 28, 2013.

Jefferies Bache, LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. Jefferies LLC (a U.S. broker-dealer), under SEC Rule 15c3-3, and Jefferies Bache, LLC, under CFTC Regulation 1.25, are required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar requirements exist with respect to our U.K.-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are separately segregated and “locked-up” apart from our funds. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities.

Our total Financial instruments owned inventory at February 28, 2013 was $16.4 billion, as compared to November 30, 2012 Financial instruments owned inventory of $16.7 billion. Financial instruments owned at February 28, 2013 reflects increases in long inventory positions of sovereign obligations, corporate debt securities and loans receivable offset by a decrease in the holdings of U.S. government and agency securities and mortgage- and asset-backed securities as compared to balances at November 30, 2012. Financial instruments sold, not yet purchased inventory increased to $9.8 billion from $7.5 billion at November 30, 2012, primarily due to increases in short positions across all the assets classes except for mortgage- and asset-backed securities. Inventory held of sovereign obligations fluctuated from an overall net long position of $710.9 million at November 30, 2012 to an overall net long position of $1,018.1 million at February 28, 2013, primarily driven by an increase in net long exposure to sovereign positions of the United Kingdom, Italy and Germany.

Our overall net inventory positions decreased by $2.6 billion to $6.6 billion as of February 28, 2013 from $9.2 billion as of November 30, 2012 with mortgage- and asset-backed securities accounting for a significant portion of the net inventory decrease as well as the positioning of U.S. government and agency securities in a net short position as of February 28, 2013 as compared to a net long position at November 30, 2012. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of February 28, 2013, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

At February 28, 2013 and November 30, 2012, our Level 3 financial instruments owned for which we have economic exposure was 3% of our total financial instruments owned.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 5% from November 30, 2012 to February 28, 2013 primarily to facilitate our fixed income business. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 2% from November 30, 2012 to February 28, 2013 primarily as matched book activity declined. Our utilization of repurchase agreements to finance liquid inventory is predominantly executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances and which partially offsets the increase in matchbook secured financing activity. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended February 28, 2013, were 25% and 40% higher, respectively, than the February 28, 2013 balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2012, were 25% and 33% higher, respectively, than the November 30, 2012 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012

Securities Purchased Under Agreements to Resell
Period end	$3,578	$3,358
Month end average	5,132	4,890
Maximum month end	6,288	6,638

Securities Sold Under Agreements to Repurchase
Period end	$7,976	$8,181
Month end average	11,895	11,380
Maximum month end	15,168	15,035

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total stockholders’ equity and tangible stockholders’ equity with the resulting leverage ratios as of February 28, 2013 and November 30, 2012 (in thousands):

		February 28, 2013	November 30, 2012

Total assets		$37,803,226	$36,293,541
Deduct:	Securities borrowed	(5,315,488)	(5,094,679)
	Securities purchased under agreements to resell	(3,578,366)	(3,357,602)

Add:	Financial instruments sold, not yet purchased	9,766,876	7,455,463
	Less derivative liabilities	(220,697)	(229,127)

Subtotal		9,546,179	7,226,336
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,728,742)	(4,082,595)
	Goodwill and intangible assets	(380,286)	(380,929)

Adjusted assets		$34,346,523	$30,604,072

Total stockholders’ equity		$3,682,761	$3,782,753
Deduct:	Goodwill and intangible assets	(380,286)	(380,929)

Tangible stockholders’ equity		$3,302,475	$3,401,824

Leverage ratio (1)		10.3	9.6

Adjusted leverage ratio (2)		10.4	9.0

(1)	Leverage ratio equals total assets divided by total stockholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible stockholders’ equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. The increase in our leverage ratio from November 30, 2012 to February 28, 2013 is commensurate with the increase in the amount receivable from brokers, dealers and clearing organizations resulting from an increase in regular way unsettled trades and loan settlements due to increased trading volumes. The increase in our adjusted leverage ratio results primarily from the net increase in receivable from brokers, dealers and clearing organizations.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $9.6 billion as of February 28, 2013 exceeded our cash capital requirements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Liquidity outflows to clearing banks to ensure timely settlements of cash and securities transactions.

•	Draws on our unfunded commitments considering, among other things, the type of commitment and counterparty.

•	Other upcoming large cash outflows, such as tax payments.

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2013, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	February 28, 2013	Average balance Quarter ended February 28, 2013 (1)	November 30, 2012
Cash and cash equivalents:
Cash in banks	$857,202	$628,545	$1,038,664
Money market investments	2,160,756	1,273,488	1,653,931

Total cash and cash equivalents	3,017,958	1,902,033	2,692,595

Other sources of liquidity:
Securities purchased under agreements to resell (2)	817,961	713,373	900,000
U.K. liquidity pool (2)	314,121	334,807	407,378
Other (3)	575,694	584,684	423,735

Total other sources	1,707,776	1,632,864	1,731,113

Total cash and cash equivalents and other liquidity sources	$4,725,734	$3,534,897	$4,423,708

(1)	Average balances are calculated based on weekly balances.
(2)	The liquidity pool, segregated by our U.K. broker-dealer, as required by FSA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area (“EEA”), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. We have the ability to readily obtain repurchase financing for 77% of our inventory at haircuts of 10% or less, which reflects the marketability of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2013 and November 30, 2012 (in thousands):

	February 28, 2013		November 30, 2012
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,675,373	$592,580	$1,745,960	$426,401
Corporate debt securities	2,587,623	52,976	2,292,823	61,303
U.S. Government, agency and municipal securities	1,179,709	—	2,114,768	57,681
Other sovereign obligations	3,465,710	803,928	2,681,457	269,475
Agency mortgage- and asset-backed securities (1)	3,500,706	—	4,052,289	—
Physical commodities	157,299	—	144,016	—

	$12,566,420	$1,449,484	$13,031,313	$814,860

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three months ended February 28, 2013 and November 30, 2012 were approximately $18.1 billion and $16.9 billion, respectively.

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

Secured Financing

We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 85% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

JEFFERIES GROUP LLC AND SUBSIDIARIES

A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis. The remaining 15% of our outstanding repo balances is currently contracted bi-laterally, of which a significant portion is on a term basis. The following table provides detail on the composition of our outstanding repurchase agreements at February 28, 2013 (in millions):

	Repo Profile by Instrument Type
Contract Type	Total Contract Amount	Clearing Organization Eligible	% of Total	Non-Eligible	% of Total

Treasury	$8,101	$8,101	100%	$—	0%
Sovereign	3,071	2,801	91%	270	9%
Agency Debt	669	669	100%	—	0%
Agency MBS	5,660	4,575	81%	1,085	19%
Non-Agency MBS/ABS	789	—	0%	789	100%
Corporate Debt	739	240	32%	499	68%
Municipal	188	—	0%	188	100%

	$19,217	$16,386	85%	$2,831	15%

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory. At February 28, 2013, the outstanding amount of the notes issued under the program was $120.0 million in aggregate, with $60.0 million maturing in November 2014 and $60.0 million maturing in February 2015, bearing interest at a spread over one month LIBOR. As the financing program is considered other secured financing, the balance of the financing is classified within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition. For additional discussion on the arrangement, refer to Note 10, Variable Interest Entities, in our consolidated financial statements.

Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our $521.3 million of uncommitted secured and unsecured bank lines, comprised of $475.0 million of bank lines and $46.3 million of letters of credit. Of the $475.0 million uncommitted bank lines, $375.0 million is secured. As of February 28, 2013, short-term borrowings under the uncommitted bank lines totaled $100.0 million, all of which is secured. Secured amounts are collateralized by a combination of customer and firm securities. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily bank loans for the three months ended February 28, 2013 and year ended November 30, 2012 were $110.0 million and $66.4 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Capital

We had total long-term capital of $9.6 billion and $8.7 billion resulting in a long-term debt to equity capital ratio of 1.34:1 and 1.30:1 at February 28, 2013 and November 30, 2012, respectively. Our total capital base as of February 28, 2013 and November 30, 2012 was as follows (in thousands):

	February 28, 2013	November 30, 2012

Long-Term Debt (1)	$5,451,751	$4,454,600
Mandatorily Redeemable Convertible Preferred Stock	125,000	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	358,951	348,051
Total Stockholders’ Equity	3,682,761	3,782,753

Total Capital	$9,618,463	$8,710,404

(1)	Long-term debt for purposes of evaluating long-term capital at February 28, 2013 and November 30, 2012 excludes $260.0 million and $350.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility.

On March 1, 2013, we merged with Leucadia and, as a result, our outstanding mandatorily redeemable convertible preferred stock was exchanged for a newly created comparable series of convertible preferred stock issued by Leucadia. This exchange of convertible preferred stock is considered a part of Leucadia’s purchase consideration of Jefferies Group LLC and therefore results in additional stockholder’s equity of Jefferies Group LLC subsequent to the merger.

At February 28, 2013, Stockholders’ equity includes noncontrolling interests in our high yield joint venture of $347.7 million, which was redeemed on March 1, 2013. Cash redemption payments are expected to be made in April 2013. This redemption has not had a significant impact on our liquidity as we have sufficient cash on hand. Also, as of April 1, 2013, the mandatorily redeemable preferred interests of consolidated subsidiaries of $359.0 million have been redeemed and contributed by Leucadia as stockholder’s equity of Jefferies Group LLC.

Long-Term Debt

On January 15, 2013, we issued $1.0 billion in new senior unsecured long-term debt, comprising $600.0 million principal amount 5.125% Senior Notes, due 2023 and $400.0 million principal amount 6.5% Senior Notes, due 2043, for which we received proceeds of $987.3 million, in aggregate.

On July 13, 2012, under our Euro Medium Term Note Program we issued senior unsecured notes with a principal amount of €4.0 million, which bear interest at 2.25% per annum and mature on July 13, 2022. Proceeds, net of original issue discount, amounted to €2.8 million. In addition, on April 19, 2012, we issued an additional $200.0 million aggregate principal amount of our 6.875% Senior Notes due April 15, 2021. Proceeds before underwriting discount and expenses amounted to $197.7 million. The total aggregate principal amount issued under this series of notes including the add-on is $750.0 million as of April 8, 2013.

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. At February 28, 2013 and November 30, 2012, we had borrowings outstanding under the Credit Facility amounting to $260.0 million and $350.0 million, respectively.

The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At February 28, 2013 and November 30, 2012, the minimum tangible net worth requirement was $2,237.4 million and $2,200.0 million, respectively and the minimum liquidity requirement was $445.2 million and $400.8 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility

JEFFERIES GROUP LLC AND SUBSIDIARIES

occurred and we expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our debt were treated as debt extinguishment and debt reissuance, respectively. We recognized a $9.9 million gain on debt extinguishment which is reported in Other revenues for the three months ended February 29, 2012. The balance of Long-term debt was reduced by $37.1 million as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011, which is being amortized over the remaining life of the debt using the effective yield method.

As of February 28, 2013, our long-term debt has an average maturity exceeding 9 years, excluding the Credit Facility. We have no other scheduled debt maturities until the $250.0 million 5.875% Senior Notes mature in 2014.

Our long-term debt ratings as of April 1, 2013 are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB-	Stable

These long-term debt ratings reflect a revision by Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) of our outlook from Negative to Stable and a reaffirmation of our credit rating of BBB since the issuance of our Annual Report on Form 10-K for the year ended November 30, 2012, filed on January 29, 2013, and in connection with the merger with Leucadia. Also in connection with the merger, the long-term debt ratings reflect a downgrade by Fitch Ratings in our long-term rating to BBB- from BBB in order to equalize this rating with that of Leucadia and a revision in our outlook from Negative to Stable on March 7, 2013. The above mentioned rating actions have not had any material adverse impact on our cost of funds or our ability to fund our operations.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2013, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade by a single rating agency was $103.2 million and $151.6 million could be called in the event of a downgrade of our long-term credit rating below investment grade by a second rating agency. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Mandatorily redeemable preferred interests of $359.0 million and $348.1 million at February 28, 2013 and November 30, 2012, respectively, represent interests held in JHYH, which are entitled to a pro rata share of the profits and losses of JHYH. As of April 1, 2013, the mandatorily redeemable preferred interests of consolidated subsidiaries of $359.0 million have been redeemed and contributed by Leucadia as stockholder’s equity of Jefferies Group LLC; and we have dissolved the high yield joint venture and merged its business activities with those of our U.S. broker-dealer.

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of February 28, 2013. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$249.6	$848.7	$772.6	$3,580.8	$5,451.7
Senior secured revolving credit facility	—	260.0	—	—	—	260.0
Interest payment obligations on senior notes	247.1	322.4	595.4	511.9	1,642.5	3,319.3
Mandatorily redeemable convertible preferred stock	125.0	—	—	—	—	125.0
Mandatorily redeemable preferred interests of consolidated subsidiaries (1)	359.0	—	—	—	—	359.0

	731.1	832.0	1,444.1	1,284.5	5,223.3	9,515.0

Commitments and guarantees:
Equity commitments	0.4	4.1	0.7	—	538.3	543.5
Loan commitments	214.9	283.8	115.2	80.8	—	694.7
Mortgage-related commitments	848.1	406.9	595.2	—	—	1,850.2
Forward starting reverse repos and repos	956.7	—	—	—	—	956.7
Derivative contracts:
Derivative contracts - non credit related	11,620.4	353.7	9.9	—	—	11,984.0
Derivative contracts - credit related	—	—	—	789.5	—	789.5

	13,640.5	1,048.5	721.0	870.3	538.3	16,818.6

	$14,371.6	$1,880.5	$2,165.1	$2,154.8	$5,761.6	$26,333.6

(1)	These mandatorily redeemable financial instruments represent interests held in JHYH. Subsequent to February 28, 2013, these interests have been redeemed and are no longer outstanding. Refer also to discussion in Note 16, Noncontrolling Interest and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries, in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. During the first quarter of 2013 we renewed the lease of our global headquarters and executive offices at 520 Madison Avenue, New York, New York 10022; extending the lease term by additional fifteen years. The table following presents our future minimum lease payments for all noncancelable operating leases, including the renewed lease of our global headquarters and executive offices, at February 28, 2013 for the fiscal years through 2029 (in thousands):

Fiscal period	Gross	Subleases	Net

9 months ended November 30, 2013	$47,216	$4,552	$42,664
2014	50,635	4,822	45,813
2015	46,881	2,312	44,569
2016	44,397	2,210	42,187
2017	43,419	121	43,298
Thereafter	377,565	—	377,565

	$610,113	$14,017	$596,096

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

At February 28, 2013, we did not have any commitments to purchase assets from our securitization vehicles. At February 28, 2013, we held $391.9 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 9, Securitization Activities and Note 10, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 20, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

Common stockholders’ equity decreased to $3,326.6 million at February 28, 2013 from $3,436.0 million at November 30, 2012. The decrease in our common stockholders’ equity during the three months ended February 28, 2013 is principally attributed to repurchases of approximately 8.4 million shares of our common stock during the period for $166.5 million, tax deficiencies for issuance of share-based awards and dividends paid. The decrease in our common stockholders’ equity is partially offset by net earnings to common shareholders and share-based compensation.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth book value, adjusted book value, tangible book value and adjusted tangible book value per share (in thousands, except per share amounts):

	February 28, 2013	November 30, 2012

Common stockholders’ equity	$3,326,581	$3,436,015
Less: Goodwill and intangible assets	(380,286)	(380,929)

Tangible common stockholders’ equity	$2,946,295	$3,055,086

Shares outstanding	205,368	203,312
Unearned restricted stock (5)	(8,512)	(8,058)
Earned restricted stock units (6)	11,865	16,656
Other issuable shares (7)	1,378	2,706

Adjusted shares outstanding	210,099	214,616

Common book value per share (1)	$16.20	$16.90

Adjusted common book value per share (2)	$15.83	$16.01

Tangible common book value per share (3)	$14.35	$15.03

Adjusted tangible common book value per share (4)	$14.02	$14.24

(1)	Common book value per share equals common stockholders’ equity divided by common shares outstanding.
(2)	Adjusted common book value per share equals common stockholders’ equity divided by adjusted shares outstanding.
(3)	Tangible common book value per share equals tangible common stockholders’ equity divided by common shares outstanding.
(4)	Adjusted tangible common book value per share equals tangible common stockholders’ equity divided by adjusted shares outstanding.
(5)	Unearned restricted stock represent shares that contain future service requirements and have either previously been issued and are included in shares outstanding or have previously been granted and are expected to be issued in the near- term and included in other issuable shares.
(6)	Earned restricted stock units, which give the recipient the right to receive common shares at the end of a specified deferral period, are granted in connection with our share-based employee incentive plans and includes awards for which the future service requirements have been met.
(7)	Other issuable shares primarily includes shares issuable to settle previously granted restricted stock awards and shares issuable under the deferred compensation plan.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

At February 28, 2013, we have $125.0 million of 3.25% Series A cumulative convertible preferred stock outstanding, which is convertible into 4,110,128 shares of our common stock at an effective conversion price of approximately $30.41 per share and $345.0 million of convertible senior debentures outstanding, which is convertible into 9,273,393 shares of our common stock at an effective conversion price of approximately $37.20 per share. On March 1, 2013, as a result of the merger with Leucadia, the 3.25% Series A cumulative convertible preferred stock ceased to exist having been converted into Leucadia preferred stock. The exchange of our convertible preferred stock into convertible preferred stock of Leucadia is included as part of the purchase price consideration remitted by Leucadia and, accordingly, increases our stockholders’ equity subsequent to February 28, 2013 upon consummation of the merger. In addition, as part of the Merger Agreement with Leucadia, as of March 1, 2013, the convertible senior debentures are convertible into common shares of Leucadia. Each $1,000 debenture is convertible into 21.7723 shares of Leucadia common stock (equivalent to a conversion price of approximately $45.93). Apart from the conversion into Leucadia common shares, the terms of the convertible senior debentures remain the same.

The following table sets for the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the three months ended February 28, 2013 and year ended November 30, 2012:

Declaration Date	Record Date	Payment Date	Dividend per common share

Three months ended February 28, 2013:

December 6, 2012	December 21, 2012	December 31, 2012	$0.075

Year ended November 30, 2012:

December 19, 2011	January 17, 2012	February 15, 2012	$0.075
March 19, 2012	April 16, 2012	May 15, 2012	$0.075
June 18, 2012	July 16, 2012	August 15, 2012	$0.075
September 19, 2012	October 15, 2012	November 15, 2012	$0.075

No dividends have been declared subsequent to the dividend declared on December 6, 2012.

Change in Equity Capital as a Result of the Merger with Leucadia

On March 1, 2013, all of the outstanding common shares of Jefferies Group LLC were exchanged for shares of Leucadia National Corporation and Jefferies Group LLC became wholly-owned by Leucadia with Leucadia as the sole equity owner of Jefferies Group LLC. The aggregate purchase price is estimated to be approximately $4.7 billion on a preliminary basis. As a result of the merger, our equity capital is therefore estimated to be approximately $4.7 billion upon consummation. Additionally, in a series of transactions associated with our merger with Leucadia, our mandatorily redeemable convertible preferred stock of $125.0 million and mandatorily redeemable preferred interest of consolidated subsidiaries of $359.0 million at February 28, 2013 have been exchanged or redeemed subsequent to February 28, 2013. Further, we do not anticipate the payment of dividends in the future.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

As of February 28, 2013, Jefferies, Jefferies Execution, Jefferies High Yield Trading and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$737,727	$688,384
Jefferies Execution	3,464	3,214
Jefferies High Yield Trading	522,498	522,248

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$243,861	$85,410

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Daily VaR (1)

Value-at-Risk In Trading Portfolios

	VaR as of		Daily VaR for the Three Months Ended
Risk Categories	February 28, 2013	November 30, 2012	February 28, 2013			November 30, 2012
			Average	High	Low	Average	High	Low
Interest Rates	$4.35	$5.37	$5.19	$7.89	$3.69	$6.35	$9.98	$4.40
Equity Prices	4.66	8.02	5.66	8.63	4.47	7.60	10.50	5.82
Currency Rates	1.93	0.37	0.85	2.03	0.11	0.58	1.03	0.19
Commodity Prices	1.42	0.77	1.05	1.68	0.60	1.44	2.40	0.77
Diversification Effect (2)	(5.16)	(3.12)	(3.48)	N/A	N/A	(2.59)	N/A	N/A

Firmwide	$7.20	$11.41	$9.27	$15.56	$6.59	$13.38	$17.52	$9.12

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Our average daily VaR decreased to $9.27 million for the three months ended February 28, 2013 from $13.38 million for the three months ended November 30, 2012. The decrease is primarily due to lower equity price risk driven by corporate actions regarding certain of our equity holdings, a decrease in interest rates risk resulting from reduced volatility in interest rate asset classes and an increase in the diversification benefit. Excluding our investment in Knight Capital, the average VaR for the three months ended February 28, 2013 and November 30, 2012 was $5.99 million and $7.95 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters:

Daily VaR Trend (in millions)

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. (Prior to the second quarter of 2012, trading related revenue had excluded revenue from securitization activities for purposes of this analysis.) For a 95% confidence one day VaR model (i.e. no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e. once in every 20 days). During the three months ended February 28, 2013, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Daily Net Trading Revenue

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2013 (in millions).

There was one day with trading losses out of a total of 60 trading days in the three months ended February 28, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•

Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at February 28, 2013.

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

Current counterparty credit exposures at February 28, 2013 and November 30, 2012 are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at February 28, 2013,

JEFFERIES GROUP LLC AND SUBSIDIARIES

excluding cash and cash equivalents, 51% are investment grade counterparties, compared to 58% at November 30, 2012, and are mainly concentrated in North America. Of the credit exposure in Europe, approximately 83% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. When comparing our credit exposure at February 28, 2013 with credit exposure at November 30, 2012, excluding cash and cash equivalents, current exposure has increased 21% to approximately $1.3 billion from $1.1 billion. The increase is primarily due to an increase in loan and lending balances.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012
AAA Range	—	—	—	0.9	—	—	—	0.9	1,848.6	1,322.7	1,848.6	1,323.6
AA Range	—	—	198.4	183.1	18.3	19.1	216.7	202.2	100.0	149.7	316.7	351.9
A Range	—	—	203.4	163.8	87.3	72.6	290.7	236.4	1,032.5	1,134.0	1,323.2	1,370.4
BBB Range	50.0	50.0	89.8	106.7	7.4	13.4	147.2	170.1	36.8	86.2	184.0	256.3
BB or Lower	365.0	255.0	78.3	112.3	15.5	19.3	458.8	386.6	—	—	458.8	386.6
Unrated	155.2	57.5	—	—	7.2	1.6	162.4	59.1	—	—	162.4	59.1

Total	570.2	362.5	569.9	566.8	135.7	126.0	1,275.8	1,055.3	3,017.9	2,692.6	4,293.7	3,747.9

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012
Asia/Latin America/Other	12.7	12.5	20.3	23.5	8.8	6.5	41.8	42.5	152.6	125.6	194.4	168.1
Europe	—	—	145.1	117.4	61.1	42.9	206.2	160.3	455.4	573.9	661.6	734.2
North America	557.5	350.0	404.5	425.9	65.8	76.6	1,027.8	852.5	2,409.9	1,993.1	3,437.7	2,845.6

Total	570.2	362.5	569.9	566.8	135.7	126.0	1,275.8	1,055.3	3,017.9	2,692.6	4,293.7	3,747.9

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012
Asset Managers	—	—	6.6	3.3	—	0.2	6.6	3.5	1,848.6	1,322.7	1,855.2	1,326.2
Banks, Broker-dealers	—	—	367.1	312.8	83.5	66.9	450.6	379.7	1,169.3	1,369.9	1,619.9	1,749.6
Commodities	—	—	32.6	23.0	27.1	33.2	59.7	56.2	—	—	59.7	56.2
Other	570.2	362.5	163.6	227.7	25.1	25.7	758.9	615.9	—	—	758.9	615.9

Total	570.2	362.5	569.9	566.8	135.7	126.0	1,275.8	1,055.3	3,017.9	2,692.6	4,293.7	3,747.9

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 7, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. (Prior to the first quarter of 2013, country risk was defined as the country of jurisdiction or domicile of the obligor’s ultimate group parent.) The tables presented below at November 30, 2012, has been conformed to this presentation. The following tables reflect our top exposure at February 28, 2013 and November 30, 2012 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	As of February 28, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$785.9	$(276.0)	$(256.8)	$11.4	$19.1	$26.5	$330.4	$310.1	$640.5
Luxembourg	124.4	(3.9)	—	207.6	3.4	—	82.9	331.5	414.4
Canada	138.3	(57.0)	1.2	13.4	119.5	2.5	0.8	217.9	218.7
France	483.9	(328.4)	15.8	—	3.0	9.1	11.8	183.4	195.2
Netherlands	420.5	(265.1)	(13.1)	8.0	9.8	0.2	0.8	160.3	161.1
Spain	489.7	(327.4)	(26.1)	—	0.2	—	11.7	136.4	148.1
Hong Kong	22.8	(11.2)	(3.4)	—	3.9	—	84.3	12.1	96.4
Italy	922.0	(710.1)	(118.9)	—	1.5	0.5	—	95.0	95.0
Australia	72.2	(25.5)	3.5	21.1	—	0.3	1.5	71.6	73.1
Poland	233.0	(175.7)	—	—	—	—	(0.4)	57.3	56.9

Total	$3,692.7	$(2,180.3)	$(397.8)	$261.5	$160.4	$39.1	$523.8	$1,575.6	$2,099.4

	As of November 30, 2012
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$691.3	$(460.1)	$(81.5)	$8.5	$14.2	$25.7	$405.8	$198.1	$603.9
Luxembourg	163.8	(21.1)	1.1	13.6	1.5	—	96.2	158.9	255.1
Canada	150.7	(66.6)	(23.4)	9.5	103.1	12.6	0.9	185.9	186.8
Spain	276.6	(85.2)	(26.0)	—	4.6	—	0.6	170.0	170.6
Netherlands	255.6	(129.5)	(4.5)	7.5	10.3	0.2	0.3	139.6	139.9
Hong Kong	28.3	(12.0)	5.1	—	1.8	—	91.2	23.2	114.4
Germany	413.2	(318.1)	(94.7)	3.0	60.3	6.7	20.1	70.4	90.5
Belgium	177.8	(142.8)	(3.7)	—	0.9	—	49.4	32.2	81.6
Jersey	0.2	(0.6)	—	73.7	—	—	—	73.3	73.3
Sweden	70.7	(15.7)	(0.6)	—	0.4	0.2	0.1	55.0	55.1

Total	$2,228.2	$(1,251.7)	$(228.2)	$115.8	$197.1	$45.4	$664.6	$1,106.6	$1,771.2

As of February 28, 2013, the largest components of our exposure to Spain are a net exposure of $59.7 million to Spanish sovereign debt and a net exposure of $70.0 million to structured products issued by Spanish entities. The Spanish sovereign debt securities are part of an actively trade portfolio of Spanish government bonds. The structured products are backed by a variety of collateral types, with substantially of the securities classified within Level 2 of the fair value hierarchy. The largest components of our exposure to Italy consist of a net exposure of $168.1 million to Italian sovereign debt securities and a net short exposure of $98.4 million to Italian sovereign debt futures contracts, which are actively traded as a portfolio of Italian government bonds and futures contracts. During the quarter ended February 28, 2013, our exposure to the sovereign debt of Italy was concentrated in securities with maturities of less than one year. For additional information, refer to the table on the following pages representing our average exposure for the quarter to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain by maturity category.

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was net long $244.0 million at February 28, 2013, which is approximately 7% of stockholders’ equity.

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at February 28, 2013 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding

JEFFERIES GROUP LLC AND SUBSIDIARIES

securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

	As of February 28, 2013
(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned - Debt securities
Greece	$0.2	(4)	$5.0	$0.1	(4)	$—	$5.3
Ireland	13.7	(4)	7.5	40.6	(4)	—	61.8
Italy	861.6	(4)	14.7	17.7	(4)	28.0	922.0
Portugal	6.5	(4)	1.8	6.2	(4)	—	14.5
Spain	350.1	(4)	11.5	58.1	(4)	70.0	489.7

Total fair value of long debt securities (1)	1,232.1		40.5	122.7		98.0	1,493.3

Financial instruments sold - Debt securities
Greece	—	(4)	0.1	0.1	(4)	—	0.2
Ireland	2.5	(4)	8.5	7.7	(4)	—	18.7
Italy	693.5	(4)	10.5	6.2	(4)	—	710.2
Portugal	1.7	(4)	—	1.7	(4)	—	3.4
Spain	290.4	(4)	3.7	33.3	(4)	—	327.4

Total fair value of short debt securities (2)	988.1		22.8	49.0		—	1,059.9

Total net fair value of debt securities	244.0		17.7	73.7		98.0	433.4

Derivative contracts - long notional exposure
Greece	—		—	—		—	—
Ireland	—		3.1	—		—	3.1
Italy	185.4	(5)	0.1	—		—	185.5
Portugal	—		—	—		—	—
Spain	—		—	—		—	—

Total notional amount - long (6)	185.4		3.2	—		—	188.6

Derivative contracts - short notional exposure
Greece	—		—	—		—	—
Ireland	—		0.8	—		—	0.8
Italy	283.8	(5)	1.0	19.6		—	304.4
Portugal	—		—	—		—	—
Spain	—		—	26.1		—	26.1

Total notional amount - short (6)	283.8		1.8	45.7		—	331.3

Total net derivative notional exposure (3)	(98.4)		1.4	(45.7)		—	(142.7)

Total net exposure to select European countries	$145.6		$19.1	$28.0		$98.0	$290.7

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned - corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased - corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
(4)

Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

	As of February 28, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$0.2	$13.7	$861.6	$6.5	$350.1	$1,232.1
Long non-sovereign debt securities (1)	5.1	48.1	60.4	8.0	139.6	261.2

Total long debt securities	5.3	61.8	922.0	14.5	489.7	1,493.3

Financial instruments sold, not yet purchased:
Short sovereign debt securities	—	2.5	693.5	1.7	290.4	988.1
Short non-sovereign debt securities	0.2	16.2	16.7	1.7	37.0	71.8

Total short debt securities	0.2	18.7	710.2	3.4	327.4	1,059.9

Net fair value - debt securities	5.1	43.1	211.8	11.1	162.3	433.4
Net derivatives notional amount	—	2.3	(118.9)	—	(26.1)	(142.7)

Total net exposure to select European countries	$5.1	$45.4	$92.9	$11.1	$136.2	$290.7

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended February 28, 2013, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance

Financial instruments owned - Debt securities
Greece	$—	$0.8	$0.8
Ireland	18.4	4.8	23.2
Italy	1,123.1	629.4	1,752.5
Portugal	0.2	5.6	5.8
Spain	130.6	230.5	361.1

Total average fair value of long debt securities (1)	1,272.3	871.1	2,143.4

Financial instruments sold - Debt securities
Greece	—	0.1	0.1
Ireland	8.9	1.2	10.1
Italy	622.9	778.6	1,401.5
Portugal	4.6	2.1	6.7
Spain	19.0	144.0	163.0

Total average fair value of short debt securities	655.4	926.0	1,581.4

Total average net fair value of debt securities	616.9	(54.9)	562.0

Derivative contracts - long notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	157.3 (2)	157.3	(2)
Portugal	—	—	—
Spain	—	—	—

Total average notional amount - long	—	157.3	157.3

Derivative contracts - short notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	189.0	189.0
Portugal	—	—	—
Spain	—	—	—

Total average notional amount - short	—	189.0	189.0

Total average net derivative notional exposure (3)	—	(31.7)	(31.7)

Total average net exposure to select European countries	$616.9	$(86.6)	$530.3

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain as of February 28, 2013. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, we have immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

	As of February 28, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long notional exposure
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	185.4	—	—	185.4
Listed equity options	—	3.1	0.1	—	—	3.2

Total notional amount - long	—	3.1	185.5	—	—	188.6

Derivative contracts - short notional exposure
Credit default swaps	—	—	19.6	—	26.1	45.7
Bond future contracts	—	—	283.8	—	—	283.8
Listed equity options	—	0.8	1.0	—	—	1.8

Total notional amount - short	—	0.8	304.4	—	26.1	331.3

Net derivatives notional amount	$—	$2.3	$(118.9)	$—	$(26.1)	$(142.7)

The following table provides the fair value of the above derivative contracts at February 28, 2013 (in millions):

	As of February 28, 2013
	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long fair value
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	0.5	0.1	—	—	0.6

Total fair value - long	—	0.5	0.1	—	—	0.6

Derivative contracts - short fair value
Credit default swaps	—	—	(0.8)	—	(0.1)	(0.9)
Bond future contracts	—	—	—	—	—	—
Listed equity options	—	0.7	—	—	—	0.7

Total fair value - short	—	0.7	(0.8)	—	(0.1)	(0.2)

Net derivatives fair value	$—	$(0.2)	$0.9	$—	$0.1	$0.8

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At February 28, 2013, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	As of February 28, 2013
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$—	$—	$—
Ireland	12.0	59.9	(47.9)
Italy	859.2	1,243.5	(384.3)
Portugal	3.1	5.6	(2.5)
Spain	259.4	357.9	(98.5)

Total	$1,133.7	$1,666.9	$(533.2)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures.

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 28, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies Group LLC became a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). The class actions, filed on behalf of our shareholders prior to the merger transactions, name as defendants Jefferies Group, Inc., the members of the board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. We are unable to predict the outcome of this litigation.

Item 1A. Risk Factors

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 filed with the SEC on January 29, 2013. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information on our purchases of Jefferies Group, Inc. own common stock during the three months ended February 28, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1- December 31, 2012	174,830	17.17	—	11,500,000
January 1- January 31, 2013	3,442,662	19.15	1,500,000	10,000,000
February 1- February 28, 2013	4,795,081	20.36	1,000,000	9,000,000

Total	8,412,573		2,500,000

(1)	We repurchased an aggregate of 5,912,573 shares other than as part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock and the distribution of restricted stock units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.
(2)	On September 20, 2011, we announced the authorization by our Board of Directors of the repurchase, from time to time, of up to an aggregate of 20,000,000 shares of our Common Stock, inclusive of prior authorizations.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC, dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

3.4	Registrant’s Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on May 26, 2004.

3.5	Registrant’s Certificate of Designations of 3.25% Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on February 21, 2006.

3.6	Registrant’s Certificate of Designations of 3.25% Series A-1 Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 99.2 of Registrant’s Form 8-K filed on February 15, 2013.

3.7	Registrant’s By-Laws as amended and restated on December 3, 2007 are incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed on December 4, 2007.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Summary of 2013 executive compensation program for Messrs. Sharp and Stacconi is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on March 1, 2013.

10.2	Summary of the 2012 executive compensation program for Messrs. Handler and Friedman is incorporated by reference to Registrant’s Form 8-K filed on September 21, 2013 and Registrant’s Form 8-K filed on March 1, 2013.

10.3	Purchase Agreement dated January 15, 2013 between Jefferies Group, Inc. and Jefferies & Company, Inc., as representative of the several underwriters identified in Schedule A thereto, relating to the 2023 Notes is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 18, 2013.

10.4	Purchase Agreement dated January 15, 2013 between Jefferies Group, Inc. and Jefferies & Company, Inc., as representative of the several underwriters identified in Schedule A thereto, relating to the 2043 Notes is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on January 18, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 28, 2013 and November 30, 2012; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2013 and February 29, 2012; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2013 and February 29, 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 28, 2013 and twelve months ended November 30, 2012; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

Exhibits 10.1 and 10.2 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)

Date: April 9, 2013	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)