Form 10-Q
period 2013-05-31
Jefferies Group LLC
filed 2013-07-10
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

JEFFERIES GROUP LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

May 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Financial Condition (Unaudited) - May 31, 2013 (Successor) and November 30, 2012 (Predecessor)	2
	Consolidated Statements of Earnings (Unaudited) - Three Months Ended May 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor), Three and Six Months Ended May 31, 2012 (Predecessor)	5
	Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended May 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor), Three and Six Months Ended May 31, 2012 (Predecessor)	7
	Consolidated Statements of Changes in Equity (Unaudited) - Three Months Ended May 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor) and Twelve Months Ended November 30, 2012 (Predecessor)	8
	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended May 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor) and Six Months Ended May 31, 2012 (Predecessor)	9
	Notes to Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	78
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	121
Item 4.	Controls and Procedures.	121

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	121
Item 1A.	Risk Factors	121
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	121
Item 6.	Exhibits.	122

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	Successor	Predecessor
	May 31, 2013	November 30, 2012
ASSETS
Cash and cash equivalents	$3,403,479	$2,692,595
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,056,141	4,082,595
Financial instruments owned, at fair value, including securities pledged of $12,777,193 and $12,334,745 at May 31, 2013 and November 30, 2012, respectively:
Corporate equity securities	1,914,731	1,762,775
Corporate debt securities	3,078,196	3,038,146
Government, federal agency and other sovereign obligations	3,650,693	5,153,750
Mortgage- and asset-backed securities	4,562,681	5,468,284
Loans and other receivables	1,644,613	678,311
Derivatives	192,766	298,086
Investments, at fair value	77,433	127,023
Physical commodities	149,175	144,016

Total financial instruments owned, at fair value	15,270,288	16,670,391
Investments in managed funds	55,141	57,763
Loans to and investments in related parties	477,369	586,420
Securities borrowed	5,357,672	5,094,679
Securities purchased under agreements to resell	3,467,625	3,357,602
Securities received as collateral	36,202	—
Receivables:
Brokers, dealers and clearing organizations	3,281,400	1,424,027
Customers	1,188,265	916,284
Fees, interest and other	264,850	196,811
Premises and equipment	189,052	185,991
Goodwill	1,699,406	365,670
Other assets	1,181,376	662,713

Total assets	$38,928,266	$36,293,541

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED (UNAUDITED)

(In thousands, except share amounts)

	Successor	Predecessor
	May 31, 2013	November 30, 2012
LIABILITIES AND EQUITY
Short-term borrowing	$—	$150,000
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,645,717	1,539,332
Corporate debt securities	1,315,930	1,389,312
Government, federal agency and other sovereign obligations	2,234,357	3,666,112
Mortgage- and asset-backed securities	182,227	241,211
Loans	1,018,939	207,227
Derivatives	199,717	229,127
Physical commodities	174,906	183,142

Total financial instruments sold, not yet purchased, at fair value	6,771,793	7,455,463
Collateralized financings:
Securities loaned	2,679,193	1,934,355
Securities sold under agreements to repurchase	9,490,252	8,181,250
Other secured financings	227,294	62,300
Obligation to return securities received as collateral	36,202	—
Payables:
Brokers, dealers and clearing organizations	1,990,606	2,819,677
Customers	5,425,281	5,568,017
Accrued expenses and other liabilities	971,692	1,062,068
Long-term debt	6,150,755	4,804,607
Mandatorily redeemable convertible preferred stock	—	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	—	348,051

Total liabilities	33,743,068	32,510,788

EQUITY
Common stock, $0.0001 par value. Authorized 500,000,000 shares; issued 204,147,007 shares at November 30, 2012	—	20
Member’s paid-in capital/ Additional paid-in capital	5,160,175	2,219,959
Retained earnings	—	1,281,855
Treasury stock, at cost, 835,033 shares at November 30, 2012	—	(12,682)
Accumulated other comprehensive loss:
Currency translation adjustments	(11,466)	(38,009)
Additional minimum pension liability	—	(15,128)

Total accumulated other comprehensive loss	(11,466)	(53,137)

Total member’s / common stockholders’ equity	5,148,709	3,436,015
Noncontrolling interests	36,489	346,738

Total equity	5,185,198	3,782,753

Total liabilities and equity	$38,928,266	$36,293,541

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

	Successor	Predecessor
	May 31, 2013	November 30, 2012
Assets
Cash and cash equivalents	$45,192	$388,279
Financial instruments owned, at fair value
Corporate equity securities	—	105,271
Corporate debt securities	—	394,043
Mortgage- and asset-backed securities	—	15,589
Loans and other receivables	107,439	383,667
Investments, at fair value	464	5,836

Total financial instruments owned, at fair value	107,903	904,406
Receivables:
Brokers, dealers and clearing organizations	—	236,594
Fees, interest and other	—	10,931
Other assets	39	348

Total assets	$153,134	$1,540,558

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate debt securities	—	325,979
Loans	—	199,610
Derivatives	—	505

Total financial instruments sold, not yet purchased, at fair value	—	526,094
Payables:
Brokers, dealers and clearing organizations	—	201,237
Accrued expenses and other liabilities	268,726	72,956
Mandatorily redeemable preferred interests of consolidated subsidiaries	—	348,051

Total liabilities	$268,726	$1,148,338

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012

Revenues:
Commissions	$146,848	$121,796
Principal transactions	138,506	215,962
Investment banking	277,134	296,963
Asset management fees and investment income from managed funds	10,527	1,898
Interest	258,665	271,602
Other	26,245	37,851

Total revenues	857,925	946,072
Interest expense	211,463	235,041

Net revenues	646,462	711,031
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	4,456

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	643,094	706,575

Non-interest expenses:
Compensation and benefits	373,880	423,541

Non-compensation expenses:
Floor brokerage and clearing fees	32,991	32,921
Technology and communications	63,839	60,329
Occupancy and equipment rental	32,225	24,940
Business development	22,732	22,379
Professional services	29,519	17,296
Other	18,720	18,587

Total non-compensation expenses	200,026	176,452

Total non-interest expenses	573,906	599,993

Earnings before income taxes	69,188	106,582
Income tax expense	26,477	38,203

Net earnings	42,711	68,379
Net earnings attributable to noncontrolling interests	738	4,881

Net earnings attributable to Jefferies Group LLC	$41,973	$63,498

Earnings per common share:
Basic	N/A	$0.28
Diluted	N/A	$0.28

Dividends declared per common share	N/A	$0.075

Weighted average common shares:
Basic	N/A	216,597
Diluted	N/A	220,711

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED (UNAUDITED)

(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Six Months Ended May 31, 2012

Revenues:
Commissions	$146,848	$131,083	$239,295
Principal transactions	138,506	300,278	496,797
Investment banking	277,134	288,278	582,758
Asset management fees and investment income from managed funds	10,527	10,883	7,532
Interest	258,665	249,277	546,310
Other	26,245	27,004	80,191

Total revenues	857,925	1,006,803	1,952,883
Interest expense	211,463	203,416	461,886

Net revenues	646,462	803,387	1,490,997
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	26,300

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	643,094	792,426	1,464,697

Non-interest expenses:
Compensation and benefits	373,880	474,217	870,003

Non-compensation expenses:
Floor brokerage and clearing fees	32,991	30,998	60,759
Technology and communications	63,839	59,878	121,779
Occupancy and equipment rental	32,225	24,309	47,505
Business development	22,732	24,927	44,626
Professional services	29,519	24,135	30,989
Other	18,720	14,475	33,585

Total non-compensation expenses	200,026	178,722	339,243

Total non-interest expenses	573,906	652,939	1,209,246

Earnings before income taxes	69,188	139,487	255,451
Income tax expense	26,477	48,645	90,355

Net earnings	42,711	90,842	165,096
Net earnings attributable to noncontrolling interests	738	10,704	24,462

Net earnings attributable to Jefferies Group LLC	$41,973	$80,138	$140,634

Earnings per common share:
Basic	N/A	$0.35	$0.61
Diluted	N/A	$0.35	$0.61

Dividends declared per common share	N/A	$0.075	$0.15

Weighted average common shares:
Basic	N/A	213,732	217,384
Diluted	N/A	217,844	221,497

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Net earnings	$42,711	$68,379

Other comprehensive loss, net of tax:
Currency translation adjustments	(11,466)	(12,217)

Total other comprehensive loss, net of tax (1)	(11,466)	(12,217)

Comprehensive income	31,245	56,162
Net earnings attributable to noncontrolling interests	738	4,881

Comprehensive income attributable to Jefferies Group LLC	$30,507	$51,281

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Six Months Ended May 31, 2012
Net earnings	$42,711	$90,842	$165,096

Other comprehensive income, net of tax:
Currency translation adjustments	(11,466)	(10,018)	(6,726)

Total other comprehensive loss, net of tax (1)	(11,466)	(10,018)	(6,726)

Comprehensive income	31,245	80,824	158,370
Net earnings attributable to noncontrolling interests	738	10,704	24,462

Comprehensive income to attributable to Jefferies Group LLC	$30,507	$70,120	$133,908

(1)	Total other comprehensive loss, net of tax, is attributable to Jefferies Group LLC. No other comprehensive loss is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012
Common stock, par value $0.0001 per share
Balance, beginning of period	—	20	20
Issued	—	1	1
Retired	—	—	(1)

Balance, end of period	—	21	20

Member’s paid-in capital
Balance, beginning of period	$4,754,101	$—	$—
Contributions	362,255	—	—
Net earnings to Jefferies Group LLC	41,973	—	—
Tax benefit for issuance of share-based awards	1,846	—	—

Balance, end of period	5,160,175	—	—

Additional paid-in capital
Balance, beginning of period	—	2,219,959	2,207,410
Benefit plan share activity (3)	—	3,138	12,076
Share-based expense, net of forfeitures and clawbacks	—	22,288	83,769
Proceeds from exercise of stock options	—	57	104
Acquisitions and contingent consideration	—	2,535	—
Tax (deficiency) benefit for issuance of share-based awards	—	(17,965)	19,789
Equity component of convertible debt, net of tax	—	—	(427)
Dividend equivalents on share-based plans	—	1,418	6,531
Retirement of treasury stock	—	—	(109,293)

Balance, end of period	—	2,231,430	2,219,959

Retained earnings
Balance, beginning of period	—	1,281,855	1,067,858
Net earnings to common shareholders	—	80,138	282,409
Dividends	—	(17,217)	(68,412)

Balance, end of period	—	1,344,776	1,281,855

Accumulated other comprehensive loss (1) (2)
Balance, beginning of period	—	(53,137)	(50,490)
Currency adjustment	(11,466)	(10,018)	1,511
Pension adjustment, net of tax	—	—	(4,158)

Balance, end of period	(11,466)	(63,155)	(53,137)

Treasury stock, at cost
Balance, beginning of period	—	(12,682)	(486)
Purchases	—	(166,541)	(113,562)
Returns / forfeitures	—	(1,922)	(7,928)
Retirement of treasury stock	—	—	109,294

Balance, end of period	—	(181,145)	(12,682)

Total member’s / common stockholders’ equity	5,148,709	3,331,927	3,436,015

Noncontrolling interests
Balance, beginning of period	356,180	346,738	312,663
Net earnings attributable to noncontrolling interests	738	10,704	40,740
Contributions	27,200	—	—
Distributions	—	(1,262)	(13,570)
Redemptions	(347,629)	—	—
Consolidation of asset management entity	—	—	6,905

Balance, end of period	36,489	356,180	346,738

Total equity	$5,185,198	$3,688,107	$3,782,753

(1)	The components of other comprehensive loss are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive loss are attributable to noncontrolling interests.
(2)	There were no reclassifications out of Accumulated other comprehensive loss during the three months ended May 31, 2013.
(3)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Six Months Ended May 31, 2012
Cash flows from operating activities:
Net earnings	$42,711	$90,842	$165,096

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	(1,511)	17,393	37,619
Loss on conversion option	3,174	—	—
Bargain purchase gain	—	—	(3,368)
Gain on repurchase of long-term debt	—	—	(9,898)
Fees related to assigned management agreements	(1,329)	(1,154)	(1,721)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	26,300
Accruals related to various benefit plans and stock issuances, net of forfeitures	—	23,505	46,128
Income on loans to and investments in related parties	(28,540)	—	—
Distributions received on investments in related parties	19,353	—	—
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	671,426	352,891	(589,496)
Receivables:
Brokers, dealers and clearing organizations	(845,322)	(1,027,671)	(1,093,963)
Customers	(144,938)	(130,543)	95,463
Fees, interest and other	(39,832)	(29,149)	(82,434)
Securities borrowed	(47,036)	(224,557)	(205,559)
Financial instruments owned	1,116,683	229,394	1,641,825
Loans to and investments in related parties	—	(197,166)	(175,051)
Investments in managed funds	4,835	(2,213)	2,426
Securities purchased under agreements to resell	106,129	(224,418)	(424,271)
Other assets	37,970	25,489	(25,422)
Payables:
Brokers, dealers and clearing organizations	205,037	(1,031,335)	(1,463,427)
Customers	(18,807)	(111,139)	721,521
Securities loaned	780,579	(28,138)	723,486
Financial instruments sold, not yet purchased	(2,979,532)	2,327,667	818,272
Securities sold under agreements to repurchase	1,521,605	(197,493)	(549,755)
Accrued expenses and other liabilities	151,616	(267,336)	(20,733)

Net cash provided by (used in) operating activities	557,639	(394,170)	(366,962)

Cash flows from investing activities:
Net payments on premises and equipment	(10,071)	(10,706)	(26,083)
Contributions to loans to and investments in related parties	(345,955)	—	—
Distributions from loans to and investments in related parties	644,666	—	—
Cash received in connection with acquisition	—	—	2,257
Cash received from contingent consideration	1,284	1,203	1,719

Net cash provided by (used in) investing activities	289,924	(9,503)	(22,107)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Six Months Ended May 31, 2012
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$1,857	$5,682	$29,901
Proceeds from short-term borrowings	3,838,000	6,744,000	5,725,513
Payments on short-term borrowings	(3,938,000)	(6,794,000)	(5,533,007)
Proceeds from secured credit facility	265,000	900,000	420,000
Payments on secured credit facility	(450,000)	(990,007)	(105,000)
Repayment of long-term debt	—	—	(253,232)
Proceeds from other secured financings	105,000	60,000	—
Payments on repurchase of long-term debt	—	—	(1,435)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(64)	(61)	(5,271)
Payments on repurchase of common stock	—	(166,541)	(82,642)
Payments on dividends	—	(15,799)	(31,050)
Proceeds from exercise of stock options, not including tax benefits	—	57	104
Net proceeds from issuance of senior notes, net of issuance costs	—	991,469	197,558
Proceeds from contributions of noncontrolling interests	27,200	—	—
Payments on distributions to noncontrolling interests	(306,830)	(1,262)	(6,763)

Net cash (used in) provided by financing activities	(457,837)	733,538	354,676

Effect of exchange rate changes on cash and cash equivalents	(4,205)	(4,502)	(1,582)

Net increase (decrease) in cash and cash equivalents	385,521	325,363	(35,975)
Cash and cash equivalents at beginning of period	3,017,958	2,692,595	2,393,797

Cash and cash equivalents at end of period	$3,403,479	$3,017,958	$2,357,822

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$195,409	$178,836	$441,403
Income taxes, net of refunds	(7,475)	(34,054)	9,172

Noncash financing activities:

In connection with the merger with Leucadia National Corporation, Jefferies Group LLC recorded acquisition accounting adjustments which resulted in changes to equity. Refer to Note 4, Leucadia Merger and Related Transactions, for further details.

On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH to Jefferies Group, LLC. The contribution was recorded as a capital contribution and increased member’s equity by $362.3 million. Refer to Note 4, Leucadia Merger and Related Transactions, for further details.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Organization and Basis of Presentation

Organization

On March 1, 2013, Jefferies Group, Inc. was converted into a limited liability company and renamed Jefferies Group LLC. In addition, certain subsidiaries of Jefferies Group, Inc. were also converted into limited liability companies. The accompanying Consolidated Financial Statements therefore refer to Jefferies Group LLC and represent the accounts of Jefferies Group, Inc., as it was formerly known, and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Mortgage Funding, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.

We operate in two business segments, Capital Markets and Asset Management. Capital Markets includes our securities, commodities, futures and foreign exchange trading and investment banking activities, which provides the research, sales, trading and origination effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds.

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). The acquired business represented the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services. The acquisition of Hoare Govett provided us with the opportunity to continue our growth in corporate broking and significantly expand the capabilities and reach of our established European Investment Banking and Equities business units. See Note 5, Hoare Govett Acquisition for further details.

On March 1, 2013, Jefferies Group LLC through a series of merger transactions, became a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Merger Transaction”). The outstanding shares of Jefferies Group LLC were converted into 0.81 shares of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as the holding company of its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, we continue to operate as a full-service global investment banking firm, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports.

In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies (a U.S. broker-dealer) and our high yield activities are now all conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As more fully described in Note 4, Leucadia Merger and Related Transactions, the Merger Transaction is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible assets, and liabilities of Jefferies Group LLC be recorded at their fair values at the date of the Merger Transaction. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a result, our consolidated financial statements for 2013 are presented for the period from March 1, 2013 through May 31, 2013 for the new reporting entity (the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods have been prepared under two different cost bases of accounting.

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

Cash Flow Statement Presentation

As of the second quarter of 2013, certain amounts relating to loans and investments in related parties are classified as components of investing activities on the Consolidated Statements of Cash Flows to conform to the presentation of our Parent company in connection with the establishment of a new accounting entity through the application of push down accounting. These amounts were classified by the Predecessor entity as operating activities for reporting periods prior to the merger.

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests are presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded within Other revenues or Principal transaction revenues, respectively. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.

Intercompany accounts and transactions are eliminated in consolidation.

Immaterial Revision

We are making correcting adjustments (referred to as “adjustments”) to our historical financial statements for the three months ended February 28, 2013. We do not believe these adjustments are material to our financial statements for any previously reported period. It was recently determined that pre-tax non-compensation expenses for the quarter ended February 28, 2013, were overstated by $8.5 million. Professional services expense should have been $24.1 million not $32.6 million, as previously reported. Professional service fees related to the Merger Transaction were incorrectly accrued in the quarter ended February 28, 2013, rather than at 12:01 AM on March 1, 2013 when the transaction was completed. This had the effect of understating net earnings by approximately $5.3 million for the three month period ended February 28, 2013 and, accordingly, we have increased first quarter net earnings to $80.1 million. We evaluated the effects of this error and concluded that it is not material to the previously issued Quarterly Report on Form 10-Q for the three month period ended February 28, 2013. Nevertheless, we revised our consolidated net

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earnings for the three month period ended February 28, 2013 as presented in this Form 10-Q to correct for the effect of this error and appropriately reflected the $8.5 million of professional service fees as an expense in the three month period ended May 31, 2013. The adjustment had an inconsequential impact on the Statement of Financial Condition as of February 28, 2013.

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

Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short-term borrowings, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted / amortized to Interest expense using the effective

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation Process for Financial Instruments

Our Independent Price Verification (“IPV”) Group, which is part of our Finance department, in partnership with Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which is comprised of our Chief Financial Officer, Global Controller, Global Head of Product Control, Chief Risk Officer and Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

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

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for our classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Risk Management personnel in valuing more complex financial instruments and financial

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and is charged with the final conclusions as to the financial instrument fair values in the consolidated financial statements. This process specifically assists the Chief Financial Officer in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. At each quarter end, the overall valuation results, as concluded upon by the IPV Committee, are presented to the Audit Committee.

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

Model Review Process. Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Risk Management, independent from the trading desks, and then approved by Risk Management to be used in the valuation process. Review and approval of a model for use includes benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 12, Investments, and Note 25, Related Party Transactions, for additional information regarding certain of these investments.

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

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

includes internally developed software, which was increased to its fair market value in the allocation of the purchase price on March 1, 2013. The revised carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life. See Note 4, Leucadia Merger and Related Transactions for more information regarding the allocation of the purchase price.

Goodwill and Intangible Assets

Goodwill. We assess whether goodwill has been impaired on an annual basis or when an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.

The methodologies we utilize in estimating the fair value of reporting units include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Our annual goodwill impairment testing date is August 1. Refer to Note 13, Goodwill and Other Intangible Assets for further details on our assessment of goodwill.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test. Our annual indefinite-lived intangible asset impairment testing date is August 1.

To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Income Taxes

We are a single-member limited liability company treated as a disregarded entity for federal and state income tax purposes and our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. Prior to the Merger Transaction we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting for the Merger Transaction the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax bases of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the bases differences. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

The tax benefit related to dividends and dividend equivalents paid on nonvested share-based payment awards and outstanding equity options are recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Equity.

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

Earnings per Common Share

As a single member limited liability company, earnings per share is not calculated for Jefferies Group LLC (the Successor company).

Prior to the Merger Transaction, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor periods, basic earnings per share (“EPS”) is computed

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required. For Predecessor periods, diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and RSUs granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate Basic and Diluted earnings per share under the two-class method.

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

When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.

Note 3.	Accounting Developments

Accounting Standards to be Adopted in Future Periods

Balance Sheet Offsetting Disclosures. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The updates require new disclosures regarding balance sheet offsetting and related arrangements. For derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, the updates require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal quarter ended February 28, 2014), and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operations or cash flows.

Adopted Accounting Standards

Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to report

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted the guidance effective March 1, 2013, presenting the additional disclosures within our Consolidated Statement of Changes in Equity. Adoption did not affect our results of operation, financial condition or cash flows.

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

Goodwill Testing. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance on December 1, 2012, which did not change how goodwill impairment is calculated nor assigned to reporting units and therefore had no effect on our financial condition, results of operations or cash flows.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	Leucadia Merger and Related Transactions

Merger Transaction

On March 1, 2013, Jefferies Group LLC entered into a merger transaction with Leucadia and became a wholly-owned subsidiary of Leucadia as described in Note 1 Organization and Basis of Presentation. Each share of Jefferies Group Inc.’s common stock outstanding was converted into common shares of Leucadia at an Exchange Ratio of 0.81 Leucadia common shares for one share of Jefferies Group, Inc. (the “Exchange Ratio”). Leucadia exchanged Jefferies Group, Inc.’s $125.0 million 3.25% Series A-1 Convertible Cumulative Preferred Stock for a new series of Leucadia $125.0 million 3.25% Cumulative Convertible Preferred Shares. In addition, each restricted share and restricted stock unit of Jefferies Group, Inc. common stock was converted at the Exchange Ratio, into an equivalent award of shares of Leucadia, with all such awards for Leucadia shares subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.

Leucadia did not assume or guarantee any of our outstanding debt securities, but our 3.875% Convertible senior Debentures due 2029 with an aggregate principal amount of $345.0 million are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same.

The merger resulted in a change in our ownership and was recorded under the acquisition method of accounting by Leucadia and pushed-down to us by allocating the total purchase consideration of $4.8 billion to the cost of the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of the merger. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed is recorded as goodwill. The goodwill arising from the merger consists largely of our commercial potential and the value of our assembled workforce.

In connection with the merger, we recognized $9.0 million and $2.1 million in transaction costs during the three months ended May 31, 2013 and February 28, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands except share amounts):

Purchase Price

Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)

Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81

Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-base payment awards (1)	(6,894,856)

Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90

Fair value of common shares acquired by Leucadia	3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891

Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement as of March 1, 2013.
(2)	The value of the shares of common stock exchanged with Jefferies shareholders was based upon the closing price of Leucadia’s common stock at February 28, 2013, the last trading day prior to the date of acquisition.
(3)	Represents Leucadia’s 3.25% Cumulative Convertible Preferred Shares issued in exchange for Jefferies Group, Inc.’s 3.25% Series A-1 Convertible Cumulative Preferred Stock.
(4)	The fair value of share-based payment awards is calculated in accordance with ASC 718, Compensation – Stock Compensation. Share-based payment awards attributable to pre-combination service are included as part of the total purchase price. Share-based payment awards attributable to pre-combination service is estimated based on the ratio of the pre-combination service performed to the original service period of the award.
(5)	The fair value of Jefferies shares owned by Leucadia was based upon a price of $21.72, the closing price of Jefferies common stock at February 28, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets acquired:
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (1)	16,131
Finite-lived intangible customer relationships (1)(2)	136,002
Finite-lived trade name (1)(3)	131,299
Other assets	943,828

Total assets	$38,041,050

Liabilities assumed:
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obl. to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	788,647
Long-term debt	6,353,264
Mandatorily redeemable preferred interests	358,951

Total liabilities	$34,632,385

Noncontrolling interests	356,180

Fair value of net assets acquired, excluding goodwill	$3,052,485

Goodwill	$1,701,616

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.
(2)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted average useful life of approximately 14.4 years.
(3)	The fair value of the finite-lived trade name will be amortized on a straight line basis over a useful life of 35 years.

Intangible assets, not including goodwill, totaling approximately $283.4 million were identified and recognized as part of the acquisition accounting. The goodwill of $1.7 billion resulting from the Merger Transaction is not deductible for tax purposes.

Reorganization of Jefferies High Yield Holdings, LLC

On March 1, 2013, we commenced a reorganization of our high yield joint venture with Leucadia, conducted through Jefferies High Yield Holdings, LLC (“JHYH”) (the parent of Jefferies High Yield Trading, LLC (our high

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

yield trading broker-dealer)). On March 1, 2013, we redeemed the outstanding third party noncontrolling interests in JHYH of $347.6 million. On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH of $362.3 million to Jefferies Group LLC as member’s equity. We subsequently redeemed the mandatorily redeemable preferred interests in JHYH on April 1, 2013. In addition, on April 1, 2013, our high yield trading broker-dealer was merged with Jefferies LLC (our securities U.S. broker-dealer).

Note 5.	Hoare Govett Acquisition

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

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the six months ended May 31, 2012 and is reported within the Capital Markets business segment.

Our results of operations for the six months ended May 31, 2012 include the results of operations of Hoare Govett for the period from February 1, 2012 to May 31, 2012. The acquisition closed on February 29, 2012.

Note 6.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and in other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments, classified as cash and cash equivalents, that are deemed by us to be generally readily convertible into cash as of May 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	May 31, 2013	November 30, 2012

Cash and cash equivalents:
Cash in banks	$697,181	$1,038,664
Money market investments	2,706,298	1,653,931

Total cash and cash equivalents	$3,403,479	$2,692,595

Cash and securities segregated (1)	$3,056,141	$4,082,595

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2013 and November 30, 2012 by level within the fair value hierarchy (in thousands):

	Successor
	May 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,788,659	$106,495	$19,577	$—	$1,914,731
Corporate debt securities	—	3,059,581	18,615	—	3,078,196
Collateralized debt obligations	—	197,965	45,124	—	243,089
U.S. government and federal agency securities	811,279	155,622	—	—	966,901
Municipal securities	—	621,440	—	—	621,440
Sovereign obligations	931,923	1,130,429	—	—	2,062,352
Residential mortgage-backed securities	—	3,440,947	143,766	—	3,584,713
Commercial mortgage-backed securities	—	673,855	16,068	—	689,923
Other asset-backed securities	—	43,512	1,444	—	44,956
Loans and other receivables	—	1,527,117	117,496	—	1,644,613
Derivatives	599,947	1,624,047	8,432	(2,039,660)	192,766
Investments at fair value	—	1,069	76,364	—	77,433
Physical commodities	—	149,175	—	—	149,175

Total financial instruments owned	$4,131,808	$12,731,254	$446,886	$(2,039,660)	$15,270,288

Cash and cash equivalents	$3,403,479	$—	$—	$—	$3,403,479
Investments in managed funds	$—	$—	$55,141	$—	$55,141
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,056,141	$—	$—	$—	$3,056,141
Securities received as collateral	$36,202	$—	$—	$—	$36,202

Total Level 3 assets			$502,027

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,608,517	$37,162	$38	$—	$1,645,717
Corporate debt securities	—	1,315,930	—	—	1,315,930
U.S. government and federal agency securities	762,107	—	—	—	762,107
Sovereign obligations	672,691	799,559	—	—	1,472,250
Residential mortgage-backed securities	—	179,270	—	—	179,270
Commercial mortgage-backed securities	—	2,957	—	—	2,957
Loans	—	1,003,727	15,212	—	1,018,939
Derivatives	624,205	1,771,907	19,231	(2,215,626)	199,717
Physical commodities	—	174,906	—	—	174,906

Total financial instruments sold, not yet purchased	$3,667,520	$5,285,418	$34,481	$(2,215,626)	$6,771,793

Obligation to return securities received as collateral	$36,202	$—	$—	$—	$36,202
Other secured financings	$—	$30,000	$2,294	$—	$32,294
Embedded conversion option	$—	$10,902	$—	$—	$10,902

(1)	There were no transfers between Level 1 and Level 2 for the three months ended May 31, 2013.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $284.3 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Predecessor
	November 30, 2012
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,608,715	$137,245	$16,815	$—	$1,762,775
Corporate debt securities	—	3,034,515	3,631	—	3,038,146
Collateralized debt obligations	—	87,239	31,255	—	118,494
U.S. government and federal agency securities	1,720,617	115,310	—	—	1,835,927
Municipal securities	—	619,969	—	—	619,969
Sovereign obligations	1,722,044	975,810	—	—	2,697,854
Residential mortgage-backed securities	—	4,008,844	156,069	—	4,164,913
Commercial mortgage-backed securities	—	1,060,333	30,202	—	1,090,535
Other asset-backed securities	—	93,228	1,114	—	94,342
Loans and other receivables	—	497,918	180,393	—	678,311
Derivatives	615,024	1,547,984	328	(1,865,250)	298,086
Investments at fair value	—	43,126	83,897	—	127,023
Physical commodities	—	144,016	—	—	144,016

Total financial instruments owned	$5,666,400	$12,365,537	$503,704	$(1,865,250)	$16,670,391

Level 3 financial instruments for which the firm does not bear economic exposure (3)			(53,289)

Level 3 financial instruments for which the firm bears economic exposure			$450,415

Cash and cash equivalents	$2,692,595	$—	$—	$—	$2,692,595
Investments in managed funds	$—	$—	$57,763	$—	$57,763
Cash and securities segregated and on deposit for regulatory purposes (4)	$4,082,595	$—	$—	$—	$4,082,595

Total Level 3 assets for which the firm bears economic exposure			$508,178

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,442,347	$96,947	$38	$—	$1,539,332
Corporate debt securities	—	1,389,312	—	—	1,389,312
U.S. government and federal agency securities	1,428,746	250,387	—	—	1,679,133
Sovereign obligations	1,395,355	591,624	—	—	1,986,979
Residential mortgage-backed securities	—	239,063	—	—	239,063
Commercial mortgage-backed securities	—	2,148	—	—	2,148
Loans	—	205,516	1,711	—	207,227
Derivatives	547,605	1,684,884	9,516	(2,012,878)	229,127
Physical commodities	—	183,142	—	—	183,142

Total financial instruments sold, not yet purchased	$4,814,053	$4,643,023	$11,265	$(2,012,878)	$7,455,463

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2012.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.
(4)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $404.3 million.

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

•

Agency Residential Inverse Interest-Only Securities (“Agency Inverse IOs”): The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 or Level 3 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

OTC options include OTC equity, foreign exchange and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps, which incorporate observable inputs related to commodity spot prices and forward curves. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and shares in non-U.S. exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at May 31, 2013 and November 30, 2012 (in thousands):

	Successor
	May 31, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$20,074	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	315	—	—
Fund of Funds(3)	433	106	—
Equity Funds(4)	65,851	49,019	—
Convertible Bond Funds(5)	3,038	—	At Will
Other Investments(6)	17	—	Bi-Monthly

Total(8)	$89,728	$49,125

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Predecessor
	November 30, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$19,554	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	612	—	—
Fund of Funds(3)	604	106	—
Equity Funds(4)	69,223	59,272	—
Convertible Bond Funds(5)	3,002	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$93,014	$59,378

(1)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At May 31, 2013 and November 30, 2012, investments representing approximately 98% and 96%, respectively, of the fair value of investments in this category are redeemable with 30 – 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $0.5 million at November 30, 2012. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.
(2)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(3)	Includes investments in fund of funds that invest in various private equity funds. At May 31, 2013 and November 30, 2012, approximately 94%, of the fair value of investments in this category is managed by us and has no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. As of May 31, 2013 and November 30, 2012, we have requested redemption for investments representing approximately 6% of the fair value of investments in this category; however, we are unable to estimate when these funds will be received.
(4)	At May 31, 2013 and November 30, 2012, investments representing approximately 99% and 98%, respectively of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. At May 31, 2013 and November 30, 2012, investments representing approximately 1% and 2%, respectively of the fair value of investments in equity funds are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At May 31, 2013 and November 30, 2012, this category includes investments in equity funds managed by us with a fair value of $53.2 million and $55.6 million and unfunded commitments of $47.5 million and $56.9 million, respectively.
(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(6)	Other investments at May 31, 2013 and November 30, 2012 included investments in funds that invest in commodity futures and options contracts.
(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.
(8)	Investments at fair value in the Consolidated Statements of Financial Condition at May 31, 2013 and November 30, 2012 include $42.8 million and $91.8 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Secured Financings

Other secured financings includes the notes issued by VIEs related to transfers of financial assets and accounted for as financings, which are classified as Level 2 within the fair value hierarchy. Fair value is based on recent transaction prices. Other secured financings also includes mortgage-backed securities issued by a VIE for which we are deemed the primary beneficiary, categorized within Level 3 of the fair value hierarchy and measured using a discounted cashflow model with discount yield being a significant input.

Embedded Conversion Option

The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 2 within the fair value hierarchy. The conversion option was valued using Black-Scholes methodology with significant assumptions including the price of Leucadia’s common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.

Pricing Information

At May 31, 2013 and November 30, 2012, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	Successor		Predecessor
	May 31, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	12%	24%	11%	19%
Recently observed transaction prices	9%	15%	5%	6%
External pricing services	66%	56%	70%	71%
Broker quotes	2%	1%	1%	0%
Valuation techniques	11%	4%	13%	4%

	100%	100%	100%	100%

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2013 (in thousands):

	Successor
	Three Months Ended May 31, 2013 (3)
	Balance, February 28, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, May 31, 2013	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$2,906	$5,023	$(2,984)	$—	$1,398	$19,577	$2,058
Corporate debt securities	31,820	(2,867)	918	(11,989)	—	733	18,615	(2,242)
Collateralized debt obligations	29,776	6,698	17,864	(6,270)	—	(2,944)	45,124	6,148
Residential mortgage-backed securities	169,426	(86)	57,750	(71,534)	(5,436)	(6,354)	143,766	(367)
Commercial mortgage-backed securities	17,794	(2,905)	1,403	(2,744)	(1,578)	4,098	16,068	(3,835)
Other asset-backed securities	1,252	(4)	—	—	—	196	1,444	(4)
Loans and other receivables	170,986	(5,049)	160,409	(24,741)	(188,268)	4,159	117,496	(6,925)
Investments, at fair value	70,067	(1,197)	5,000	—	(2,493)	4,987	76,364	(1,349)
Investments in managed funds	59,976	(927)	2,532	—	(6,562)	122	55,141	(926)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	—	(1,542)	—	—	—	—	—
Net derivatives (2)	11,185	(386)	—	—	—	—	10,799	386
Loans	7,398	—	(7,398)	15,212	—	—	15,212	—
Other secured financing	—	—	—	—	—	2,294	2,294	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended May 31, 2013.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2013

During the three months ended May 31, 2013, transfers of assets of $54.9 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•

Non-agency residential mortgage-backed securities of $29.7 million and commercial mortgage-backed securities of $5.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $6.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

•	Corporate equity securities of $2.7 million and corporate debt securities of $2.0 million due to lack of observable market transactions;

•	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity;

During the three months ended May 31, 2013, transfers of assets of $48.5 million from Level 3 to Level 2 are attributed to:

•

Non-agency residential mortgage-backed securities of $36.0 million and commercial mortgage-backed securities of $1.5 million for which market trades were observed in the period for either identical or similar securities;

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Collateralized debt obligations of $5.7 million and loans and other receivables of $2.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $1.3 million and corporate debt securities of $1.2 million due to an increase in observable market transactions.

During the three months ended May 31, 2013, there were $2.3 million of transfers of liabilities from Level 2 to Level 3 and no transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $3.4 million and net gains on Level 3 liabilities were $0.4 million for the three months ended May 31, 2013. Net losses on Level 3 assets were primarily due to decreased valuations of certain loans and other receivables, commercial mortgage-backed securities, corporate debt securities, investments at fair value, investments in managed funds and residential mortgage-backed securities, partially offset by an increase in valuation of certain collateralized debt obligations and corporate equity securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (3)
	Balance, November 30, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,624	9,406	(17,374)	—	2,865	29,776	(1,125)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	50	1,627	(1,342)	(19)	(178)	1,252	(1)
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	952	(4,923)	(9,721)	(1,099)	70,067	1,171
Investments in managed funds	57,763	(363)	11,068	—	(8,492)	—	59,976	(363)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (2)	9,188	2,648	—	—	—	(651)	11,185	2,648
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended February 28, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2012 (in thousands):

	Predecessor
	Three Months Ended May 31, 2012 (3)
	Balance, February 29, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, May 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$30,269	$(4,392)	$4,240	$(343)	$—	$(3,985)	$25,789	$(4,429)
Corporate debt securities	33,606	269	14,610	(34,404)	—	(6,109)	7,972	(280)
Collateralized debt obligations	72,576	(7,064)	70,819	(60,538)	(617)	8,830	84,006	(2,102)
Municipal securities	1,176	(85)	—	(626)	—	—	465	(76)
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed securities	128,751	3,170	34,667	(31,723)	(10,844)	(466)	123,555	(2,641)
Commercial mortgage-backed securities	35,792	(1,346)	3,026	(1,179)	(855)	5,156	40,594	(936)
Other asset-backed securities	5,389	53	7,978	(10,507)	(51)	(1,589)	1,273	—
Loans and other receivables	104,449	(3,784)	45,846	(10,186)	(14,309)	(13,342)	108,674	(3,795)
Investments, at fair value	78,110	13,900	308	(6)	(476)	—	91,836	13,915
Investments in managed funds	73,015	(6,174)	2,011	—	(538)	—	68,314	(6,169)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$11,511	$(765)	$(340)	$1,217	$—	$416	$12,039	$(255)
Corporate debt securities	74	—	—	—	—	—	74	—
Net derivatives (2)	8,310	(3,800)	(93)	—	—	(22)	4,395	(3,800)

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended May 31, 2012.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2012

During the three months ended May 31, 2012, transfers of assets of $70.2 million from Level 2 to Level 3 are primarily attributed to:

•	Collateralized debt obligations of $21.7 million which have no recent trade activity;

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2012 (in thousands):

	Predecessor
	Six Months Ended May 31, 2012 (3)
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, May 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(2,705)	$18,530	$(343)	$—	$(3,182)	$25,789	$(2,741)
Corporate debt securities	48,140	675	15,405	(50,387)	(1,276)	(4,585)	7,972	(305)
Collateralized debt obligations	47,988	(7,500)	86,833	(82,125)	(1,286)	40,096	84,006	(3,226)
Municipal securities	6,904	(156)	—	(1,366)	—	(4,917)	465	(76)
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed securities	149,965	(2,416)	46,408	(64,726)	(17,789)	12,113	123,555	(7,960)
Commercial mortgage-backed securities	52,407	(2,972)	4,860	(3,716)	(900)	(9,085)	40,594	(2,349)
Other asset-backed securities	3,284	18	8,081	(8,631)	(98)	(1,381)	1,273	(5)
Loans and other receivables	97,291	(3,334)	82,929	(30,873)	(39,844)	2,505	108,674	(4,744)
Investments, at fair value	78,326	15,277	789	(6)	(2,550)	—	91,836	15,293
Investments in managed funds	70,740	(12,387)	10,511	—	(550)	—	68,314	(12,384)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(681)	$(340)	$13,060	$—	$—	$12,039	$(208)
Corporate debt securities	74	—	—	—	—	—	74	—
Net derivatives (2)	9,285	(2,288)	(389)	—	—	(2,213)	4,395	(1,065)
Loans	10,157	—	(10,157)	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the six months ended May 31, 2012.

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2012

During the six months ended May 31, 2012, transfers of assets of $114.6 million from Level 2 to Level 3 are attributed to:

•	Collateralized debt obligations of $52.3 million which have little to no transparency in trade activity;

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2013 and November 30, 2012

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Successor
May 31, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Corporate equity securities	$19,577
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 16.0	7.7
		Scenario analysis	Estimated recovery percentage	25%	—
Warrants		Option model	Volatility	35%	—

Corporate debt securities	$18,615
		Scenario analysis	Estimated recovery percentage	25%	—
		Comparable pricing	Comparable bond or loan price	$62.50 to $69.60	$66.95
		Market approach	Yield	14%	—
Collateralized debt obligations	$41,499
		Discounted cash flows	Constant prepayment rate	0% to 5%	0.2%
			Constant default rate	0% to 10%	1%
			Loss severity	13% to 100%	35%
			Yield	10% to 59%	27%
Residential mortgage-backed securities	$143,766
		Discounted cash flows	Constant prepayment rate	0% to 33%	7%
			Constant default rate	1% to 50%	7%
			Loss severity	25% to 75%	49%
			Yield	0% to 54%	8%
Commercial mortgage-backed securities	$16,068
		Discounted cash flows	Loss severity	65%	—
			Yield	22% to 98%	41%
			Cumulative loss rate	2% to 21%	11%
Other asset-backed securities	$1,444
		Discounted cash flows	Loss severity	30%	—
			Yield	7%	—
Loans and other receivables	$82,865
		Comparable pricing	Comparable bond or loan price	$100.00 to $101.25	$100.29
		Discounted cash flows	Yield	20%	—
			Cumulative loss rate	0%	—
		Market approach	Yield	10% to 12%	11%
			EBITDA (a) multiple	6.5	—
		Scenario analysis	Estimated recovery percentage	11% to 50%	35%

Derivatives	$8,432
Loan Commitments		Comparable pricing	Comparable bond or loan price	$100.00 to $101.25	$100.61

Investments at fair value	$14,510
Private equity securities		Comparable pricing	Comparable share price	$400.00	—

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Derivatives	$(19,231)
Equity options		Option model	Volatility	37%	—
Loan commitments		Comparable pricing	Comparable bond or loan price	$97.50 to $101.25	$100.20

Loans	(15,212)
		Comparable pricing	Comparable bond or loan price	$100.00 to $101.25	$100.42

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Predecessor
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

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At May 31, 2013 and November 30, 2012, the exclusions consisted of $110.1 million and $82.7 million, respectively, primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans.

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

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned-derivatives and Financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned – Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 12, Investments for further details regarding our investment in Knight Capital Group, Inc. We have also elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for secured financings that arise in connection with our securitization activities and other structural financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012
Financial Instruments Owned:
Loans and other receivables	$13,474	$3,924	$2,839	$4,713

Financial Instruments Sold:
Loans	$—	$—	$101	$121
Loan commitments	(5,421)	(2,746)	(1,239)	(1,796)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	May 31, 2013	November 30, 2012
Financial Instruments Owned:
Loans and other receivables (2)	$279,278	$256,271
Loans greater than 90 days past due (1) (2)	—	10,433

(1)	The aggregate fair value of loans that were 90 or more days past due was $-0- and $34.7 million at May 31, 2013 and November 30, 2012.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loans or other receivables on nonaccrual status at May 31, 2013 and November 30, 2012.

Note 8.	Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legal right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 7, Fair Value Disclosures and Note 22, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

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

The following tables present the fair value and related number of derivative contracts at May 31, 2013 and November 30, 2012 categorized by type of derivative contract. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Successor
	May 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$808,242	33,820	$895,260	54,324
Foreign exchange contracts	635,106	127,740	695,458	113,516
Equity contracts	598,779	1,738,780	623,633	2,873,446
Commodity contracts	143,570	679,472	143,134	681,988
Credit contracts: centrally cleared swaps	35,902	62	39,145	52
Credit contracts: other credit derivatives	10,827	29	18,713	37

Total	2,232,426		2,415,343
Counterparty/cash-collateral netting	(2,039,660)		(2,215,626)

Total per Consolidated Statement of Financial Condition	$192,766		$199,717

	Predecessor
	November 30, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$927,896	67,410	$1,065,788	90,831
Foreign exchange contracts	387,325	118,958	357,277	116,758
Equity contracts	577,964	1,526,127	528,979	1,396,213
Commodity contracts	265,703	754,987	278,660	728,696
Credit contracts	4,448	13	11,301	40

Total	2,163,336		2,242,005
Counterparty/cash-collateral netting	(1,865,250)		(2,012,878)

Total per Consolidated Statement of Financial Condition	$298,086		$229,127

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended May 31, 2013 and February 28, 2013 and for the three and six months ended May 31, 2012 (in thousands):

	Successor	Predecessor
Gains (Losses)	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012

Interest rate contracts	$29,381	$25,713	$(61,500)	$(77,735)
Foreign exchange contracts	4,135	11,895	7,648	8,809
Equity contracts	33,892	(5,436)	4,351	(25,761)
Commodity contracts	21,513	19,585	25,832	46,512
Credit contracts	(11,010)	(3,742)	5,840	(9,387)

Total	$77,911	$48,015	$(17,829)	$(57,562)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as of May 31, 2013 (in thousands):

	Successor
	OTC Derivative Assets (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$44,146	$434	$—	$(4)	$44,576
Credit default swaps	—	1,507	61		1,568
Equity swaps and options	7,596	—	—	—	7,596
Total return swaps	1,139	1	—	(1)	1,139
Foreign currency forwards, swaps and options	100,329	36,743	—	(12,324)	124,748
Fixed income forwards	—	—	316	—	316
Interest rate swaps and options	16,352	48,174	162,419	(64,138)	162,807

Total	$169,562	$86,859	$162,796	$(76,467)	342,750

Cross product counterparty netting					(1,809)

Total OTC derivative assets included in Financial instruments owned					$340,941

(1)	At May 31, 2013, we held exchange traded derivative assets and other credit agreements with a fair value of $16.8 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At May 31, 2013, cash collateral received was $164.9 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Successor
	OTC Derivative Liabilities (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$35,272	$125	$—	$(4)	$35,393
Credit default swaps	125	9,755	—	—	9,880
Equity swaps and options	7,883	—	—	—	7,883
Total return swaps	6,221	—	250	(1)	6,470
Foreign currency forwards, swaps and options	161,209	35,782	—	(12,324)	184,667
Fixed income forwards	431	—	—	—	431
Interest rate swaps and options	10,888	123,027	182,940	(64,138)	252,717

Total	$222,029	$168,689	$183,190	$(76,467)	497,441

Cross product counterparty netting					(1,809)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$495,632

(1)	At May 31, 2013, we held exchange traded derivative liabilities and other credit agreements with a fair value of $45.0 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At May 31, 2013, cash collateral pledged was $340.9 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At May 31, 2013, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$232,256
BBB- to BBB+	34,697
BB+ or lower	54,576
Unrated	19,412

Total	$340,941

(1)	We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2013 and November 30, 2012 is $126.1 million and $164.8 million, respectively, for which we have posted collateral of $106.9 million and $129.2 million, respectively, in the normal

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2013 and November 30, 2012, we would have been required to post an additional $20.1 million $38.1 million, respectively, of collateral to our counterparties.

Note 9.	Collateralized Transactions

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2013 and November 30, 2012, the approximate fair value of securities received as collateral by us that may be sold or repledged was $20.1 billion and $21.1 billion, respectively. The fair value of securities received as collateral at May 31, 2013 and November 30, 2012 that pertains to our securities financing activities at May 31, 2013 and November 30, 2012 are as follows (in thousands):

	Successor	Predecessor
	May 31, 2013	November 30, 2012
Carrying amount:
Securities purchased under agreements to resell	$3,467,625	$3,357,602
Securities borrowed	5,357,672	5,094,679
Securities received as collateral	36,202	—

Total assets on Consolidated Statement of Financial Condition	8,861,499	8,452,281
Netting of securities purchased under agreements to resell (1)	7,809,191	9,982,752

	16,670,690	18,435,033
Fair value of collateral received in excess of contract amount (2)	3,463,804	2,683,767

Fair value of securities received as collateral	$20,134,494	$21,118,800

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.
(2)	Includes collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,320.3 million and $1,252.6 million at May 31, 2013 and November 30, 2012, respectively, of which $549.6 million and $727.7 million had been rehypothecated and collateral received on securities for securities transactions of $2,257.6 million and $1,378.8 million at May 31, 2013 and November 30, 2012, respectively.

At May 31, 2013 and November 30, 2012, a substantial portion of the securities received by us had been sold or repledged.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At May 31, 2013 and November 30, 2012, $36.2 million and $-0- million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Note 10.	Securitization Activities

We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 11, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012

Transferred assets	$2,184.0	$2,735.2	$2,901.8	$4,938.6
Proceeds on new securitizations	2,190.9	2,751.3	3,232.2	5,279.1
Net revenues	4.8	12.9	6.1	14.1

Cash flows received on retained interests	$11.1	$32.3	$9.1	$24.9

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these SPEs and have no liabilities related to these SPEs at May 31, 2013 and November 30, 2012. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

these SPEs, although the securities are included in Financial instruments owned – Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11, Variable Interest Entities.

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	Successor
	As of May 31, 2013
Securitization Type	Total Assets		Retained Interests

U.S. government agency residential mortgage-backed securities	$6,770.6		$406.1	(1)
U.S. government agency commercial mortgage-backed securities	3,297.2		62.3	(1)
Collateralized loan obligations	1,191.5	(2)	29.5	(2)

(1)	A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of June 28, 2013, we continue to hold approximately $387.3 million and $27.7 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.
(2)	Total assets include assets transferred by unrelated transferors. Retained interests at June 28, 2013 was $29.5 million.

	Predecessor
	As of November 30, 2012
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$3,791.5	$335.2	(1)
U.S. government agency commercial mortgage-backed securities	2,193.4	28.9	(1)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of June 28, 2013, we continue to hold approximately $69.9 million and $13.5 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

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

Note 11.	Variable Interest Entities

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

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

•

Prior to the merger of Jefferies High Yield Holdings, LLC with Jefferies on April 1, 2013, ownership of debt, equity and partnership interests in Jefferies High Yield Holdings, LLC and related entities,

•	Management and performance fees in the Jefferies Umbrella Fund, and

•	Loans to and investments in investment fund vehicles.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of May 31, 2013 and November 30, 2012. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	Successor			Predecessor
(in millions)	May 31, 2013			November 30, 2012
	High Yield	Securitization Vehicles	Other	High Yield	Securitization Vehicles	Other

Cash	$45.0	$—	$0.2	$388.1	$—	$0.2
Financial instruments owned	—	107.4	0.5	894.2	10.0	0.5
Securities borrowed	—	—	—	372.1	—	—
Securities purchased under agreement to resell (3)	—	195.1	—	—	60.0	—
Receivable from brokers and dealers	—	—	—	264.5	—	—
Other	—	—	—	11.4	—	—

	$45.0	$302.5	$0.7	$1,930.3	$70.0	$0.7

Financial instruments sold, not yet purchased	$—	$—	$—	$526.1	$—	$—
Securities loaned	—	—	—	112.0	—	—
Payable to brokers and dealers	—	—	—	201.2	—	—
Mandatorily redeemable interests (1)	—	—	—	1,076.0	—	—
Redemption payable	43.2	—	—	—	—	—
Other secured financings (2)	—	302.5	—	—	70.0	—
Other	1.8	—	0.2	15.0	—	0.2

	$45.0	$302.5	$0.2	$1,930.3	$70.0	$0.2

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million at November 30, 2012. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.
(2)	Approximately $75.1 million and $7.7 million of the secured financing represents an amount held by us in inventory and eliminated in consolidation at May 31, 2013 and November 30, 2012, respectively.
(3)	Securities purchased under agreement to resell represent an amount due from a related consolidated entity in a collateralized transaction, which is eliminated in consolidation.

High Yield. We have historically conducted our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”) and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT was a registered broker-dealer engaged in the secondary sales and trading of high yield and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT made markets in high yield and distressed securities and provided research coverage on these types of securities. JLCP was engaged in the trading of bank debt, credit default swaps and trade claims. JHYT and JLCP were wholly owned subsidiaries of JHYH. As of November 30, 2012, we owned voting and non-voting interests in JHYH and had entered into management, clearing, and other services agreements with JHYH. We and Leucadia each had the right to nominate two of a total of four directors to JHYH’s board of directors. Further, two funds managed by us, JSOP and JESOP, were also investors in JHYH. We determined that JHYH, JSOP and JESOP met the definition of a variable interest entity and, as the primary beneficiary of JHYH, JSOP and JESOP, consolidated JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT and JLCP), JSOP and JESOP. At November 30, 2012, the carrying amount of our variable interest was $389.4 million, which consist of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which were eliminated in consolidation.

On April 1, 2013, we merged JHYH and JHYT into Jefferies with Jefferies as the surviving entity. In addition, JLCP became a wholly-owned subsidiary of Jefferies Group LLC. Accordingly, the high yield entities that were

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated VIEs no longer exist at May 31, 2013. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries for further discussion of JSOP, JESOP and the mandatorily redeemable interests in JHYH.

Effective March 1, 2013, we deconsolidated JSOP and JESOP following their liquidation and dissolution and we redeemed third party interest in JSOP and JESOP for cash of $347.6 million (after giving effect to redemption of their respective interests in JHYH for cash, equal to the valuation of JHYH as of February 28, 2013). A portion of the redemption is still to be remitted to third party interests and are held in liquidating trusts, which we consider to be VIEs, and are recognized as redemptions payable and included within Accrued expenses and other liabilities on our Consolidated Statement of Financial Condition. There was no gain or loss recognized on the deconsolidation of JSOP and JESOP.

Securitization Vehicles. We are the primary beneficiary of securitization vehicles to which we transferred loans and may retain servicing rights over the loans as well as retain a portion of the securities issued by the securitization vehicles. Our variable interests in these vehicles consist of the securities and a contractual servicing fee. The asset of these VIEs consists of project and corporate loans, which is available for the benefit of the vehicles’ beneficial interest holders. The creditors of these VIEs do not have recourse to our general credit.

We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consists of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit.

At May 31, 2013 a transfer to a VIE did not meet the criteria of a sale and we continue to recognize the assets in Financial instruments owned, and the associated liabilities in Other secured financings in the Consolidated Statement of Financial Condition.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the three months ended May 31, 2013 and February 28, 2013 and year ended November 30, 2012. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at May 31, 2013 and November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	Successor
	May 31, 2013
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$33.7	(2)	$33.7	(4)	$1,799.7
Agency mortgage- and asset-backed securitizations (1)	1,204.1	(2)	1,204.1	(4)	3,735.8
Non-agency mortgage- and asset-backed securitizations (1)	1,027.9	(2)	1,027.9	(4)	57,136.6
Asset management vehicle	3.0	(3)	3.0	(4)	399.6
Private equity vehicles	48.3	(3)	99.2		80.3

Total	$2,317.0		$2,367.9		$63,152.0

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at May 31, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

	Predecessor
	November 30, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$5.3	(2)	$5.3	(4)	$499.7
Agency mortgage- and asset-backed securitizations (1)	1,579.1	(2)	1,579.1	(4)	6,396.6
Non-agency mortgage- and asset-backed securitizations (1)	814.1	(2)	814.1	(4)	54,436.2
Asset management vehicle	3.0	(3)	3.0	(4)	505.3
Private equity vehicles	55.0	(3)	107.7		82.1

Total	$2,456.5		$2,509.2		$61,919.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations. We acted as transferor and underwriter in several collateralized loan obligation (“CLOs”) transactions during the period and retained securities representing variable interests in the CLOs. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. In addition, we own variable interests in CLOs previously managed by us. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our exposure to loss from these entities is limited to our investments in the debt securities held. Regarding the CLOs previously managed by us, our variable interests consists of debt securities (with a fair value of $4.2 million and $5.3 million at May 31, 2013 and November 30, 2012, respectively) and a right to a portion of the CLOs’ management and incentive fees. Management and incentives fees are accrued as the amounts become realizable.

Mortgage- and Asset-Backed Vehicles. In connection with our trading and market making activities, we buy and sell mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities of $1,204.1 million, non-agency mortgage- and asset-backed securities of $1,027.9 million and collateralized loan obligations of $33.7 million at May 31, 2013 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at May 31, 2013 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$33.7	$—	$33.7
Variable interests in agency mortgage- and asset-backed securitizations	—	1,204.1	1,204.1
Variable interests in nonagency mortgage- and asset-backed securitizations	1,027.9	—	1,027.9
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	24.9	1,810.9	1,835.8
Commercial mortgage-backed securities	59.3	370.5	429.8
Collateralized debt obligations	20.3	—	20.3
Other asset-backed securities	11.1	—	11.1

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$1,177.2	$3,385.5	$4,562.7

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of May 31, 2013 and November 30, 2012 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of May 31, 2013 and November 30, 2012, we funded approximately $35.5 million and $27.1 million, respectively, of our commitment. The carrying amount of our equity investment was $25.2 million and $20.8 million at May 31, 2013 and November 30, 2012, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment up to an aggregate principal amount of $33.0 million. The carrying amount of our equity investment was $1.5 million at May 31, 2013 and November 30, 2012, respectively. As of May 31, 2013 and November 30, 2012, we funded approximately $21.6 million and $32.7 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 12.	Investments

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of May 31, 2013, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for total committed equity capital to Jefferies Finance of $1.2 billion. As of May 31, 2013, we have funded $299.4 million of our aggregate $600.0 million commitment, leaving $300.6 million unfunded. The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $700.0 million. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. At May 31, 2013, we have not funded any of our $350.0 million commitment. During the three months ended May 31, 2013 and February 28, 2013, $0.4 million and $4.1 million of interest income and $0.4 million and $0.3 million of unfunded commitment fees, respectively, are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility. During the three and six months ended May 31, 2012, we earned interest income of $0.9 million and $3.4 million and unfunded commitment fees of $0.5 million and $0.9 million, respectively.

The following is a summary of selected financial information for Jefferies Finance as of May 31, 2013 and November 30, 2012 (in millions):

	May 31, 2013	November 30, 2012

Total assets	$2,474.9	$1,643.5
Total liabilities	1,876.0	1,102.1
Total equity	598.9	541.4
Our total equity balance	299.5	270.7

The net earnings of Jefferies Finance were $20.1 million and $56.7 million for the three and six months ended May 31, 2013, respectively and $27.1 million and $57.2 million for the three and six months ended May 31, 2012, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $35.2 million and $31.0 million during the three months ended May 31, 2013 and February 28, 2013 and $32.2 million and $55.9 million during the three and six months ended May 31, 2012, respectively, recognized within Investment banking on the Consolidated Statements of Earnings. In addition, in relation to these transactions, we paid fees to Jefferies Finance of $6.2 million and $0.8 million during the three months ended May 31, 2013 and February 28, 2013, and $2.5 million and $6.3 million during the three and six months ended May 31, 2012, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

Under a service agreement, we charged Jefferies Finance $5.4 million and $15.7 million for certain administrative services for the three months ended May 31, 2013 and February 28, 2013 and $6.9 million, and $17.8 million for the three and six months ended May 31, 2012, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $19.8 million and $32.1 million at May 31, 2013 and November 30, 2012, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. As of May 31, 2013 and November 30, 2012, we have funded $107.5 million and $110.0 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore as of May 31, 2013 and November 30, 2012 (in millions):

	May 31, 2013	November 30, 2012

Total assets	$838.0	$353.6
Total liabilities	533.1	81.8
Total equity	304.9	271.8
Our total equity balance	147.9	131.8

The net earnings of Jefferies LoanCore were $41.7 million and $49.1 million for the three and six months ended May 31, 2013, respectively, and $31.0 million and $44.6 million for the three and six months ended May 31, 2012, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.1 million and $0.6 million for administrative services for the three months ended May 31, 2013 and February 28, 2013 and $0.1 million and $0.3 million for the three and six months ended May 31, 2012, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $36,000 and $37,000, at May 31, 2013 and November 30, 2012, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of May 31, 2013, the aggregate net fair value of derivative transactions outstanding with Jefferies LoanCore was $0.8 million and is included within Financial instruments owned on the Consolidated Statement of Financial Condition. During the three months ended May 31, 2013 and February 28, 2013, we recognized gains of $7.0 million and $0.2 million, respectively, on derivative transactions with Jefferies LoanCore which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital, a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock in exchange for cash consideration of $125.0 million. The preferred stock consisted of 24,876 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (“Series A-1 Shares”) and 100,124 shares of Series A-2 Non-voting Cumulative Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. As of May 31, 2013, we own approximately 22% of the outstanding common stock of Knight Capital.

We elected to record our investment in Knight Capital at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at May 31, 2013 is based on the closing exchange price of Knight Capital’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $(5.7) million and $26.5 million for the three months ended May 31, 2013 and February 28, 2013, respectively, are recognized in Revenues – Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight Capital as of March 31, 2013 and December 31, 2012, the most recently available public financial information for the company (in millions):

	March 31, 2013	December 31, 2012

Total assets	$10,912.8	$9,778.4
Total liabilities	9,426.8	8,295.9
Total equity and convertible preferred stock	1,486.0	1,482.5

For the three months ended March 31, 2013, Knight Capital reported a net loss of $9.4 million.

On July 1, 2013, Knight Capital Group, Inc. completed its previously announced merger with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital common stock for the remainder of our holdings. As of July 2, 2013, we own approximately 8.5% of KCG Holdings, Inc.

We have separately entered into securities lending transactions with Knight Capital in the normal course of our capital markets activities. At May 31, 2013, the balances of securities borrowed and securities loaned were $6.4 million and $32.2 million, respectively.

Note 13.	Goodwill and Other Intangible Assets

In connection with the Merger Transaction, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, as of March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. See Note 4, Leucadia Merger and Related Transactions for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The following table is a summary of the changes to goodwill for the three months ended May 31, 2013, three months ended February 28, 2013 and twelve months ended November 30, 2012 (in thousands):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013		Twelve Months Ended November 30, 2012

Balance, at beginning of period	$1,701,616	$365,670		$365,574
Add: Contingent consideration	—	2,394		—
Add: Translation adjustments	(2,210)	(1,287)		96

Balance, at end of period	$1,699,406	$366,777	(1)	$365,670

(1)	Predecessor Company goodwill as of February 28, 2013 was reduced to $-0- as of March 1, 2013, as a result of purchase accounting adjustments.

Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with the acquisition of LongAcre Partners in 2007.

At least annually, and more frequently if warranted, we assess goodwill for impairment. Estimating the fair value of a reporting unit and/ or assessing the effect of events and change in circumstances on the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. Further, adverse market or economic events in the future could result in impairment charges in future periods. As part of the push down of the acquisition method of accounting for the Merger Transaction and the resulting creation of a new Successor reporting entity, our annual goodwill impairment testing date is designated as August 1. Prior to the merger, our annual goodwill impairment test date was June 1.

As of May 31, 2013, goodwill of $1,644.3 million and $55.1 million is assigned to our Capital Markets and Asset Management segments, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets as of May 31, 2013 and November 30, 2012 (in thousands):

	Successor
	May 31, 2013
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$136,002	$(5,650)	$130,352	14.4
Trade name	131,299	(938)	130,361	34.8
Exchange and clearing organization membership interests and registrations	16,060	—	16,060	N/A

	$283,361	$(6,588)	$276,773

	Predecessor
	November 30, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$10,542	$—	$(4,107)	6,435	7.9
Trade name	1,680	—	(1,287)	393	3.5
Other	100	—	(15)	85	12.8
Exchange and clearing organization membership interests and registrations	11,219	(2,873)	—	$8,346	N/A

	$23,541	$(2,873)	$(5,409)	$15,259

Intangible assets with an indefinite useful life are not amortized but assessed annually for impairment, or more frequently when certain events or circumstances exist. Subsequent to the merger, our annual impairment testing date is August 1. Prior to the merger, our annual impairment testing date was June 1. During the second fiscal quarter of 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interests and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year.

Regarding intangible assets with a finite life, aggregate amortization expense for the three months ended May 31, 2013 and February 28, 2013 was $6.8 million and $0.4 million, respectively, and $0.6 million and $1.2 million for the three and six months ended May 31, 2012, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense

2013	$13,541
2014	12,682
2015	12,682
2016	12,682
2017	12,682

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage Servicing Rights

On November 30, 2012, (Predecessor period), we sold substantially all of our mortgage servicing rights for military housing for approximately $30.9 million; and on May 20, 2013 (Successor period) we sold the remaining servicing rights for $2.0 million.

Mortgage servicing rights for military housing mortgage loans are accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights are amortized over the period of the estimated net servicing income, which is reported in Other revenues in the Consolidated Statements of Earnings. We provide no credit support in connection with the servicing of these loans and are not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represent one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned fees related to these servicing rights of $104,000 and $114,000 during the three months ended May 31, 2013 and February 28, 2013 and $0.9 million and $1.9 million during the three and six months ended May 31, 2012, respectively.

The following presents the activity in the balance of these servicing rights for the three months ended May 31, 2013 and February 28, 2013 and year ended November 30, 2012 (in thousands):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012

Balance, beginning of period	$2,000	$805	$8,202
Add: Acquisition	—	—	162
Less: Sales, net	(2,000)	—	(6,959)
Less: Pay down	—	—	(211)
Less: Amortization	—	(10)	(389)

Balance, end of period	$—	$795	$805

Note 14.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances. Bank loans at November 30, 2012 totaled $150.0 million, of which $100.0 million is secured financing. No bank loans were outstanding as of May 31, 2013. Average daily bank loans for the three months ended May 31, 2013 and February 28, 2013 and year ended November 30, 2012 were $66.3 million, $110.0 million and $66.4 million, respectively. Unused borrowing facilities for short-term financing at May 31, 2013 were $475.0 million in aggregate, of which $375.0 million would be secured.

Note 15.	Long-Term Debt

In conjunction with pushdown accounting for the Merger Transaction with Leucadia on March 1, 2013, we recorded our long-term debt at fair value of $6.1 billion, which included $536.5 million representing the excess of the fair value over the total principal amount of our debt in aggregate. The premium is being amortized to interest expense using the effective yield method over the remaining lives of the underlying debt obligations. See Note 4, Leucadia Merger and Related Transactions for further information. Prior to the Merger Transaction our debt was accounted for on an amortized cost basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at May 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	May 31, 2013	November 30, 2012
Unsecured Long-Term Debt
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$261,069	$249,564
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	520,268	499,382
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	378,060	349,248
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	859,688	771,450
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	870,859	706,990
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	873,434	743,945
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 3.82%)	4,557	3,708
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	626,744	—
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	384,044	346,792
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	361,165	290,617
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,485	492,904
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	422,382	—

	$6,075,755	$4,454,600

Secured Long-Term Debt
Credit facility, due August 26, 2014	75,000	350,007

	$6,150,755	$4,804,607

(1)	As a result of the Merger Transaction with Leucadia on March 1, 2013, the value of the 3.875% Convertible Senior debentures at May 31, 2013 includes the fair value of the conversion feature of $10.9 million. The change in fair value is included within Revenues – Principal transactions in the Consolidated Statement of Earnings and amounted to a loss of $3.2 million for the three months ended May 31, 2013.

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

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million on debt extinguishment which is reported in Other revenues for the three months ended February 29, 2012. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011 which was being amortized over the remaining life of the debt using the effective yield method. The unamortized balance of $30.9 million at February 28, 2013, was reduced to $-0- on March 1, 2013 by application of the acquisition method of accounting.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2009, we issued 3.875% convertible senior debentures due 2029 (the “debentures”) with an aggregate principal amount of $345.0 million. Upon completion of the Merger with Leucadia, the debentures remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. Each $1,000 debenture is currently convertible into 21.8728 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.72 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. As of the merger, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, as of March 1, 2013, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. Borrowings under the Credit facility are secured by assets included in the borrowing base amount, as defined in the Credit Facility agreement. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At May 31, 2013 and November 30, 2012, borrowings under the Credit Facility were denominated in U.S. dollar and we were in compliance with debt covenants under the Credit Facility.

Note 16.	Mandatorily Redeemable Convertible Preferred Stock

As of February 28, 2013 (Predecessor period), we had issued and outstanding 125,000 shares of 3.25% Series A Convertible Cumulative Preferred Stock, all of which was held by controlled affiliates of MassMutual. Dividends paid on the Series A Convertible Cumulative Preferred Stock are recorded as a component of Interest expense as the Preferred Stock is treated as debt for accounting purposes. The dividend is not deductible for tax purposes because the Series A Convertible Cumulative Preferred Stock are considered “equity” for tax purposes.

On March 1, 2013, as part of the merger with Leucadia, the Series A Convertible Cumulative Preferred Stock was exchanged for a comparable series of convertible preferred shares of Leucadia. The assumption by Leucadia of our convertible cumulative preferred stock is considered part of the purchase price and resulted in an increase in member’s equity. See Note 4. Leucadia Merger and Related Transactions for further details.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.	Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at May 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	May 31, 2013	November 30, 2012

JSOP	$—	$303,178
JESOP	—	35,239
Other (1)	36,489	8,321

Noncontrolling interests	$36,489	$346,738

(1)	Other includes asset management entities and investment vehicles set up for the benefit of our employees, and includes an investment by Leucadia in a consolidated asset management entity of $25.0 million.

Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statement of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three months ended May 31, 2013 and 2012 because all other comprehensive income or loss is attributed to us. On March 1, 2013, ownership interests in JSOP and JESOP were redeemed at the carrying value of the interests as of February 28, 2013 and the entities dissolved at no gain or loss to us. Residual cash redemption payments are expected to be made in the third quarter of 2013.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Interests in consolidated subsidiaries that meet the definition of mandatorily redeemable financial instruments require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. As of April 1, 2013, mandatorily redeemable financial instruments, representing Leucadia’s member’s equity interests held in Jefferies High Yield Holdings, LLC (“JHYH”), were redeemed and subsequently contributed back to us by Leucadia as additional equity in Jefferies Group LLC.

Prior to redemption, the mandatorily redeemable financial instruments were entitled to a pro rata share of the profits and losses of JHYH and changes to these mandatorily redeemable financial instruments of JHYH reported in Net revenues and reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million at November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18.	Benefit Plans

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets is therefore unfunded. We have purchased insurance contracts with multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investments in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $18.0 million and $18.6 million at May 31, 2013 and November 30, 2012, respectively. We expect to pay the pension obligation from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The following table summarizes the components of net periodic pension cost (in thousands):

	U.S. Pension Plan
	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012
Components of net periodic pension cost

Service cost	$56	$56	$44	$88
Interest cost on projected benefit obligation	557	529	584	1,168
Expected return on plan assets	(680)	(665)	(616)	(1,232)
Net amortization	—	300	317	634

Net periodic pension cost	$(67)	$220	$329	$658

	German Pension Plan
	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012
Components of net periodic pension cost

Service cost	$16	$16	$9	$18
Interest cost on projected benefit obligation	213	220	248	515
Net amortization	44	45	—	—

Net periodic pension cost	$273	$281	$257	$533

We did not contribute to our U.S. Pension Plan and German Pension Plan during the three months ended May 31, 2013 or February 28, 2013; however, we contributed $3.0 million to the U.S. Pension Plan in June 2013. We do not anticipate contributing to the plans during the remainder of the fiscal year.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.	Compensation Plans

Prior to the merger with Leucadia, we sponsored the following share-based compensation plans: incentive compensation plan, employee stock purchase plan and the deferred compensation plan. Subsequent to the merger with Leucadia, sponsorship of share-based compensation plans was transferred to Leucadia, with outstanding share-based awards relating to Leucadia common shares and future awards to relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with such plans.

In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

The following are descriptions of the compensation plans and the activity of such plans for the three months ended May 31, 2013 (Successor Period) and February 28, 2013 (Predecessor period) and three and six months ended May 31, 2012 (Predecessor period):

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards. In connection with the merger with Leucadia, the Incentive Plan was amended to provide for awards to be issued relating to shares of Leucadia, our parent company as of March 1, 2013. Share-based awards outstanding at March 1, 2013 were converted into awards for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that existed prior to the merger (except for the elimination of fractional shares).

The Incentive Plan allows for grants of restricted stock awards, whereby employees are granted restricted common shares subject to a risk of forfeiture. The Incentive Plan also allows for grants of restricted stock units. RSUs give a participant the right to receive fully vested common shares at the end of a specified deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs.

Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions. These awards granted to senior executives are amortized over the service period as we have determined that it is probable that the performance condition will be achieved.

The total compensation cost associated with restricted stock and RSUs amounted to $23.4 million for the three months ended May 31, 2013 (Successor period), $22.3 million for the three months ended February 28, 2013 (Predecessor period) and $42.0 million and $92.4 million for the three and six months ended May 31, 2012 (Predecessor period), respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of the acquisition accounting, resulting in an increase of approximately $58.4 million to the unrecognized compensation cost allocated to us at March 1, 2013. As of May 31, 2013, we had $242.6 million of total unrecognized compensation cost allocated to us related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.7 years.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan. There is also an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Leucadia common shares (since the merger) and permitted purchase of Jefferies Group, Inc. common stock (prior to the merger). Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares (since the merger) and in Jefferies Group, Inc. common stock (prior to the merger) (“DCP shares”), or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. In connection with the merger with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and deferrals denominated as DCP shares became settleable by delivery of Leucadia common shares. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $51,000 for the three months ended May 31, 2013 (Successor period), $72,000 for the three months ended February 28, 2013 (Predecessor period) and $83,000 and $123,000 for the three and six months ended May 31, 2012 (Predecessor period), respectively.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.6 million for the three months ended May 31, 2013 (Successor period), $2.6 million for the three months ended February 28, 2013 (Predecessor period) and $1.5 million and $4.5 million for the three and six months ended May 31, 2012 (Predecessor period), respectively.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to ten years, with an approximate average term of two years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $45.4 million for the three months ended May 31, 2013 (Successor period), $44.7 million for the three months ended February 28, 2013 (Predecessor period) and $48.2 million and $84.8 million for the three and six months ended May 31, 2012 (Predecessor period), respectively. At May 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), the remaining unamortized amount of these awards was $245.4 million and $198.9 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20.	Earnings per Share

Earnings per share data is not provided for the three months ended May 31, 2013 as we are now a Limited Liability Company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 and the three and six months ended May 31, 2012 (in thousands, except per share amounts):

	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended
	February 28, 2013	May 31, 2012	May 31, 2012
Earnings for basic earnings per common share:
Net earnings	$90,842	$68,379	$165,096
Net earnings to noncontrolling interests	10,704	4,881	24,462

Net earnings to common shareholders	80,138	63,498	140,634
Less: Allocation of earnings to participating securities (1)	5,890	3,740	8,332

Net earnings available to common shareholders	$74,248	$59,758	$132,302

Earnings for diluted earnings per common share:
Net earnings	$90,842	$68,379	$165,096
Net earnings to noncontrolling interests	10,704	4,881	24,462

Net earnings to common shareholders	80,138	63,498	140,634
Add: Mandatorily redeemable convertible preferred stock dividends	1,016	1,016	2,031
Less: Allocation of earnings to participating securities (1)	5,882	3,751	8,340

Net earnings available to common shareholders	$75,272	$60,763	$134,325

Shares:
Average common shares used in basic computation	213,732	216,597	217,384
Stock options	2	4	3
Mandatorily redeemable convertible preferred stock	4,110	4,110	4,110
Convertible debt	—	—	—

Average common shares used in diluted computation	217,844	220,711	221,497

Earnings per common share:
Basic	$0.35	$0.28	$0.61
Diluted	$0.35	$0.28	$0.61

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000, 13,208,000 and 13,647,000 for the three months ended February 28, 2013 and three and six months ended May 31, 2012, respectively. Dividends declared on participating securities during the three months ended February 28, 2013 and three and six months ended May 31, 2012 amounted to approximately $1,315,000, $1,106,000 and $2,064,000, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the $950.0 million Credit Facility as described in Note 15, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act.

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter
2013	$0.075	N/a
2012	$0.075	$0.075

Note 21.	Income Taxes

As of May 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had approximately $135.5 million and $110.5 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $88.7 million and $72.4 million (net of federal benefits of taxes) at May 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of May 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had interest accrued of approximately $18.9 million and $15.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued at May 31, 2013 and November 30, 2012.

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

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2011
California	2004
Connecticut	2006
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

Note 22.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at May 31, 2013 (in millions):

	Expected Maturity Date
			2015	2017	2019
			and	and	and	Maximum
	2013	2014	2016	2018	Later	Payout

Equity commitments	$0.3	$4.1	$—	$0.7	$533.7	$538.8
Loan commitments	117.0	5.2	381.5	54.5	—	558.2
Mortgage-related commitments	642.9	295.5	700.9	—	—	1,639.3
Underwriting commitments	266.6	—	—	—	—	266.6
Forward starting reverse repos and repos	948.3	—	—	—	—	948.3

	$1,975.1	$304.8	$1,082.4	$55.2	$533.7	$3,951.2

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of May 31, 2013. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

				Total	Corporate
				Corporate	Lending
	0 – 12		Greater Than	Lending	Exposure at	Corporate Lending
Credit Ratings	Months	1 – 5 Years	5 Years	Exposure (1)	Fair Value (2)	Commitments (3)

Non-investment grade	$—	$45.0	$—	$45.0	$9.8	$35.2
Unrated	144.3	551.4	—	695.7	172.7	523.0

Total	$144.3	$596.4	$—	$740.7	$182.5	$558.2

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure carried at fair value includes $182.5 million of funded loans included in Financial instruments owned – Loans and a $3.1 million net liability related to lending commitments recorded in Financial instruments sold – Derivatives and Financial instruments owned- Derivatives in the Consolidated Statement of Financial Condition as of May 31, 2013.
(3)	Amounts represent the notional amount of lending commitments less the amount of funded commitments reflected in the Consolidated Statements of Financial Condition.

Equity Commitments. We have commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of May 31, 2013, and have funded $299.4 million and $107.5 million, respectively. See Note 12, Investments for additional information regarding these investments.

As of May 31, 2013, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of May 31, 2013, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC, leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P. As of May 31, 2013, we have funded approximately $35.5 million and $4.8 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $44.7 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of May 31, 2013, we have funded approximately $43.5 million and $2.3 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $3.2 million unfunded in aggregate.

As of May 31, 2013, we had other equity commitments to invest up to $23.7 million in various other investments of which $1.9 million remained unfunded.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of May 31, 2013, we had $196.8 million of outstanding loan commitments to clients.

On March 1, 2011, we and MassMutual entered into a secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. At May 31, 2013, the facility of $700.0 million, is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of May 31, 2013, we have not funded any of the aggregate principal balance and $350.0 million of our commitment remained unfunded.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $33.0 million. As of May 31, 2013, we funded approximately $21.6 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and $11.4 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $361.4 million in aggregate are unrated and included in the total unrated lending commitments of $523.0 million presented in the table above.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $30.8 million at May 31, 2013.

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

Contingencies

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies Group LLC became a wholly owned subsidiary of Leucadia. The class actions, filed on behalf of our shareholders prior to the merger transactions, name as defendants Jefferies Group, Inc., the members of the board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. The actions filed in New York have been stayed, and the actions filed in Delaware are proceeding. We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2013 (in millions):

	Expected Maturity Date
			2015	2017	2019	Notional/
			and	and	and	Maximum
Guarantee Type	2013	2014	2016	2018	Later	Payout

Derivative contracts - non-credit related	$838,343.7	$3,148.5	$42.6	$1.2	$59.7	$841,595.7

Written derivative contracts - credit related	—	—	—	7,388.5	—	7,388.5

Total derivative contracts	$838,343.7	$3,148.5	$42.6	$7,389.7	$59.7	$848,984.2

At May 31, 2013 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
					Below		Notional/
	AAA/				Investment		Maximum
	Aaa	AA/Aa	A	BBB/Baa	Grade	Unrated	Payout

Credit related derivative contracts:
Single name credit default swaps	$7.5	$—	$40.0	$203.0	$—	$—	$250.5
Index credit default swaps	7,138.0	—	—	—	—	—	7,138.0

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2013, the fair value of derivative contracts meeting the definition of a guarantee is approximately $87.6 million.

Stand by Letters of Credit. At May 31, 2013, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $22.9 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

Note 23.	Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

distributions from the broker-dealers. Jefferies and Jefferies Execution have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies Bache, LLC is also registered as a Futures Commission Merchants and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC. Subsequent to the closing of the merger with Leucadia, Jefferies High Yield Trading merged with Jefferies and voluntarily withdrew its registration with the SEC as a broker-dealer on April 2, 2013 and resigned as a member of FINRA.

As of May 31, 2013, Jefferies and Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$943,027	$888,803
Jefferies Execution	3,525	3,275

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$245,377	$108,715

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom (“U.K.”).

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 24.	Segment Reporting

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our net revenues and expenses by segment are summarized below for the Successor period three months ended May 31, 2013 and Predecessor periods three months ended February 28, 2013 and three and six months ended May 31, 2012 (in millions):

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Three Months Ended	Six Months Ended
	May 31, 2013	February 28, 2013 (1)	May 31, 2012	May 31, 2012

Capital Markets:
Net revenues	$636.0	$792.5	$709.1	$1,483.5
Expenses	$566.3	$645.4	$587.4	$1,190.5

Asset Management:
Net revenues	$10.5	$10.9	$1.9	$7.5
Expenses	$7.6	$7.5	$12.6	$18.7

Total:
Net revenues	$646.5	$803.4	$711.0	$1,491.0
Expenses	$573.9	$652.9	$600.0	$1,209.2

(1)	Our consolidated net earnings for the three months ended February 28, 2013 reflects an adjustment of $5.3 million, after tax, to correct for the effect of an overstatement of professional service fees of $8.5 million relating to the Merger Transaction with Leucadia. We evaluated the effects of this error and concluded that it is not material to the previously issued Quarterly Report on Form 10Q for the three month period ended February 28, 2013. Nevertheless, in the table above we have revised our consolidated expenses for the three month period ended February 28, 2013 to correct for the effect of this error and appropriately reflected the $8.5 million of professional service fees as an expense in the three month period ended May 31, 2013.

The following table summarizes our total assets by segment as of May 31, 2013 and November 30, 2012 (in millions):

	Successor	Predecessor
	May 31, 2013	November 30, 2012
Segment Assets:
Capital Markets	$38,855.4	$36,277.7
Asset Management	72.9	15.8

Total assets	$38,928.3	$36,293.5

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the Successor period three months ended May 31, 2013 and the Predecessor periods three months ended February 28, 2013 and May 31, 2012 and six months ended May 31, 2012, were as follows (in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Three Months Ended	Six Months Ended
	May 31, 2013	February 28, 2013	May 31, 2012	May 31, 2012

Americas (1)	$515,953	$653,608	$592,238	$1,254,877
Europe (2)	111,410	127,970	97,458	202,855
Asia	19,099	21,809	21,335	33,265

Net revenues	$646,462	$803,387	$711,031	$1,490,997

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 25.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), loans to and/or equity investments in Private Equity Related Funds were $85.2 million and $104.2 million, respectively. Interest income earned on loans to Private Equity Related Funds was $0.1 million and $0.5 million for the three months ended May 31, 2013 (Successor period) and February 28, 2013 (Predecessor period), respectively and $0.9 million and $1.7 million for the three and six months ended May 31, 2012 (Predecessor period), respectively. Other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds was a $1.0 million loss and a $0.9 million gain for the three months ended May 31, 2013 (Successor period) and February 28, 2013 (Predecessor period), respectively and $4.5 million loss and $9.3 million loss for the three and six months ended May 31, 2012 (Predecessor period), respectively. For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 22, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At May 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we have commitments to purchase $136.9 million and $411.6 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees. At May 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had $38.1 million and $46.5 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. During the three months ended February 28, 2013 (Predecessor period), we received commissions and commission equivalents for providing brokerage services to Leucadia and its affiliates of $5,000, which is recorded in Commission income on the Consolidated Statements of Earnings, and received $1,500 and $8.3 million in commissions and commission equivalents for the three and six months ended May 31, 2012, respectively. During the three months ended May 31, 2013 (Successor period) and February 28, 2013 (Predecessor period), we distributed to Leucadia approximately $65,000 and $61,000, respectively, and $5.3 million for the three and six months ended May 31, 2012, (Predecessor period) related to earnings associated with their investment in our high yield joint venture. Further during the three months ended May 31, 2013, Leucadia invested $25.0 million in an asset management entity that is consolidated by us. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries. In addition, see Note 4, Leucadia Merger and Related Transactions for information regarding the merger on March 1, 2013.

For information on transactions with our equity method investees, see Note 12, Investments.

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

Consolidated Results of Operations

On March 1, 2013, Jefferies Group, Inc. was converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to a merger agreement with Leucadia (the “Merger Transaction”). The outstanding shares of Jefferies Group LLC were converted into 0.81 common shares of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment bank and as the holding company to its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports. For further information, see Note 1, Organization and Basis of Presentation in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In management’s discussion and analysis of Financial Condition and Results of Operations we have presented the historical financial results in the tables that follow for the periods before and after the Merger Transaction. Periods prior to March 1, 2013 are referred to as Predecessor periods, while periods after March 1, 2013, are referred to as Successor periods to reflect the fact that Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC under U.S. GAAP. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the periods (i) three months ended May 31, 2013 (the “Successor fiscal 2013 period”) and (ii) the three months ended February 28, 2013, the three months ended May 31, 2012 and the six months ended May 31, 2012 (the “Predecessor fiscal periods”). The following table provides an overview of our consolidated results of operations (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Three Months Ended	Six Months Ended
	May 31, 2013	February 28, 2013 (1)	May 31, 2012	May 31, 2012

Net revenues, less mandatorily redeemable preferred interests	$643,094	$792,426	$706,575	$1,464,697
Non-interest expenses	573,906	652,939	599,993	1,209,246
Earnings before income taxes	69,188	139,487	106,582	255,451
Income tax expense	26,477	48,645	38,203	90,355
Net earnings	42,711	90,842	68,379	165,096
Net earnings to noncontrolling interests	738	10,704	4,881	24,462
Net earnings attributable to Jefferies Group LLC	41,973	80,138	63,498	140,634
Effective tax rate	38.3%	34.9%	35.8%	35.4%

(1)	Our consolidated net earnings for the three months ended February 28, 2013 reflects an adjustment to what was reported in our previously issued Form 10-Q for the three months ended February 28, 2013 of $5.3 million, after tax, to correct for the effect of an overstatement of professional service fees of $8.5 million relating to the Merger Transaction with Leucadia. Banking fees related to the merger were inadvertently accrued for as of February 28, 2013 (first quarter) rather than recognized upon closing at 12:01AM on March 1, 2013 (second quarter). We evaluated the effects of this error and concluded that it is not material to the previously issued Quarterly Report on Form 10Q for the three month period ended February 28, 2013. Nevertheless, in the table above we have revised our consolidated net earnings for the three month period ended February 28, 2013 to correct for the effect of this error and appropriately reflected the $8.5 million of professional service fees as an expense in the three month period ended May 31, 2013.

Executive Summary

Three Months Ended May 31, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended May 31, 2013 were $643.1 million. The results for the second quarter of 2013 reflect within Net revenues positive income of $24.4 million representing the amortization of premiums arising upon increasing the balance our long-term debt to fair value in connection with the pushdown accounting for the Merger Transaction and an unrealized mark down of $5.7 million on our share ownership in Knight Capital, Inc. (“Knight Capital”).

Non-interest expenses were $573.9 million for the three months ended May 31, 2013. Non-interest expenses include Compensation and benefits expense of $373.9 million for the quarter recognized commensurate with the level of Net revenues. Compensation costs as a percentage of Net revenues for the three months ended May 31, 2013 were 57.8%. Non-interest expense also includes approximately $22.1 in merger related costs associated with the closing of the March 1, 2013 Merger Transaction. These costs are comprised of $9.0 million in merger-related investment banking and filing fees, $2.1 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $6.1 million associated with intangible assets and internally developed software recognized at the merger date, and $4.9 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the merger date. In addition, occupancy and equipment includes a $7.3 million charge associated with our relocating certain staff and abandoning certain London office space.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At May 31, 2013, we had 3,785 employees globally.

Three Months Ended February 28, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2013 were $792.4 million, which include strong investment banking revenues, particularly in debt and equity capital markets, and a gain of $26.5 million on our share ownership in Knight Capital, Inc. (“Knight Capital”). Non-interest expenses of $652.9 million for the three months ended February 28, 2013, reflect compensation expense consistent with the level of net revenues and professional service costs associated with our March 1, 2013 merger with Leucadia. Compensation costs as a percentage of Net revenues for the three months ended February 28, 2013 were 59.0%.

Three and Six Months Ended May 31, 2012

Net revenues, less mandatorily redeemable preferred interests, for the three and six months ended May 31, 2012 were $706.6 million and $1,464.7 million, respectively. Strong results in investment banking and fixed income were recorded for the second quarter of 2012 in a challenging market environment. Net revenues for the six months ended May 31, 2012 include within Other revenue a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc in February 2012 and a gain on debt extinguishment of $9.9 million.

Non-interest expenses of $600.0 million and $1,209.2 million for the three and six months ended May 31, 2012 includes the costs of Jefferies Bache, as a result of our acquisition of the Global Commodities Group from Prudential Financial, Inc. on July 1, 2011 and technology and communication costs associated with the build out of our Asia businesses. Floor brokerage and clearing fees reflect the low trading volume in the equities markets for the periods. Compensation costs as a percentage of Net revenues for the three and six month periods ended May 31, 2012 were 59.6% and 58.4%, respectively.

At May 31, 2012, we had 3,809 employees globally.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the Successor period three months ended May 31, 2013 and the Predecessor periods three months ended February 28, 2013 and the three and six months ended May 31, 2012 (amounts in thousands):

	Successor		Predecessor
	Three Months Ended		Three Months Ended		Three Months Ended		Six Months Ended
	May 31, 2013		February 28, 2013		May 31, 2012		May 31, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Equities	$145,525	22%	$167,354	21%	$119,570	17%	$255,785	17%
Fixed income	213,276	33	336,872	42	292,600	41	631,747	42

Total sales and trading	358,801	55	504,226	63	412,170	58	887,532	59

Other	—	—	—	—	—	—	13,175	1

Equity	53,564	8	61,380	8	55,623	8	101,810	7
Debt	133,714	21	140,672	17	132,429	19	222,124	15

Capital markets	187,278	29	202,052	25	188,052	27	323,934	22
Advisory	89,856	14	86,226	11	108,911	15	258,824	17

Total investment banking	277,134	43	288,278	36	296,963	42	582,758	39

Asset management fees and investment income from managed funds:
Asset management fees	11,332	2	11,083	1	7,979	1	19,867	1
Investment loss from managed funds	(805)	—	(200)	—	(6,081)	(1)	(12,335)	—

Total	10,527	2	10,883	1	1,898	—	7,532	1

Net revenues	646,462	100%	803,387	100%	711,031	100%	1,490,997	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368		10,961		4,456		26,300

Net revenues, less mandatorily redeemable preferred interests	$643,094		$792,426		$706,575		$1,464,697

Net Revenues

Net revenues for the three months ended May 31, 2013 of $646.5 million reflect improved performance in our core equity sales and trading business and continued strength in our investment banking platform. However, there was a significant slowdown in fixed income activity during March and April 2013, that offset better fixed income results in May 2013. The three months ended May 31, 2013 include an unrealized loss of $5.7 million reflecting the Knight Capital stock price at the end of the 2013 second quarter compared to the end of the prior quarter. Asset management revenues from management fees and investment income were consistent across all asset classes of funds and investment income.

Net revenues for the three months ended February 28, 2013 of $803.4 million were a record for us, partly as a result of improved overall market activity, with all of our business lines demonstrating strong results. Within Equity revenues, first quarter 2013 Net revenues include Principal transaction revenues of $26.5 million from an unrealized increase in the value of our investment in Knight Capital.

Net revenues for the six months ended May 31, 2012 include a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2012 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011 reported within Other revenues.

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our consolidated high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities. Net revenues for the three months ended May 31, 2013 reflect the allocation of earnings and losses only for the month of March 2013, as we redeemed the mandatorily redeemable preferred interests on April 1, 2013 and now own 100% of this business. Future results thus will be wholly allocated to Jefferies.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Three Months Ended May 31, 2013

Total equities revenue was $145.5 million for the three months ended May 31, 2013. Equities revenue includes within Principal transaction revenues an unrealized loss of $5.7 million recognized on our investment in Knight Capital and an unrealized loss of $3.2 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible debenture. In addition, included within Interest expense is positive income from the allocation to our business of the amortization of premiums arising upon adjusting our long-term debt to fair value as part of acquisition accounting.

U.S. equity market conditions during the second quarter of fiscal 2013 were characterized by increasing stock prices, although trading volume was low. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 9.4%, 7.7% and 7.6%, respectively, over the quarter, with the S&P Index reaching a new high in May 2013. The New York Stock Exchange and NASDAQ exchange volumes were down 12% and 2%, respectively, compared to the three months ended May 31, 2012. Although market volumes were subdued, our U.S. equity cash and electronic trading desks experienced greater customer flow for the second quarter of 2013 as compared to prior periods. In Europe, liquidity has returned to the market as compared to 2012 aiding results, although our results are still impacted by relatively low trading volumes. Additionally, Asian equity commissions are stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange. Our Securities Finance desk also contributed solidly to Equities revenue for the 2013 second quarter. The performance of certain strategic investment strategies were strong during the 2013 second quarter.

Equity revenues from our investments in our joint ventures, Jefferies Finance and LoanCore, were impacted by additional interest expense on new long term debt issued by both ventures during the second quarter of 2013, the proceeds of which have not yet been deployed in the business.

Three Months Ended February 28, 2013

Total equities revenue was $167.4 million for the three months ended February 28, 2013 and includes within Principal transaction revenues an unrealized gain of $26.5 million recognized on our investment in Knight Capital. While U.S. equity markets posted gains during our first quarter, with the S&P index up 7%, investors remained cautious as evidenced by declining volumes. Although market volumes declined, our equity trading desks experienced ample client trading volumes. For the three months ended February 28, 2013, performance from certain strategic investments benefited from the increase in the overall stock markets and other positioning.

Three and Six Months Ended May 31, 2012

For the three and six months ended May 31, 2012, total equities revenue was $119.6 million and $255.8 million, respectively. Uncertainties regarding the future of the Euro, less favorable economic data in the U.S and concerns of a slowdown in the global economy, which prevailed during the first quarter of 2012, deteriorated further during the second quarter of fiscal 2012 depressing equity trading volumes and new issuances. Depressed average equity exchange volumes impacted commission revenues in our cash equity trading efforts in both quarters. Although similarly disadvantaged by lower volumes, trading revenue from our equity derivatives business strengthened in the second quarter of fiscal 2012 as a result of our strategic repositioning of that business platform. LoanCore closed it first securitization in May 2012, which contributed to alternative equity investment revenues.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Three Months Ended May 31, 2013

Fixed income revenue was $213.3 million for the three months ended May 31, 2013. Included within Interest expense for the period is positive income from the allocation to our business of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The second quarter of fiscal 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield. However, in May 2013, the fixed income markets became concerned about a possible tapering of the quantitative easing program leading ultimately to negative returns for the period across nearly all of the U.S. fixed income markets. Spreads tightened significantly in the U.S. rates market, with a significant sell-off in the market in May 2013 creating a challenging environment to monetize client flow. Corporate credit spreads also compressed during the second quarter of 2013 and a difficult trading environment prevailed. Conversely, spreads widened for mortgage products and market volatility was amplified during the period resulting in sizable write-downs in our inventory. Municipal securities underperformed as an asset class as the yields compared to other asset classes when considering the risk of the asset class did not appear attractive to investors. Our leverage credit business produced solid results as investors also sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market. Additionally, foreign exchange revenues were negatively impacted by volatility in the markets.

Europe experienced strong trading volume as U.S. and Japanese investors began to search for yield, despite continuing macroeconomic and political risks in the eurozone. International mortgage revenues benefited from the demand for European mortgage bonds in the second quarter of 2013. Revenues in our international credit business were affected by an overall slowdown in market activity, as renewed uncertainty over the debt crisis in certain peripheral European countries remain.

During the second quarter of 2013, we redeemed the third party interests in our high yield joint venture, Jefferies High Yield Holdings, LLC. As a result of this redemption, effective April 1, 2013, results of this business are allocated to us in full.

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, fixed income revenue was $336.9 million. Credit spreads narrowed through the first quarter of 2013. In January 2013, global macroeconomic conditions appeared to be improving, with the U.S. economy expanding and the U.S. Federal reserve continued quantitative easing. U.S. rates revenues were robust, with strong treasury issuance and strong demand and yields at historic lows. Revenues from our leveraged finance and emerging markets sales and trading businesses were sound as investor confidence returned in 2013 and investors were attracted to the relatively higher yield on these products. Revenue in our emerging markets business is reflective of our efforts to strengthen our position in this business and revenues for the period include significant gains generated by certain high yield positions. Revenues from our international mortgage desk were positively impacted by the demand for European mortgage bonds and foreign exchange revenues demonstrated a successful navigation of volatile currency markets. Revenues also benefited from new client activity associated with our expansion of our global metals desk and the establishment of our London Mercantile Exchange floor desk in the latter part of 2012. However, international rates sales and trading revenues were negatively impacted by investor concerns over the European markets resulting in restrained trading volumes and a high level of market volatility.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Of the net earnings recognized in Jefferies High Yield Holdings, LLC (our high yield and distressed securities and bank loan trading and investment business) for the three months ended February 28, 2013, approximately 65% is allocated to minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Three and Six Months Ended May 31, 2012

For the three and six months ended May 31, 2012, fixed income revenue was $292.6 million and $631.7 million, respectively. Global fixed income activity declined as the first and second quarters of 2012 progressed as Eurozone debt concerns and economic data were not favorable. In the early part of 2012, however, investor confidence had responded to austerity measures enabling strong results for the full six month period from our European credit business. During the three months ended May 31, 2012, U.S. Treasury markets were volatile and spreads widened in the agency and corporate markets negatively effecting U.S. rates and corporate bond revenues for the period. Net revenues in mortgage- and asset-backed securities were robust for the three months and six months ended May 31, 2012 as investors sought out higher yields and the markets rallied early in the period on tighter interest and mortgage index spreads. Municipal trading activities benefited from spreads tightening in the first quarter of 2012 and price appreciation on certain positions held at May 31, 2012. Futures activity benefited during the three months ended May 31, 2012 on strong volumes and client activity and foreign exchange revenues benefited during the second quarter on a strengthening of the U.S. dollar. Additionally, certain high yield positions generated significant principal transaction gains during the first quarter of 2012 and we recognized a significant gain on our investment in shares of the London Metal Exchange during the second quarter of 2012.

Of the net earnings recognized in Jefferies High Yield Holdings, LLC for the six months ended May 31, 2012, approximately 66% of such income are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Other Revenue

Other revenue for the six months ended May 31, 2012 of $13.2 million is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our long-term debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million arising in the accounting for the acquisition of Hoare Govett on February 1, 2012. For additional information, see Note 5, Hoare Govett Acquisition and Note 15, Long-term Debt, respectively, in our consolidated financial statements.

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

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012
Equity	$53,564	$61,380	$55,623	$101,810
Debt	133,714	140,672	132,429	222,124

Capital markets	187,278	202,052	188,052	323,934
Advisory	89,856	86,226	108,911	258,824

Total	$277,134	$288,278	$296,963	$582,758

Three Months Ended May 31, 2013

During the 2013 second quarter, capital market conditions continued to show signs of improvement with increased corporate bond issuance amid record-low borrowing costs; however the market weakened towards the end of May due to uncertainty regarding the timing of the Federal Reserve’s tapering of its stimulus plan.

Investment banking revenue was $277.1 million for the three months ended May 31, 2013. From equity and debt capital raising activities, we recognized $53.6 million and $133.7 million, respectively, in revenues. During the three months ended May 31, 2013, we completed 138 public and private debt financings that raised $54.4 billion in aggregate, as companies took advantage of low borrowing costs and we completed 38 public equity financings that raised $8.4 billion (33 of which we acted as sole or joint bookrunner). Advisory revenue for the three months ended May 31, 2013 was $89.9 million. During the second quarter of 2013, we served as financial advisor on 33 merger and acquisition transactions with an aggregate transaction value of approximately $42.0 billion.

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, investment banking revenue was $288.3 million, including advisory revenues of $86.2 million and a record $202.1 million in revenues from capital market activities. Debt capital markets revenue were $140.7 million, driven by a high number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During the three months ended February 28, 2013, we completed 121 public and private debt financings that raised a total of $42 billion. Equity capital markets revenue totaled $61.4 million for the three months ended February 28, 2013, completing 30 public equity financings that raised $10.0 billion (25 of which we acted as sole or joint bookrunner). Reflective of a subdued mergers and acquisition deal environment, despite improving fundamentals, for the three months ended February 28, 2013, advisory revenue totaled $86.2 million. During the first quarter of 2013, we served as financial advisor on 31 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of approximately $21 billion.

Three and Six Months Ended May 31, 2012

For the three and six months ended May 31, 2012, investment banking revenues were $297.0 million and $582.8 million, respectively. Revenues for the three months ended May 31, 2012 were comprised of $188.1 million and $109.0 million from our capital markets and advisory businesses, respectively, and revenues for the six months ended May 31, 2012 were comprised of $323.9 million and $258.8 million from our capital markets and advisory businesses, respectively. Debt capital markets revenue during the second quarter of 2012 was robust as companies took advantage of the low borrowing rate environment. During the three months ended May 31, 2012, we completed 26 public equity financings (18 on which we acted as sole or joint bookrunner) and we served as financial advisor on 25 merger and acquisition transactions having an aggregate transaction value of approximately $10 billion. Capital markets revenues for the six months ended May 31, 2012 were driven overall by the healthy market for debt underwritings during the period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Asset Management Fees and Investment Income/(Loss) from Managed Funds

Asset management revenue includes management and performance fees from funds and accounts managed by us, management and performance fees from related party managed funds and accounts and investment income/(loss) from our investments in these funds, accounts and related party managed funds. The key components of asset management revenue are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services and our fee structure. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

The following summarizes the results of our Asset Management business for the three months ended May 31, 2013 and February 28, 2013 and the three and six months ended May 31, 2012 (in thousands):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012
Asset management fees:
Fixed income	$1,329	$1,154	$982	$1,721
Equities	2,323	2,295	1,174	2,398
Convertibles	1,755	1,376	818	6,741
Commodities	5,925	6,258	5,005	9,007

	11,332	11,083	7,979	19,867
Investment loss from managed funds (1)	(805)	(200)	(6,081)	(12,335)

Total	$10,527	$10,883	$1,898	$7,532

(1)	Of the total investment loss from managed funds, no amounts are attributed to noncontrolling interest holders for the periods ended May 31, 2013 and 2012.

Period end assets under management by predominant asset class were as follows (in millions):

	Successor	Predecessor
	May 31, 2013	November 30, 2012
Assets under management (1):
Equities	$11	$75
Convertibles	930	1,092
Commodities	1,071	1,002

Total	$2,012	$2,169

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Additionally, we manage certain portfolios as mandated by client arrangements whereby management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on these measures by predominant asset strategy were as follows (in millions):

(notional account value)	Successor	Predecessor
	May 31, 2013	November 30, 2012

Managed accounts:
Commodities	$3,638	$3,321

	$3,638	$3,321

JEFFERIES GROUP LLC AND SUBSIDIARIES

Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives. Net unrealized markdowns in private equity funds managed by a related party are the primary component of our investment losses during the periods presented above.

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at May 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	May 31, 2013	November 30, 2012

Unconsolidated funds (1)	$55,141	$57,763
Consolidated funds (2)	30,493	30,561

Total	$85,634	$88,324

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition. The decrease in our invested capital in unconsolidated funds as of May 31, 2013 from November 30, 2012 results primarily from a $10.3 million distribution from Jefferies Capital Partners IV L.P., partially offset by an increase in our investment in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. by $9.5 million in aggregate.
(2)	Invested capital in managed funds includes funds that are actively managed by us including hedge funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated.

Non-interest Expenses

Non-interest expenses for the three months ended May 31, 2013, February 28, 2013 and the three six months ended May 31, 2012 were as follows (in thousands):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012

Compensation and benefits	$373,880	$474,217	$423,541	$870,003

Non-compensation expenses:
Floor brokerage and clearing fees	32,991	30,998	32,921	60,759
Technology and communications	63,839	59,878	60,329	121,779
Occupancy and equipment rental	32,225	24,309	24,940	47,505
Business development	22,732	24,927	22,379	44,626
Professional services	29,519	24,135	17,296	30,989
Other	18,720	14,475	18,587	33,585

Total non-compensation expenses	$200,026	$178,722	$176,452	$339,243

Total non-interest expenses	$573,906	$652,939	$599,993	$1,209,246

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, historical annual share-based compensation awards and the amortization of certain nonannual

JEFFERIES GROUP LLC AND SUBSIDIARIES

share-based and cash compensation awards to employees. Cash- and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award. Included within compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $67.1 million and $68.8 million for the three months ended May 31, 2013 and February 28, 2013, respectively, and $67.1 million and $124.7 million for the three and six months ended May 31, 2012, respectively.

Compensation and benefits as a percentage of Net revenues was 57.8% and 59.0% for the three months ended May 31, 2013 and February 28, 2013, respectively, and 59.6% and 58.4% for the three and six months ended May 31, 2012, respectively. Employee headcount was 3,785, 3,841 and 3,809 employees globally at May 31, 2013, February 28, 2012 and May 31, 2012, respectively.

Compensation and benefits expense for the 2013 second quarter includes $4.9 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the merger date. For the three and six months ended May 31, 2012, Compensation and benefits expense includes $9.2 million and $17.8 million, respectively, relating to the acquisition of the Global Commodities Group on July 1, 2011 and Hoare Govett on February 1, 2012, comprised of the amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited at acquisition and amortization of retention awards granted to Hoare Govett employees and bonus costs for employees as a result of the completion of the acquisition of Hoare Govett.

Non-Compensation Expenses

Three Months Ended May 31, 2013

Non-compensation expenses were $200.0 million for the three months ended May 31, 2013. Included within Non-compensation expense is approximately $8.2 million in amortization expense associated with fair value adjustments to identifiable tangible and intangibles assets recognized as part of acquisition accounting, recognized within Occupancy and equipment rental expense, Technology and communications expense and Other expense, and $9.0 million in merger-related investment banking filing fees, recognized within Professional services expense. Additionally, during the 2013 second quarter, a $7.3 million charge was recognized in Occupancy and equipment rental expense due to vacating certain office space in London. Non-compensation expenses as a percentage of Net revenues was 31%, or 28% excluding these expenses.

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses, including a meaningful volume of trading by our foreign exchange business. Technology and communications expense includes associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements. In addition to merger-related expenses as part of our Professional services expense for the period, we continue to incur legal and consulting fees as part of implementing various regulatory requirements.

Three Months Ended February 28, 2013

Non-compensation expenses were $178.7 million for the three months ended February 28, 2013, or 22.2% as a percentage of Net revenues. Floor brokerage and clearing expense for the 2013 first quarter is commensurate with equity, fixed income and futures trading volumes for the period. Occupancy and equipment expense for the period includes costs associated with taking on additional space at our global head office in New York offset by a reduction in integration costs for technology and communications as significant migrations for Jefferies Bache have been completed. Professional services expense includes legal and consulting fees of $2.1 million related to the merger with Leucadia and business and development expense contains costs incurred in connection with our efforts to build out our market share.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three and Six Months Ended May 31, 2012

Non-compensation expenses were $176.5 million and $339.2 million for the three and six months ended May 31, 2012. Floor brokerage and clearing expense for the periods was impacted by the low level of equity trading volumes in the first half of 2012. Technology and communications expense for the first and second quarters of 2012 involve significant costs associated with the build out of our Asia platform and occupancy and equipment expense is driven, in large part, by the expansion of our offices in Europe and Asia. Other expenses for the three and six months ended May 31, 2012 include an impairment charge recognized in the second quarter of 2012 on certain indefinite-lived intangible assets.

Income Taxes

For the Successor period three months ended May 31, 2013, the provision for income taxes was an expense of $26.5 million, equating to an effective tax rate of 38.3%. Income tax expense was $48.6 million and $38.2 million and the effective tax rates was 34.9% and 35.8% for the Predecessor periods, three months ended February 28, 2013 and May 31, 2012, respectively. Income tax expense was $90.4 million and the effective tax rate was 35.4% for the six months ended May 31, 2012. The effective tax rates differed from the U.S. federal statutory rate of 35% primarily because of the impact of state income taxes, the effect of which is partially offset by international earnings taxed at rates that are generally lower than the U.S. federal statutory rate.

Accounting Developments

Accounting Standards to be Adopted in Future Periods

Balance Sheet Offsetting Disclosures. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The updates requires new disclosures regarding balance sheet offsetting and related arrangements. For derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, the updates require disclosure of gross asset and liability amounts, amounts offset on the balance sheet and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods (fiscal quarter ended February 28, 2014) and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, this guidance will not affect our financial condition, results of operations or cash flows.

Adopted Accounting Standards

Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted the guidance effective March 1, 2013, presenting the additional disclosures within our Consolidated Statement of Changes in Equity. Adoption did not affect our results of operation, financial condition or cash flows.

Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Goodwill Testing. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The update outlines amendments to the two step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The update is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance on December 1, 2012, which did not change how goodwill impairment is calculated nor assigned to reporting units and therefore had no effect on our financial condition, results of operations or cash flows.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of May 31, 2013 and November 30, 2012 (in thousands):

	Successor		Predecessor
	May 31, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Corporate equity securities	$1,914,731	$1,645,717	$1,762,775	$1,539,332
Corporate debt securities	3,078,196	1,315,930	3,038,146	1,389,312
Government, federal agency and other sovereign obligations	3,650,693	2,234,357	5,153,750	3,666,112
Mortgage- and asset-backed securities	4,562,681	182,227	5,468,284	241,211
Loans and other receivables	1,644,613	1,018,939	678,311	207,227
Derivatives	192,766	199,717	298,086	229,127
Investments	77,433	—	127,023	—
Physical commodities	149,175	174,906	144,016	183,142

	$15,270,288	$6,771,793	$16,670,391	$7,455,463

At May 31, 2013 and November 30, 2012, derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options and interest rate and commodity swaps.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2, Summary of Significant Accounting Policies and Note 7, Fair Value Disclosures, in our consolidated financial statements.

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at May 31, 2013 and November 30, 2012 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	Successor	Predecessor	Successor	Predecessor
	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012

Residential mortgage-backed securities	$143,766	$156,069	$—	$—
Loans and other receivables	117,496	180,393	15,212	1,711
Investments at fair value	76,364	83,897	—	—
Collateralized debt obligations	45,124	31,255	—	—
Corporate equity securities	19,577	16,815	38	38
Corporate debt securities	18,615	3,631	—	—
Commercial mortgage-backed securities	16,068	30,202	—	—
Derivatives	8,432	328	19,231	9,516
Other asset-backed securities	1,444	1,114	—	—

Total Level 3 financial instruments	446,886	503,704	34,481	11,265
Level 3 financial instruments for which the firm bears no economic exposure (1)	—	(53,289)

Level 3 financial instruments for which the firm bears economic exposure	446,886	450,415
Investments in managed funds	55,141	57,763

Level 3 assets for which the firm bears economic exposure	$502,027	$508,178

Other secured financing			2,294	—

Total Level 3 assets/ liabilities	$502,027	$561,467	$36,775	$11,265

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.5%	0.2%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings on the Consolidated Statement of Financial Condition of approximately $32.3 million and $2.3 million at May 31, 2013 and November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012

Assets:
Transfers from Level 3 to Level 2	$48.5	$112.7	$81.8	$83.1
Transfers from Level 2 to Level 3	54.9	100.5	70.2	114.6
Net gains (losses)	(3.4)	14.5	(5.5)	15.5

Liabilities:
Transfers from Level 3 to Level 2	$—	$0.7	$—	$2.2
Transfers from Level 2 to Level 3	2.3	—	0.4	—
Net gains (losses)	0.4	(2.7)	4.6	3.0

See Note 7, Fair Value Disclosures, in our consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

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

Goodwill

We assess whether goodwill has been impaired on an annual basis or when an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.

The fair value of reporting units are based on valuations techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Refer to Note 13, Goodwill and Other Intangible Assets, in our consolidated financial statements for further detail on our assessment of goodwill.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Analysis of Financial Condition

A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis. As a part of this balance sheet review process, capital is allocated to all assets and gross and adjusted balance sheet limits are established and reviewed periodically. This process ensures that the allocation of capital and costs of capital are incorporated into business and risk decisions. The goals of this process are to protect the firm, enable our businesses to remain competitive, maintain the ability to manage capital proactively and hold business units accountable for both balance sheet and capital usage.

We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. Substantially all of our Financial instruments owned and Financial instruments sold, not yet purchased are valued on a daily basis. In connection with our government and agency fixed income business and our role as a primary dealer in certain of these markets, a sizable portion of our securities inventory is comprised of U.S. government and agency securities and other G-7 government securities.

The following table provides detail on key balance sheet asset and liability line items (in millions):

	Successor	Predecessor
	May 31, 2013	November 30, 2012	% Change

Total assets	$38,928.3	$36,293.5	7%
Cash and cash equivalents	3,403.5	2,692.6	26%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,056.1	4,082.6	–25%
Financial instruments owned	15,270.3	16,670.4	–8%
Financial instruments sold, not yet purchased	6,771.8	7,455.5	–9%
Total Level 3 assets	502.0	561.5	–11%

Securities borrowed	$5,357.7	$5,094.7	5%
Securities purchased under agreements to resell	3,467.6	3,357.6	3%

Total securities borrowed and securities purchased under agreements to resell	$8,825.3	$8,452.3	4%

Securities loaned	$2,679.2	$1,934.4	39%
Securities sold under agreements to repurchase	9,490.3	8,181.3	16%

Total securities loaned and securities sold under agreements to repurchase	$12,169.5	$10,115.7	20%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets were $38.9 billion and $36.3 billion at May 31, 2013 and November 30, 2012, respectively. Total assets at May 31, 2013 include the impact of acquisition accounting that was pushed down to Jefferies Group LLC as a result of recognizing all of our assets, including identifiable intangibles, and liabilities at fair value at the merger date. Accordingly, we have recognized goodwill of $1.7 billion and intangible assets of $283.4 million at May 31, 2013, or a net increase of approximately $1.6 billion from that of the Predecessor reporting entity. In addition, deferred tax assets increased by $0.3 billion as a result of the bases differences in assets and liabilities from acquisition accounting. Cash and cash equivalents totaled $3.4 billion at May 31, 2013 and include proceeds from the issuance of $1.0 billion senior unsecured long-term debt in January 2013. During the three months ended May 31, 2013, average total assets were approximately 21% higher than total assets at May 31, 2013.

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

Our total Financial instruments owned inventory was $15.3 billion and $16.7 billion at May 31, 2013 and November 30, 2012, respectively. Long inventory positions of mortgage- and asset-backed securities, U.S. government and agency securities, sovereign obligations and corporate debt securities are reflective of management’s view of appropriate inventory levels at May 31, 2013. Financial instruments sold, not yet purchased inventory was $6.8 billion and $7.5 billion at May 31, 2013 and November 30, 2012, respectively.

Our overall net inventory positions was $8.5 billion and $9.2 billion at May 31, 2013 and November 30, 2012, respectively. The change in our net inventory balance is primarily attributed to a decline in our inventory of mortgage- and asset-backed securities and sovereign obligations, partially offset by an increase in corporate debt securities, collateralized loan obligations and loans and other receivables. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of May 31, 2013, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

Of our total Financial instruments owned, approximately 72% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned consisting of bank loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At May 31, 2013 and November 30, 2012, our Level 3 financial instruments owned was 3% of our total financial instruments owned.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 4% from November 30, 2012 to May 31, 2013 primarily to facilitate matchbook activity to accommodate European dividend season, offset by an overall decrease in equity short inventory as of May 31, 2013. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 20% from November 30, 2012 to May 31, 2013. The increase resulted from a change in the mix of underlying maturities, increased matched book activity to accommodate European dividend season and the use of secured financing to support our domestic high yield business, which was previously supported by cash capital. Our utilization of repurchase agreements to finance liquid inventory is predominantly executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances and which partially offsets the increase in matchbook secured financing activity. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended May 31, 2013, were 27% and 21% higher, respectively, than the May 31, 2013 balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2012, were 25% and 33% higher, respectively, than the November 30, 2012 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Successor	Predecessor
	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012

Securities Purchased Under Agreements to Resell
Period end	$3,468	$3,578	$3,358
Month end average	4,506	5,132	4,890
Maximum month end	5,460	6,288	6,638

Securities Sold Under Agreements to Repurchase
Period end	$9,490	$7,976	$8,181
Month end average	11,975	11,895	11,380
Maximum month end	14,397	15,168	15,035

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total equity, total member’s equity/common stockholders’ equity, tangible equity and tangible member’s/common stockholders’ equity with the resulting leverage ratios as of May 31, 2013 and November 30, 2012 (in thousands):

		Successor	Predecessor
		May 31, 2013	November 30, 2012

Total assets		$38,928,266	$36,293,541
Deduct:	Securities borrowed	(5,357,672)	(5,094,679)
	Securities purchased under agreements to resell	(3,467,625)	(3,357,602)

Add:	Financial instruments sold, not yet purchased	6,771,793	7,455,463
	Less derivative liabilities	(199,717)	(229,127)

Subtotal		6,572,076	7,226,336
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,056,141)	(4,082,595)
	Goodwill and intangible assets	(1,976,179)	(380,929)

Adjusted assets		$31,642,725	$30,604,072

Total equity		$5,185,198	$3,782,753
Deduct: Goodwill and intangible assets		(1,976,179)	(380,929)

Tangible equity		$3,209,019	$3,401,824

Total members/ common stockholders’ equity		$5,148,709	$3,436,015
Deduct: Goodwill and intangible assets		(1,976,179)	(380,929)

Tangible members/ common stockholders’ equity		$3,172,530	$3,055,086

Leverage ratio (1)		7.5	9.6

Tangible leverage ratio (2)		11.6	11.8

Leverage ratio - excluding merger impacts (3)		9.5	N/A

Adjusted leverage ratio (4)		9.9	9.0

1)	Leverage ratio equals total assets divided by total equity.
2)	Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s / common stockholders’ equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.
3)	Leverage ratio - excluding merger impacts (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in acquisition accounting of $1,944.0 million less amortization of $8.6 million during the current quarter on assets recognized at fair value in acquisition accounting divided by the sum of total equity less $1,297.0 million, being the increase in equity arising from merger consideration of $1,427.0 million excluding the $125.0 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $8.3 million on assets and liabilities recognized at fair value in acquisition accounting.
4)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The principal elements of our liquidity management framework are our Contingency Funding Plan, our Cash Capital Policy and our assessment of Maximum Liquidity Outflow.

Contingency Funding Plan. Our Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following: (a) repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance; (b) maturity roll off of outstanding letters of credit with no further issuance and replacement with cash collateral; (c) higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements; (d) liquidity outflows related to possible credit downgrade; (e) lower availability of secured funding; (f) client cash withdrawals; (g) the anticipated funding of outstanding investment and loan commitments; and (h) certain accrued expenses and other liabilities and fixed costs.

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital (a non-GAAP financial measure) of $11.3 billion as of May 31, 2013 exceeded our cash capital requirements.

Maximum Liquidity Outflow. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of our policy to ensure we have sufficient funds to cover what we estimate may be needed in a liquidity crisis, we hold more cash and unencumbered securities and have greater long-term debt balances than our businesses would otherwise require. As part of this estimation process, we calculate a Maximum Liquidity Outflow that could be experienced in a liquidity crisis. Maximum Liquidity Outflow is based on a scenario that includes both market-wide stress and firm-specific stress, characterized by some or all of the following elements:

•	Global recession, default by a medium-sized sovereign, low consumer and corporate confidence, and general financial instability.

•	Severely challenged market environment with material declines in equity markets and widening of credit spreads.

•	Damaging follow-on impacts to financial institutions leading to the failure of a large bank.

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure and/or a ratings downgrade.

The following are the critical modeling parameters of the Maximum Liquidity Outflow:

•	Liquidity needs over a 30-day scenario.

•	A two-notch downgrade of our long-term senior unsecured credit ratings.

•	No support from government funding facilities.

•

A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis.

•	No diversification benefit across liquidity risks. We assume that all liquidity risks are additive.

The calculation of our Maximum Liquidity Outflow under the above stresses and modeling parameters considers the following potential contractual and contingent cash and collateral outflows:

•

All upcoming maturities of unsecured long-term debt, commercial paper, promissory notes and other unsecured funding products, assuming we will be unable to issue new unsecured debt or rollover any maturing debt.

•	Repurchases of our outstanding long-term debt in the ordinary course of business as a market maker.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2013, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	Successor		Predecessor
	May 31, 2013	Average balance Quarter ended May 31, 2013 (1)	November 30, 2012
Cash and cash equivalents:
Cash in banks	$697,181	$684,214	$1,038,664
Money market investments	2,706,298	1,869,035	1,653,931

Total cash and cash equivalents	3,403,479	2,553,249	2,692,595

Other sources of liquidity:
Securities purchased under agreements to resell (2)	955,197	736,128	900,000
U.K. liquidity pool (2)	266,024	300,596	407,378
Other (3)	562,210	635,144	423,735

Total other sources	1,783,431	1,671,868	1,731,113

Total cash and cash equivalents and other liquidity sources	$5,186,910	$4,225,117	$4,423,708

Total cash and cash equivalents and other liquidity sources as % of Total Assets	13.3%		12.2%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less
Goodwill and Intangibles	14.0%		12.3%

(1)	Average balances are calculated based on weekly balances.

JEFFERIES GROUP LLC AND SUBSIDIARIES

(2)	The liquidity pool, specifically identified by our U.K. broker-dealer, as required by FCA regulation, consists of high quality debt securities issued by a government or central bank of a state within the European Economic Area (“EEA”), Canada, Australia, Japan, Switzerland or the USA; reserves in the form of sight deposits with a central bank of an EEA state, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. As of May 31, 2013, we have the ability to readily obtain repurchase financing for 72% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2013 and November 30, 2012 (in thousands):

	Successor		Predecessor
	May 31, 2013		November 30, 2012
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,895,154	$611,090	$1,745,960	$426,401
Corporate debt securities	2,388,863	42,011	2,292,823	61,303
U.S. Government, agency and municipal securities	1,469,655	—	2,114,768	57,681
Other sovereign obligations	2,030,987	938,829	2,681,457	269,475
Agency mortgage-backed securities (1)	3,004,037	—	4,052,289	—
Physical commodities	149,175	—	144,016	—

	$10,937,871	$1,591,930	$13,031,313	$814,860

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three months ended May 31, 2013 and November 30, 2012 were approximately $16.9 billion.

In addition to being able to be readily financed at modest haircut levels, we estimate that each of the individual securities within each asset class above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.

Sources of Funding and Capital Resources

Our assets are funded by equity capital, senior debt, convertible debt, mandatorily redeemable convertible preferred stock, mandatorily redeemable preferred interests, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing

We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 82% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At May 31, 2013, the outstanding amount of the notes issued under the program was $195.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $195.0 million aggregate notes, $75.0 million matures in December 2013, $60.0 million matures in November 2014 and $60.0 million matures in February 2015, bearing interest at a spread over one month LIBOR. For additional discussion on the program, refer to Note 11, Variable Interest Entities, in our consolidated financial statements.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our $475.2 million of uncommitted secured and unsecured bank lines, comprised of $475.0 million of bank lines and $0.2 million of letters of credit. Of the $475.0 million uncommitted bank lines, $375.0 million is secured. As of May 31, 2013, there were no short-term borrowings under the uncommitted bank lines. Secured amounts are collateralized by a combination of customer and firm securities. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily bank loans for the three months ended May 31, 2013 and year ended November 30, 2012 were $66.3 million and $66.4 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Capital

We had total capital of $11.3 billion and $8.7 billion resulting in a long-term debt to equity capital ratio of 1.17:1 and 1.30:1 at May 31, 2013 and November 30, 2012, respectively. Our total capital base as of May 31, 2013 and November 30, 2012 was as follows (in thousands):

	Successor	Predecessor
	May 31, 2013	November 30, 2012

Long-Term Debt (1)	$6,075,755	$4,454,600
Mandatorily Redeemable Convertible Preferred Stock	—	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	—	348,051
Total Equity	5,185,198	3,782,753

Total Capital	$11,260,953	$8,710,404

(1)	Long-term debt for purposes of evaluating capital at May 31, 2013 and November 30, 2012 excludes $75.0 million and $350.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility.

On March 1, 2013, we merged with Leucadia and, as a result, our outstanding mandatorily redeemable convertible preferred stock was exchanged for a newly created comparable series of convertible preferred stock that is now issued by Leucadia. This exchange and assumption of convertible preferred stock is considered a part of Leucadia’s purchase consideration for Jefferies Group LLC and therefore results in additional member’s equity of Jefferies Group LLC subsequent to the merger. In addition, at February 28, 2013, Stockholders’ equity includes noncontrolling interests in our high yield joint venture of $347.7 million, which was redeemed on March 1, 2013. Cash redemption payments were made in April 2013 and did not have a significant impact on our liquidity. Also, as of April 1, 2013, the mandatorily redeemable preferred interests of consolidated subsidiaries of $362.3 million were redeemed and subsequently contributed to us by Leucadia as member’s equity of Jefferies Group LLC.

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

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, in aggregate totaling $950.0 million, of which $250.0 million can be borrowed unsecured. Borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. At May 31, 2013 and November 30, 2012, we had borrowings outstanding under the Credit Facility amounting to $75.0 million and $350.0 million, respectively.

The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified

JEFFERIES GROUP LLC AND SUBSIDIARIES

level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At May 31, 2013 and November 30, 2012, the minimum tangible net worth requirement was $2,504.7 million and $2,200.0 million, respectively and the minimum liquidity requirement was $532.3 million and $400.8 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

As of May 31, 2013, our long-term debt, excluding the Credit Facility, has an average maturity exceeding 9 years. Our next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

Our long-term debt ratings as of May 31, 2013 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2013, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $88.4 million. During the three months ended May 31, 2013, certain foreign clearing organizations amended their collateral requirements such that credit rating is only one of several factors in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

As of April 1, 2013, mandatorily redeemable preferred interests of consolidated subsidiary JHYH of $362.3 million was redeemed and subsequently contributed to us by Leucadia as member’s equity of Jefferies Group LLC. Further, the business activities of our high yield joint venture was merged with those of our U.S. broker-dealer and are no longer conducted as a joint venture. Accordingly, 100% of the operations of our high yield business are now allocated to Jefferies Group LLC.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of May 31, 2013. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$261.1	$898.3	$859.7	$4,056.7	$6,075.8
Senior secured revolving credit facility	—	75.0	—	—	—	75.0
Interest payment obligations on long-term debt	167.7	322.4	595.4	511.9	1,642.5	3,239.9

	167.7	658.5	1,493.7	1,371.6	5,699.2	9,390.7

Commitments and guarantees:
Equity commitments	0.3	4.1	—	0.7	533.7	538.8
Loan commitments	117.0	5.2	381.5	54.5	—	558.2
Mortgage-related commitments	642.9	295.5	700.9	—	—	1,639.3
Underwriting commitments	266.6	—	—	—	—	266.6
Forward starting reverse repos and repos	948.3	—	—	—	—	948.3
Derivative contracts:
Derivative contracts - non credit related	838,343.7	3,148.5	42.6	1.2	59.7	841,595.7
Derivative contracts - credit related	—	—	—	7,388.5	—	7,388.5

	840,318.8	3,453.3	1,125.0	7,444.9	593.4	852,935.4

	$840,486.5	$4,111.8	$2,618.7	$8,816.5	$6,292.6	$862,326.1

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 22, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned – derivative contracts or Financial instruments sold, not yet purchased – derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 7, Fair Value Disclosures, and Note 8, Derivative Financial Instruments, in our consolidated financial statements.

We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage-backed securities securitization activities. VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Where we are the primary beneficiary of a VIE, we consolidate the VIE. We do not generally consolidate the various VIEs related to our mortgage-backed securities securitization activities because we are not the primary beneficiary.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At May 31, 2013, we did not have any commitments to purchase assets from our securitization vehicles. At May 31, 2013, we held $468.4 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 10, Securitization Activities and Note 11, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 21, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

On March 1, 2013, all of the outstanding common shares of Jefferies Group LLC were exchanged for shares of Leucadia and Jefferies Group LLC became wholly-owned by Leucadia with Leucadia as the sole equity owner of Jefferies Group LLC. The aggregate purchase price was approximately $4.8 billion and therefore, as a result of the merger, our equity capital approximates $4.8 billion upon consummation. Further, we do not anticipate making distributions in the future.

Common stockholders’ equity/member’s equity increased by $1.8 billion from $3.3 billion at February 28, 2013 to $5.1 billion at May 31, 2013. The increase in our equity during the three months ended May 31, 2013 (Successor period) is attributed to additional capital arising from merger consideration over our historical book value on March 1, 2013, a capital contribution by Leucadia of $362.3 million in connection with the reorganization of our high yield joint venture and second quarter 2013 net earnings of $42.0 million.

Net Capital

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies and Jefferies Execution have elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Additionally, Jefferies Bache, LLC is registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of May 31, 2013, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$943,027	$888,803
Jefferies Execution	3,525	3,275

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$245,377	$108,715

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Risk Committees We make extensive use of internal committees to govern risk taking and ensure that business activities are properly identified, assessed, monitored and managed. Our Risk Management Committee meets weekly to discuss our risk, capital, and liquidity profile in detail. In addition, business or market trends and their potential impact on the risk profile are discussed. Membership is comprised of our Chief Executive Officer and Chairman, Chairman of the Executive Committee, Chief Financial Officer, Chief Risk Officer and Global Treasurer. The Committee approves limits for us as a whole, and across risk categories and business lines. It also reviews all limit breaches. Limits are reviewed on at least an annual basis. Other risk related committees include Market Risk Management, Credit Risk Management, New Business, Underwriting Acceptance, Margin Oversight, Asset and Liability, Executive Management and Operating Committees. These Committees govern risk taking and ensure that business activities are properly managed for their area of oversight.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Daily VaR (1)

Value-at-Risk In Trading Portfolios

	Successor				Predecessor
Risk Categories	VaR as of May 31, 2013	Daily VaR for the Three Months Ended May 31, 2013			VaR as of February 28, 2013	Daily VaR for the Three Months Ended February 28, 2013
		Average	High	Low		Average	High	Low
Interest Rates	$3.80	$4.57	$6.48	$3.68	$4.35	$5.19	$7.89	$3.69
Equity Prices	6.53	6.25	9.10	3.85	4.66	5.66	8.63	4.47
Currency Rates	1.39	1.12	2.07	0.16	1.93	0.85	2.03	0.11
Commodity Prices	0.87	1.07	1.70	0.37	1.42	1.05	1.68	0.60
Diversification Effect (2)	(2.23)	(4.24)	N/A	N/A	(5.16)	(3.48)	N/A	N/A

Firmwide	$10.36	$8.77	$12.20	$6.00	$7.20	$9.27	$15.56	$6.59

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Our average daily VaR decreased to $8.77 million for the three months ended May 31, 2013 from $9.27 million for the three months ended February 28, 2013. The decrease is due mainly to an increase in the diversification benefit and a decline in interest rates risk resulting from reduced holdings of mortgage-backed securities, partially offset by higher equity price risk driven by increased exposure from equity block trades during the quarter. Excluding our investment in Knight Capital, the average VaR for the three months ended May 31, 2013 and February 28, 2013 was $5.77 million and $5.99 million, respectively.

On April 1, 2013, we redeemed the third party noncontrolling interests in our high yield business. The presentation of VaR for the three months and as of May 31, 2013 accordingly reflects the full economic interests of this business since the redemption date. This modification to include a full allocation of the high yield trading business in our calculation had no material effect on VaR calculated for the three months ended and as of May 31, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters:

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e. no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e. once in every 20 days). During the three months ended May 31, 2013, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR. Exclusive of the Knight Capital position, there were no days when the net trading loss exceeded the 95% one day VaR.

Daily Net Trading Revenue

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2013 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the three months ended May 31, 2013, there were 5 days with trading losses out of a total of 64 trading days in the period. Excluding the impact of Principal transaction revenue from our position in Knight Capital, there was 1 day with trading losses in the range of $(2) – $0 million in the three months ended May 31, 2013.

As previously reported, trading loss days and total trading days, which excluded the impact of Principal transaction revenue from our position in Knight Capital, were as follows for each of the respective periods:

Three Months Ended	Trading Days	Trading Loss Days
February 28, 2013	60	1
November 30, 2012	63	1
August 31, 2012	65	1

Including the impact of Principal transaction revenue from our position in Knight Capital, trading loss days and total trading days were as follows for each of the respective periods:

Three Months Ended	Trading Days	Trading Loss Days
February 28, 2013	60	2
November 30, 2012	63	10
August 31, 2012	65	6

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•

Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at May 31, 2013.

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

Current counterparty credit exposures at May 31, 2013 and November 30, 2012 are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at May 31, 2013, excluding cash and cash equivalents, 65% are investment grade counterparties, compared to 58% at November 30, 2012, and are mainly concentrated in North America. Of the credit exposure in Europe, approximately 77% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. When comparing our credit exposure at May 31, 2013 with credit exposure at November 30, 2012, excluding cash and cash equivalents, current exposure has decreased 7% to approximately $1.0 billion from $1.1 billion. The decrease is primarily due to a decrease in loan and lending balances, partially offset by an increase in securities and margin finance balances.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012
AAA Range	—	—	0.3	0.9	—	—	0.3	0.9	2,706.3	1,322.7	2,706.6	1,323.6
AA Range	—	—	80.1	183.1	24.4	19.1	104.5	202.2	80.7	149.7	185.2	351.9
A Range	—	—	373.7	163.8	82.9	72.6	456.6	236.4	526.5	1,134.0	983.1	1,370.4
BBB Range	—	50.0	71.5	106.7	4.1	13.4	75.6	170.1	90.0	86.2	165.6	256.3
BB or Lower	55.1	255.0	190.1	112.3	24.6	19.3	269.8	386.6	—	—	269.8	386.6
Unrated	52.6	57.5	—	—	21.4	1.6	74.0	59.1	—	—	74.0	59.1

Total	107.7	362.5	715.7	566.8	157.4	126.0	980.8	1,055.3	3,403.5	2,692.6	4,384.3	3,747.9

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012
Asia/Latin America/Other	12.5	12.5	42.3	23.5	14.3	6.5	69.1	42.5	165.2	125.6	234.3	168.1
Europe	—	—	199.6	117.4	59.3	42.9	258.9	160.3	505.2	573.9	764.1	734.2
North America	95.2	350.0	473.8	425.9	83.8	76.6	652.8	852.5	2,733.1	1,993.1	3,385.9	2,845.6

Total	107.7	362.5	715.7	566.8	157.4	126.0	980.8	1,055.3	3,403.5	2,692.6	4,384.3	3,747.9

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012
Asset Managers	—	—	4.7	3.3	2.1	0.2	6.8	3.5	2,706.3	1,322.7	2,713.1	1,326.2
Banks, Broker-dealers	—	—	381.6	312.8	87.8	66.9	469.4	379.7	697.2	1,369.9	1,166.6	1,749.6
Commodities	—	—	50.9	23.0	9.5	33.2	60.4	56.2	—	—	60.4	56.2
Other	107.7	362.5	278.5	227.7	58.0	25.7	444.2	615.9	—	—	444.2	615.9

Total	107.7	362.5	715.7	566.8	157.4	126.0	980.8	1,055.3	3,403.5	2,692.6	4,384.3	3,747.9

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 8, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. (Prior to the first quarter of 2013, country risk was defined as the country of jurisdiction or domicile of the obligor’s ultimate group parent.) The tables presented below at November 30, 2012, have been conformed to this presentation. The following tables reflect our top ten exposures at May 31, 2013 and November 30, 2012 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	As of May 31, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$393.3	$(187.6)	$(48.9)	$—	$53.2	$39.7	$411.9	$249.7	$661.6
Spain	558.2	(228.0)	(29.8)	—	1.7	—	0.4	302.1	302.5
Canada	146.3	(53.5)	(20.6)	—	101.6	1.3	1.8	175.1	176.9
Australia	68.7	(30.8)	112.1	12.5	—	1.2	1.4	163.7	165.1
Luxembourg	63.3	(10.6)	2.9	—	—	—	64.9	55.6	120.5
France	409.6	(303.2)	(27.2)	—	21.8	8.7	—	109.7	109.7
Hong Kong	12.0	(4.8)	(0.5)	—	1.7	—	91.3	8.4	99.7
Germany	225.5	(199.9)	5.6	—	57.5	3.0	6.2	91.7	97.9
The Netherlands	382.4	(302.3)	(19.2)	—	8.1	0.1	0.3	69.1	69.4
Belgium	154.5	(79.0)	(17.7)	—	0.2	—	5.4	58.0	63.4

Total	$2,413.8	$(1,399.7)	$(43.3)	$12.5	$245.8	$54.0	$583.6	$1,283.1	$1,866.7

	As of November 30, 2012
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$691.3	$(460.1)	$(81.5)	$8.5	$14.2	$25.7	$405.8	$198.1	$603.9
Luxembourg	163.8	(21.1)	1.1	13.6	1.5	—	96.2	158.9	255.1
Canada	150.7	(66.6)	(23.4)	9.5	103.1	12.6	0.9	185.9	186.8
Spain	276.6	(85.2)	(26.0)	—	4.6	—	0.6	170.0	170.6
Netherlands	255.6	(129.5)	(4.5)	7.5	10.3	0.2	0.3	139.6	139.9
Hong Kong	28.3	(12.0)	5.1	—	1.8	—	91.2	23.2	114.4
Germany	413.2	(318.1)	(94.7)	3.0	60.3	6.7	20.1	70.4	90.5
Belgium	177.8	(142.8)	(3.7)	—	0.9	—	49.4	32.2	81.6
Jersey	0.2	(0.6)	—	73.7	—	—	—	73.3	73.3
Sweden	70.7	(15.7)	(0.6)	—	0.4	0.2	0.1	55.0	55.1

Total	$2,228.2	$(1,251.7)	$(228.2)	$115.8	$197.1	$45.4	$664.6	$1,106.6	$1,771.2

As of May 31, 2013, the largest components of our exposure to Spain are a net exposure of $140.3 million to Spanish sovereign debt, which are actively traded as a portfolio of Spanish government bonds, and a net exposure of $169.0 million to structured products issued by Spanish entities. The structured products are backed by a variety of collateral types, with substantially all of the securities classified within Level 2 of the fair value hierarchy. For additional information, refer to the table on the following pages representing our average exposure for the quarter to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain by maturity category.

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was a net long position of $189.4 million at May 31, 2013, which is approximately 3.6% of total equity.

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at May 31, 2013 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to

JEFFERIES GROUP LLC AND SUBSIDIARIES

duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

	As of May 31, 2013
(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned - Debt securities
Greece	$—	(4)	$6.9	$0.2	(4)	$—	$7.1
Ireland	11.8	(4)	7.7	44.7	(4)	—	64.2
Italy	351.4	(4)	16.9	11.1	(4)	7.0	386.4
Portugal	2.5	(4)	1.6	2.2	(4)	—	6.3
Spain	335.9	(4)	19.4	34.0	(4)	169.0	558.3

Total fair value of long debt securities (1)	701.6		52.5	92.2		176.0	1,022.3

Financial instruments sold - Debt securities
Greece	—	(4)	0.7	—	(4)	—	0.7
Ireland	3.5	(4)	6.7	3.1	(4)	—	13.3
Italy	309.6	(4)	9.1	11.5	(4)	—	330.2
Portugal	3.5	(4)	0.1	0.5	(4)	—	4.1
Spain	195.6	(4)	6.4	26.0	(4)	—	228.0

Total fair value of short debt securities (2)	512.2		23.0	41.1		—	576.3

Total net fair value of debt securities	189.4		29.5	51.1		176.0	446.0

Derivative contracts - long notional exposure
Greece	—		0.1	—		—	0.1
Ireland	—		7.6	—		—	7.6
Italy	58.2	(5)	—	—		—	58.2
Portugal	—		—	—		—	—
Spain	—		0.2	5.9		—	6.1

Total notional amount - long (6)	58.2		7.9	5.9		—	72.0

Derivative contracts - short notional exposure
Greece	—		—	—		—	—
Ireland	—		12.3	0.3		—	12.6
Italy	260.2	(5)	1.7	19.5		—	281.4
Portugal	—		—	—		—	—
Spain	—		4.2	31.6		—	35.8

Total notional amount - short (6)	260.2		18.2	51.4		—	329.8

Total net derivative notional exposure (3)	(202.0)		(10.3)	(45.5)		—	(257.8)

Total net exposure to select European countries	$(12.6)		$19.2	$5.6		$176.0	$188.2

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned - corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased - corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

	As of May 31, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$—	$11.8	$351.4	$2.5	$335.9	$701.6
Long non-sovereign debt securities (1)	7.1	52.4	35.0	3.8	222.4	320.7

Total long debt securities	7.1	64.2	386.4	6.3	558.3	1,022.3

Financial instruments sold, not yet purchased:
Short sovereign debt securities	—	3.5	309.6	3.5	195.6	512.2
Short non-sovereign debt securities	0.7	9.8	20.6	0.6	32.4	64.1

Total short debt securities	0.7	13.3	330.2	4.1	228.0	576.3

Net fair value - debt securities	6.4	50.9	56.2	2.2	330.3	446.0
Net derivatives notional amount	0.1	(5.0)	(223.2)	—	(29.7)	(257.8)

Total net exposure to select European countries	$6.5	$45.9	$(167.0)	$2.2	$300.6	$188.2

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended May 31, 2013, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance

Financial instruments owned - Debt securities
Greece	$—	$0.2	$0.2
Ireland	7.2	14.5	21.7
Italy	908.1	803.1	1,711.2
Portugal	0.2	4.3	4.5
Spain	232.3	379.9	612.2

Total average fair value of long debt securities (1)	1,147.8	1,202.0	2,349.8

Financial instruments sold - Debt securities
Greece	—	—	—
Ireland	0.4	5.8	6.2
Italy	534.9	870.0	1,404.9
Portugal	—	3.9	3.9
Spain	3.7	364.6	368.3

Total average fair value of short debt securities	539.0	1,244.3	1,783.3

Total average net fair value of debt securities	608.8	(42.3)	566.5

Derivative contracts - long notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	39.6 (2)	39.6	(2)
Portugal	—	—	—
Spain	—	—	—

Total average notional amount - long	—	39.6	39.6

Derivative contracts - short notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	340.1	340.1
Portugal	—	—	—
Spain	—	—	—

Total average notional amount - short	—	340.1	340.1

Total average net derivative notional exposure (3)	—	(300.5)	(300.5)

Total average net exposure to select European countries	$608.8	$(342.8)	$266.0

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain as of May 31, 2013. The information is presented based on the notional amount of the contracts and the credit to either the sovereign or non-sovereign domiciled in the respective European counterparty rather than by the domicile of the derivative counterparty. For credit default swaps, we have immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

	As of May 31, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long notional exposure
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	58.2	—	—	58.2
Listed equity options	0.1	7.6	—	—	6.1	13.8

Total notional amount - long	0.1	7.6	58.2	—	6.1	72.0

Derivative contracts - short notional exposure
Credit default swaps	—	—	19.5	—	26.0	45.5
Bond future contracts	—	—	260.2	—	—	260.2
Listed equity options	—	12.6	1.7	—	9.8	24.1

Total notional amount - short	—	12.6	281.4	—	35.8	329.8

Net derivatives notional amount	$0.1	$(5.0)	$(223.2)	$—	$(29.7)	$(257.8)

The following table provides the fair value of the above derivative contracts at May 31, 2013 (in millions):

	As of May 31, 2013
	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long fair value
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	—	—	—	—
Listed equity options	(0.1)	(0.1)	—	—	0.7	0.5

Total fair value - long	(0.1)	(0.1)	—	—	0.7	0.5

Derivative contracts - short fair value
Credit default swaps	—	—	(0.5)	—	0.3	(0.2)
Bond future contracts	—	—	—	—	—	—
Listed equity options	(0.1)	0.5	0.1	—	0.9	1.4

Total fair value - short	(0.1)	0.5	(0.4)	—	1.2	1.2

Net derivatives fair value	$—	$(0.6)	$0.4	$—	$(0.5)	$(0.7)

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At May 31, 2013, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	As of May 31, 2013
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$0.6	$—	$0.6
Ireland	6.5	56.8	(50.3)
Italy	426.2	399.0	27.2
Portugal	2.0	—	2.0
Spain	238.4	481.7	(243.3)

Total	$673.7	$937.5	$(263.8)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

New Business Risk

New business risk refers to the risks of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. Our New Business Committee reviews proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.

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

Item 4. Controls and Procedures.

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies Group LLC became a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). The class actions, filed on behalf of our shareholders prior to the merger transactions, name as defendants Jefferies Group, Inc., the members of the board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the merger transactions by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. The actions filed in New York have been stayed, and the actions filed in Delaware are proceeding. We are unable to predict the outcome of this litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 11, 2012, among Leucadia National Corporation, Limestone Merger Sub, LLC, Jefferies Group, Inc., JSP Holdings, Inc. and Jasper Merger Sub, Inc. is incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K, filed on November 13, 2012.

2.2	Agreement and Plan of Merger, dated as of November 11, 2012, among Jefferies Group, Inc., JSP Holdings, Inc. and Jasper Merger Sub, Inc. is incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K, filed on November 13, 2012.

3.1	Certificate of Formation of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC, dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10.1	Summary of 2013 executive compensation program for Messrs. Sharp and Stacconi is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on March 1, 2013.

10.2	Summary of the 2012 executive compensation program for Messrs. Handler and Friedman is incorporated by reference to Registrant’s Form 8-K filed on September 21, 2013 and Registrant’s Form 8-K filed on March 1, 2013.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2013 and November 30, 2012; (ii) the Consolidated Statements of Earnings for the three months ended May 31, 2013 and February 28, 2013 and three and six months ended May 31, 2012; (iii) the Consolidated Statements of Comprehensive Income for the three months ended May 31, 2013 and February 28, 2013 and three and six months ended May 31, 2012; (iv) the Consolidated Statements of Changes in Equity for the three months ended May 31, 2013 and February 28, 2013 and twelve months ended November 30, 2012; (v) the Consolidated Statements of Cash Flows for the three months ended May 31, 2013 and February 28, 2013 and six months ended May 31, 2012; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

Exhibits 10.1 and 10.2 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)

Date: July 10, 2013	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)