Form 10-Q
period 2013-08-31
Jefferies Group LLC
filed 2013-10-09
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

JEFFERIES GROUP LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

August 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Financial Condition (Unaudited) - August 31, 2013 (Successor) and November 30, 2012 (Predecessor)	2
	Consolidated Statements of Earnings (Unaudited) - Three and Six Months Ended August 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor), Three and Nine Months Ended August 31, 2012 (Predecessor)	5
	Consolidated Statements of Comprehensive Income (Unaudited) - Three and Six Months Ended August 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor), Three and Nine Months Ended August 31, 2012 (Predecessor)	7
	Consolidated Statements of Changes in Equity (Unaudited) - Six Months Ended August 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor) and Twelve Months Ended November 30, 2012 (Predecessor)	8
	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended August 31, 2013 (Successor), Three Months Ended February 28, 2013 (Predecessor) and Nine Months Ended August 31, 2012 (Predecessor)	9
	Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	80
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	125
Item 4.	Controls and Procedures	125

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	125
Item 1A.	Risk Factors	125
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	125
Item 6.	Exhibits	126

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	Successor	Predecessor
	August 31, 2013	November 30, 2012
ASSETS
Cash and cash equivalents	$4,119,096	$2,692,595
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,457,926	4,082,595
Financial instruments owned, at fair value, including securities pledged of $12,693,618 and $12,334,745 at August 31, 2013 and November 30, 2012, respectively.
Corporate equity securities	1,933,302	1,762,775
Corporate debt securities	2,354,748	3,038,146
Government, federal agency and other sovereign obligations	4,027,870	5,153,750
Mortgage- and asset-backed securities	4,126,691	5,468,284
Loans and other receivables	942,969	678,311
Derivatives	121,869	298,086
Investments, at fair value	79,917	127,023
Physical commodities	110,915	144,016

Total financial instruments owned, at fair value	13,698,281	16,670,391
Investments in managed funds	55,897	57,763
Loans to and investments in related parties	563,828	586,420
Securities borrowed	5,316,449	5,094,679
Securities purchased under agreements to resell	4,420,886	3,357,602
Securities received as collateral	45,133	—
Receivables:
Brokers, dealers and clearing organizations	2,738,047	1,424,027
Customers	1,095,422	916,284
Fees, interest and other	241,909	196,811
Premises and equipment	191,018	185,991
Goodwill	1,718,115	365,670
Other assets	1,168,206	662,713

Total assets	$38,830,213	$36,293,541

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED (UNAUDITED)

(In thousands, except share amounts)

	Successor	Predecessor
	August 31, 2013	November 30, 2012
LIABILITIES AND EQUITY
Short-term borrowing	$50,000	$150,000
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,739,491	1,539,332
Corporate debt securities	1,320,896	1,389,312
Government, federal agency and other sovereign obligations	2,987,515	3,666,112
Mortgage- and asset-backed securities	37,968	241,211
Loans	360,537	207,227
Derivatives	133,827	229,127
Physical commodities	44,796	183,142

Total financial instruments sold, not yet purchased, at fair value	6,625,030	7,455,463
Collateralized financings:
Securities loaned	2,578,401	1,934,355
Securities sold under agreements to repurchase	10,863,548	8,181,250
Other secured financings	228,025	62,300
Obligation to return securities received as collateral	45,133	—
Payables:
Brokers, dealers and clearing organizations	1,058,396	2,819,677
Customers	4,837,843	5,568,017
Accrued expenses and other liabilities	956,403	1,062,068
Long-term debt	6,346,439	4,804,607
Mandatorily redeemable convertible preferred stock	—	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	—	348,051

Total liabilities	33,589,218	32,510,788

EQUITY
Common stock, $0.0001 par value. Authorized 500,000,000 shares; issued 204,147,007 shares at November 30, 2012	—	20
Member’s paid-in capital/ Additional paid-in capital	5,169,864	2,219,959
Retained earnings	—	1,281,855
Treasury stock, at cost, 835,033 shares at November 30, 2012	—	(12,682)
Accumulated other comprehensive loss:
Currency translation adjustments	(5,917)	(38,009)
Additional minimum pension liability	—	(15,128)

Total accumulated other comprehensive loss	(5,917)	(53,137)

Total member’s / common stockholders’ equity	5,163,947	3,436,015
Noncontrolling interests	77,048	346,738

Total equity	5,240,995	3,782,753

Total liabilities and equity	$38,830,213	$36,293,541

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

	Successor	Predecessor
	August 31, 2013	November 30, 2012
Assets
Cash and cash equivalents	$43,938	$388,279
Financial instruments owned, at fair value
Corporate equity securities	—	105,271
Corporate debt securities	—	394,043
Mortgage- and asset-backed securities	—	15,589
Loans and other receivables	108,700	383,667
Investments, at fair value	462	5,836

Total financial instruments owned, at fair value	109,162	904,406
Receivables:
Brokers, dealers and clearing organizations	—	236,594
Fees, interest and other	—	10,931
Other assets	22	348

Total assets	$153,122	$1,540,558

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate debt securities	—	325,979
Loans	—	199,610
Derivatives	—	505

Total financial instruments sold, not yet purchased, at fair value	—	526,094
Collateralized financings:
Other secured financings	228,025	62,300
Payables:
Brokers, dealers and clearing organizations	—	201,237
Accrued expenses and other liabilities	40,959	10,656
Mandatorily redeemable preferred interests of consolidated subsidiaries	—	348,051

Total liabilities	$268,984	$1,148,338

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012

Revenues:
Commissions	$138,736	$119,200
Principal transactions	(24,910)	297,037
Investment banking	309,339	260,163
Asset management fees and investment income from managed funds	13,549	3,116
Interest	230,672	242,625
Other	28,630	22,911

Total revenues	696,016	945,052
Interest expense	178,987	206,114

Net revenues	517,029	738,938
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	8,304

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	517,029	730,634

Non-interest expenses:
Compensation and benefits	293,771	440,391

Non-compensation expenses:
Floor brokerage and clearing fees	34,500	30,280
Technology and communications	62,266	58,681
Occupancy and equipment rental	26,205	24,077
Business development	17,624	27,736
Professional services	25,269	14,667
Other	34,012	12,433

Total non-compensation expenses	199,876	167,874

Total non-interest expenses	493,647	608,265

Earnings before income taxes	23,382	122,369
Income tax expense	8,493	44,048

Net earnings	14,889	78,321
Net earnings attributable to noncontrolling interests	3,149	8,150

Net earnings attributable to Jefferies Group LLC	$11,740	$70,171

Earnings per common share:
Basic	N/A	$0.31
Diluted	N/A	$0.31

Dividends declared per common share	N/A	$0.075

Weighted average common shares:
Basic	N/A	214,756
Diluted	N/A	218,867

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED (UNAUDITED)

(In thousands, except per share amounts)

	Successor	Predecessor
	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Nine Months Ended August 31, 2012

Revenues:
Commissions	$285,584	$131,083	$358,495
Principal transactions	109,661	300,278	793,834
Investment banking	586,473	288,278	842,921
Asset management fees and investment income from managed funds	24,076	10,883	10,648
Interest	489,337	249,277	788,935
Other	54,875	27,004	103,102

Total revenues	1,550,006	1,006,803	2,897,935
Interest expense	390,450	203,416	668,000

Net revenues	1,159,556	803,387	2,229,935
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	34,604

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	1,156,188	792,426	2,195,331

Non-interest expenses:
Compensation and benefits	667,651	474,217	1,310,394

Non-compensation expenses:
Floor brokerage and clearing fees	67,491	30,998	91,039
Technology and communications	126,105	59,878	180,460
Occupancy and equipment rental	58,430	24,309	71,582
Business development	40,356	24,927	72,362
Professional services	54,788	24,135	45,656
Other	52,732	14,475	46,018

Total non-compensation expenses	399,902	178,722	507,117

Total non-interest expenses	1,067,553	652,939	1,817,511

Earnings before income taxes	88,635	139,487	377,820
Income tax expense	33,500	48,645	134,403

Net earnings	55,135	90,842	243,417
Net earnings attributable to noncontrolling interests	3,887	10,704	32,612

Net earnings attributable to Jefferies Group LLC	$51,248	$80,138	$210,805

Earnings per common share:
Basic	N/A	$0.35	$0.92
Diluted	N/A	$0.35	$0.91

Dividends declared per common share	N/A	$0.075	$0.225

Weighted average common shares:
Basic	N/A	213,732	216,509
Diluted	N/A	217,844	220,621

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Net earnings	$14,889	$78,321

Other comprehensive income, net of tax:
Currency translation adjustments	5,549	6,519

Total other comprehensive income, net of tax (1)	5,549	6,519

Comprehensive income	20,438	84,840
Net earnings attributable to noncontrolling interests	3,149	8,150

Comprehensive income attributable to Jefferies Group LLC	$17,289	$76,690

	Successor	Predecessor
	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Nine Months Ended August 31, 2012
Net earnings	$55,135	$90,842	$243,417

Other comprehensive income, net of tax:
Currency translation adjustments	(5,917)	(10,018)	(207)

Total other comprehensive loss, net of tax (1)	(5,917)	(10,018)	(207)

Comprehensive income	49,218	80,824	243,210
Net earnings attributable to noncontrolling interests	3,887	10,704	32,612

Comprehensive income to attributable to Jefferies Group LLC	$45,331	$70,120	$210,598

(1)	Total other comprehensive income (loss), net of tax, is attributable to Jefferies Group LLC. No other comprehensive income (loss) is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Successor	Predecessor
	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012
Common stock, par value $0.0001 per share
Balance, beginning of period	$—	$20	$20
Issued	—	1	1
Retired	—	—	(1)

Balance, end of period	$—	$21	$20

Member’s paid-in capital
Balance, beginning of period	$4,754,101	$—	$—
Contributions	362,255	—	—
Net earnings to Jefferies Group LLC	51,248	—	—
Tax benefit for issuance of share-based awards	2,260	—	—

Balance, end of period	$5,169,864	$—	$—

Additional paid-in capital
Balance, beginning of period	$—	$2,219,959	$2,207,410
Benefit plan share activity (3)	—	3,138	12,076
Share-based expense, net of forfeitures and clawbacks	—	22,288	83,769
Proceeds from exercise of stock options	—	57	104
Acquisitions and contingent consideration	—	2,535	—
Tax (deficiency) benefit for issuance of share-based awards	—	(17,965)	19,789
Equity component of convertible debt, net of tax	—	—	(427)
Dividend equivalents on share-based plans	—	1,418	6,531
Retirement of treasury stock	—	—	(109,293)

Balance, end of period	$—	$2,231,430	$2,219,959

Retained earnings
Balance, beginning of period	$—	$1,281,855	$1,067,858
Net earnings to common shareholders	—	80,138	282,409
Dividends	—	(17,217)	(68,412)

Balance, end of period	$—	$1,344,776	$1,281,855

Accumulated other comprehensive loss (1) (2)
Balance, beginning of period	$—	$(53,137)	$(50,490)
Currency adjustment	(5,917)	(10,018)	1,511
Pension adjustment, net of tax	—	—	(4,158)

Balance, end of period	$(5,917)	$(63,155)	$(53,137)

Treasury stock, at cost
Balance, beginning of period	$—	$(12,682)	$(486)
Purchases	—	(166,541)	(113,562)
Returns / forfeitures	—	(1,922)	(7,928)
Retirement of treasury stock	—	—	109,294

Balance, end of period	$—	$(181,145)	$(12,682)

Total member’s / common stockholders’ equity	$5,163,947	$3,331,927	$3,436,015

Noncontrolling interests
Balance, beginning of period	$356,180	$346,738	$312,663
Net earnings attributable to noncontrolling interests	3,887	10,704	40,740
Contributions	64,610	—	—
Distributions	—	(1,262)	(13,570)
Redemptions	(347,629)	—	—
Consolidation of asset management entity	—	—	6,905

Balance, end of period	$77,048	$356,180	$346,738

Total equity	$5,240,995	$3,688,107	$3,782,753

(1)	The components of other comprehensive loss are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive loss are attributable to noncontrolling interests.
(2)	There were no reclassifications out of Accumulated other comprehensive loss during the six months ended August 31, 2013.
(3)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Nine Months Ended August 31, 2012
Cash flows from operating activities:
Net earnings	$55,135	$90,842	$243,417

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	(1,369)	17,393	54,836
Gain on conversion option	(9,151)	—	—
Bargain purchase gain	—	—	(3,368)
Gain on repurchase of long-term debt	—	—	(9,898)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	34,604
Accruals related to various benefit plans and stock issuances, net of forfeitures	—	23,505	65,457
Income on loans to and investments in related parties	(55,194)	—	—
Distributions received on investments in related parties	28,335	—	—
Other adjustments	(1,815)	(1,154)	(2,780)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	269,786	352,891	(408,445)
Receivables:
Brokers, dealers and clearing organizations	(300,959)	(1,027,671)	(401,758)
Customers	(51,942)	(130,543)	224,761
Fees, interest and other	(16,821)	(29,149)	(28,921)
Securities borrowed	(5,251)	(224,557)	(48,893)
Financial instruments owned	2,691,267	229,394	2,758,173
Loans to and investments in related parties	—	(197,166)	(109,997)
Investments in managed funds	4,079	(2,213)	10,619
Securities purchased under agreements to resell	(846,206)	(224,418)	(1,050,263)
Other assets	38,339	25,489	26,957
Payables:
Brokers, dealers and clearing organizations	(727,408)	(1,031,335)	(2,204,936)
Customers	(607,034)	(111,139)	241,725
Securities loaned	679,305	(28,138)	355,679
Financial instruments sold, not yet purchased	(3,127,918)	2,327,667	1,750,709
Securities sold under agreements to repurchase	2,894,054	(197,493)	(1,402,558)
Accrued expenses and other liabilities	134,369	(267,336)	74,927

Net cash provided by (used in) operating activities	1,046,969	(394,170)	170,047

Cash flows from investing activities:
Net payments on premises and equipment	(24,787)	(10,706)	(39,848)
Contributions to loans to and investments in related parties	(1,133,831)	—	—
Distributions from loans to and investments in related parties	1,363,755	—	—
Cash received in connection with acquisition during the period	—	—	2,257
Cash received from contingent consideration	2,579	1,203	2,774
Cash paid from contingent consideration	—	—	(1,172)

Net cash provided by (used in) investing activities	207,716	(9,503)	(35,989)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Nine Months Ended August 31, 2012
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$2,419	$5,682	$30,576
Proceeds from short-term borrowings	8,053,000	6,744,000	9,563,063
Payments on short-term borrowings	(8,103,000)	(6,794,000)	(9,370,557)
Proceeds from secured credit facility	720,000	900,000	680,000
Payments on secured credit facility	(685,000)	(990,007)	(370,000)
Repayment of long-term debt	—	—	(253,232)
Proceeds from other secured financings	105,000	60,000	—
Payments on repurchase of long-term debt	—	—	(1,435)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(64)	(61)	(5,313)
Payments on repurchase of common stock	—	(166,541)	(104,202)
Payments on dividends	—	(15,799)	(46,298)
Proceeds from exercise of stock options, not including tax benefits	—	57	104
Net proceeds from issuance of senior notes, net of issuance costs	—	991,469	201,010
Proceeds from contributions of noncontrolling interests	64,610	—	—
Payments on distributions to noncontrolling interests	(306,830)	(1,262)	(7,709)

Net cash (used in) provided by financing activities	(149,865)	733,538	316,007

Effect of exchange rate changes on cash and cash equivalents	(3,682)	(4,502)	651

Net increase in cash and cash equivalents	1,101,138	325,363	450,716
Cash and cash equivalents at beginning of period	3,017,958	2,692,595	2,393,797

Cash and cash equivalents at end of period	$4,119,096	$3,017,958	$2,844,513

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$441,652	$178,836	$648,394
Income taxes, net of refunds	26,037	(34,054)	12,816

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

Organization

On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company and was renamed Jefferies Group LLC. In addition, certain subsidiaries of Jefferies Group, Inc. also converted into limited liability companies. The accompanying Consolidated Financial Statements therefore refer to Jefferies Group LLC and represent the accounts of Jefferies Group, Inc., as it was formerly known, and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc., (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache, Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Mortgage Funding, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.

We operate in two business segments, Capital Markets and Asset Management. Capital Markets includes our securities, commodities, futures and foreign exchange trading and investment banking activities, which provides the research, sales, trading, origination and advisory effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds.

On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). The acquired business represented the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services. The acquisition of Hoare Govett provided us with the opportunity to continue our growth in corporate broking in the U.K. and significantly expand the capabilities and reach of our established European Investment Banking and Equities business units. See Note 5, Hoare Govett Acquisition for further details.

On March 1, 2013, Jefferies Group LLC through a series of merger transactions, became a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Merger Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as the holding company of its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, we continue to operate as a full-service global investment banking firm, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports.

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

As more fully described in Note 4, Leucadia Merger and Related Transactions, the Merger Transaction is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets, and liabilities of Jefferies Group LLC be recorded at their fair values at the date of the Merger Transaction. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a result, our consolidated financial statements for 2013 are presented for the period from March 1, 2013 through August 31, 2013 for the new reporting entity (the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods have been prepared under two different cost bases of accounting.

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

Cash Flow Statement Presentation

For the six months ended August 31, 2013, certain amounts relating to loans and investments in related parties are classified as components of investing activities on the Consolidated Statements of Cash Flows to conform to the presentation of our Parent company in connection with the establishment of a new accounting entity through the application of push down accounting. These amounts were classified by the Predecessor entity as operating activities for reporting periods prior to the merger.

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

Immaterial Revision

We have made correcting adjustments (referred to as “adjustments”) to our historical financial statements for the three months ended February 28, 2013 and for the three months ended May 31, 2013, the results of which are included within our financial statements for the six months ended August 31, 2013. We do not believe these adjustments are material to our financial statements for any previously reported period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pre-tax non-compensation expenses for the quarter ended February 28, 2013, were overstated by $8.5 million. Professional services expense should have been $24.1 million rather than $32.6 million, as previously reported. Professional service fees related to the Merger Transaction were incorrectly accrued in the quarter ended February 28, 2013, rather than at 12:01AM on March 1, 2013 when the transaction was completed. This had the effect of understating net earnings by approximately $5.3 million for the three month period ended February 28, 2013 and, accordingly, we have increased first quarter net earnings to $80.1 million. We evaluated the effects of this correction and concluded that it is not material to the previously issued Quarterly Report on Form 10-Q for the three month period ended February 28, 2013. Nevertheless, we revised our consolidated net earnings for the three month period ended February 28, 2013 as presented in this Form 10-Q to correct for the effect of this error and appropriately reflected the $8.5 million of professional service fees as an expense in the second quarter of fiscal 2013. The adjustment had an inconsequential impact on the Statement of Financial Condition as of February 28, 2013.

Principal transaction revenues for the three months ended May 31, 2013 was reduced by $3.9 million to correct the valuation of the conversion option to shares of Leucadia embedded in our 3.875% Senior Convertible Debentures. On an after tax basis, the correction results in a reduction of Net earnings for the three months ended May 31, 2013 of $2.5 million. It was determined that the conversion option liability at March 1, 2013, which was recognized at fair value as part of acquisition accounting should have been $16.5 million rather than $7.7 million. This had the effect of understating goodwill in the purchase price allocation by $5.3 million, after considering the tax effects of increasing the fair value of the conversion option. We evaluated the effects of this correction and concluded that it is not material to the previously issued Quarterly Report on Form 10-Q for the three month period ended May 31, 2013. Nevertheless, we revised our consolidated net earnings for the three month period ended May 31, 2013 as reflected in this this Form 10-Q for the six months ended August 31, 2013 to correct for the effect of these items and appropriately reflected the increase in goodwill of $5.3 million within our Consolidated Statement of Financial Condition.

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

Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short-term borrowings, long-term borrowings and our mandatorily redeemable convertible preferred stock on an accrual basis with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted / amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for our classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and is charged with the final conclusions as to the financial instrument fair values in the consolidated financial statements. This process specifically assists the Chief Financial Officer in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. At each quarter end, the overall valuation results, as concluded upon by the IPV Committee, are presented to the Audit Committee.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment includes internally developed software, which was increased to its fair market value in the allocation of the purchase price on March 1, 2013. The revised carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life. See Note 4, Leucadia Merger and Related Transactions for more information regarding the allocation of the purchase price.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.

The fair value of reporting units are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market capitalization, price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Refer to Note 13, Goodwill and Other Intangible Assets, for further information on our assessment of goodwill.

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

Income Taxes

We are a single-member limited liability company treated as a disregarded entity for federal and state income tax purposes and our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. Prior to the Merger Transaction we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting for the Merger Transaction the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized.

The tax benefit related to dividends and dividend equivalents paid on nonvested share-based payment awards are recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Equity.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the Merger Transaction, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor periods, basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required. For Predecessor periods, diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and RSUs granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate Basic and Diluted earnings per share under the two-class method.

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

Accounting Standards to be Adopted in Future Periods

Income Taxes. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods (fiscal quarter ended February 28, 2014), and is to be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU No. 2013-11 on our consolidated financial statements.

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

Adopted Accounting Standards

Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted the guidance effective March 1, 2013, presenting the additional disclosures within our Consolidated Statements of Changes in Equity. Adoption did not affect our results of operation, financial condition or cash flows.

Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Merger Transaction

On March 1, 2013, Jefferies Group LLC completed a merger transaction with Leucadia and became a wholly-owned subsidiary of Leucadia as described in Note 1 Organization and Basis of Presentation. Each share of Jefferies Group Inc.‘s common stock outstanding was converted into common shares of Leucadia at an Exchange Ratio of 0.81 of a Leucadia common share for each share of Jefferies Group, Inc. (the “Exchange Ratio”). Leucadia exchanged Jefferies Group, Inc.’s $125.0 million 3.25% Series A-1 Convertible Cumulative Preferred Stock for a new series of Leucadia $125.0 million 3.25% Cumulative Convertible Preferred Shares. In addition, each restricted share and restricted stock unit of Jefferies Group, Inc. common stock was converted at the Exchange Ratio, into an equivalent award of shares of Leucadia, with all such awards for Leucadia shares subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the merger, we recognized $2.5 million, $11.5 million and $2.1 million in transaction costs during the three and six months ended August 31, 2013 and three months ended February 28, 2013, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets acquired (1):
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (2)	15,551
Finite-lived intangible customer relationships (2)(3)	136,002
Finite-lived trade name (2)(4)	131,299
Other assets	939,600

Total assets	$38,036,242

Liabilities assumed (1):
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	789,449
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951

Total liabilities	$34,641,947

Noncontrolling interests	356,180

Fair value of net assets acquired, excluding goodwill (1)	$3,038,115

Goodwill (1)	$1,715,986

(1)	Modifications to the purchase price allocation have been made since the initial presentation included in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013, which reflect additional information obtained about the fair value of the assets acquired and liabilities assumed. These modifications include adjustments of $4.8 million to reduce the fair value of the total assets acquired and $9.6 million to increase the total liabilities assumed at March 1, 2013. The impact of the adjustments resulted in an increase of goodwill of $14.4 million from the previously presented balance of $1,701.6 million to $1,716.0 million as reflected in this table.
(2)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.
(3)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted average useful life of approximately 14.4 years.
(4)	The fair value of the finite-lived trade name will be amortized on a straight line basis over a useful life of 35 years.

Intangible assets, not including goodwill, totaling approximately $282.9 million were identified and recognized as part of the acquisition accounting. The goodwill of $1.7 billion resulting from the Merger Transaction is not deductible for tax purposes.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reorganization of Jefferies High Yield Holdings, LLC

On March 1, 2013, we commenced a reorganization of our high yield joint venture with Leucadia, conducted through Jefferies High Yield Holdings, LLC (“JHYH”) (the parent of Jefferies High Yield Trading, LLC (our high yield trading broker-dealer)). On March 1, 2013, we redeemed the outstanding third party noncontrolling interests in JHYH of $347.6 million. On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH of $362.3 million to Jefferies Group LLC as member’s equity. We subsequently redeemed the mandatorily redeemable preferred interests in JHYH on April 1, 2013. In addition, on April 1, 2013, our high yield trading broker-dealer was merged into Jefferies LLC (our U.S. securities broker-dealer).

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

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the nine months ended August 31, 2012 and is reported within the Capital Markets business segment.

Our results of operations for the nine months ended August 31, 2012 include the results of operations of Hoare Govett for seven months for the period from February 1, 2012 to August 31, 2012. The acquisition closed on February 29, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments classified as cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of August 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	August 31, 2013	November 30, 2012

Cash and cash equivalents:
Cash in banks	$938,881	$1,038,664
Money market investments	3,180,215	1,653,931

Total cash and cash equivalents	$4,119,096	$2,692,595

Cash and securities segregated (1)	$3,457,926	$4,082,595

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of August 31, 2013 and November 30, 2012 by level within the fair value hierarchy (in thousands):

	Successor
	August 31, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,753,178	$164,045	$16,079	$—	$1,933,302
Corporate debt securities	—	2,334,115	20,633	—	2,354,748
Collateralized debt obligations	—	196,639	45,872	—	242,511
U.S. government and federal agency securities	1,559,899	45,993	—	—	1,605,892
Municipal securities	—	504,981	—	—	504,981
Sovereign obligations	1,225,076	691,921	—	—	1,916,997
Residential mortgage-backed securities	—	2,951,619	132,183	—	3,083,802
Commercial mortgage-backed securities	—	728,365	14,423	—	742,788
Other asset-backed securities	—	49,020	8,570	—	57,590
Loans and other receivables	—	812,517	130,452	—	942,969
Derivatives	38,410	1,937,799	2,567	(1,856,907)	121,869
Investments at fair value	—	6,465	73,452	—	79,917
Physical commodities	—	110,915	—	—	110,915

Total financial instruments owned	$4,576,563	$10,534,394	$444,231	$(1,856,907)	$13,698,281

Cash and cash equivalents	$4,119,096	$—	$—	$—	$4,119,096
Investments in managed funds	$—	$—	$55,897	$—	$55,897
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,457,926	$—	$—	$—	$3,457,926
Securities received as collateral	$45,133	$—	$—	$—	$45,133

Total Level 3 assets			$500,128

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,675,406	$64,047	$38	$—	$1,739,491
Corporate debt securities	—	1,320,896	—	—	1,320,896
U.S. government and federal agency securities	1,299,404	—	—	—	1,299,404
Sovereign obligations	1,043,906	644,205	—	—	1,688,111
Residential mortgage-backed securities	—	24,569	—	—	24,569
Commercial mortgage-backed securities	—	13,399	—	—	13,399
Loans	—	359,561	976	—	360,537
Derivatives	39,794	1,991,520	17,205	(1,914,692)	133,827
Physical commodities	—	44,796	—	—	44,796

Total financial instruments sold, not yet purchased	$4,058,510	$4,462,993	$18,219	$(1,914,692)	$6,625,030

Obligation to return securities received as collateral	$45,133	$—	$—	$—	$45,133
Other secured financings	$—	$30,000	$3,025	$—	$33,025
Embedded conversion option	$—	$7,336	$—	$—	$7,336

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	During the three months ended August 31, 2013, we transferred from Level 1 to Level 2 listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $279.3 million.

	Predecessor
	November 30, 2012
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,608,715	$137,245	$16,815	$—	$1,762,775
Corporate debt securities	—	3,034,515	3,631	—	3,038,146
Collateralized debt obligations	—	87,239	31,255	—	118,494
U.S. government and federal agency securities	1,720,617	115,310	—	—	1,835,927
Municipal securities	—	619,969	—	—	619,969
Sovereign obligations	1,722,044	975,810	—	—	2,697,854
Residential mortgage-backed securities	—	4,008,844	156,069	—	4,164,913
Commercial mortgage-backed securities	—	1,060,333	30,202	—	1,090,535
Other asset-backed securities	—	93,228	1,114	—	94,342
Loans and other receivables	—	497,918	180,393	—	678,311
Derivatives	615,024	1,547,984	328	(1,865,250)	298,086
Investments at fair value	—	43,126	83,897	—	127,023
Physical commodities	—	144,016	—	—	144,016

Total financial instruments owned	$5,666,400	$12,365,537	$503,704	$(1,865,250)	$16,670,391

Level 3 financial instruments for which the firm does not bear economic exposure (3)			(53,289)

Level 3 financial instruments for which the firm bears economic exposure			$450,415

Cash and cash equivalents	$2,692,595	$—	$—	$—	$2,692,595
Investments in managed funds	$—	$—	$57,763	$—	$57,763
Cash and securities segregated and on deposit for regulatory purposes (4)	$4,082,595	$—	$—	$—	$4,082,595

Total Level 3 assets for which the firm bears economic exposure			$508,178

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,442,347	$96,947	$38	$—	$1,539,332
Corporate debt securities	—	1,389,312	—	—	1,389,312
U.S. government and federal agency securities	1,428,746	250,387	—	—	1,679,133
Sovereign obligations	1,395,355	591,624	—	—	1,986,979
Residential mortgage-backed securities	—	239,063	—	—	239,063
Commercial mortgage-backed securities	—	2,148	—	—	2,148
Loans	—	205,516	1,711	—	207,227
Derivatives	547,605	1,684,884	9,516	(2,012,878)	229,127
Physical commodities	—	183,142	—	—	183,142

Total financial instruments sold, not yet purchased	$4,814,053	$4,643,023	$11,265	$(2,012,878)	$7,455,463

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2012.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.
(4)	Securities comprise U.S. government securities segregated for regulatory purposes with a fair value of $404.3 million.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•

Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 or Level 3 of the fair value hierachy.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives

•

Listed Derivative Contracts: Listed derivative contracts are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 or Level 2 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security and are categorized within Level 2 of the fair value hierarchy.

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and at November 30, 2012, shares in non-U.S. exchanges and clearing house. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at August 31, 2013 and November 30, 2012 (in thousands):

	Successor
	August 31, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$20,360	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	341	—	—
Fund of Funds(3)	474	106	—
Equity Funds(4)	66,526	49,019	—
Convertible Bond Funds(5)	3,081	—	At Will
Other Investments(6)	17	—	Bi-Monthly

Total(8)	$90,799	$49,125

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Predecessor
	November 30, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$19,554	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	612	—	—
Fund of Funds(3)	604	106	—
Equity Funds(4)	69,223	59,272	—
Convertible Bond Funds(5)	3,002	—	At Will
Other Investments(6)	19	—	Bi-Monthly

Total(8)	$93,014	$59,378

(1)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2013 and November 30, 2012, investments representing approximately 98% and 96%, respectively, of the fair value of investments in this category are redeemable with 30 – 65 days prior written notice. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.
(2)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(3)	Includes investments in fund of funds that invest in various private equity funds. At August 31, 2013 and November 30, 2012, approximately 98% and 94%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in one to two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.
(4)	At August 31, 2013 and November 30, 2012, investments representing approximately 99% and 98%, respectively of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At August 31, 2013 and November 30, 2012, this category includes investments in equity funds managed by us with a fair value of $53.7 million and $55.6 million and unfunded commitments of $47.5 million and $56.9 million, respectively.
(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(6)	Other investments at August 31, 2013 and November 30, 2012 included investments in funds that invest in commodity futures and options contracts.
(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.
(8)	Investments at fair value in the Consolidated Statements of Financial Condition at August 31, 2013 and November 30, 2012 include $45.0 million and $91.8 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Embedded Conversion Option

The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 2 within the fair value hierarchy. The conversion option was valued using Black-Scholes methodology using as inputs the price of Leucadia’s common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.

Pricing Information

At August 31, 2013 and November 30, 2012, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	Successor		Predecessor
	August 31, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	13%	26%	11%	19%
Recently observed transaction prices	7%	4%	5%	6%
External pricing services	56%	65%	70%	71%
Broker quotes	3%	3%	1%	0%
Valuation techniques	21%	2%	13%	4%

	100%	100%	100%	100%

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2013 (in thousands):

	Successor
	Three Months Ended August 31, 2013 (3)
	Balance, May 31, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, August 31, 2013	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$19,577	$(788)	$—	$(930)	$—	$(1,780)	$16,079	$(786)
Corporate debt securities	18,615	(4,285)	68	(571)	—	6,806	20,633	(4,342)
Collateralized debt obligations	45,124	(1,903)	8,222	(4,236)	—	(1,335)	45,872	(2,388)
Residential mortgage-backed securities	143,766	(1,876)	33,831	(50,938)	(2,306)	9,706	132,183	(3,898)
Commercial mortgage-backed securities	16,068	2,033	130	(310)	(3,703)	205	14,423	(1,106)
Other asset-backed securities	1,444	2,170	7,576	(3,279)	—	659	8,570	2,142
Loans and other receivables	117,496	(198)	52,246	(12,139)	(25,395)	(1,558)	130,452	609
Investments, at fair value	76,364	1,848	—	(101)	(710)	(3,949)	73,452	2,002
Investments in managed funds	55,141	4,034	6,598	—	(9,876)	—	55,897	4,034

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Net derivatives (2)	10,799	3,899	—	—	(60)	—	14,638	(3,899)
Loans	15,212	—	(14,952)	716	—	—	976	—
Other secured financing	2,294	731	—	—	—	—	3,025	(731)

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended August 31, 2013.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2013

During the three months ended August 31, 2013, transfers of assets of $91.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•

Non-agency residential mortgage-backed securities of $50.3 million and commercial mortgage-backed securities of $2.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate equity securities of $5.6 million and corporate debt securities of $8.3 million due to lack of observable market transactions;

•	Collateralized debt obligations of $22.3 million which have little to no transparency in trade activity;

During the three months ended August 31, 2013, transfers of assets of $82.7 million from Level 3 to Level 2 are attributed to:

•

Non-agency residential mortgage-backed securities of $40.6 million and commercial mortgage-backed securities of $2.2 million for which market trades were observed in the period for either identical or similar securities;

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Collateralized debt obligations of $23.6 million and loans and other receivables of $1.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.4 million and corporate debt securities of $1.5 million due to an increase in observable market transactions.

During the three months ended August 31, 2013, there no transfers of liabilities from Level 2 to Level 3 and from Level 3 to Level 2.

Net gains on Level 3 assets were $1.0 million and net losses on Level 3 liabilities were $4.6 million for the three months ended August 31, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain commercial mortgage-backed securities, other asset-backed securities, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate equity securities, corporate debt securities, collateralized debt obligations, residential mortgage-backed securities and loans and other receivables. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended August 31, 2013 (in thousands):

	Successor
	Six Months Ended August 31, 2013 (3)
	Balance, February 28, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, August 31, 2013	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,053	$213	$(753)	$266	$2,066	$16,079	$1,243
Corporate debt securities	31,820	(17,415)	708	(2,556)	—	8,076	20,633	(6,933)
Collateralized debt obligations	29,776	(2,008)	43,152	(27,676)	—	2,628	45,872	(3,830)
Residential mortgage-backed securities	169,426	5,594	79,531	(105,671)	(4,851)	(11,846)	132,183	586
Commercial mortgage-backed securities	17,794	(735)	1,533	(3,054)	(5,281)	4,166	14,423	(5,007)
Other asset-backed securities	1,252	2,168	7,618	(3,127)	—	659	8,570	2,077
Loans and other receivables	170,986	(5,103)	206,672	(26,630)	(213,662)	(1,811)	130,452	(8,063)
Investments, at fair value	70,067	653	5,000	(102)	(3,204)	1,038	73,452	668
Investments in managed funds	59,976	3,108	9,130	—	(16,439)	122	55,897	3,108

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	(1,542)	—	—	—	—	—	—
Net derivatives (2)	11,185	3,453	—	—	—	—	14,638	(3,453)
Loans	7,398	—	(20,221)	13,799	—	—	976	—
Other secured financing	—	731	—	—	—	2,294	3,025	(731)

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the six months ended August 31, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Six Months Ended August 31, 2013

During the six months ended August 31, 2013, transfers of assets of $53.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•

Non-agency residential mortgage-backed securities of $17.9 million and commercial mortgage-backed securities of $5.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $0.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

•	Corporate equity securities of $7.0 million and corporate debt securities of $8.5 million due to lack of observable market transactions;

•	Collateralized debt obligations of $12.1 million which have little to no transparency in trade activity;

During the six months ended August 31, 2013, transfers of assets of $48.5 million from Level 3 to Level 2 are attributed to:

•

Non-agency residential mortgage-backed securities of $29.7 million and commercial mortgage-backed securities of $1.2 million for which market trades were observed in the period for either identical or similar securities;

•

Collateralized debt obligations of $9.5 million and loans and other receivables of $2.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million and corporate debt securities of $0.4 million due to an increase in observable market transactions.

During the six months ended August 31, 2013, there were no transfers of liabilities from Level 2 to Level 3 and no transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets and Level 3 liabilities were $12.7 million and $2.6 million for the six months ended August 31, 2013, respectively. Net losses on Level 3 assets were primarily due to decreased valuations of certain corporate debt securities, collateralized debt obligations, commercial mortgage-backed securities and loans and other receivables, partially offset by an increase in valuation of certain corporate equity securities, residential mortgage-backed securities, other asset-backed securities, investments at fair value and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

Net gains on Level 3 assets were $14.5 million and net losses on Level 3 liabilities were $2.7 million for the three months ended February 28, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, corporate debt securities, collateralized debt obligations and investments at fair value partially offset by a decrease in valuation of certain loans and other receivables, commercial mortgage backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2012 (in thousands):

	Predecessor
	Three Months Ended August 31, 2012 (3)
	Balance, May 31, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, August 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$25,789	$260	$2,991	$(15,418)	$—	$6,161	$19,783	$(907)
Corporate debt securities	7,972	(101)	521	(1,118)	—	284	7,558	(136)
Collateralized debt obligations	84,006	6,710	—	(11,008)	—	1,890	81,598	5,836
Municipal securities	465	5	—	(387)	—	—	83	5
Residential mortgage-backed securities	123,555	2,542	27,401	(65,422)	(5,216)	62,128	144,988	359
Commercial mortgage-backed securities	40,594	(1,327)	2,092	(1,307)	(450)	(8,089)	31,513	(1,310)
Other asset-backed securities	1,273	—	—	—	(291)	(774)	208	—
Loans and other receivables	108,674	(528)	57,790	(30,632)	(56,404)	29,889	108,789	(237)
Investments, at fair value	91,836	(202)	1,120	—	(775)	—	91,979	(466)
Investments in managed funds	68,314	(5,389)	2,173	—	(4,987)	10	60,121	(5,382)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$12,039	$(410)	$(11,782)	$191	$—	$—	$38	$—
Corporate debt securities	74	(15)	(59)	—	—	—	—	—
Net derivatives (2)	4,395	7,342	—	—	—	10	11,747	6,209
Loans	—	—	—	4,285	—	—	4,285	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended August 31, 2012.

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

During the three months ended August 31, 2012 there no transfers of liabilities from Level 2 to Level 3 and transfers of $0.01 million from Level 3 to Level 2.

Net gains on Level 3 assets were $2.0 million and net losses on Level 3 liabilities were $6.9 million for the three months ended August 31, 2012. Net gains on Level 3 assets were primarily due to increased valuations of certain collateralized debt obligations and residential mortgage backed securities. These gains were partially offset by decreased valuations of investments in managed funds, commercial mortgage backed securities and loans and other receivables. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2012 (in thousands):

	Predecessor
	Nine Months Ended August 31, 2012 (3)
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, August 31, 2012	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(2,580)	$20,676	$(13,437)	$—	$1,635	$19,783	$(4,636)
Corporate debt securities	48,140	85	7,228	(39,367)	(1,276)	(7,252)	7,558	(656)
Collateralized debt obligations	47,988	4,278	8,479	(18,699)	(3,892)	43,444	81,598	3,515
Municipal securities	6,904	(74)	—	(1,366)	—	(5,381)	83	5
Sovereign obligations	140	—	—	—	—	(140)	—	—
Residential mortgage-backed securities	149,965	(17,833)	59,477	(101,039)	(8,489)	62,907	144,988	(8,884)
Commercial mortgage-backed securities	52,407	(2,221)	5,090	(5,441)	(115)	(18,207)	31,513	(2,769)
Other asset-backed securities	3,284	141	19,397	(20,351)	(51)	(2,212)	208	3
Loans and other receivables	97,291	(2,674)	158,305	(60,111)	(104,476)	20,454	108,789	(4,109)
Investments, at fair value	78,326	15,076	1,909	(6)	(3,326)	—	91,979	14,412
Investments in managed funds	70,740	(17,765)	12,683	—	(5,537)	—	60,121	(17,765)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$38	$—	$—	$—	$—	$38	$38
Corporate debt securities	74	(15)	(59)	—	—	—	—	—
Net derivatives (2)	9,285	5,064	(389)	—	—	(2,213)	11,747	6,087
Loans	10,157	—	(10,157)	4,285	—	—	4,285	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the nine months ended August 31, 2012.

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2012

During the nine months ended August 31, 2012, transfers of assets of $184.2 million from Level 2 to Level 3 are attributed to:

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

During the nine months ended August 31, 2012 there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net losses on Level 3 assets were $23.6 million and net losses on Level 3 liabilities were $5.1 million for the nine months ended August 31, 2012. Net losses on Level 3 assets were primarily due to decreased valuations of certain residential mortgage-backed securities, investments in managed funds, loans and other receivables, commercial mortgage backed securities and corporate equity securities, offset by an increase in valuation of certain investments at fair value and collateralized debt obligations. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2013 and November 30, 2012

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Successor
August 31, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Corporate equity securities	$11,665
Non-exchange traded securities		Market approach	EBITDA (a) multiple	16
		Comparable pricing	Comparable share price	$76.75
Warrants		Option model	Volatility	37%

Corporate debt securities	$18,313
		Scenario analysis	Estimated recovery percentage	21%
		Comparable pricing	Comparable bond or loan price	$63.70 to $126	$78.28
		Market approach	Yield	12.6%
Collateralized debt obligations	$35,512
		Discounted cash flows	Constant prepayment rate	0% to 20%	14%
			Constant default rate	0% to 10%	2%
			Loss severity	13% to 75%	49%
			Yield	5% to 75%	24%
Residential mortgage-backed	$114,278
		Discounted cash flows	Constant prepayment rate	0% to 22%	5%
			Constant default rate	1% to 50%	6%
			Loss severity	25% to 75%	50%
			Yield	0% to 28%	7%
Commercial mortgage-backed	$5,847
		Comparable pricing	Comparable bond or loan price	$12.50
		Discounted cash flows	Yield	15% to 26%	21%
			Cumulative loss rate	0% to 22%	12%
Other asset-backed securities	$7,711
		Discounted cash flows	Constant prepayment rate	0% to 30%	22%
			Constant default rate	0% to 11%	8%
			Loss severity	75% to 92%	89%
			Yield	9% to 25%	20%
Loans and other receivables	$81,282
		Comparable pricing	Comparable bond or loan price	$90.50 to $100	$98.90
		Market approach	Yield	12%
			EBITDA (a) multiple	6.5
		Scenario analysis	Estimated recovery percentage	17% to 86%	52%

Derivatives	$1,600
Loan Commitments		Comparable pricing	Comparable bond or loan price	$101.38

Investments at fair value	$5,975
Private equity securities		Comparable pricing	Comparable share price	$414

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Derivatives	$(12,879)
Equity options		Option model	Volatility	36% to 41%	39%
Loan commitments		Comparable pricing	Comparable bond or loan price	$101.38

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

The fair values of certain Level 3 assets that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At August 31, 2013 and November 30, 2012, the exclusions consisted of $106.1 million and $82.7 million, respectively, primarily comprised of investments in private equity and hedge funds, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•

Private equity securities, corporate debt securities, commercial mortgage-backed securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•

Non-exchange traded securities, corporate debt securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor	Successor	Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012
Financial Instruments Owned:
Loans and other receivables	$1,097	$2,284	$3,924	$5,012	$9,664

Financial Instruments Sold:
Loans	$—	$—	$—	$(320)	$(466)
Loan commitments	4,440	(2,059)	(2,746)	(5,213)	(7,088)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	August 31, 2013	November 30, 2012
Financial Instruments Owned:
Loans and other receivables (2)	$226,332	$256,271
Loans greater than 90 days past due (1) (2)	7,809	10,433

(1)	The aggregate fair value of loans that were 90 or more days past due was $5.2 million and $34.7 million at August 31, 2013 and November 30, 2012.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There was one loan on nonaccrual status at August 31, 2013 and no loan receivables on non-accrual status at November 30, 2012.

Note 8.	Derivative Financial Instruments

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

The following tables present the fair value and related number of derivative contracts at August 31, 2013 and November 30, 2012 categorized by type of derivative contract. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Successor
	August 31, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$846,497	32,663	$881,518	57,449
Foreign exchange contracts	534,443	120,650	548,061	114,965
Equity contracts	447,376	1,853,291	468,562	1,875,348
Commodity contracts	135,866	464,064	130,612	464,679
Credit contracts: centrally cleared swaps	10,015	19	10,855	17
Credit contracts: other credit derivatives	4,580	24	8,910	19

Total	1,978,777		2,048,518
Counterparty/cash-collateral netting	(1,856,908)		(1,914,691)

Total per Consolidated Statement of Financial Condition	$121,869		$133,827

	Predecessor
	November 30, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$927,896	67,410	$1,065,788	90,831
Foreign exchange contracts	387,325	118,958	357,277	116,758
Equity contracts	577,964	1,526,127	528,979	1,396,213
Commodity contracts	265,703	754,987	278,660	728,696
Credit contracts	4,448	13	11,301	40

Total	2,163,336		2,242,005
Counterparty/cash-collateral netting	(1,865,250)		(2,012,878)

Total per Consolidated Statement of Financial Condition	$298,086		$229,127

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and six months ended August 31, 2013, three months ended February 28, 2013 and for the three and nine months ended August 31, 2012 (in thousands):

	Successor		Predecessor
Gains (Losses)	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012

Interest rate contracts	$65,628	$95,009	$25,713	$38,067	$(39,667)
Foreign exchange contracts	(4,149)	(13)	11,895	(4,616)	4,193
Equity contracts	32,918	66,811	(5,436)	(46,930)	(72,691)
Commodity contracts	15,080	36,593	19,585	11,074	57,586
Credit contracts	(904)	(11,914)	(3,742)	(5,887)	(15,274)

Total	$108,573	$186,486	$48,015	$(8,292)	$(65,853)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as of August 31, 2013 (in thousands):

	Successor
	OTC Derivative Assets (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$36,869	$783	$—	$(47)	$37,605
Credit default swaps	73	607	—		680
Equity swaps and options	3,650	—	—	—	3,650
Total return swaps	817	—	—	(114)	703
Foreign currency forwards, swaps and options	70,110	32,782	—	(16,218)	86,674
Interest rate swaps and options	7,340	64,407	147,654	(82,057)	137,344

Total	$118,859	$98,579	$147,654	$(98,436)	266,656

Cross product counterparty netting					(579)

Total OTC derivative assets included in Financial instruments owned					$266,077

(1)	At August 31, 2013, we held exchange traded derivative assets and other credit agreements with a fair value of $10.9 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At August 31, 2013, cash collateral received was $155.1 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Successor
	OTC Derivative Liabilities (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross- Maturity Netting (3)	Total

Commodity swaps, options and forwards	$28,734	$47	$—	$(47)	$28,734
Credit default swaps	—	2,062	380	—	2,442
Equity swaps and options	8,455	—	2,852	—	11,307
Total return swaps	650	—	549	(114)	1,085
Foreign currency forwards, swaps and options	81,858	34,725	—	(16,218)	100,365
Interest rate swaps and options	16,291	89,710	151,371	(82,057)	175,315

Total	$135,988	$126,544	$155,152	$(98,436)	319,248

Cross product counterparty netting					(579)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$318,669

(1)	At August 31, 2013, we held exchange traded derivative liabilities and other credit agreements with a fair value of $28.0 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At August 31, 2013, cash collateral pledged was $212.9 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At August 31, 2013, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$199,298
BBB- to BBB+	9,447
BB+ or lower	51,448
Unrated	5,884

Total	$266,077

(1)	We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2013 and November 30, 2012 is $67.2 million and $164.8 million, respectively, for which we have posted collateral of $61.3 million and $129.2 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2013 and November 30, 2012, we would have been required to post an additional $10.6 million and $38.1 million, respectively, of collateral to our counterparties.

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2013 and November 30, 2012, the approximate fair value of securities received as collateral by us that may be sold or repledged was $21.4 billion and $21.1 billion, respectively. The fair value of securities received as collateral at August 31, 2013 and November 30, 2012 that pertains to our securities financing activities at August 31, 2013 and November 30, 2012 are as follows (in thousands):

	Successor	Predecessor
	August 31, 2013	November 30, 2012
Carrying amount:
Securities purchased under agreements to resell	$4,420,886	$3,357,602
Securities borrowed	5,316,449	5,094,679
Securities received as collateral	45,133	—

Total assets on Consolidated Statement of Financial Condition	9,782,468	8,452,281
Netting of securities purchased under agreements to resell (1)	8,481,994	9,982,752

	18,264,462	18,435,033
Fair value of additional collateral received (2)	3,098,873	2,683,767

Fair value of securities received as collateral	$21,363,335	$21,118,800

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.
(2)	Includes 1) collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,092.2 million and $1,252.6 million at August 31, 2013 and November 30, 2012, respectively, of which $634.5 million and $727.7 million had been rehypothecated, 2) collateral received on securities for securities transactions of $1,669.8 million and $1,378.8 million at August 31, 2013 and November 30, 2012, respectively and 3) collateral received in excess of the reverse repurchase and securities borrowed contract amounts.

At August 31, 2013 and November 30, 2012, a substantial portion of the securities received by us had been sold or repledged.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At August 31, 2013 and November 30, 2012, $45.1 million and $-0- million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other secured financings.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor		Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012

Transferred assets	$918.4	$3,102.4	$2,735.2	$2,132.3	$7,070.9
Proceeds on new securitizations	921.5	3,112.5	2,751.3	2,375.0	7,654.1
Net revenues	1.7	6.5	12.9	2.4	16.5

Cash flows received on retained interests	$13.0	$24.2	$32.3	$19.7	$44.6

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these SPEs and have no liabilities related to these SPEs at August 31, 2013 and November 30, 2012. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

these SPEs, although the securities are included in Financial instruments owned – Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11, Variable Interest Entities.

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	Successor
	As of August 31, 2013
Securitization Type	Total Assets		Retained Interests

U.S. government agency residential mortgage-backed securities	$7,056.5		$362.8	(1)
U.S. government agency commercial mortgage-backed securities	2,263.3		102.3	(1)
Collateralized loan obligations	1,191.5	(2)	13.8	(2)

(1)	A portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of September 23, 2013, we continue to hold approximately $285.0 million and $91.0 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.
(2)	Total assets include assets transferred by unrelated transferors. Retained interests at September 23, 2013 was $9.3 million.

	Predecessor
	As of November 30, 2012
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$3,791.5	$335.2	(1)
U.S. government agency commercial mortgage-backed securities	2,193.4	28.9	(1)

(1)	A significant portion of these securities have been subsequently sold in secondary-market transactions to third parties. As of September 23, 2013, we continue to hold approximately $57.9 million and $13.0 million of these Residential mortgage-backed securities and Commercial mortgage-backed securities, respectively, in inventory.

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

•

Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities and the securitization of corporate loans,

•	Financing of agency and non-agency mortgage-securities through financing vehicles utilizing master repurchase agreements,

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of August 31, 2013 and November 30, 2012. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	Successor			Predecessor
(in millions)	August 31, 2013			November 30, 2012
	High Yield	Securitization Vehicles	Other	High Yield	Securitization Vehicles	Other

Cash	$43.8	$—	$0.2	$388.1	$—	$0.2
Financial instruments owned	—	108.7	0.5	894.2	10.0	0.5
Securities borrowed	—	—	—	372.1	—	—
Securities purchased under agreement to resell (3)	—	195.1	—	—	60.0	—
Receivable from brokers and dealers	—	—	—	264.5	—	—
Other	—	—	—	11.4	—	—

	$43.8	$303.8	$0.7	$1,930.3	$70.0	$0.7

Financial instruments sold, not yet purchased	$—	$—	$—	$526.1	$—	$—
Securities loaned	—	—	—	112.0	—	—
Payable to brokers and dealers	—	—	—	201.2	—	—
Mandatorily redeemable interests (1)	—	—	—	1,076.0	—	—
Redemption payable	40.8	—	—	—	—	—
Other secured financings (2)	—	303.7	—	—	70.0	—
Other	2.9	—	0.2	15.0	—	0.2

	$43.7	$303.7	$0.2	$1,930.3	$70.0	$0.2

(1)	After consolidation, which eliminates our interests and the interests of our consolidated subsidiaries, JSOP and JESOP, the carrying amount of the mandatorily redeemable financial interests pertaining to the above VIEs included within Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million at November 30, 2012. These amounts represent the portion of the mandatorily redeemable preferred interests held by our joint venture partner.
(2)	Approximately $75.7 million and $7.7 million of the secured financing represents an amount held by us in inventory and eliminated in consolidation at August 31, 2013 and November 30, 2012, respectively.
(3)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

High Yield. We have historically conducted our high yield secondary market trading activities through Jefferies High Yield Trading, LLC (“JHYT”) and Jefferies Leveraged Credit Products, LLC (“JLCP”). JHYT was a registered broker-dealer engaged in the secondary sales and trading of high yield and special situation securities, including bank debt, post-reorganization equity, public and private equity, equity derivatives and other financial instruments. JHYT made markets in high yield and distressed securities and provided research coverage on these types of securities. JLCP was engaged in the trading of bank debt, credit default swaps and trade claims. JHYT and JLCP were wholly owned subsidiaries of JHYH. As of November 30, 2012, we owned voting and non-voting interests in JHYH and had entered into management, clearing, and other services agreements with JHYH. We and Leucadia each had the right to nominate two of a total of four directors to JHYH’s board of directors. Further, two funds managed by us, JSOP and JESOP, were also investors in JHYH. We determined that JHYH, JSOP and JESOP met the definition of a variable interest entity and, as the primary beneficiary of JHYH, JSOP and JESOP, consolidated JHYH (and the assets, liabilities and results of operations of its wholly owned subsidiaries JHYT and JLCP), JSOP and JESOP. At November 30, 2012, the carrying amount of our variable interest was $389.4 million, which consists of our debt, equity and partnership interests in JHYH, JSOP and JESOP, which were eliminated in consolidation.

On April 1, 2013, we merged JHYH and JHYT into Jefferies with Jefferies as the surviving entity. In addition, JLCP became a wholly-owned subsidiary of Jefferies Group LLC. Accordingly, the high yield entities that were

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated VIEs no longer exist at August 31, 2013. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries for further discussion of JSOP, JESOP and the mandatorily redeemable interests in JHYH.

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

We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the Successor period three and six months ended August 31, 2013, and Predecessor periods three months ended February 28, 2013 and year ended November 30, 2012. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and have no liabilities related to these VIEs at August 31, 2013 and November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	Successor
	August 31, 2013
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$17.8	(2)	$17.8	(4)	$1,784.5
Agency mortgage- and asset-backed securitizations (1)	1,122.4	(2)	1,122.4	(4)	5,397.1
Non-agency mortgage- and asset-backed securitizations (1)	647.0	(2)	647.0	(4)	69,737.1
Asset management vehicle	3.1	(3)	3.1	(4)	377.4
Private equity vehicles	51.9	(3)	89.9		92.4

Total	$1,842.2		$1,880.2		$77,388.5

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at August 31, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

	Predecessor
	November 30, 2012
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$5.3	(2)	$5.3	(4)	$499.7
Agency mortgage- and asset-backed securitizations (1)	1,579.1	(2)	1,579.1	(4)	6,396.6
Non-agency mortgage- and asset-backed securitizations (1)	814.1	(2)	814.1	(4)	54,436.2
Asset management vehicle	3.0	(3)	3.0	(4)	505.3
Private equity vehicles	55.0	(3)	107.7		82.1

Total	$2,456.5		$2,509.2		$61,919.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2012 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Consists of debt securities accounted for at fair value, which are included within Financial instruments owned.
(3)	Consists of equity interests and loans, which are included within Investments in managed funds and Loans to and investments in related parties.
(4)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations. We acted as transferor and underwriter in several collateralized loan obligation (“CLOs”) transactions during the period and retained securities representing variable interests in the CLOs. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. In addition, we own variable interests in CLOs previously managed by us. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our exposure to loss from these entities is limited to our investments in the debt securities held. Regarding the CLOs previously managed by us, our variable interests consists of debt securities (with a fair value of $3.9 million and $5.3 million at August 31, 2013 and November 30, 2012, respectively) and a right to a portion of the CLOs’ management and incentive fees. Management and incentives fees are accrued as the amounts become realizable.

Mortgage- and Asset-Backed Vehicles. In connection with our trading and market making activities, we buy and sell mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities of $1,122.4 million, non-agency mortgage- and asset-backed securities of $647.0 million and collateralized loan obligations of $17.8 million at August 31, 2013 presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at August 31, 2013 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$17.8	$—	$17.8
Variable interests in agency mortgage- and asset-backed securitizations	—	1,122.4	1,122.4
Variable interests in nonagency mortgage- and asset-backed securitizations	647.0	—	647.0
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	47.9	1,692.4	1,740.3
Commercial mortgage-backed securities	38.7	505.3	544.0
Collateralized debt obligations	25.0	—	25.0
Other asset-backed securities	30.2	—	30.2

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$806.6	$3,320.1	$4,126.7

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of August 31, 2013 and November 30, 2012 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of August 31, 2013 and November 30, 2012, we funded approximately $41.2 million and $27.1 million, respectively, of our commitment. The carrying amount of our equity investment was $32.6 million and $20.8 million at August 31, 2013 and November 30, 2012, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and a loan commitment up to an aggregate principal amount of $21.6 million. The carrying amount of our equity investment was $1.8 million and $1.5 million at August 31, 2013 and November 30, 2012, respectively. As of August 31, 2013 and November 30, 2012, we funded approximately $17.4 million and $32.7 million, respectively, of the aggregate principal balance, which is included in Loans to and investments in related parties. Our exposure to loss is limited to our equity investment and the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

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

As of August 31, 2013, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for total committed equity capital to Jefferies Finance of $1.2 billion. As of August 31, 2013, we have funded $314.6 million of our aggregate $600.0 million commitment, leaving $285.4 million unfunded. The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $700.0 million. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. At August 31, 2013, we have not funded any of our $350.0 million commitment. During the three and six months ended August 31, 2013 and three months ended February 28, 2013, $0.4 million, $0.8 million and $4.1 million of interest income and $0.4 million, $0.8 million and $0.3 million of unfunded commitment fees, respectively, are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility. During the three and nine months ended August 31, 2012, we earned interest income of $2.3 million and $5.7 million and unfunded commitment fees of $0.5 million and $1.4 million, respectively.

The following is a summary of selected financial information for Jefferies Finance as of August 31, 2013 and November 30, 2012 (in millions):

	August 31, 2013	November 30, 2012

Total assets	$2,643.0	$1,730.4
Total liabilities	2,013.4	1,188.2
Total equity	629.6	542.2
Our total equity balance	314.8	271.1

The net earnings of Jefferies Finance were $30.4 million and $87.4 million for the three and nine months ended August 31, 2013, respectively and $34.2 million and $91.8 million for the three and nine months ended August 31, 2012, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $35.2 million and $70.4 million during the three and six months ended August 31, 2013, $31.0 million during the three months ended February 28, 2013 and $29.3 million and $85.2 million during the three and nine months ended August 31, 2012, respectively. In addition, in relation to these transactions, we paid fees to Jefferies Finance of $1.6 million and $7.9 million during the three and six months ended August 31, 2013, $0.8 million during the three months ended February 28, 2013, and $1.0 million and $7.2 million during the three and nine months ended August 31, 2012, respectively, recognized within Business development expenses on the Consolidated Statements of Earnings.

Under a service agreement, we charged Jefferies Finance $4.1 million and $9.5 million for certain administrative services for the three and six months ended August 31, 2013, $15.7 million during the three months ended February 28, 2013, and $3.6 million and $21.4 million for the three and nine months ended August 31, 2012, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $17.9 million and $32.1 million at August 31, 2013 and November 30, 2012, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. As of August 31, 2013 and November 30, 2012, we have funded $174.8 million and $110.0 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore as of August 31, 2013 and November 30, 2012 (in millions):

	August 31, 2013	November 30, 2012

Total assets	$1,048.2	$372.0
Total liabilities	594.1	98.4
Total equity	454.1	273.6
Our total equity balance	220.2	132.7

The net earnings of Jefferies LoanCore were $16.7 million and $65.8 million for the three and nine months ended August 31, 2013, respectively, and $5.5 million and $50.1 million for the three and nine months ended August 31, 2012, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.1 million and $0.2 million for administrative services for the three and six months ended August 31, 2013, $0.6 million for the three months ended February 28, 2013 and $0.1 million and $0.4 million for the three and nine months ended August 31, 2012, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $31,000 and $37,000, at August 31, 2013 and November 30, 2012, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of August 31, 2013, the aggregate net fair value of derivative transactions outstanding with Jefferies LoanCore was $0.6 million and is included within Financial instruments owned on the Consolidated Statement of Financial Condition. On derivative transactions with Jefferies LoanCore, we recognized a net loss of $3.8 million and a net gain of $3.2 million during

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Successor period three and six months ended August 31, 2013, respectively, and during the Predecessor periods a net gain of $0.2 million during the three months ended February 28, 2013, and a net gain of $1.1 million and $20.9 million during the three and nine months ended August 31, 2012, respectively, which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital, a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock in exchange for cash consideration of $125.0 million. The preferred stock consisted of 24,876 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (“Series A-1 Shares”) and 100,124 shares of Series A-2 Non-voting Cumulative Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital common stock for the remainder of our holdings. As of August 31, 2013, we owned approximately 9.1% of the outstanding common stock of KCG Holdings, Inc.

We elected to record our investment in KCG Holdings, Inc. at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at August 31, 2013 is based on the closing exchange price of KCG Holdings, Inc.’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $(16.0) million and $(21.7) million for the three and six months ended August 31, 2013, $26.5 million for three months ended February 28, 2013, and $103.3 million for the three and nine months ended August 31, 2012, are recognized in Revenues – Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight Capital as of June 30, 2013 and December 31, 2012, the most recently available public financial information for the company (in millions):

	June 30, 2013	December 31, 2012

Total assets	$11,433.0	$9,778.4
Total liabilities	9,951.3	8,295.9
Total equity and convertible preferred stock	1,481.7	1,482.5

For the three and six months ended June 30, 2013, Knight Capital reported a net loss of $30.8 million and $40.2 million, respectively.

We have separately entered into securities lending transactions with KCG Holdings, Inc. in the normal course of our capital markets activities. At August 31, 2013, the balances of securities borrowed and securities loaned were $6.2 million and $30.6 million, respectively. During the current quarter we earned a fee of $10.0 million in connection with a $535.0 million senior secured credit agreement provided by Jefferies Finance in connection with financing the merger of Knight Capital Group, Inc. and GETCO Holding Company, LLC announced on July 1, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.	Goodwill and Other Intangible Assets

In connection with the Merger Transaction, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, as of March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. See Note 4, Leucadia Merger and Related Transactions for further information.

Goodwill

The following table presents goodwill resulting from the Merger Transaction attributed to our reportable segments:

August 31, 2013
Capital Markets	$1,707,315
Asset Management	10,800

Total goodwill	$1,718,115

The following table is a summary of the changes to goodwill for the three and six months ended August 31, 2013, three months ended February 28, 2013 and twelve months ended November 30, 2012 (in thousands):

	Successor			Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013		Three Months Ended February 28, 2013		Twelve Months Ended November 30, 2012

Balance, at beginning of period	$1,713,776	$1,715,986	(2)	$365,670		$365,574
Add: Contingent consideration	—	—		2,394		—
Add: Translation adjustments	4,339	2,129		(1,287)		96

Balance, at end of period	$1,718,115	$1,718,115		$366,777	(1)	$365,670

(1)	Predecessor Company goodwill as of February 28, 2013 was reduced to $-0- as of March 1, 2013, as a result of purchase accounting adjustments.
(2)	The balance of goodwill as March 1, 2013 has been adjusted from the prior presentation in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013 based on refinements to the purchase price allocation for additional information obtained regarding the fair values of the assets acquired and liabilities assumed. See Note 4, Leucadia Merger and Related Transactions for further information.

Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.

Goodwill Impairment Testing

Goodwill associated with the merger is allocated to related reporting units, which are determined based on financial information provided to management in connection with its management of the businesses. A reporting unit is an operating segment or one level below an operating segment. As part of the push down of the acquisition method of accounting for the Merger Transaction and the resulting creation of a new Successor reporting entity, our annual goodwill impairment testing date is designated as August 1. Prior to the merger, our annual goodwill impairment test date was June 1.

The quantitative goodwill impairment test is performed at the level of the reporting unit and consists of two steps. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the fair value of the net assets of the reporting unit.

Allocated equity plus goodwill and allocated intangible assets are used as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies and, for certain reporting units, a net asset value method. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process as of August 1, 2013.

Our annual goodwill impairment testing as of August 1, 2013 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,655.4 million of total goodwill of $1,718.1 million at August 31, 2013. For the remaining less significant reporting units, which contain approximately 3.6% of our total goodwill, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

Intangible Assets

The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets as of August 31, 2013 and November 30, 2012 (in thousands):

	Successor
	August 31, 2013
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$136,311	$—	$(11,711)	$124,600	14.6
Trade name	131,609	—	(1,876)	129,733	34.5
Exchange and clearing organization membership interests and registrations	15,492	(378)	—	15,114	N/A

	$283,412	$(378)	$(13,587)	$269,447

	Predecessor
	November 30, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$10,542	$—	$(4,107)	6,435	7.9
Trade name	1,680	—	(1,287)	393	3.5
Other	100	—	(15)	85	12.8
Exchange and clearing organization membership interests and registrations	11,219	(2,873)	—	$8,346	N/A

	$23,541	$(2,873)	$(5,409)	$15,259

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We performed our annual impairment testing of intangible assets with an indefinite useful, which consists of exchange and clearing organization membership interests and registrations, as of August 1. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of our intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $378,000 on certain exchange memberships based on a decline in fair value at August 1, 2013 as observed based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets since the most recent valuation date of March 1, 2013 as part of acquisition accounting, we have concluded that it is not more likely than not that the intangible assets are impaired. Prior to our merger with Leucadia, our annual impairment testing date was June 1.

During the second fiscal quarter of 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interests and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year.

For intangible assets with a finite life, aggregate amortization expense amounted to $7.2 million and $14.0 million for the three and six months ended August 31, 2013 (Successor period), and for the Predecessor periods $0.4 million for the three months ended February 28, 2013 and $0.6 million and $1.7 million for the three and nine months ended August 31, 2012, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense

Remainder of 2013	$6,767
2014	12,668
2015	12,668
2016	12,668
2017	12,668

Mortgage Servicing Rights

On November 30, 2012, (Predecessor period), we sold substantially all of our mortgage servicing rights for military housing for approximately $30.9 million; and on May 20, 2013 (Successor period), we sold the remaining servicing rights for $2.0 million.

Mortgage servicing rights for military housing mortgage loans were accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights were amortized over the period of the estimated net servicing income, which is reported in Other revenues in the Consolidated Statements of Earnings. We provided no credit support in connection with the servicing of these loans and were not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represented one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned no fees related to these servicing rights during the three months ended August 31, 2013, $104,000 during the six months ended August 31, 2013, $114,000 during the three months ended February 28, 2013 and $0.9 million and $2.8 million during the three and nine months ended August 31, 2012, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following presents the activity in the balance of these servicing rights for the three and six months ended August 31, 2013, three months ended February 28, 2013 and year ended November 30, 2012 (in thousands):

		Predecessor
	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012
Balance, beginning of period	$2,000	$805	$8,202
Add: Acquisition	—	—	162
Less: Sales, net	(2,000)	—	(6,959)
Less: Pay down	—	—	(211)
Less: Amortization	—	(10)	(389)

Balance, end of period	$—	$795	$805

There was no activity during the three months ended August 31, 2013 as all servicing rights were sold as of May 20, 2013.

Note 14.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model. Bank loans at August 31, 2013 and November 30, 2012 totaled $50.0 million and $150.0 million, respectively, of which $100.0 million at November 30, 2012 is secured financing. At August 31, 2013, the interest rate on short-term borrowings outstanding is 1.07%. Average daily bank loans outstanding for the six months ended August 31, 2013, three months ended February 28, 2013 and year ended November 30, 2012 are $34.0 million, $110.0 million and $66.4 million, respectively.

Note 15.	Long-Term Debt

In conjunction with pushdown accounting for the Merger Transaction with Leucadia on March 1, 2013, we recorded our long-term debt at its then current fair value of $6.1 billion, which included $536.5 million of excess of the fair value over the total principal amount of our debt at March 1, 2013, in aggregate. The premium is being amortized to interest expense using the effective yield method over the remaining lives of the underlying debt obligations. See Note 4, Leucadia Merger and Related Transactions for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at August 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	August 31, 2013	November 30, 2012
Unsecured Long-Term Debt
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$258,377	$249,564
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	518,241	499,382
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	375,626	349,248
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	856,862	771,450
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	864,673	706,990
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	870,136	743,945
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 3.82%)	4,647	3,708
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	626,188	—
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	383,637	346,792
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	357,323	290,617
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,415	492,904
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	422,314	—

	$6,051,439	$4,454,600

Secured Long-Term Debt
Credit facility, due August 26, 2014	295,000	350,007

	$6,346,439	$4,804,607

(1)	As a result of the Merger Transaction with Leucadia on March 1, 2013, the value of the 3.875% Convertible Senior debentures at August 31, 2013 includes the fair value of the conversion feature of $7.3 million. The change in fair value is included within Revenues – Principal transactions in the Consolidated Statement of Earnings and amounted to a gain of $16.3 million and $9.2 million for the three and six months ended August 31, 2013, respectively. The fair value of the embedded option at August 31, 2013 and the unrealized gain for the second quarter has been adjusted to reflect the retrospective adjustment to the valuation of the embedded option at the date of the merger and for the three months ended May 31, 2013. See Note 1, Organization and Basis of Presentation for further information.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2009, we issued 3.875% convertible senior debentures due 2029 (the “debentures”) with an aggregate principal amount of $345.0 million. Upon completion of the Merger with Leucadia, the debentures remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. Each $1,000 debenture is currently convertible into 21.922 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.62 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. As of the merger, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, as of March 1, 2013, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, in an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group LLC and contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC and certain of our subsidiaries to maintain specified level of tangible net worth and liquidity amounts and to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At August 31, 2013 and November 30, 2012, borrowings under the Credit Facility were denominated in U.S. dollar and we were in compliance with debt covenants under the Credit Facility.

Note 16.	Mandatorily Redeemable Convertible Preferred Stock

As of February 28, 2013 (Predecessor period), we had issued and outstanding 125,000 shares of 3.25% Series A Convertible Cumulative Preferred Stock, all of which were held by controlled affiliates of MassMutual. Dividends paid on the Series A Convertible Cumulative Preferred Stock were recorded as a component of Interest expense as the preferred stock is treated as debt for accounting purposes. For tax purposes, the dividend is not tax-deductible because the Series A Convertible Cumulative Preferred Stock are considered “equity”.

On March 1, 2013, pursuant to the merger with Leucadia, the Series A Convertible Cumulative Preferred Stock was exchanged for a comparable series of convertible preferred shares of Leucadia. The assumption by Leucadia of our convertible cumulative preferred stock is considered part of the purchase price and resulted in an increase in member’s equity. See Note 4. Leucadia Merger and Related Transactions for further details.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.	Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at August 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	August 31, 2013	November 30, 2012

JSOP	$—	$303,178
JESOP	—	35,239
Other (1)	77,048	8,321

Noncontrolling interests	$77,048	$346,738

(1)	Other includes asset management entities and investment vehicles set up for the benefit of our employees, and includes an investment by Leucadia in a consolidated asset management entity of $50.0 million at August 21, 2013.

Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statement of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests. There has been no other comprehensive income or loss attributed to noncontrolling interests for the three and six months ended August 31, 2013, three months ended February 28, 2013 and three and nine months ended August 31, 2012 because all other comprehensive income or loss is attributed to us. On March 1, 2013, ownership interests in JSOP and JESOP were redeemed at the carrying value of the interests as of February 28, 2013 and the entities dissolved at no gain or loss to us. Residual cash redemption payments are expected to be made in the fourth quarter of 2013.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Interests in consolidated subsidiaries that meet the definition of mandatorily redeemable financial instruments require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. On April 1, 2013, mandatorily redeemable financial instruments, representing Leucadia’s member’s equity interests held in Jefferies High Yield Holdings, LLC (“JHYH”), were redeemed and subsequently contributed back to us by Leucadia as additional equity in Jefferies Group LLC.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen with no further benefit accruing to participants for future service after December 31, 2005.

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investments in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $19.2 million and $18.6 million at August 31, 2013 and November 30, 2012, respectively. We expect to pay the pension obligation from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The following tables summarize the components of our net periodic pension cost (in thousands):

	U.S. Pension Plan
	Successor		Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012
Components of net periodic pension cost

Service cost	$56	$112	$56	$44	$132
Interest cost on projected benefit obligation	557	1,114	529	584	1,752
Expected return on plan assets	(680)	(1,360)	(665)	(616)	(1,848)
Net amortization	—	—	300	317	951

Net periodic pension cost	$(67)	$(134)	$220	$329	$987

	German Pension Plan
	Successor		Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012
Components of net periodic pension cost

Service cost	$16	$32	$16	$9	$27
Interest cost on projected benefit obligation	220	433	220	252	767
Net amortization	45	89	45	—	—

Net periodic pension cost	$281	$554	$281	$261	$794

We contributed $3.0 million to our U.S. Pension Plan during the three months ended August 31, 2013 for a total contribution of $3.0 million for the 2013 fiscal year. We do not anticipate contributing to the plans during the remainder of the fiscal year.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.	Compensation Plans

Prior to the merger with Leucadia, we sponsored the following share-based compensation plans: incentive compensation plan, employee stock purchase plan and the deferred compensation plan. Subsequent to the merger with Leucadia, sponsorship of share-based compensation plans was transferred to Leucadia, with outstanding share-based awards relating to Leucadia common shares and future awards to relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.

In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

The following are descriptions of the compensation plans and the activity of such plans for the three and six months ended August 31, 2013 (Successor Period), three months ended February 28, 2013 (Predecessor period) and three and nine months ended August 31, 2012 (Predecessor period):

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

The total compensation cost associated with restricted stock and RSUs amounted to $20.7 million and $44.1 million for the three and six months ended August 31, 2013 (Successor period), $22.3 million for the three months ended February 28, 2013 (Predecessor period) and $44.2 million and $136.6 million for the three and nine months ended August 31, 2012 (Predecessor period), respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of the acquisition accounting, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013. As of August 31, 2013, we had $221.1 million of total unrecognized compensation cost allocated to us related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

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

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $22,000 and $73,000 for the three and six months ended August 31, 2013 (Successor period), $72,000 for the three months ended February 28, 2013 (Predecessor period) and $41,000 and $164,000 for the three and nine months ended August 31, 2012 (Predecessor period), respectively.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.3 million and $3.0 million for the three and six months ended August 31, 2013 (Successor period), $2.6 million for the three months ended February 28, 2013 (Predecessor period) and $1.1 million and $5.5 million for the three and nine months ended August 31, 2012 (Predecessor period), respectively.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of two years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $43.7 million and $89.1 million for the three and six months ended August 31, 2013 (Successor period), $44.7 million for the three months ended February 28, 2013 (Predecessor period) and $56.0 million and $140.8 million for the three and nine months ended August 31, 2012 (Predecessor period), respectively. At August 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), the remaining unamortized amount of these awards was $214.4 million and $198.9 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

Note 20.	Earnings per Share

Earnings per share data is not provided for the three and six months ended August 31, 2013 (Successor period) as we are now a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 and the three and nine months ended August 31, 2012 (in thousands, except per share amounts):

	Predecessor
	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012
Earnings for basic earnings per common share:
Net earnings	$90,842	$78,321	$243,417
Net earnings to noncontrolling interests	10,704	8,150	32,612

Net earnings to common shareholders	80,138	70,171	210,805
Less: Allocation of earnings to participating securities (1)	5,890	3,913	12,243

Net earnings available to common shareholders	$74,248	$66,258	$198,562

Earnings for diluted earnings per common share:
Net earnings	$90,842	$78,321	$243,417
Net earnings to noncontrolling interests	10,704	8,150	32,612

Net earnings to common shareholders	80,138	70,171	210,805
Add: Mandatorily redeemable convertible preferred stock dividends	1,016	1,016	3,047
Less: Allocation of earnings to participating securities (1)	5,882	3,916	12,254

Net earnings available to common shareholders	$75,272	$67,271	$201,598

Shares:
Average common shares used in basic computation	213,732	214,756	216,509
Stock options	2	1	2
Mandatorily redeemable convertible preferred stock	4,110	4,110	4,110
Convertible debt	—	—	—

Average common shares used in diluted computation	217,844	218,867	220,621

Earnings per common share:
Basic	$0.35	$0.31	$0.92
Diluted	$0.35	$0.31	$0.91

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000, 12,732,000 and 13,337,000 for the three months ended February 28, 2013 and three and nine months ended August 31, 2012, respectively. Dividends declared on participating securities during the three months ended February 28, 2013 and three and nine months ended August 31, 2012 amounted to approximately $1,315,000, $924,000 and $2,988,000, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the $950.0 million Credit Facility as described in Note 15, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act.

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter	3rd Quarter
2013	$0.075	N/a	N/a
2012	$0.075	$0.075	$0.075

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 21.	Income Taxes

As of August 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had approximately $132.7 million and $110.5 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $87.4 million and $72.4 million (net of federal benefits of taxes) at August 31, 2013 and November 30, 2012, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of August 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had interest accrued of approximately $20.9 million and $15.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued at August 31, 2013 and November 30, 2012.

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

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at August 31, 2013 (in millions):

	Expected Maturity Date
			2015	2017	2019
			and	and	and	Maximum
	2013	2014	2016	2018	Later	Payout

Equity commitments (1)	$0.3	$1.7	$7.2	$0.8	$444.8	$454.8
Loan commitments (1)	4.2	7.6	354.7	114.0	—	480.5
Mortgage-related commitments	507.1	213.2	796.2	—	—	1,516.5
Forward starting reverse repos and repos	848.8	—	—	—	—	848.8

	$1,360.4	$222.5	$1,158.1	$114.8	$444.8	$3,300.6

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of August 31, 2013. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

				Total	Corporate
				Corporate	Lending
	0 – 12		Greater Than	Lending	Exposure at	Corporate Lending
Credit Ratings	Months	1 – 5 Years	5 Years	Exposure (1)	Fair Value (2)	Commitments (3)

Non-investment grade	$—	$48.2	$—	$48.2	$8.0	$40.2
Unrated	26.8	613.8	—	640.6	200.3	440.3

Total	$26.8	$662.0	$—	$688.8	$208.3	$480.5

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure includes $211.0 million of funded loans included in Financial instruments owned – Loans and Loans to and investments in related parties, and a $2.7 million net liability related to lending commitments recorded in Financial instruments sold – Derivatives and Financial instruments owned – Derivatives in the Consolidated Statement of Financial Condition as of August 31, 2013.
(3)	Amounts represent the notional amount of unfunded lending commitments.

Equity Commitments. We have commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of August 31, 2013, and have funded $314.6 million and $174.8 million, respectively. See Note 12, Investments for additional information regarding these investments.

As of August 31, 2013, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of August 31, 2013, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC, leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P. As of August 31, 2013, we have funded approximately $41.2 million and $5.5 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $38.3 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of August 31, 2013, we have funded approximately $38.7 million and $2.3 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $8.0 million unfunded in aggregate.

As of August 31, 2013, we had other equity commitments to invest up to $23.8 million in various other investments of which $2.0 million remained unfunded.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of August 31, 2013, we had $126.3 million of outstanding loan commitments to clients.

On March 1, 2011, we and MassMutual entered into a secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. At August 31, 2013, the facility of $700.0

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million, is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of August 31, 2013, we have not funded any of the aggregate principal balance and $350.0 million of our commitment remained unfunded.

We entered into a credit agreement with JEP IV, a related party, whereby we are committed to extend loans up to the maximum aggregate principal amount of $21.6 million. As of August 31, 2013, we funded approximately $17.4 million of the aggregate principal balance, which is included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition, and $4.2 million of our commitment remained unfunded.

The unfunded loan commitments to Jefferies Finance and JEP IV of $354.2 million in aggregate are unrated and included in the total unrated lending commitments of $440.3 million presented in the table above.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $3.1 million at August 31, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2013 (in millions):

	Expected Maturity Date
			2015	2017	2019	Notional/
			and	and	and	Maximum
Guarantee Type	2013	2014	2016	2018	Later	Payout

Derivative contracts - non-credit related	$831,159.5	$7,556.1	$2,974.8	$1.2	$523.0	$842,214.6

Written derivative contracts - credit related	—	—	—	1,184.0	—	1,184.0

Total derivative contracts	$831,159.5	$7,556.1	$2,974.8	$1,185.2	$523.0	$843,398.6

At August 31, 2013 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
					Below		Notional/
	AAA/				Investment		Maximum
	Aaa	AA/Aa	A	BBB/Baa	Grade	Unrated	Payout

Credit related derivative contracts:
Index credit default swaps	$1,115.0	$—	$—	$—	$—	$—	$1,115.0
Single name credit default swaps	7.0	—	—	49.5	12.5	—	69.0

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2013, the fair value of derivative contracts meeting the definition of a guarantee is approximately $347.3 million.

Stand by Letters of Credit. At August 31, 2013, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $28.3 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of August 31, 2013, Jefferies and Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,303,564	$1,260,099
Jefferies Execution	3,751	3,501

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$242,273	$113,424

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom (“U.K.”).

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 24.	Segment Reporting

We operate in two principal segments – Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking comprising of underwriting and financial advisory activities. The Capital Markets reportable segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our net revenues and expenses by segment are summarized below for the Successor period three and six months ended August 31, 2013 and Predecessor periods three months ended February 28, 2013 and August 31, 2012 and nine months ended August 31, 2012 (in millions):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	August 31, 2013	August 31, 2013	February 28, 2013 (1)	August 31, 2012	August 31, 2012

Capital Markets:
Net revenues	$500.6	1,119.4	$792.5	$735.8	$2,219.3
Expenses	$485.4	1,047.0	$645.4	$603.6	$1,794.1

Asset Management:
Net revenues	$16.4	40.2	$10.9	$3.1	$10.6
Expenses	$8.2	20.6	$7.5	$4.7	$23.4

Total:
Net revenues	$517.0	1,159.6	$803.4	$738.9	$2,229.9
Expenses	$493.6	1,067.6	$652.9	$608.3	$1,817.5

(1)	Our consolidated net earnings for the three months ended February 28, 2013 reflects an adjustment of $5.3 million, after tax, to correct for the effect of an overstatement of professional service fees of $8.5 million relating to the Merger Transaction with Leucadia. We evaluated the effects of this error and concluded that it is not material to the previously issued Quarterly Report on Form 10-Q for the three month period ended February 28, 2013. Nevertheless, in the table above we have revised our consolidated expenses for the three month period ended February 28, 2013 to correct for the effect of this error and appropriately reflected the $8.5 million of professional service fees as an expense in the three months ended May 31, 2013.

The following table summarizes our total assets by segment as of August 31, 2013 and November 30, 2012 (in millions):

	Successor	Predecessor
	August 31, 2013	November 30, 2012
Segment Assets:
Capital Markets	$37,978.6	$35,588.6
Asset Management	851.6	704.9

Total assets	$38,830.2	$36,293.5

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the Successor period three and six months ended August 31 , 2013 and the Predecessor periods three months ended February 28, 2013 and August 31, 2012 and nine months ended August 31, 2012, were as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	August 31, 2013	August 31, 2013	February 28, 2013	August 31, 2012	August 31, 2012
Americas (1)	$353,173	$865,190	$653,608	$577,646	$1,832,523
Europe (2)	154,491	265,901	127,970	127,237	330,092
Asia	9,365	28,465	21,809	34,055	67,320

Net revenues	$517,029	$1,159,556	$803,387	$738,938	$2,229,935

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 25.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At August 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), loans to and/or equity investments in Private Equity Related Funds were in aggregate $80.9 million and $104.2 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	August 31, 2013	August 31, 2013	February 28, 2013	August 31, 2012	August 31, 2012
Interest income	$339	$837	$516	$767	$2,462
Other revenues and investment income (loss)	4,005	3,031	947	(6,354)	(15,625)

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 22, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At August 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we have commitments to purchase $169.6 million and $411.6 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees. At August 31, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had $14.0 million and $16.3 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. During the Predecessor periods three months ended February 28, 2013, and three and nine months ended August 31, 2012, we received commissions and commission equivalents for providing brokerage services to Leucadia and its affiliates of $5,000, $1.5 million and $9.8 million, respectively which is recorded in Commission income on the Consolidated Statements of Earnings. During the six months ended August, 2013 (Successor period) and three months ended February 28, 2013 (Predecessor period), we distributed to Leucadia approximately $65,000 and $61,000, respectively, and $42,000 and $5.3 million for the three and nine months ended August 31, 2012. Leucadia invested $25.0 million on May 1, 2013 and a further $25.0 million on July 1, 2013 in an asset management entity that is consolidated by us. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries. In addition, see Note 4, Leucadia Merger and Related Transactions for information regarding the merger on March 1, 2013.

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

Consolidated Results of Operations

On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to a merger agreement with Leucadia (the “Merger Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports. For further information, see Note 1, Organization and Basis of Presentation in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the historical financial results in the tables that follow for the periods before and after the Merger Transaction. Periods prior to March 1, 2013 are referred to as Predecessor periods, while periods after March 1, 2013 are referred to as Successor periods to reflect the fact that Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC under U.S. GAAP. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the periods (i) three and six months ended August 31, 2013 (the “Successor fiscal 2013 period”) and (ii) the three months ended February 28, 2013, the three months ended August 31, 2012 and the nine months ended August 31, 2012 (the “Predecessor fiscal periods”). The following table provides an overview of our consolidated results of operations (in thousands, except per share amounts):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	August 31, 2013	August 31, 2013 (1)	February 28, 2013	August 31, 2012	August 31, 2012
Net revenues, less mandatorily redeemable preferred interests	$517,029	$1,156,188	$792,426	$730,634	$2,195,331
Non-interest expenses	493,647	1,067,553	652,939	608,265	1,817,511
Earnings before income taxes	23,382	88,635	139,487	122,369	377,820
Income tax expense	8,493	33,500	48,645	44,048	134,403
Net earnings	14,889	55,135	90,842	78,321	243,417
Net earnings to noncontrolling interests	3,149	3,887	10,704	8,150	32,612
Net earnings attributable to Jefferies Group LLC	11,740	51,248	80,138	70,171	210,805
Effective tax rate	36.3%	37.8%	34.9%	36.0%	35.6%

(1)	Our consolidated net earnings for the six months ended August 31, 2013 reflect an adjustment to what was reported in our previously issued Form 10-Q for the three months ended May 31, 2013 of $2.5 million, after tax, to correct for the effect of an overstatement of the valuation of the conversion option in our convertible senior debenture. We evaluated the effects of this correction and concluded that it is not material to the previously issued Quarterly Report on Form 10-Q for the three month period ended May 31, 2013. Nevertheless, in the table above we have revised our consolidated net earnings for the six month period ended August 31, 2013 to make this correction and appropriately reduced Principal transaction revenues included within Net revenues, less mandatorily redeemable preferred interests, by $3.9 million in the six month period ended August 31, 2013.

Executive Summary

Three Months Ended August 31, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended August 31, 2013 were $517.0 million reflecting a challenging environment for our fixed income business partially offset by strong results in our investment banking activities. The results for the third quarter of 2013 reflect within Net revenues positive income of $24.6 million representing the amortization of premiums arising upon recognizing our long-term debt at fair value as part of the pushdown accounting for the Merger Transaction.

Non-interest expenses were $493.6 million for the three months ended August 31, 2013. Non-interest expenses include $2.5 million in merger related professional fees, $8.0 million of incremental amortization expense associated with intangible assets and internally developed software recognized at the merger date and $12.4 million in costs related to litigation settlements during the period. Compensation expenses were $293.7 million for the quarter reflecting compensation cost as a percentage of Net revenues of 56.8%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Six Months Ended August 31, 2013

Net revenues, less mandatorily redeemable preferred interests, for the six months ended August 31, 2013 were $1,156.2 million. The results for the six months reflect within Net revenues positive income of $49.0 million representing the amortization of premiums arising upon recognizing our long-term debt at fair value as part of the pushdown accounting for the Merger Transaction and an unrealized mark down of $21.7 million in the value of our shares of Knight Capital, Inc. (“Knight Capital”) owned by us.

Non-interest expenses were $1,067.6 million for the six months ended August 31, 2013. Non-interest expenses include Compensation and benefits expense of $667.7 million for the six month period recognized commensurate with the level of Net revenues. Compensation costs as a percentage of Net revenues for the six months ended August 31, 2013 were 57.6%. Non-interest expense also includes approximately $37.2 in merger related costs associated with the closing of the March 1, 2013 Merger Transaction. These costs are comprised of $11.6 million in merger-related investment banking, legal and filing fees, $4.2 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $14.1 million associated with intangible assets and internally developed software recognized at the merger date, and $7.3 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the merger date. In addition, occupancy and equipment includes a $7.3 million charge associated with our relocating certain staff and abandoning certain London office space and $12.4 million in costs related to litigation settlements incurred during the six month period.

At August 31, 2013, we had 3,805 employees globally, an increase of 20 employees compared to May 31, 2013.

Three Months Ended February 28, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2013 were $792.4 million, which include strong investment banking revenues, particularly in debt and equity capital markets, and a gain of $26.5 million on our share ownership in Knight Capital. Non-interest expenses of $652.9 million for the three months ended February 28, 2013, reflect compensation expense consistent with the level of net revenues and professional service costs associated with our March 1, 2013 merger with Leucadia. Compensation costs as a percentage of Net revenues for the three months ended February 28, 2013 were 59.0%.

Three and Nine Months Ended August 31, 2012

Net revenues, less mandatorily redeemable preferred interests, for the three and nine months ended August 31, 2012 were $730.6 million and $2,195.3 million, respectively. During the third quarter, we structured and invested in a convertible preferred stock offering of Knight Capital. Net revenues for the three months ended August 31, 2012 include a mark-to-market gain of $103.3 million on our share ownership in Knight Capital and an advisory fee of $20.0 million for services in respect of the capital raising transaction. The results for the nine months ended August 31, 2012 include a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc and a gain on debt extinguishment of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011. Fixed income revenues during the third quarter were supported by investor demand for higher-yielding assets translating into reasonably robust trading volumes. Whilst U.S. equity markets posted gains during the quarter exchange volumes were down contributing to reduced commission income, whilst investment banking revenues were characterized by weaker equity and debt underwriting activity.

Non-interest expense of $608.3 million and $1,817.5 million for the three and nine months ended August 31, 2012 and compensation costs as a percentage of Net revenues for the three and nine months ended August 31, 2012 were 59.6% and 58.8%, respectively. Included within non-interest expense, floor brokerage and clearing fees are reflective of lower equity trading volumes, and Technology and communications costs increased as the expansion of our personnel and business platforms has increased the demand for market data, technology connections and applications. Occupancy costs increased as we strengthened our presence in Europe and Asia and business development expenses increased commensurate with furthering the expansion of our market share.

At August 31, 2012, we had 3,814 employees globally.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Revenues by Source

The Capital Markets reportable segment includes our securities trading activities, and our investment banking and capital raising activities. The Capital Markets reportable segment provides the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services. The Capital Markets segment comprises many business units, with many interactions and much integration among them. In addition, we separately discuss our Asset Management business.

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

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the Successor period three and six months ended August 31, 2013 and the Predecessor periods three months ended February 28, 2013 and the three and nine ended August 31, 2012 (amounts in thousands):

	Successor				Predecessor
	Three Months Ended		Six Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	August 31, 2013		August 31, 2013		February 28, 2013		August 31, 2012		August 31, 2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$151,037	29%	$292,608	26%	$167,354	21%	$209,980	29%	$465,765	21%
Fixed income	33,103	6	246,379	21	336,872	42	265,679	36	897,426	40

Total sales and trading	184,140	35	538,987	47	504,226	63	475,659	65	1,363,191	61
Other	—	—	—	—	—	—	—	—	13,175	1

Equity	56,482	11	110,046	9	61,380	8	39,068	5	140,878	6
Debt	120,187	23	253,901	22	140,672	17	87,894	12	310,018	14

Capital markets	176,669	34	363,947	31	202,052	25	126,962	17	450,896	20
Advisory	142,670	28	232,526	20	86,226	11	133,201	18	392,025	18

Total investment banking	319,339	62	596,473	51	288,278	36	260,163	35	842,921	38

Asset management fees and investment income from managed funds:
Asset management fees	9,579	2	20,910	2	11,083	1	8,583	1	28,450	1
Investment loss from managed funds	3,971	1	3,166	—	(200)	—	(5,467)	(1)	(17,802)	(1)

Total	13,550	3	24,076	2	10,883	1	3,116	—	10,648	—

Net revenues	517,029	100	1,159,536	100%	803,387	100%	738,938	100%	2,229,935	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—		3,368		10,961		8,304		34,604

Net revenues, less mandatorily redeemable preferred interests	$517,029		$1,156,168		$792,426		$730,634		$2,195,331

Net Revenues

Net revenues for the three months ended August 31, 2013 of $517.0 million reflect solid results from our investment banking platform, particularly with respect to advisory services, and continued improvement in in our core equity sales and trading business. However, our fixed income business experienced a very challenging quarter and was negatively impacted by the change in expectations for interest rates and widening credit spreads. Equities net revenues for the three months ended August 31, 2013 include an unrealized loss of $16.0 million reflecting the decline in the Knight Capital stock price over the period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Net revenues for the six months ended August 31, 2013 of $1,159.5 million reflect improved performance in our core equity sales and trading business and continue strength in our investment banking platform. Our fixed income businesses experienced a significant slowdown in activity beginning in March 2013 and difficult trading conditions throughout the remainder of the period. The six months ended August 31, 2013 include an unrealized loss of $21.7 million reflecting the decline in the Knight Capital stock price as of the end of August 2013 as compared to the beginning of the six month period.

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

Net revenues for the three months ended August 31, 2012 were $738.9 million. Our third quarter 2012 results include Principal transaction revenues of $103.3 million from our investment in Knight Capital, or $97.8 million after accounting for mandatorily redeemable preferred interests. Low secondary trading volume affected equities revenues (excluding revenues from our ownership of Knight Capital) while fixed income revenues were supported by investor demand for higher-yielding assets translating into reasonably robust trading volumes. Investment banking revenue of $260.2 million was strong for the three months ended August 31, 2012. Increases in Asset management fees were offset by write-downs on certain of our investments in unconsolidated funds.

For the nine months ended August 31, 2012, Net revenues were $2,229.9 million and include a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2012 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011. These gains were partially offset by a lower revenues from equities, investment banking and asset management revenues over the nine month period.

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents the allocation of earnings and losses from our high yield business to third party noncontrolling interest holders invested in that business through mandatorily redeemable preferred securities. Net revenues for the six months ended August 31, 2013 reflect the allocation of earnings and losses only for the month of March 2013, as we redeemed the mandatorily redeemable preferred interests on April 1, 2013 and now own 100% of this business. As of April 1, 2013, all results in our high yield business are wholly allocated to Jefferies.

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

Three and Six Months Ended August 31, 2013

Total equities revenue was $151.0 million for the three months ended August 31, 2013. Equities revenue includes within Principal transaction revenues an unrealized loss of $16.0 million on our investment in Knight Capital and an unrealized gain of $16.3 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. In addition, included within Interest expense is positive income of $13.3 million from the allocation to our equities business of the amortization of premiums arising upon adjusting our long-term debt to fair value as part of acquisition accounting.

Economic data in the U.S. continued to indicate a slow recovery during the period and, towards the end of August, geopolitical concerns regarding the Middle East added volatility in the U.S. and international markets. Overall market volumes were subdued during the summer months moderating customer flow in our U.S. and European equity cash trading desks for the third quarter of 2013 although the desks benefited from certain block trading

JEFFERIES GROUP LLC AND SUBSIDIARIES

opportunities. Equity revenues from our Jefferies LoanCore joint venture are reflective of fewer securitizations during the quarter while net earnings from our investment in Jefferies Finance were strong for the three months ended August 31, 2013.

For the six months ended August 31, 2013, total equities revenues was $292.6 million and includes within Principal transaction revenues an unrealized loss of $21.7 million related to our investment in Knight Capital and an unrealized gain of $9.1 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible debenture. Additionally, positive income from the amortization of premiums arising upon adjusting our long-term debt to fair value as part of acquisition accounting is partially allocated to our equities Net revenues. While stock prices over the period generally increased, trading volumes were low, which impacted our customer trading volumes. During the second quarter of 2013, our Securities Finance desk contributed solidly to equities revenue and the performance of certain strategic investment strategies were particularly robust.

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

Three and Nine Months Ended August 31, 2012

For the three and nine months ended August 31, 2012, total equities revenue was $210.0 million and $465.8 million, respectively, including a gain of $103.3 million earned in third quarter on our investment in Knight Capital and recognized within Principal transaction revenues. Uncertainties regarding the future of the Euro, less favorable economic data in the U.S and concerns of a slowdown in the global economy, depressed equity trading volumes and new issuances over the periods. While U.S. equity markets posted gains during periods with the S&P index up from the beginning of the period, the New York Stock Exchange and NASDAQ exchange volumes were down relative to prior years’ comparable periods, which contributed to reduced commissions. Similarly, European equity and equity derivative revenues are reflective of lower overall volumes across the broader markets. LoanCore closed it first securitization in May 2012, which contributed to alternative equity investment revenues.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Three Months Ended August 31, 2013

Fixed income revenue was $33.1 million for the three months ended August 31, 2013. Included within Interest expense for the period is positive income of $14.1 million from the allocation to our business of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

During the quarter the Treasury market experienced a steep sell-off and credit spreads widened across the U.S. fixed income markets in reaction to an anticipated decrease in Federal Reserve treasury issuances and mortgage debt purchases in future periods. These market conditions negatively impacted our U.S. rates, corporates, U.S. mortgages and leveraged credit revenues for the quarter as the volatility made it difficult to realize net revenue from our customer flow. The volatility in interest rates also impacted the global commodities and foreign exchange markets reducing trading demand in our futures business over the period. Additionally, the municipal bond market saw significant out flows and municipal debt yields widened appreciably, which led to an absence of new issuances during the three months ended August 31, 2013. Within Europe, our international rates business was able to capitalize on the shifts in sovereign debt market yields over the period producing strong trading gains.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Six Months Ended August 31, 2013

Fixed income revenue was $246.4 million for the six months ended August 31, 2013.

The second quarter of fiscal 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield. However, in May 2013, the fixed income markets became concerned about a possible tapering of the quantitative easing program leading ultimately to negative returns for the six month period across nearly all of the U.S. fixed income markets. The U.S. rates market experienced a significant sell-off in the market in May 2013, which created a challenging environment to monetize client flow throughout the remainder of the period. Corporate credit spreads also compressed during the second quarter of 2013 and then subsequently widened in the third quarter resulting in a difficult trading environment and reduced liquidity. Spreads widened for mortgage products throughout and market volatility was amplified during the period resulting in write-downs across our inventory. Municipal securities underperformed as an asset class as investors discounted greater risk than they had previously. During the early part of the six month period, our leverage credit business produced solid results as investors also sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market; however, the unfavorable market conditions during the latter part of the period caused writedowns in our inventory. Additionally, foreign exchange revenues were negatively impacted by volatility in the markets.

Our Europe business experienced strong trading results on market volatility and sharp shifts in yields although our international mortgage desk experienced reduced market liquidity and consequently lower levels of secondary market activity during the latter part of the six months ended August 31, 2013.

During the second quarter of 2013, we redeemed the third party interests in our high yield joint venture, Jefferies High Yield Holdings, LLC. As a result of this redemption, effective April 1, 2013, results of this business are allocated to us in full.

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, fixed income revenue was $336.9 million. Credit spreads narrowed through the first quarter of 2013. In January 2013, global macroeconomic conditions appeared to be improving, with the U.S. economy expanding and the U.S. Federal reserve continuing quantitative easing. U.S. rates revenues were robust, with strong treasury issuance and strong demand and yields at historic lows. Revenues from our leveraged finance and emerging markets sales and trading businesses were sound as investor confidence returned in 2013 and investors were attracted to the relatively higher yield on these products. Revenue in our emerging markets business is reflective of our efforts to strengthen our position in this business and revenues for the period include significant gains generated by certain high yield positions. Revenues from our international mortgage desk were positively impacted by the demand for European mortgage bonds and foreign exchange revenues demonstrated a successful navigation of volatile currency markets. Revenues also benefited from new client activity associated with our expansion of our global metals desk and the establishment of our London Mercantile Exchange floor desk in the latter part of 2012. However, international rates sales and trading revenues were negatively impacted by investor concerns over the European markets resulting in restrained trading volumes and a high level of market volatility.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three and Nine Months Ended August 31, 2012

Fixed income revenue was $265.7 million for the three months ended August 31, 2012. Although the third quarter of 2012 was characterized by concerns regarding the European sovereign debt crisis and slowing global economic growth, credit spreads narrowed across the 2012 third quarter and credit and emerging market conditions improved, which contributed to solid performance across a broad number of our fixed income platforms.

Revenues from our U.S. rates business for the three months ended August 31, 2012 benefited from tightening spreads and the ability to capture revenue from activity tied to Treasury auctions. Net revenues in mortgage- and asset-backed securities were strong during the three months ended August 31, 2012 as spreads continued to tighten and investors continued to seek out higher yields revenues from our leveraged finance sales and trading business profited from yields that were at historic lows during the period. Additionally, revenues from our investment grade corporates business generated solid results as credit market conditions continued to improve, spreads tightened and trading volumes remained strong. Revenues from municipal securities benefited from event driven gains and Jefferies Bache benefited from further gains on our investment in shares of the London Metal Exchange.

For the nine months ended August 31, 2012, fixed income revenue was $897.4 million. In Europe, during the early part of 2012, investor confidence returned in response to austerity measures taken by European governments during the quarter and helped drive the results of our European credit business for the nine months ended August 31, 2012 and mortgage revenues were robust for the nine months ended August 31, 2012 as the markets rallied early in the period on tighter interest and mortgage index spreads. Municipal trading activities benefited from spreads tightening over the period and price appreciation on certain positions held at August 31, 2012. Additionally, certain leveraged finance positions generated significant principal transaction gains during the 2012 nine month period and Jefferies Bache recognized gains on our investment in shares of the London Metal Exchange.

Of the net earnings recognized in Jefferies High Yield Holdings, LLC for the nine months ended August 31, 2012, approximately 66% of such income are allocated to the minority investors and are presented within interest on mandatorily redeemable preferred interests and net earnings to noncontrolling interests in our Consolidated Statements of Earnings.

Other Revenue

Other revenue for the nine months ended August 31, 2012 of $13.2 million is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our long-term debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million arising in the accounting for the acquisition of Hoare Govett on February 1, 2012. For additional information, see Note 5, Hoare Govett Acquisition and Note 15, Long-term Debt, respectively, in our consolidated financial statements.

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

	Successor		Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012
Equity	$56,482	$110,046	$61,380	$39,068	$140,878
Debt	120,187	253,901	140,672	87,894	310,018

Capital markets	176,669	363,947	202,052	126,962	450,896
Advisory	142,670	232,526	86,226	133,201	392,025

Total	$319,339	$596,473	$288,278	$260,163	$842,921

Three and Six Months Ended August 31, 2013

During the 2013 third quarter, despite uneven U.S. economic growth and uncertainty surrounding the U.S. Federal Reserve’s decision on quantitative easing, capital market conditions continued to show signs of improvement due to the availability of low-priced credit and a general rise in the stock market.

Investment banking revenue was $319.3 million for the three months ended August 31, 2013, our second highest quarter ever, reflecting significantly higher advisory revenues on increased corporate activity. From equity and debt capital raising activities, we generated $56.5 million and $120.2 million in revenues, respectively. During the three months ended August 31, 2013, we completed 137 public and private debt financings that raised $49.7 billion in aggregate, as companies took advantage of low borrowing costs and we completed 35 public equity financings that raised $8.0 billion (30 of which we acted as sole or joint bookrunner). During the third quarter of 2013, our financial advisory revenues totaled $142.7 million, including fees from 42 merger and acquisition transactions where we served as financial advisor.

For the six months ended August 31, 2013, we recorded investment banking revenues of $596.5 million. Net revenues from our equity and debt underwriting business totaled $110.0 million and $253.9 million, respectively. During the six month period, we completed 73 public equity financings that raised $16.4 billion (63 of which we acted as sole or joint bookrunner). Debt capital market revenues resulted from 275 public and private debt financing transactions that raised $104.0 billion. Our financial advisory revenue was $232.5 million, including fees from 75 merger and acquisition transactions where we served as financial advisor.

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

Three and Nine Months Ended August 31, 2012

For the three and nine months ended August 31, 2012, investment banking revenues were $260.2 million and $842.9 million, respectively. Revenues for the three months ended August 31, 2012 were comprised of $127.0 million and $133.2 million from our capital markets and advisory businesses, respectively, and for the nine months ended August 31, 2012 revenues were comprised of $450.9 million and $392.0 million from our capital markets and

JEFFERIES GROUP LLC AND SUBSIDIARIES

advisory businesses, respectively. Industry-wide the three months ended August 31, 2012 were characterized by weak equity and debt underwriting activity. During the three months ended August 31, 2012, we completed 23 public equity financings (16 on which we acted as sole or joint bookrunner) and we served as financial advisor on 27 merger and acquisition transactions and 4 restructuring transactions having an aggregate transaction value of approximately $19.4 billion.

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

Subsequent to the quarter end, on September 11, 2013, we completed the spin-off of CoreCommodity Management, LLC (“CoreCommodity”), our commodity asset manager, and will no longer consolidate CoreCommodity’s results beginning in the fourth quarter of fiscal 2013. As a consequence of the spin-off, as described below, asset management revenues, assets under management and managed accounts attributed to the “Commodities” asset class will no longer be reported in future periods.

The following summarizes the results of our Asset Management businesses for the Successor periods three and six months ended August 31, 2013 and the Predecessor periods three months ended February 28, 2013 and the three and nine months ended August 31, 2012 (in thousands):

	Successor		Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012
Asset management fees:
Fixed income	$1,217	$2,546	$1,154	$1,059	$2,780
Equities	361	2,684	2,295	1,102	3,499
Convertibles	1,901	3,655	1,376	2,091	8,768
Commodities	6,100	12,025	6,258	4,331	13,403

	9,579	20,910	11,083	8,583	28,450
Investment gain (loss) from managed funds	3,971	3,166	(200)	(5,467)	(17,802)

Total	$13,550	$24,076	$10,883	$3,116	$10,648

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Period end assets under management by predominant asset class were as follows (in millions):

	Successor	Predecessor
	August 31, 2013	November 30, 2012
Assets under management (1):
Equities	$11	$75
Convertibles	413	1,092
Commodities	1,352	1,002

Total	$1,776	$2,169

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Additionally, we manage certain portfolios as mandated by client arrangements whereby management fees are assessed on an agreed upon basis such as notional account value or another measure specified in the investment management agreement. Managed accounts based on these measures by predominant asset strategy were as follows (in millions):

(notional account value)	Successor	Predecessor
	August 31, 2013	November 30, 2012

Managed accounts:
Commodities	$3,600	$3,321

	$3,600	$3,321

As of September 11, 2013, our assets under management no longer include $1.4 billion in commodities assets and $3.6 billion in commodities managed accounts. In connection with the spin-off of CoreCommodity Management, LLC, we will no longer recognize its asset management fees and rather will receive a substantial share of CoreCommodity’s profits, which will be reported in Other income as of the fourth quarter of fiscal 2013.

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at August 31, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	August 31, 2013	November 30, 2012

Unconsolidated funds (1)	$55,897	$57,763
Consolidated funds (2)	31,027	30,561

Total	$86,924	$88,324

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition.
(2)	Invested capital in managed funds includes funds that are actively managed by us including hedge funds. Due to the level or nature of our investment in such funds, certain funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses

Non-interest expenses for the three and six months ended August 31, 2013, the three months ended February 28, 2013 and the three and nine months ended August 31, 2012 were as follows (in thousands):

	Successor		Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012

Compensation and benefits	$293,771	$667,651	$474,217	$440,391	$1,310,394

Non-compensation expenses:
Floor brokerage and clearing fees	34,500	67,491	30,998	30,280	91,039
Technology and communications	62,266	126,105	59,878	58,681	180,460
Occupancy and equipment rental	26,205	58,430	24,309	24,077	71,582
Business development	17,624	40,356	24,927	27,736	72,362
Professional services	25,269	54,788	24,135	14,667	45,656
Other	34,012	52,732	14,475	12,433	46,018

Total non-compensation expenses	$199,876	$399,902	$178,722	$167,874	$507,117

Total non-interest expenses	$493,647	$1,067,553	$652,939	$608,265	$1,817,511

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, historical annual share-based compensation awards and the amortization of certain nonannual share-based and cash compensation awards to employees. Cash- and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award. Included within compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $64.5 million and $133.3 for the Successor periods three and six months ended August 31, 2013, respectively, and for the Predecessor periods $67.1 million for the three months ended February 28, 2013, and $75.0 million and $199.7 million for the three and nine months ended August 31, 2012, respectively.

Compensation and benefits as a percentage of Net revenues was 56.8% and 57.6% for the three and six months ended August 31, 2013, 59.0% for the three months ended February 28, 2013 and 59.6% and 58.8% for the three and nine months ended August 31, 2012, respectively. Employee headcount was 3,805, 3,785 and 3,814 employees globally at August 31, 2013, May 31, 2013 and August 31, 2012, respectively.

Compensation and benefits expense for the 2013 third quarter and six months ended August 31, 2013 includes $3.7 million and $7.3 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the merger date.

Non-Compensation Expenses

Three Months Ended August 31, 2013

Non-compensation expenses were $199.9 million for the three months ended August 31, 2013, equating to 38.7% of Net revenues. Non-compensation expenses for the third quarter of 2013 include approximately $8.0 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting recognized within Other expenses and Technology and communications expense. Additionally, $2.5 million in merger-related investment banking filing fees are recognized within Professional services expense, $2.1 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense and Other expenses include

JEFFERIES GROUP LLC AND SUBSIDIARIES

$12.4 million in litigation settlement costs. The litigation costs include the final judgment related to our last outstanding auction rate securities legal matter. Excluding these expenses, our non-compensation expenses as a percentage of Net revenues, after excluding from revenues $27.0 million of net interest income due to the amortization of premiums arising from the one-time fair value adjustment of our long term debt to fair value as of the date of our merger with Leucadia and the concurrent assumption of our mandatorily redeemable convertible preferred stock by Leucadia, was 35.5%.

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses, including a meaningful volume of trading by our foreign exchange business. Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements. In addition to merger-related expenses as part of our Professional services expense for the period, we continue to incur legal and consulting fees as part of implementing various regulatory requirements.

Six Months Ended August 31, 2013

Non-compensation expenses were $399.9 million for the six months ended August 31, 2013 and include approximately $14.1 million in amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting reported within Technology and communications expense and Other expense, $4.2 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense and $11.6 million in merger-related investment banking filing fees recognized in Professional services expense. Additionally, during the second quarter of 2013, a $7.3 million charge was recognized in Occupancy and equipment rental expense due to vacating certain office space in London and Other expenses include $12.4 million in litigation settlement costs. Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses, including a meaningful volume of trading by our foreign exchange business. Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements. We continue to incur legal and consulting fees as part of implementing various regulatory requirements.

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

Three and Nine Months Ended August 31, 2012

Non-compensation expenses were $167.9 million and $507.1 million for the three and nine months ended August 31, 2012. Floor brokerage and clearing expense for the periods was impacted by the low level of equity trading volumes. Technology and communications expense for the nine months of 2012 included significant costs associated with the build out of our Asia platform and occupancy and equipment expense is driven, in large part, by the expansion of our offices in Europe and Asia. Business development expenses increased commensurate with furthering our market share. Other expenses for the nine months ended August 31, 2012 include an impairment charge recognized in the second quarter of 2012 on certain indefinite-lived intangible assets. Non-compensation expenses as a percentage of Net revenues was 23% for the three and nine months ended August 31, 2012, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Income Taxes

For the three and six month Successor periods ended August 31, 2013, the provision for income taxes was an expense of $8.5 million and $33.5 million, equating to an effective tax rate of 36.3% and 37.8%, respectively. For the Predecessor periods, income tax expense was $48.6 million and the effective tax rate was 34.9% for the three months ended February 28, 2013 and for the three and nine months ended August 31, 2012, the provision for income taxes was an expense of $44.0 million and $134.4 million, equating to an effective tax rate of 36.0% and 35.6%, respectively. The effective tax rates differed from the U.S. federal statutory rate of 35% primarily because of the impact of state income taxes, the effect of which is partially offset by international earnings taxed at rates that are generally lower than the U.S. federal statutory rate.

Accounting Developments

Accounting Standards to be Adopted in Future Periods

Income Taxes. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods (fiscal quarter ended February 28, 2014), and is to be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU No. 2013-11 on our consolidated financial statements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of August 31, 2013 and November 30, 2012 (in thousands):

	Successor		Predecessor
	August 31, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Corporate equity securities	$1,933,302	$1,739,491	$1,762,775	$1,539,332
Corporate debt securities	2,354,748	1,320,896	3,038,146	1,389,312
Government, federal agency and other sovereign obligations	4,027,870	2,987,515	5,153,750	3,666,112
Mortgage- and asset-backed securities	4,126,691	37,968	5,468,284	241,211
Loans and other receivables	942,969	360,537	678,311	207,227
Derivatives	121,869	133,827	298,086	229,127
Investments	79,917	—	127,023	—
Physical commodities	110,915	44,796	144,016	183,142

	$13,698,281	$6,625,030	$16,670,391	$7,455,463

At August 31, 2013 and November 30, 2012, derivative liabilities included within Financial instruments sold, not yet purchased were comprised primarily of exchange traded equity options, over-the-counter (“OTC”) foreign currency forwards and options, OTC commodity forwards and options and interest rate and commodity swaps.

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

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at August 31, 2013 and November 30, 2012 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	Successor	Predecessor	Successor	Predecessor
	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012

Residential mortgage-backed securities	$132,183	$156,069	$—	$—
Loans and other receivables	130,452	180,393	976	1,711
Investments at fair value	73,452	83,897	—	—
Collateralized debt obligations	45,872	31,255	—	—
Corporate debt securities	20,633	3,631	—	—
Corporate equity securities	16,079	16,815	38	38
Commercial mortgage-backed securities	14,423	30,202	—	—
Other asset-backed securities	8,570	1,114	—	—
Derivatives	2,567	328	17,205	9,516

Total Level 3 financial instruments	444,231	503,704	18,219	11,265
Level 3 financial instruments for which the firm bears no economic exposure (1)	—	(53,289)

Level 3 financial instruments for which the firm bears economic exposure	444,231	450,415
Investments in managed funds	55,897	57,763

Level 3 assets for which the firm bears economic exposure	$500,128	$508,178

Other secured financing			3,025	—

Total Level 3 assets/ liabilities	$500,128	$561,467	$21,244	$11,265

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.3%	0.2%

(1)	Consists of Level 3 assets which are financed by nonrecourse secured financing or attributable to third party or employee noncontrolling interests in certain consolidated entities.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $33.0 million and $2.3 million at August 31, 2013 and November 30, 2012 and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $7.3 million reported within Long-term debt.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Successor		Predecessor
	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2012

Assets:
Transfers from Level 3 to Level 2	$82.7	$48.5	$112.7	$65.0	$88.9
Transfers from Level 2 to Level 3	91.4	53.6	100.5	156.5	184.2
Net gains (losses)	1.0	(12.7)	14.5	2.0	(23.6)

Liabilities:
Transfers from Level 3 to Level 2	$—	$—	$0.7	$—	$2.2
Transfers from Level 2 to Level 3	—	—	—	—	—
Net gains (losses)	(4.6)	(2.6)	(2.7)	(6.9)	(5.1)

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

Goodwill

Goodwill. As of August 31, 2013, goodwill recorded on our Consolidated Statement of Financial Condition is $1.7 billion (4.4% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 13, Goodwill and Intangible Assets, included within Part I, Item 1 to this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually. Our annual goodwill impairment testing date is August 1. No goodwill impairment was indicated as a result of our annual testing.

Allocated equity plus goodwill and allocated intangible assets are used as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Refer to the discussion of our Cash Capital Policy within Part 2, Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q for further information. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies and, for certain reporting units, a net asset value method. Under the market approach, the key assumptions are the selected multiples and our internally developed forecasts of future profitability, growth and returns on equity for each

JEFFERIES GROUP LLC AND SUBSIDIARIES

reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting unit as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process as of August 1, 2013.

Our annual goodwill impairment testing as of August 1, 2013 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,655.4 million of total goodwill of $1,718.1 million at August 31, 2013. For the remaining less significant reporting units, which contain approximately 3.6% of our total goodwill, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	Successor	Predecessor
	August 31, 2013	November 30, 2012	% Change

Total assets	$38,830.2	$36,293.5	7%
Cash and cash equivalents	4,119.1	2,692.6	53%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,457.9	4,082.6	–15%
Financial instruments owned	13,698.3	16,670.4	–18%
Financial instruments sold, not yet purchased	6,625.0	7,455.5	–11%
Total Level 3 assets	500.1	561.5	–11%

Securities borrowed	$5,316.4	$5,094.7	4%
Securities purchased under agreements to resell	4,420.9	3,357.6	32%

Total securities borrowed and securities purchased under agreements to resell	$9,737.3	$8,452.3	15%

Securities loaned	$2,578.4	$1,934.4	33%
Securities sold under agreements to repurchase	10,863.5	8,181.3	33%

Total securities loaned and securities sold under agreements to repurchase	$13,441.9	$10,115.7	33%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets were $38.8 billion and $36.3 billion at August 31, 2013 and November 30, 2012, respectively. Total assets at August 31, 2013 include the impact of acquisition accounting that was pushed down to Jefferies Group LLC as a result of recognizing all of our assets, including identifiable intangibles, and liabilities at fair value at March 1, 2013, the date of the merger. Accordingly, we have recognized goodwill of $1.7 billion and intangible assets of $269.5 million at August 31, 2013, or a net increase of approximately $1.6 billion from that of the Predecessor reporting entity. In addition, deferred tax assets increased by $0.3 billion as a result of the bases differences in assets and liabilities from acquisition accounting. Cash and cash equivalents totaled $4.1 billion at August 31, 2013 and include proceeds from the issuance of $1.0 billion senior unsecured long-term debt in January 2013. During the three months ended August 31, 2013, average total assets were approximately 18% higher than total assets at August 31, 2013.

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

Our total Financial instruments owned inventory was $13.7 billion and $16.7 billion at August 31, 2013 and November 30, 2012, respectively. Long inventory positions of mortgage- and asset-backed securities, U.S. government and agency securities, sovereign obligations and corporate debt securities are reflective of management’s view of appropriate inventory levels at August 31, 2013. Financial instruments sold, not yet purchased inventory was $6.6 billion and $7.5 billion at August 31, 2013 and November 30, 2012, respectively.

Our overall net inventory positions was $7.1 billion and $9.2 billion at August 31, 2013 and November 30, 2012, respectively. The change in our net inventory balance is primarily attributed to a decline in our inventory of mortgage- and asset-backed securities, sovereign obligations and corporate debt securities and was driven by anticipation of a widening of credit spreads and higher interest rates. Partially offsetting the decrease was an increase in loans and other receivables and physical commodities on a net inventory basis. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of August 31, 2013, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

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

At August 31, 2013 and November 30, 2012, our Level 3 financial instruments owned was 3% of our total financial instruments owned.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 15% from November 30, 2012 to August 31, 2013 resulting from an increase in mortgage-backed securities matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 33% from November 30, 2012 to August 31, 2013 due to an increase in mortgage-backed securities matched book activity, funding for our high yield business and a decline in clearing corporation eligible inventory over the period. Our utilization of repurchase agreements to finance liquid inventory is predominantly executed with central clearing corporations rather than bi-lateral repurchase agreements, which reduces the credit risk associated with these arrangements and results in decreased net outstanding balances and which partially offsets the increase in matchbook secured financing activity. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended August 31, 2013, were 16% and 26% higher, respectively, than the August 31, 2013 balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2012, were 25% and 33% higher, respectively, than the November 30, 2012 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Successor	Predecessor
	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012

Securities Purchased Under Agreements to Resell
Period end	$4,421	$3,578	$3,358
Month end average	4,940	5,132	4,890
Maximum month end	6,007	6,288	6,638

Securities Sold Under Agreements to Repurchase
Period end	$10,864	$7,976	$8,181
Month end average	13,191	11,895	11,380
Maximum month end	16,502	15,168	15,035

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total equity, total member’s equity/common stockholders’ equity, tangible equity and tangible member’s/common stockholders’ equity with the resulting leverage ratios as of August 31, 2013 and November 30, 2012 (in thousands):

		Successor	Predecessor
		August 31, 2013	November 30, 2012

Total assets		$38,820,213	$36,293,541
Deduct:	Securities borrowed	(5,316,449)	(5,094,679)
	Securities purchased under agreements to resell	(4,420,886)	(3,357,602)

Add:	Financial instruments sold, not yet purchased	6,625,030	7,455,463
	Less derivative liabilities	(133,827)	(229,127)

Subtotal		6,491,203	7,226,336
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,457,926)	(4,082,595)
	Goodwill and intangible assets	(1,987,563)	(380,929)

Adjusted assets		$30,128,592	$30,604,072

Total equity		$5,240,995	$3,782,753
Deduct: Goodwill and intangible assets		(1,987,563)	(380,929)

Tangible equity		$3,253,432	$3,401,824

Total members/ common stockholders’ equity		$5,163,947	$3,436,015
Deduct: Goodwill and intangible assets		(1,987,563)	(380,929)

Tangible members/ common stockholders’ equity		$3,176,384	$3,055,086

Leverage ratio (1)		7.4	9.6

Tangible leverage ratio (2)		11.6	11.8

Leverage ratio - excluding merger impacts (3)		9.4	N/A

Adjusted leverage ratio (4)		9.3	9.0

1)	Leverage ratio equals total assets divided by total equity.
2)	Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s / common stockholders’ equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.
3)	Leverage ratio - excluding merger impacts (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in acquisition accounting of $1,953 million less amortization of $18 million during the period since the merger with Leucadia on assets recognized at fair value in acquisition accounting divided by the sum of total equity less $1,297 million, being the increase in equity arising from merger consideration of $1,422 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $17 million on assets and liabilities recognized at fair value in acquisition accounting.
4)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.

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

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital (a non-GAAP financial measure) of $11.0 billion as of August 31, 2013 exceeded our cash capital requirements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2013, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	Successor		Predecessor
	August 31, 2013	Average balance Quarter ended August 31, 2013 (1)	November 30, 2012
Cash and cash equivalents:
Cash in banks	$938,881	$667,573	$1,038,664
Money market investments	3,180,215	2,060,530	1,653,931

Total cash and cash equivalents	4,119,096	2,728,103	2,692,595

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,144,643	1,131,011	1,307,378
Other (3)	309,966	599,785	423,735

Total other sources	1,454,609	1,730,796	1,731,113

Total cash and cash equivalents and other liquidity sources	$5,573,705	$4,458,899	$4,423,708

Total cash and cash equivalents and other liquidity sources as % of Total Assets	14.4%		12.2%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less
Goodwill and Intangibles	15.1%		12.3%

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)	Average balances are calculated based on weekly balances.
(2)	Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. As of August 31, 2013, we have the ability to readily obtain repurchase financing for 77% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2013 and November 30, 2012 (in thousands):

	Successor		Predecessor
	August 31, 2013		November 30, 2012
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,855,353	$247,657	$1,745,960	$426,401
Corporate debt securities	1,635,239	80,858	2,292,823	61,303
U.S. Government, agency and municipal securities	1,982,405	300,368	2,114,768	57,681
Other sovereign obligations	1,916,695	823,445	2,681,457	269,475
Agency mortgage-backed securities (1)	3,012,398	—	4,052,289	—
Physical commodities	110,915	—	144,016	—

	$10,513,005	$1,452,328	$13,031,313	$814,860

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three and nine months ended August 31, 2013 were approximately $15.7 billion and $16.5 billion.

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

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At August 31, 2013, the outstanding amount of the notes issued under the program was $195.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $195.0 million aggregate notes, $75.0 million matures in December 2013, $60.0 million matures in November 2014 and $60.0 million matures in February 2015, bearing interest at a spread over one month LIBOR. For additional discussion on the program, refer to Note 11, Variable Interest Entities, in our consolidated financial statements.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. As of August 31, 2013, short-term borrowings as bank loans totaled $50.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily bank loans for the six months ended August 31, 2013 and year ended November 30, 2012 were $34.0 million and $66.4 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Capital

We had total capital of $11.0 billion and $8.7 billion resulting in a long-term debt to equity capital ratio of 1.11:1 and 1.30:1 at August 31, 2013 and November 30, 2012, respectively. Our total capital base as of August 31, 2013 and November 30, 2012 was as follows (in thousands):

	Successor	Predecessor
	August 31, 2013	November 30, 2012

Long-Term Debt (1)	$5,793,061	$4,454,600
Mandatorily Redeemable Convertible Preferred Stock	—	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	—	348,051
Total Equity	5,240,995	3,782,753

Total Capital	$11,034,056	$8,710,404

(1)	Long-term debt for purposes of evaluating capital at August 31, 2013 and November 30, 2012 excludes $295.0 million and $350.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $258.4 million of our 5.875% Senior Note that mature in less than one year from August 31, 2013.

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

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. At August 31, 2013 and November 30, 2012, we had borrowings outstanding under the Credit Facility amounting to $295.0 million and $350.0 million, respectively.

The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At August 31, 2013 and November 30, 2012, the minimum tangible net worth requirement was $2,509.3 million and $2,200.0 million,

JEFFERIES GROUP LLC AND SUBSIDIARIES

respectively and the minimum liquidity requirement was $523.3 million and $400.8 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance both in the near term and long term given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

As of August 31, 2013, our long-term debt, excluding the Credit Facility, has an average maturity exceeding 9 years. Our next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

Our long-term debt ratings as of August 31, 2013 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2013, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $43.5 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH of $362.3 million to Jefferies Group LLC as member’s equity. We subsequently redeemed the mandatorily redeemable preferred interests in JHYH on April 1, 2013. Further, the business activities of our high yield joint venture was merged with those of Jefferies (our U.S. broker-dealer) and are no longer conducted as a joint venture. Accordingly, 100% of the operations of our high yield business are now allocated to Jefferies Group LLC

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of August 31, 2013. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2013	2014	2015 and 2016	2017 and 2018	2019 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$258.4	$893.9	$856.9	$4,042.2	$6,051.4
Senior secured revolving credit facility	—	295.0	—	—	—	295.0
Interest payment obligations on long-term debt	82.4	322.4	595.4	512.0	1,642.5	3,154.7

	82.4	875.8	1,489.3	1,368.9	5,684.7	9,501.1

Commitments and guarantees:
Equity commitments	0.3	1.7	7.2	0.8	444.8	454.8
Loan commitments	4.2	7.6	354.7	114.0	—	480.5
Mortgage-related commitments	507.1	213.2	796.2	—	—	1,516.5
Forward starting reverse repos and repos	848.8	—	—	—	—	848.8
Derivative contracts:
Derivative contracts - non credit related	831,159.5	7,556.1	2,974.8	1.2	523.0	842,214.6
Derivative contracts - credit related	—	—	—	1,184.0	—	1,184.0

	832,519.9	7,778.6	4,132.9	1,300.0	967.8	846,699.2

	832,602.3	8,654.4	5,622.2	2,668.9	6,652.5	856,200.3

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

At August 31, 2013, we did not have any commitments to purchase assets from our securitization vehicles. At August 31, 2013, we held $465.1 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 10, Securitization Activities and Note 11, Variable Interest Entities, in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 21, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

On March 1, 2013, all of the outstanding common shares of Jefferies Group LLC were exchanged for shares of Leucadia and Jefferies Group LLC became wholly-owned by Leucadia with Leucadia as the sole equity owner of Jefferies Group LLC. The aggregate purchase price was approximately $4.8 billion and therefore, as a result of the merger, our member’s equity capital approximates $4.8 billion upon consummation. Further, we do not anticipate making distributions in the future.

As compared to May 31, 2013, the increase to total member’s equity is attributed to third quarter 2013 net earnings and foreign currency translation adjustments to Accumulated other comprehensive loss.

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

As of August 31, 2013, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,303,564	$1,260,099
Jefferies Execution	3,751	3,501

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$242,273	$113,424

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions, excluding Investments at fair value, trade claims and defaulted bonds, using the past 365 days of historical date. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated. The following table illustrates the VaR for each component of market risk (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Daily VaR (1)

Value-at-Risk In Trading Portfolios

	Successor
Risk Categories	VaR as of August 31, 2013	Daily VaR for the Three Months Ended August 31, 2013			VaR as of May 31, 2013	Daily VaR for the Three Months Ended May 31, 2013
		Average	High	Low		Average	High	Low
Interest Rates	$4.78	$5.68	$7.44	$4.07	$3.80	$4.57	$6.48	$3.68
Equity Prices	4.57	5.96	8.06	4.51	6.53	6.25	9.10	3.85
Currency Rates	0.51	0.64	1.51	0.13	1.39	1.12	2.07	0.16
Commodity Prices	1.61	0.87	1.61	0.46	0.87	1.07	1.70	0.37
Diversification Effect (2)	(2.82)	(2.13)	N/A	N/A	(2.23)	(4.24)	N/A	N/A

Firmwide	$8.65	$11.02	$14.94	$7.55	$10.36	$8.77	$12.20	$6.00

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Our average daily VaR increased to $11.02 million for the three months ended August 31, 2013 from $8.77 million for the three months ended May 31, 2013, primarily reflecting a decrease in the diversification benefit across risk categories and an increase in interest rates risk resulting from an increase in interest rate levels and volatility. This increase was partially offset by lower equity price risk as we reduced our Knight Capital position and lower currency rates risk. Excluding our investment in Knight Capital, the average VaR for the three months ended August 31, 2013 and May 31, 2013 was $7.24 million and $5.77 million, respectively.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2013 (in thousands):

10% Sensitivity
Private investments	$13,150
Corporate debt securities in default	9,474
Trade claims	3,970

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters:

On April 1, 2013, we redeemed the third party noncontrolling interests in our high yield business. The presentation of VaR subsequent to April 1, 2013 accordingly reflects the full economic interests of this business. This modification to include a full allocation of the high yield trading business in our calculation since the redemption had no material effect on VaR calculated for the three months ended and as of May 31, 2013.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e. no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e. once in every 20 days). During the three months ended August 31, 2013, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR. Exclusive of the Knight Capital position, there were no days when the net trading loss exceeded the 95% one day VaR.

Daily Net Trading Revenue

For the three months ended August 31, 2013, there were 18 days with trading losses out of a total of 64 trading days in the period. Excluding the impact of Principal transaction revenue from our position in Knight Capital, there was 11 days with trading losses in the quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2013 (in millions).

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•

Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at August 31, 2013.

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

Current counterparty credit exposures at August 31, 2013 and November 30, 2012 are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at August , 2013, excluding cash and cash equivalents, 67% are investment grade counterparties, compared to 58% at November 30, 2012, and are mainly concentrated in North America. Of the credit exposure in Europe, approximately 76% are investment grade counterparties, with the largest exposures arising from securities and margin financing products. When comparing our credit exposure at August 31, 2013 with credit exposure at November 30, 2012, excluding cash and cash equivalents, current exposure has decreased 20% to approximately $0.8 billion from $1.1 billion. The decrease is primarily due to a decrease in loan and lending balances, partially offset by an increase in securities and margin finance balances.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012
AAA Range	—	—	—	0.9	0.2	—	0.2	0.9	3,180.2	1,322.7	3,180.4	1,323.6
AA Range	—	—	91.3	183.1	8.8	19.1	100.1	202.2	106.2	149.7	206.3	351.9
A Range	—	—	348.2	163.8	77.3	72.6	425.5	236.4	897.2	1,134.0	1,322.7	1,370.4
BBB Range	—	50.0	33.4	106.7	7.6	13.4	41.0	170.1	1.5	86.2	42.5	256.3
BB or Lower	37.6	255.0	137.9	112.3	8.7	19.3	184.2	386.6	—	—	184.2	386.6
Unrated	66.7	57.5	—	—	23.7	1.6	90.4	59.1	—	—	90.4	59.1

Total	104.3	362.5	610.8	566.8	126.3	126.0	841.4	1,055.3	4,185.1	2,692.6	5,026.5	3,747.9

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012
Asia/Latin America/Other	14.7	12.5	32.4	23.5	2.1	6.5	49.2	42.5	181.0	125.6	230.2	168.1
Europe	—	—	164.0	117.4	61.5	42.9	225.5	160.3	517.1	573.9	742.6	734.2
North America	89.6	350.0	414.4	425.9	62.7	76.6	566.7	852.5	3,487.0	1,993.1	4,053.7	2,845.6

Total	104.3	362.5	610.8	566.8	126.3	126.0	841.4	1,055.3	4,185.1	2,692.6	5,026.5	3,747.9

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012
Asset Managers	—	—	6.4	3.3	0.7	0.2	7.1	3.5	3,180.2	1,322.7	3,187.3	1,326.2
Banks, Broker-dealers	—	—	311.9	312.8	82.5	66.9	394.4	379.7	1,004.9	1,369.9	1,399.3	1,749.6
Commodities	—	—	44.5	23.0	11.3	33.2	55.8	56.2	—	—	55.8	56.2
Other	104.3	362.5	248.0	227.7	31.8	25.7	384.1	615.9	—	—	384.1	615.9

Total	104.3	362.5	610.8	566.8	126.3	126.0	841.4	1,055.3	4,185.1	2,692.6	5,026.5	3,747.9

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 8, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. Prior to the first quarter of 2013, country risk was defined as the country of jurisdiction or domicile of the obligor’s ultimate group parent. The tables presented below at November 30, 2012, have been conformed to this presentation. The following tables reflect our top ten exposures at August 31, 2013 and November 30, 2012 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	As of August 31, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$298.4	$(141.1)	$(53.0)	$—	$52.8	$27.4	$399.2	$184.5	$583.7
Canada	109.5	(64.3)	9.7	—	101.3	4.2	3.8	160.4	164.2
Luxembourg	74.8	(8.0)	1.4	—	2.8	—	66.1	71.0	137.1
Germany	321.5	(284.6)	19.8	—	57.1	16.3	3.0	130.1	133.1
Italy	871.9	(717.0)	(28.7)	—	1.1	0.2	—	127.5	127.5
Spain	342.9	(197.8)	(32.7)	—	2.1	0.2	1.1	114.7	115.8
Hong Kong	9.4	(4.2)	—	—	—	—	108.3	5.2	113.5
France	341.6	(244.0)	(20.6)	—	14.1	9.0	—	100.1	100.1
Belgium	65.1	(64.7)	19.6	—	0.3	—	41.1	20.3	61.4
India	12.5	(4.8)	(0.5)	—	0.6	—	35.5	7.8	43.3

Total	$2,447.6	$(1,730.5)	$(85.0)	$—	$232.2	$57.3	$658.1	$921.6	$1,579.7

	As of November 30, 2012
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$691.3	$(460.1)	$(81.5)	$8.5	$14.2	$25.7	$405.8	$198.1	$603.9
Luxembourg	163.8	(21.1)	1.1	13.6	1.5	—	96.2	158.9	255.1
Canada	150.7	(66.6)	(23.4)	9.5	103.1	12.6	0.9	185.9	186.8
Spain	276.6	(85.2)	(26.0)	—	4.6	—	0.6	170.0	170.6
Netherlands	255.6	(129.5)	(4.5)	7.5	10.3	0.2	0.3	139.6	139.9
Hong Kong	28.3	(12.0)	5.1	—	1.8	—	91.2	23.2	114.4
Germany	413.2	(318.1)	(94.7)	3.0	60.3	6.7	20.1	70.4	90.5
Belgium	177.8	(142.8)	(3.7)	—	0.9	—	49.4	32.2	81.6
Jersey	0.2	(0.6)	—	73.7	—	—	—	73.3	73.3
Sweden	70.7	(15.7)	(0.6)	—	0.4	0.2	0.1	55.0	55.1

Total	$2,228.2	$(1,251.7)	$(228.2)	$115.8	$197.1	$45.4	$664.6	$1,106.6	$1,771.2

As of August 31, 2013, the largest component of our exposure to Italy is a net exposure of $136.5 million to Italian sovereign debt, which are actively traded as a portfolio of Italian government bonds. The largest components of our exposure to Spain is a net exposure of $90.0 million to structured products issued by Spanish entities and net exposure of $29.9 million to Spanish sovereign debt, which are actively traded as a portfolio of Spanish government bonds. The structured products are backed by a variety of collateral types, with substantially all of the securities classified within Level 2 of the fair value hierarchy. For additional information, refer to the table on the following pages representing our average exposure for the quarter to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain by maturity category.

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was a net long position of $171.8 million at August 31, 2013, which is approximately 3.3% of total equity.

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at August 31, 2013 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against

JEFFERIES GROUP LLC AND SUBSIDIARIES

each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

	As of August 31, 2013
(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total
Financial instruments owned - Debt securities
Greece	$—	(4)	$3.5	$0.5	(4)	$—	$4.0
Ireland	9.6	(4)	20.2	18.6	(4)	—	48.4
Italy	828.4	(4)	12.7	21.8	(4)	9.0	871.9
Portugal	1.0	(4)	2.4	4.4	(4)	—	7.8
Spain	194.3	(4)	22.2	36.4	(4)	90.0	342.9

Total fair value of long debt securities (1)	1,033.3		61.0	81.7		99.0	1,275.0

Financial instruments sold - Debt securities
Greece	—	(4)	2.5	0.6	(4)	—	3.1
Ireland	3.4	(4)	9.7	2.4	(4)	—	15.5
Italy	691.9	(4)	12.5	12.6	(4)	—	717.0
Portugal	1.8	(4)	0.4	—	(4)	—	2.2
Spain	164.4	(4)	8.9	24.5	(4)	—	197.8

Total fair value of short debt securities (2)	861.5		34.0	40.1		—	935.6

Total net fair value of debt securities	171.8		27.0	41.6		99.0	339.4

Derivative contracts - long notional exposure
Greece	—		0.2	0.5		—	0.7
Ireland	—		7.7	—		—	7.7
Italy	78.5	(5)	0.1	0.1		—	78.7
Portugal	—		—	—		—	—
Spain	—		0.3	5.8		—	6.1

Total notional amount - long (6)	78.5		8.3	6.4		—	93.2

Derivative contracts - short notional exposure
Greece	—		0.5	—		—	0.5
Ireland	—		50.5	2.4		—	52.9
Italy	83.2	(5)	3.7	20.6		—	107.5
Portugal	—		—	—		—	—
Spain	—		6.3	32.5		—	38.8

Total notional amount - short (6)	83.2		61.0	55.5		—	199.7

Total net derivative notional exposure (3)	(4.7)		(52.7)	(49.1)		—	(106.5)

Total net exposure to select European countries	$167.1		$(25.7)	$(7.5)		$99.0	$232.9

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned - corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased - corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
(4)

Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

	As of August 31, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$—	$9.6	$828.4	$1.0	$194.3	$1,033.3
Long non-sovereign debt securities (1)	4.0	38.8	43.5	6.8	148.6	241.7

Total long debt securities	4.0	48.4	871.9	7.8	342.9	1,275.0

Financial instruments sold, not yet purchased:
Short sovereign debt securities	—	3.4	691.9	1.8	164.4	861.5
Short non-sovereign debt securities	3.1	12.1	25.1	0.4	33.4	74.1

Total short debt securities	3.1	15.5	717.0	2.2	197.8	935.6

Net fair value - debt securities	0.9	32.9	154.9	5.6	145.1	339.4
Net derivatives notional amount	0.2	(45.2)	(28.8)	—	(32.7)	(106.5)

Total net exposure to select European countries	$1.1	$(12.3)	$126.1	$5.6	$112.4	$232.9

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended August 31, 2013, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance

Financial instruments owned - Debt securities
Greece	$—	$—	$—
Ireland	0.5	8.8	9.3
Italy	979.8	1,078.6	2,058.4
Portugal	0.2	3.0	3.2
Spain	136.9	273.9	410.8

Total average fair value of long debt securities (1)	1,117.4	1,364.3	2,481.7

Financial instruments sold - Debt securities
Greece	—	—	—
Ireland	—	6.9	6.9
Italy	184.6	1,057.2	1,241.8
Portugal	0.2	3.6	3.8
Spain	35.8	242.2	278.0

Total average fair value of short debt securities	220.6	1,309.9	1,530.5

Total average net fair value of debt securities	896.8	54.4	951.2

Derivative contracts - long notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	99.7 (2)	99.7
Portugal	—	—	—
Spain	—	—	—

Total average notional amount - long	—	99.7	99.7

Derivative contracts - short notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	538.7	538.7
Portugal	—	—	—
Spain	—	—	—

Total average notional amount - short	—	538.7	538.7

Total average net derivative notional exposure (3)	—	(439.0)	(439.0)

Total average net exposure to select European countries	$896.8	$(384.6)	$512.2

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain as of August 31, 2013. The information is presented based on the notional amount of the contracts and the domicile of the issuer. For credit default swaps, we have immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

	As of August 31, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long notional exposure
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	78.5	—	—	78.5
Listed equity options	0.7	7.7	0.2	—	6.1	14.7

Total notional amount - long	0.7	7.7	78.7	—	6.1	93.2

Derivative contracts - short notional exposure
Credit default swaps	—	—	19.8	—	26.4	46.2
Bond future contracts	—	—	83.3	—	—	83.3
Listed equity options	0.5	52.9	4.4	—	12.4	70.2

Total notional amount - short	0.5	52.9	107.5	—	38.8	199.7

Net derivatives notional amount	$0.2	$(45.2)	$(28.8)	$—	$(32.7)	$(106.5)

The following table provides the fair value of the above derivative contracts at August 31, 2013 (in millions):

	As of August 31, 2013
	Greece	Ireland	Italy	Portugal	Spain	Total
Derivative contracts - long fair value
Credit default swaps	$—	$—	$—	$—	$—	$—
Bond future contracts	—	—	—	—	—	—
Listed equity options	0.4	(0.2)	0.3	—	0.1	0.6

Total fair value - long	0.4	(0.2)	0.3	—	0.1	0.6

Derivative contracts - short fair value
Credit default swaps	—	—	(0.5)	—	0.1	(0.4)
Bond future contracts	—	—	—	—	—	—
Listed equity options	(0.1)	(0.5)	(0.2)	—	(0.6)	(1.4)

Total fair value - short	(0.1)	(0.5)	(0.7)	—	(0.5)	(1.8)

Net derivatives fair value	$0.5	$0.3	$1.0	$—	$0.6	$2.4

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At August 31, 2013, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	As of August 31, 2013
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$—	$—	$—
Ireland	8.4	46.6	(38.2)
Italy	1,020.4	1,109.1	(88.7)
Portugal	1.4	0.6	0.8
Spain	179.0	261.9	(82.9)

Total	$1,209.2	$1,418.2	$(209.0)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

Item 4. Controls and Procedures.

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC, dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of August 31, 2013 and November 30, 2012; (ii) the Consolidated Statements of Earnings for the three and six months ended August 31, 2013, three months ended February 28, 2013 and three and nine months ended August 31, 2012; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended August 31, 2013, three months ended February 28, 2013 and three and nine months ended August 31, 2012; (iv) the Consolidated Statements of Changes in Equity for the six months ended August 31, 2013, three months ended February 28, 2013 and twelve months ended November 30, 2012; (v) the Consolidated Statements of Cash Flows for the six months ended August 31, 2013, three months ended February 28, 2013 and nine months ended August 31 2012; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)

Date: October 9, 2013	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)