Form 10-K
period 2013-11-30
Jefferies Group LLC
filed 2014-01-28
CIK 1084580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number: 1-14947

JEFFERIES GROUP LLC

(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code )

Registrant’s telephone number, including area code:

(212) 284-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
5.125% Senior Notes Due 2023	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐         No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2013.

The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I (2).

JEFFERIES GROUP LLC

2013 FORM 10-K ANNUAL REPORT

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART I

Item 1.  Business.

Introduction

Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Our principal operating subsidiary, Jefferies LLC (“Jefferies”), was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited (“Jefferies Europe”), was established in the U.K. in 1986. On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to a merger agreement with Leucadia (the “Merger”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports.

Since 2000, we have grown considerably and become increasingly diversified, increasing our market share and the breadth and depth of our business. Our growth has been achieved through the addition of talented personnel in targeted areas, as well as the acquisition of complementary businesses. As of November 30, 2013, we had 3,797 employees in the Americas, Europe, Asia and the Middle East. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters offices in London and Hong Kong. Our primary telephone number is (212) 284-2550 and our Internet address is jefferies.com.

The following documents and reports are available on our public website:

•      Annual and interim reports on Form 10-K;

•      Quarterly reports on Form 10-Q;

•      Current reports on Form 8-K;

•      Code of Ethics

•      Reportable waivers, if any, from our Code of Ethics by our executive officers;

•      Board of Directors Corporate Governance Guidelines;

•      Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•      Charter of the Compensation Committee of the Board of Directors;

•      Any amendments to the above-mentioned documents and reports.

 Interested persons may also obtain a printed copy of any of these documents or reports by sending a request to Investor Relations, Jefferies Group LLC, 520 Madison Avenue, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefferies.com.

Business Segments

We currently operate in two business segments, Capital Markets and Asset Management. Our Capital Markets reportable segment, which represents principally our entire business, consists of our securities and commodities trading activities and our investment banking activities. The Capital Markets reportable segment provides the sales, trading and/or origination and execution effort for various equity, fixed income, commodities, futures, foreign exchange and advisory products and services. The Asset Management segment includes asset management activities and related services. Our parent, Leucadia, is establishing an asset management business and we expect to transition our limited asset management business to Leucadia during 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Financial information regarding our reportable business segments as of November 30, 2013, November 30, 2012 and November 30, 2011 is set forth in Note 24, Segment Reporting, in our consolidated financial statements and is incorporated herein by reference.

Our Businesses

Capital Markets

Our Capital Markets segment focuses on Equities, Fixed Income (including futures, foreign exchange and commodities activities) and Investment Banking. We primarily serve institutional investors, corporations and government entities.

Equities

Equities Research, Sales & Trading

We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded equity options, convertible and other equity-linked products and closed-end funds. Our primary competitors are U.S. and non-U.S. bank holding companies. We act as agent or principal (including as a market-maker) when executing client transactions via traditional “high-touch” and electronic “low-touch” channels. In order to facilitate client transactions, we may act as principal to provide liquidity which requires the commitment of our capital and maintenance of dealer inventory.

Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe, the Middle East, and Africa (EMEA); and Asia Pacific. Our main product lines within the regions are cash equities, electronic trading, derivatives and convertibles. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our research covers over 1,700 companies around the world and approximately a further 300 companies are covered by five firms in Asia with whom we maintain alliances.

Equity Finance

Our Equity Finance business provides financing, securities lending and other prime brokerage services.

We offer prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, reporting and administrative services. We finance our clients’ securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Fixed Income

Fixed Income Sales and Trading

We provide our clients sales and trading of investment grade and high yield corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, distressed securities and emerging markets debt. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies Europe is designated in similar capacities for several government bond issuers in Europe, and trades a broad spectrum of other European government bonds. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions.

Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income research professionals, including research and desk analysts, provide investment ideas and analysis across a variety of fixed income products.

Futures, Foreign Exchange and Commodities

Jefferies Bache provides our clients 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex and provides 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead. Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.

We operate a full-service trading desk in all precious metals, cash, futures and exchange-for-physicals markets, and are a market maker providing execution and clearing services as well as market analysis. Jefferies Bache also provides prime brokerage services and is an authorized coin distributor of the U.S. Mint.

In addition, Jefferies Bache is a market-maker in foreign exchange spot, forward, swap and option contracts across major currencies and emerging markets globally.

Investment Banking

We provide our clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Our services are enhanced by our industry sector expertise, our global distribution capabilities and our Company’s senior level commitment to our clients.

Over 650 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Our sector coverage groups include consumer and retail, energy, financial institutions, financial sponsors, general industrials, healthcare, media and telecommunications, public finance, REGAL (real estate, gaming, lodging) and technology. Our product coverage groups include equity capital markets, debt capital markets and financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization. Our geographic coverage groups include coverage teams based in major cities in the United States, Canada, Brazil, United Kingdom, (including our UK Corporate Broking team), Germany, Russia, India and China.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equity Capital Markets

We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities.

Debt Capital Markets

We provide a wide range of debt financing capabilities for companies, financial sponsors and governmental entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade and non-investment grade corporate debt, leveraged loans, mortgage and other asset-backed securities, and liability management solutions.

Advisory Services

We provide mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and governmental entities. In the mergers and acquisition area, we advise sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. We also provide a broad range of acquisition financing capabilities to assist our clients. In the restructuring and recapitalization area, we provide to companies, bondholders and lenders with a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.

Asset Management

We provide investment management services to pension funds, insurance companies and other institutional investors. Our primary asset management programs are strategic investment and convertible bond strategies.

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

We offer convertible bond strategies through Jefferies (Switzerland) Limited, which is licensed by the Swiss Financial Market Supervisory Authority. These strategies are long only investment solutions in global convertible bonds offered to pension funds, insurance companies and private banking clients.

Competition

All aspects of our business are intensely competitive. We compete primarily with the large global bank holding companies that engage in capital markets activities, but also with firms listed in the AMEX Securities Broker/Dealer Index, other brokers and dealers, and boutique investment banking firms. The large global bank holding companies have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings, our ability to deliver consistently the integrated capabilities of Jefferies and our tenacity and commitment to serve our clients.

Regulation

Regulation in the United States.        The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), are actively involved in the regulation of financial service businesses. The

JEFFERIES GROUP LLC AND SUBSIDIARIES

SEC, CFTC and self-regulatory organizations conduct periodic examinations of broker-dealers investment advisers, futures commission merchants (“FCMs”) and swap dealers. Financial service businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Registered advisors are subject to, among other requirements, regulations concerning marketing, transactions with affiliates, disclosure to clients, and recordkeeping; and advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodities, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs and swap dealers. The SEC, CFTC and self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in censure, fine, suspension, expulsion of a firm, its officers or employees, or revocation of a firm’s licenses.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. The Dodd-Frank Act is being implemented through extensive rulemaking by the SEC, CFTC and other governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes. For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect our business.”

Net Capital Requirements.      U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”), which specifies minimum net capital requirements. Jefferies Group LLC is not a registered broker-dealer and is therefore not subject to the Net Capital Rule; however, its U.S. broker-dealer subsidiaries, Jefferies and Jefferies Execution Services, Inc. (“Jefferies Execution”), are registered broker-dealers and are subject to the Net Capital Rule. Jefferies and Jefferies Execution have elected to compute their minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Furthermore, Jefferies is a registered Introducing Broker with the CFTC and is subject to the CFTC’s minimum financial requirements. Under the CFTC’s minimum financial requirements, an Introducing Broker must maintain adjusted net capital equal to or in excess of the greater of (A) $45,000 or (B) since Jefferies is also a registered broker-dealer, the amount of net capital required by the Net Capital Rule. Compliance with the Net Capital Rule could limit operations of our broker-dealers, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict their ability to make loans, advances, dividends and other payments. In addition, Jefferies is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies applicable to Introducing Brokers, which may affect its ability as an Introducing Broker to make capital and certain other distributions.

U.S. registered FCMs are subject to the CFTC’s minimum financial requirements for futures commission merchants and introducing brokers. Jefferies Group LLC is not a registered FCM nor a registered Introducing Broker, and is therefore not subject to the CFTC’s minimum financial requirements; however, Jefferies Bache, LLC, a U.S. FCM subsidiary, is registered and subject to the minimum financial requirements. Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000,000 or (B) the FCM’s risk-based capital requirements totaling (1) eight percent of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) eight percent of the total risk margin requirement for positions carried by the FCM in noncustomer accounts. An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our subsidiaries that are registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once they become final. For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect our business.”

See Net Capital within Item 7. Management’s Discussion and Analysis and Note 23, Net Capital Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.

Regulation outside the United States.      We are an active participant in the international capital markets, engage in commodity futures brokerage and provide investment banking services throughout the world, but primarily in Europe and Asia. As is true in the U.S., our subsidiaries are subject to extensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Conduct Authority, the Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform packages in response to the credit and liquidity crisis of 2007 and 2008. For additional information see Item 1A. Risk Factors – “Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.”

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

In the last five years, there has been significant legislation and increased regulation affecting the financial services industry. These legislative and regulatory initiatives affect not only us, but also our competitors and certain of our clients. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

The Dodd-Frank Act was signed into law on July 21, 2010. Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps (both of which are defined terms) and parties that deal in derivatives. We have registered two of our subsidiaries as swap dealers with the CFTC and the NFA and may register one or more subsidiaries as security-based swap dealers with the SEC. The new laws and regulations will subject certain swaps and security-based swaps to clearing and exchange trading requirements and will subject swap dealers and security-based swap dealers to significant new burdens, including (i) capital and margin requirements, (ii) reporting, recordkeeping and internal business conduct requirements, (iii) external business conduct requirements in dealings with swap counterparties (which are particularly onerous when the counterparty is a special entity such as a federal, state, or municipal entity, an ERISA plan, a government employee benefit plan or an endowment), and (iv) large trader position reporting and certain position limit requirements. The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased capital and margin requirements on our registered entities and require additional operational and compliance costs and resources that will likely affect our business.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Section 619 of the Dodd-Frank Act (Volcker Rule) and section 716 of the Dodd-Frank Act (swaps push-out rule) limit proprietary trading of certain securities and swaps by banking entities such as banks, bank holding companies and similar institutions. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions. These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets. Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volcker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions. We will not know the exact impact that these changes in the markets will have on our business until after the final rules are implemented.

The Dodd-Frank Act, in addressing systemic risks to the financial system, charges the Federal Reserve with drafting enhanced regulatory requirements for systemically important bank holding companies and certain other nonbank financial companies designated as systemically important by the Financial Stability Oversight Council. The enhanced requirements proposed by the Federal Reserve include capital requirements, liquidity requirements, limits on credit exposure concentrations and risk management requirements. We do not believe that we will be deemed to be a systemically important nonbank financial company under the new legislation and therefore will not be directly impacted. However, there will be an indirect impact to us to the extent that the new regulations apply to our competitors, counterparties and certain of our clients.

Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The financial services industry is subject to extensive laws, rules and regulations in every country in which we operate. Firms that engage in securities and derivatives trading, commodity futures brokerage, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.

Each of our regulators supervises our business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar reviews. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, and regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our business, results of operations and financial condition.

We continue to monitor the impact that the Basel Accords will have on our UK regulated entities. The update issued by the Basel Committee on Banking Supervision in December 2010, known as Basel III, recommended strengthening capital and liquidity rules. In response, the European Commission is in the process of implementing amendments to its Capital Requirements Directive (“CRD”) putting into law CRD IV and the Capital Requirements Regulation (“CRR”). Changes under CRD IV and CRR became effective January 1, 2014. Our UK subsidiaries impacted by these changes are in compliance with the new regulations.

The European Market Infrastructure Regulation (“EMIR”) was enacted in August 2012 and, in common with the Dodd-Frank Act in the US, is intended, among other things, to reduce counterparty risk by requiring standardized over-the-counter derivatives be cleared through a central counterparty and reported to regulator appointed trade repositories. EMIR is being introduced in phases in the UK and, based on current published dates, will be substantively implemented by the end of 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We are also reviewing the draft texts of the amendments to the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation to assess the impact both pieces of legislation are likely to have on our business when they come into force in 2015 or 2016.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement. We maintain additional offices in over 30 cities throughout the world including, in the United States, Charlotte, Chicago, Boston, Houston, Los Angeles, San Francisco, Stamford, and Jersey City, and internationally, London, Frankfurt, Zurich, Hong Kong, Singapore, Tokyo and Mumbai. In addition, we maintain backup data center facilities with redundant technologies for each of our three main data center hubs in Jersey City, London and Hong Kong. We lease all of our office space, or contract via service arrangement, which management believes is adequate for our business. For information concerning leasehold improvements and rental expense, see Note 2, Summary of Significant Accounting Policies and Note 22, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

Item 3. Legal Proceedings.

Many aspects of our business involve substantial risks of legal and regulatory liability. In the normal course of business, we have been named as defendants or codefendants in lawsuits involving primarily claims for damages.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We are also involved in a number of judicial and regulatory matters, including exams, investigations and similar reviews, arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our financial condition.

Seven putative class action lawsuits have been filed in New York and Delaware concerning the Merger. The class actions, filed on behalf of our shareholders prior to the Merger, name as defendants Jefferies Group, Inc., the members of our board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the Merger by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. The actions filed in New York have been stayed, the actions filed in Delaware are proceeding and the claims against certain of the directors have been dismissed. We are unable to predict the outcome of this litigation.

We reached a non-prosecution agreement in principle with the United States Attorney for the District of Connecticut and a settlement agreement in principle with the SEC, which remains subject to review and approval by the SEC Commissioners, relating to an investigation of the purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements in principle include an aggregate $25.0 million payment, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts are reflected in our year-end 2013 financial statements, with $23.2 million recognized during the fourth quarter of 2013 and $2.7 million recognized across prior 2012 and 2013 periods.

Item 4. Mine Safety Disclosures.

Not applicable.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the Merger, our common stock was traded on the NYSE under the symbol JEF. On March 1, 2013, all of our outstanding common shares were exchanged for shares of Leucadia, our common stock was delisted and there is no longer a public trading market for our common stock. Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with our $950.0 million Credit Facility described in Note 15, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act. We do not anticipate making distributions in the future.

Dividends per Common Share (declared) for the first quarter of 2013 and the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$0.075	N/a	N/a	N/a
2012	$0.075	$0.075	$0.075	$0.075
2011	$0.075	$0.075	$0.075	$0.075

Item 6. Selected Financial Data.

Omitted pursuant to general instruction I(2)(a) to Form 10-K.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Consolidated Results of Operations

On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to a merger agreement with Leucadia (the “Merger”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the Merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports. For further information, see Note 1, Organization and Basis of Presentation in our consolidated financial statements.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the historical financial results in the tables that follow for the periods before and after the Merger. Periods prior to March 1, 2013 are referred to as Predecessor periods, while periods after March 1, 2013 are referred to as Successor periods to reflect the fact that under U.S. generally accepted accounting principles (“U.S. GAAP”) Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the periods (i) nine months ended November 30, 2013 (the “Successor fiscal 2013 period”) and (ii) the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 (the “Predecessor fiscal periods”). The following table provides an overview of our consolidated results of operations (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Net revenues, less mandatorily redeemable preferred interests	$2,137,313	$807,583	$3,018,769	$2,573,323
Non-interest expenses	1,873,018	668,096	2,526,974	2,153,989
Earnings before income taxes	264,295	139,487	491,795	419,334
Income tax expense	94,686	48,645	168,646	132,966
Net earnings	169,609	90,842	323,149	286,368
Net earnings to noncontrolling interests	8,418	10,704	40,740	1,750
Net earnings attributable to Jefferies Group LLC	161,191	80,138	282,409	284,618
Effective tax rate	35.8%	34.9%	34.3%	31.7%

As discussed further below, we are making certain adjustments to our historical financial statements for the quarters of 2013 and 2012 and for the year ended November 30, 2011. We do not believe these discrete adjustments are material individually or in the aggregate to our financial condition or to our financial results for any reported period.

The first adjustment relates to a revised estimate of our litigation reserve resulting in an additional $17.0 million on a pre-tax basis recognized in Other expenses in the fourth quarter of 2013. We have adjusted our estimate of the reserve relating to an investigation of the purchases and sales of mortgage-backed securities based on an agreement

JEFFERIES GROUP LLC AND SUBSIDIARIES

reached in principle subsequent to our report on Form 8-K, dated December 17, 2013 in which we announced our financial results for our fiscal fourth quarter of 2013. Additionally, we have reduced our estimate for bad debt provision on certain investment banking receivables on a pre-tax basis by $1.3 million in the fourth quarter of 2013 resulting in a reduction in Other expenses by such amount in this Annual Report on Form 10-K for the year ended November 30, 2013. The impact of these adjustments is a reduction in Income tax expense of $1.2 million and a reduction in Net earnings of $14.5 million during the fourth quarter of 2013.

In addition to and unrelated to the adjustments described above, we have reduced Income tax expense by $4.4 million to correct for income tax expense recognized during the fourth quarter of 2013. It was determined that such income tax expense properly related to each of the years from fiscal 2009 to fiscal 2012. This had the effect of understating goodwill in the purchase price allocation by $4.4 million as the additional income tax liability in existence at the merger date reduces the fair value of the net assets acquired. We have evaluated the effects of this correction and concluded that it is not material to the previously issued Annual Reports on Form 10-K for the previously reported periods or to the previously issued Quarterly Reports on Form 10-Q for the three months ended May 31, 2013 and August 31, 2013. Nevertheless, we have revised our consolidated net earnings for the nine months ended November 30, 2013 as reflected in this Form 10-K for the year ended November 30, 2013 to correct for the effect of this item and appropriately reflected the increase of $4.4 million in goodwill within our Consolidated Statement of Financial Condition.

Finally, we are adjusting Commissions revenues and Floor brokerage and clearing fees in the respective financial statement line items to reflect certain exchange fees charged to customers in our futures business on a gross rather than net basis by $60.6 million, $62.9 million and $28.1 million in 2013, 2012 and 2011, respectively. Although floor brokerage and clearing fees previously had been recorded on a net basis to Commissions revenue, thereby resulting in an understatement in Commissions revenues, Total revenues, Net revenues, Floor brokerage and clearing fees and Total non-interest expenses for various periods, there was no impact on Net earnings. We do not believe these adjustments are material to our financial statements for any reported period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following tables set forth the effects of the adjustments on Net earnings, on an after tax basis, for the years ended November 30, 2013 and 2012 and 2011 and for the quarterly periods in 2013. Although the year ended November 30, 2013 and the quarterly periods in 2013 are not adjusted, this information was previously provided in our current report on Form 8-K filed on December 17, 2013, and therefore is included as part of this information.

	Successor	Predecessor
Decrease in Net earnings to Jefferies Group LLC	Nine Months Ended November 30,	Three Months Ended February 28,	Year Ended November 30,
(in thousands)	2013	2013	2012	2011

Previously reported Net earnings to Jefferies Group LLC	$171,302	$80,138	$282,409	$284,618

Netting of Floor brokerage clearing fees to Commissions revenue	—	—	—	—
Net litigation and bad debt provisions	(14,505)	—	—	—
Income taxes	4,394	—	—	—

Total adjustments	(10,111)	—	—	—

Adjusted Net earnings to Jefferies Group LLC	$161,191	$80,138	$282,409	$284,618

Decrease in earnings to Jefferies Group LLC	Successor			Predecessor
(in thousands)	Three Months Ended
	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013

Previously reported Net earnings to Jefferies Group LLC	$120,054	$11,740	$39,508	$80,138

Netting of Floor brokerage clearing fees to Commissions revenue	—	—	—	—
Net litigation and bad debt provisions	(14,505)	—	—	—
Income taxes	4,394	—	—	—

Total adjustments	(10,111)	—	—	—

Adjusted Net earnings to Jefferies Group LLC	$109,943	$11,740	$39,508	$80,138

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following tables set forth the effects of the adjustments on affected line items within our previously reported Consolidated Statements of Earnings for years ended November 30, 2013, 2012 and 2011. Although our year ended November 30, 2013 is not adjusted, this information was previously provided in our current report on Form 8-K filed on December 17, 2013, and therefore is included as part of this information.

Consolidated Statement of Earnings

	Nine Months Ended November 30,		Three Months Ended February 28,		Year Ended November 30,
	2013				2012		2011
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Commissions revenues	$427,178	$472,596	$131,083	$146,240	$485,569	$548,437	$534,726	$562,858
Total revenues	2,674,322	2,719,740	1,006,803	1,021,960	3,871,205	3,934,073	3,529,638	3,557,770
Net revenues	2,095,263	2,140,681	803,387	818,544	2,998,784	3,061,652	2,548,813	2,576,945

Net revenues, less mandatorily redeemable preferred interest	2,091,895	2,137,313	792,426	807,583	2,955,901	3,018,769	2,545,191	2,573,323
Floor brokerage and clearing fees	105,357	150,774	30,998	46,155	120,145	183,013	126,313	154,445
Other expenses	76,325	92,035	14,475	14,475	62,498	62,498	56,099	56,099
Total non-compensation expenses	597,982	659,110	178,722	193,879	693,308	756,176	643,253	671,385
Total non-interest expenses	1,811,890	1,873,018	652,939	668,096	2,464,106	2,526,974	2,125,857	2,153,989
Earnings before income taxes	280,005	264,295	139,487	139,487	491,795	491,795	419,334	419,334
Income tax expense	100,285	94,686	48,645	48,645	168,646	168,646	132,966	132,966
Net earnings	179,720	169,609	90,842	90,842	323,149	323,149	286,368	286,368
Net earnings attributable to Jefferies Group LLC	171,302	161,191	80,138	80,138	282,409	282,409	284,618	284,618

The impact of the adjustments were as follows:

•

To increase Commissions revenue by $45.4 million, $15.2 million, $62.9 million and $28.1 million for the nine months ended November 30, 2013, the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011, respectively.

•

To increase Floor brokerage and clearing fees by $45.4 million, $15.2 million, $62.9 million and $28.1 million for the nine months ended November 30, 2013, the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011, respectively

•

To increase Other expenses by $15.7 million for the nine months ended November 30, 2013 for the change in estimates associated with litigation reserves and bad debt provisions. To reduce Income tax expense for the associated tax effect of these items by $1.2 million for the nine months ended November 30, 2013.

•

To reduce Income tax expense by $4.4 million for the nine months ended November 30, 2013 to correct for the effect of income tax provisions determined to be related to periods prior to December 1, 2012.

There is no effect on our Consolidated Statements of Financial Condition as of November 30, 2012, Consolidated Statements of Changes in Stockholders’ Equity for the years 2012 and 2011 and Consolidated Statements of Cash Flows for the years 2012 and 2011.

Executive Summary

Nine Months Ended November 30, 2013

Net revenues, less mandatorily redeemable preferred interests, for the nine months ended November 30, 2013 were $2,137.3 million reflecting a challenging environment for our fixed income businesses during portions of the period partially offset by strong results in equities and investment banking, which both achieved record net revenues for the fourth quarter of fiscal 2013. The results for the nine month period reflect within Net revenues positive income of $73.8 million, representing the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Merger, and gains of $89.3 million in aggregate from our investments in KCG Holdings, Inc. (“Knight Capital”) and Harbinger Group Inc.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest expenses were $1,873.0 million for the nine months ended November 30, 2013 and include Compensation and benefits expense of $1,213.9 million recognized commensurate with the level of net revenues for the nine month period. Compensation and benefits expenses as a percentage of Net revenues was 56.7% for the nine months ended November 30, 2013. Non-interest expense also includes approximately $50.0 million in merger related costs associated with the closing of the Merger. These costs are comprised of $11.6 million in merger-related investment banking, legal and filing fees, $6.3 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $21.1 million associated with intangible assets and internally developed software recognized at the merger date, and $11.0 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the merger date. In addition, occupancy and equipment includes a $8.7 million charge associated with our relocating certain staff and abandoning certain London office space recognized during the nine month period.

At November 30, 2013, we had 3,797 employees globally, slightly below our headcount at November 30, 2012.

Three Months Ended February 28, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2013 were $807.6 million, which include strong investment banking revenues, particularly in debt and equity capital markets, and a gain of $26.5 million on our share ownership in Knight Capital. Non-interest expenses of $668.1 million for the three months ended February 28, 2013, reflect compensation expense consistent with the level of net revenues and professional service costs associated with the Merger. Compensation costs as a percentage of Net revenues for the three months ended February 28, 2013 were 57.9%.

Year Ended November 30, 2012

Net revenues, less mandatorily redeemable preferred interests, for the year ended November 30, 2012 were a record $3,018.8 million. During 2012 we structured and invested in a convertible preferred stock offering of Knight Capital. Net revenues for the year ended November 30, 2012 include a mark-to-market gain of $151.9 million on our share ownership in Knight Capital and an advisory fee of $20.0 million for services in respect of the transaction. Net revenues for the year ended November 30, 2012 also include within Other revenues a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc, a gain on debt extinguishment of $9.9 million and a gain of $23.8 million on the sale of certain mortgage servicing right assets by our Fixed Income business. Fixed income revenues for the year ended November 30, 2012 include a full twelve months of the Global Commodities Group business (also referred to as “Jefferies Bache”).

Non-interest expenses totaled $2,527.0 million for the year ended November 30, 2012 and included compensation expense of $1,770.8 million, consistent with higher net revenues. Compensation expense as a percentage of Net revenues was 57.8%. Within non-interest expenses, Technology and communications costs increased as the expansion of our personnel and business platforms has increased the demand for market data, technology connections and applications. Occupancy costs increased as we strengthened our presence in Europe and Asia and Business development expenses increased commensurate with furthering the expansion of our market share. Increased professional service costs are primarily associated with our announced merger with Leucadia and efforts associated with Dodd-Frank compliance. Floor brokerage and clearing fees for the 2012 year are reflective of lower equity trading volumes. Non-interest expenses include within Other expenses donations to Hurricane Sandy relief of $4.1 million. Non-interest expenses also include a full twelve months of costs from our Jefferies Bache operations. Our effective tax rate was 34.3% for the year ended November 30, 2012.

At November 30, 2012, we had 3,804 employees globally. We added an additional 51 employees with the acquisition of Hoare Govett in February 2012 and expanded our headcount during 2012 in our metal and energy futures business. These increases were offset by headcount reductions since the start of 2012 aimed at better resource allocation and improved productivity.

Year Ended November 30, 2011

Net revenues, less mandatorily redeemable preferred interests, for the year ended November 30, 2011 were $2,573.3 million. Net revenues include results of Jefferies Bache for five months, as a result of the acquisition of the Global

JEFFERIES GROUP LLC AND SUBSIDIARIES

Commodities Group from Prudential Financial, Inc. on July 1, 2011. The results for 2011 include within Other revenues a bargain purchase gain of $52.5 million arising on the acquisition of Jefferies Bache and a gain on debt extinguishment of $21.1 million. Non-interest expenses of $2,154.0 million for the year ended November 30, 2011 include compensation expenses of $1,482.6 million, equivalent to 57.5% of Net revenues. Non-interest expenses include within Other expenses a $4.6 million charitable contribution for Japanese earthquake relief. Our effective tax rate was 31.7%, primarily attributable to the fact that the 2011 results include a bargain purchase gain of $52.5 million arising on the acquisition of the Global Commodities Group, which was non-taxable.

At November 30, 2011, we had 3,898 employees globally. On July 1, 2011, we added approximately 400 employees from the Jefferies Bache acquisition.

Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K for the year ended November 30, 2013.

Revenues by Source

The Capital Markets reportable segment includes our securities and commodities trading activities, and our investment banking activities. The Capital Markets reportable segment provides the sales, trading and origination and advisory effort for various equity, fixed income, commodities, futures, foreign exchange and advisory products and services. The Capital Markets segment comprises many business units, with many interactions and much integration among them. In addition, we separately discuss our Asset Management business.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the Successor period nine months ended November 30, 2013 and the Predecessor periods three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 (amounts in thousands):

	Successor		Predecessor
	Nine Months Ended		Three Months Ended		Year Ended		Year Ended
	November 30, 2013		February 28, 2013		November 30, 2012		November 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Equities	$582,355	27%	$167,354	21%	$642,360	21%	$593,589	23%
Fixed income	504,092	24	352,029	43	1,253,268	41	743,088	29

Total sales and trading	1,086,447	51	519,383	64	1,895,628	62	1,336,677	52

Other	4,624	-	—	-	13,175	-	73,615	3

Equity	228,394	11	61,380	7	193,797	6	187,288	7
Debt	415,932	19	140,672	17	455,790	15	384,921	15

Capital markets	644,326	30	202,052	24	649,587	21	572,209	22
Advisory	369,191	17	86,226	11	476,296	16	550,319	21

Total investment banking	1,013,517	47	288,278	35	1,125,883	37	1,122,528	43

Asset management fees and investment income (loss) from managed funds:
Asset management fees	26,473	2	11,083	1	38,130	1	33,425	1
Investment income (loss) from managed funds	9,620	-	(200)	-	(11,164)	-	10,700	1

Total	36,093	2	10,883	1	26,966	1	44,125	2

Net revenues	2,140,681	100%	818,544	100%	3,061,652	100%	2,576,945	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368		10,961		42,883		3,622

Net revenues, less mandatorily redeemable preferred interests	$2,137,313		$807,583		$3,018,769		$2,573,323

Net Revenues

Net revenues for the nine months ended November 30, 2013 of $2,140.7 million reflect a solid performance in our equity sales and trading business and continued strength in our investment banking platform. Our fixed income businesses experienced difficult trading conditions for a portion of the period as a result of a change in expectations for interest rates surrounding the Federal Reserve’s plans for tapering its asset purchase program; though fixed income performance significantly improved during the fourth quarter of 2013. The nine months results include gains of $89.3 million in aggregate within Equities Principal transaction revenues from our investments in Knight Capital and Harbinger Group Inc. (“Harbinger”).

Net revenues for the three months ended February 28, 2013 of $818.5 million were the second highest quarter on record (after the fourth quarter of fiscal 2013) as a result of improved overall market activity, with all of our business lines demonstrating strong results. Within Equity revenues, Net revenues include Principal transaction revenues of $26.5 million from gains related to our investment in Knight Capital during the quarter.

Net revenues for the year ended November 30, 2012 were a record $3,061.7 million. Our 2012 results include Principal transaction revenues of $151.9 million from our investment in Knight Capital. Fixed income revenues were supported by investor demand for higher-yielding assets translating into reasonably robust trading volumes while muted secondary trading volume affected equities revenues (excluding revenues from our ownership of Knight Capital). Investment banking revenue of $1,125.9 million reflects the building strength of our franchise. Asset management fee results were offset by write-downs on certain of our investments in unconsolidated funds. In addition, Net revenues for the year included within Other revenues a bargain purchase gain of $3.4 million recognized in connection with our acquisition of Hoare Govett in February 2012 and a gain on extinguishment of debt of $9.9 million related to transactions in our own debt by our broker-dealer’s market-making desk in December 2011.

Net revenues before mandatorily redeemable preferred interests for the year ended November 30, 2011 were $2,576.9 million, including robust revenues of $1,122.5 million from our investment banking division. Equity sales and trading results for the 2011 year were impacted by overall lower stock market volumes. Fixed income net revenues included five months of operating results of Jefferies Bache, having acquired the business in July 2011. Net revenues for the year ended November 30, 2011 also included within Other revenues a bargain purchase gain of $52.5 million recognized in connection with our Jefferies Bache acquisition and a gain on debt extinguishment of $21.1 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents primarily the allocation of earnings and losses from our high yield business to third party noncontrolling interest holders that were invested in that business through mandatorily redeemable preferred securities. Net revenues for the nine months ended November 30, 2013 reflect the allocation of earnings and losses only for the month of March 2013, as we redeemed the mandatorily redeemable preferred interests on April 1, 2013 and now own 100% of this business. As of April 1, 2013, all results in our high yield business are wholly allocated to us.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“LoanCore”), which are accounted for under the equity method, as well changes in the value of our investments in Knight Capital and Harbinger. Equities revenue is heavily dependent on the overall level of trading activity of our clients.

Nine Months Ended November 30, 2013

Total equities revenue was $582.4 million for the nine months ended November 30, 2013. Equities revenue includes within Principal transaction revenues a gain of $19.5 million on our investment in Knight Capital, a gain of $69.8 million from our investment in Harbinger and an unrealized gain of $6.9 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. In addition, included within Interest expense is positive income of $33.7 million from the allocation to our equities business of a portion of the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Merger.

U.S. equity market conditions during the period were characterized by continually increasing stock prices as the U.S. government maintained its monetary stimulus program. In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 28%, 19% and 14%, respectively, over the nine month period ended November 30, 2013, with the S&P Index registering a series of record closing highs. However, during the nine months ended November 30, 2013, economic data in the U.S. continued to indicate a slow recovery and geopolitical concerns regarding the Middle East and a U.S. federal government shutdown added volatility in the U.S. and international markets. Despite the rally in the equity markets in 2013, overall market volumes were subdued moderating customer flow in our U.S. cash equity business, although we benefited from certain block trading opportunities during the period.

In Europe, liquidity returned to the market as the European Central Bank convinced investors that it would not allow the Eurozone to breakup aiding results to both our cash and option desks, although the results are still impacted by relatively low trading volumes given the region’s fragile economy. Additionally, Asian equity commissions are stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange.

Our Securities Finance desk also contributed solidly to Equities revenue for the period and the performance of certain strategic investment strategies were strong. Revenue from our sales and trading of convertible securities for the nine months are reflective of increased market share as we have expanded our team in this business. Net earnings from our Jefferies Finance and LoanCore joint ventures reflect a solid level of securitization deals and loan closings during the 2013 nine month period.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Year Ended November 30, 2012

For the year ended November 30, 2012, total equities revenue was $642.4 million, including a gain of $151.9 million earned on our investment in Knight Capital and recognized within Principal transaction revenues. While U.S. equity markets posted gains during the year with the S&P index up over 13%, investor caution, due to less favourable economic data in the U.S. and concerns of a slowdown in the global economy, was evidenced through declining volumes which contributed to reduced commissions. Similarly, European equity revenues were affected by lower overall volumes across the broader markets, compounded by fears over Eurozone uncertainty. Partially offsetting these lower revenues was an increase in our Asian equity commissions as our client base increased. Trading revenue from our equity derivatives business improved on a change in our strategy regarding client activity. LoanCore closed it first securitization in May 2012, which contributed to alternative equity investment revenues as did reflecting a full year of LoanCore’s results in fiscal 2012 having entered into the joint venture in February 2011.

Year Ended November 30, 2011

Total equities revenue was $593.6 million for the year ended November 30, 2011. Equity market conditions during the first half of 2011 were mainly characterized by lower stock market volumes and a reduction in equity market volatility. Volumes picked up significantly in August 2011 with increased volatility, as investors’ concern over the U.S. economy, the Standard & Poor’s downgrade of the U.S. long-term credit rating and the continued sovereign debt crisis within the European region caused investors to be reluctant to take risk and transact in the remaining months of 2011. Further, client transaction flows were reduced notably in November 2011 due to the attention focused on our firm following the bankruptcy of MF Global Holdings, Ltd.

Declines in client stock volumes negatively impacted our U.S. cash equities trading revenue, while revenue from U.S. derivatives grew slightly. Prime brokerage and securities finance revenues benefited from new clients and higher balances, as well as transaction volumes with existing clients. International equities revenue benefited from the development of our Asia cash equities business, expansion of our Europe sales force and improved international electronic product capabilities. A gain was also recognized related to our ownership of LME shares consistent with recent sales of shares of the exchange. Equities revenue from these businesses was partially offset by reduced net revenues from our equity joint ventures as increased interest expense was incurred in supporting these ventures. In November 2010, the Company entered into an agreement to sell certain correspondent broker accounts and assign the related clearing arrangements. The purchase price was dependent on the number and amount of client accounts that convert to the purchaser’s platform. During fiscal 2011, proceeds amounted to $11.0 million were received, of which revenues of $9.1 million was recognized and included within Other revenues for the year ended November 30, 2011.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Nine Months Ended November 30, 2013

Fixed income revenue was $504.1 million for the nine months ended November 30, 2013. Included within Interest expense for the period is positive income of $40.1 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The second quarter of fiscal 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield. In May 2013, however, the Treasury market experienced a steep sell-off and credit spreads widened across the U.S. fixed income markets in reaction to an anticipated decrease in Federal Reserve treasury issuances and mortgage debt security purchases in

JEFFERIES GROUP LLC AND SUBSIDIARIES

future periods. These market conditions negatively impacted our U.S. rates, corporates and U.S. mortgages revenues through August as the volatility made it difficult to realize net revenue from our customer flow. In the latter part of the 2013 year, the fixed income markets stabilized with lower volatility and tightening spreads increasing overall customer flows across the various fixed income product classes.

While revenues rebounded towards the end of the fiscal year for our mortgage-backed securities business, the mid-year sell-off in U.S. Treasuries and the widening of credit spreads for mortgage products negatively impacted the overall results for the nine months ended November 30, 2013 by reducing trading volumes and increasing market volatility. Corporate bond revenues were also negatively impacted by the widening of credit spreads in the third quarter though there was significant improvement during the fourth quarter of 2013 with more robust trading volumes and narrowing credit spreads. Municipal securities underperformed as an asset class for a large part of the period as investors discounted greater risk than they had previously although investors began to return to the municipal market at the end of the period increasing our trading volumes. Components of our futures business experienced varying degrees of fluctuations in customer trading volume but trading volume was relatively constant when considered overall and across the full nine month period ended November 30, 2013.

While our U.S. rates, corporates and U.S. mortgages desks underpeformed, our leveraged credit business produced solid results as investors sought investment yields in this fixed income class and issuers of bank debt were active with the supply level creating a positive effect on liquidity in the secondary market. Further, the low interest rate environment in the U.S. caused investors to seek higher yields in emerging market debt. In addition, suppressed long-term interest rates in the U.S. encouraged investment in international mortgage-backed securities resulting in increased trading volumes, improved market liquidity and ultimately increased revenues on our international mortgage desk, despite experiencing reduced market liquidity and consequently lower levels of secondary market activity during the summer months of 2013.

During the second quarter of 2013, we redeemed the third party interests in our high yield joint venture, Jefferies High Yield Holdings, LLC. As a result of this redemption, effective April 1, 2013, results of this business are allocated to us in full.

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, fixed income revenue was $352.0 million. Credit spreads narrowed through the first quarter of 2013. In January 2013, global macroeconomic conditions appeared to be improving, with the U.S. economy expanding and the U.S. Federal reserve continuing quantitative easing. U.S. rates revenues were robust, with strong treasury issuance and strong demand and yields at historic lows. Revenues from our leveraged finance and emerging markets sales and trading businesses were sound as investor confidence returned in 2013 and investors were attracted to the relatively higher yield on these products. Revenue in our emerging markets business is reflective of our efforts to strengthen our position in this business and revenues for the period include significant gains generated by certain high yield positions. Revenues from our international mortgage desk were positively impacted by the demand for European mortgage bonds and foreign exchange revenues demonstrated a successful navigation of volatile currency markets. Revenues also benefited from new client activity associated with our expansion of our global metals desk and the establishment of our London Mercantile Exchange floor desk in the latter part of 2012. However, international rates sales and trading revenues were negatively impacted by investor concerns over the European markets resulting in restrained trading volumes and a high level of market volatility.

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

Year Ended November 30, 2012

Fixed income revenue was $1,253.3 million for the year ended November 30, 2012, and included a full twelve months of revenue from Jefferies Bache following the acquisition from Prudential in July 2011. In 2012, despite occasional investor concerns surrounding the European sovereign debt crisis and global economic growth, a Greek

JEFFERIES GROUP LLC AND SUBSIDIARIES

default was avoided, and coordinated austerity measures taken by European governments and the European Central Bank proved successful in allaying fears of a Eurozone breakup and disbanding of the Euro currency. In the U.S., Treasuries benefited from their perception of safety and a third round of quantitative easing by the U.S. Federal Reserve. Investors continued to seek higher yields in a low interest rate environment. Narrowing credit spreads and improved credit and emerging market conditions contributed to strong performances and customer flow across a broad number of fixed income products.

Revenues from our leveraged finance sales and trading business for the year ended November 30, 2012 reflected investor confidence and tightened credit spreads. Additionally, certain of our high yield positions generated significant gains. Similarly, mortgage revenues benefited from a market rally on tighter interest and mortgage index spreads. Municipal trading activities also benefited from spreads tightening over the period as well as investors seeking higher yields in a low interest rate environment. Additionally, revenues from our investment grade corporates business profited on improved credit market conditions, tightening spreads and stronger trading volumes.

In 2012, Jefferies Bache recognized gains on its investment in shares of the London Metal Exchange and benefited from new client activity with the global metals desk introduced in the latter part of 2012. Fixed income revenues for the year ended November 30, 2012 also include a gain of $23.8 million on the sale of mortgage servicing rights for military housing assets.

Year Ended November 30, 2011

The first half of the 2011 fiscal year was characterized by reasonable customer flow, tighter bid-offer spreads, ample liquidity and rising commodity prices. Beginning in the third quarter of 2011, concerns about European sovereign debt risk, the deteriorating global economy, the uncertainty created by the U.S. deficit negotiations and continuing high unemployment in the U.S. led to challenging trading conditions. Market volatility in certain fixed income sectors suppressed customer activity. Trading conditions were particularly difficult in August 2011. While the fixed income markets improved slightly in the fourth quarter of 2011, our customer volumes were negatively impacted during November 2011 due to external stresses concentrated on our business following the bankruptcy of MF Global Holdings Ltd. Customer volumes returned to more normal levels subsequent to 2011.

Fixed income revenue was $743.1 million for the twelve months ended November 30, 2011. The drop in prices in the second half of 2011 led to significant mark downs in high yield and corporate bonds and mortgage-backed securities. In addition, a flight to quality beginning in the third quarter of 2011 led to U.S. Treasury yields trading at the lowest levels on record, resulting in losses on short treasury positions used as inventory hedges in our corporates and mortgage-backed securities businesses. The results for 2011 also include losses on certain U.S. dollar denominated interest rate swap futures contracts (which fully closed out in August 2011) cleared through International Derivatives Clearing Group. The decrease in fixed income revenue from these businesses was partially offset by revenue increases from our government and agency sales and trading revenues in Europe and Asia. Fixed income revenue reflects a strong performance from our Euro rates platform and as well as contributions from our U.S. government and agency business due to increased customer flow from ample liquidity during the year. Stronger performance from our municipal trading activities benefited overall fixed income revenue as a result of recent strengthening of our trading effort and new products offered, partially offset by trading losses and widening credit spreads that impacted the municipal trading business in the latter part of 2011. Fixed income revenue for fiscal 2011 also includes revenue contributions from Jefferies Bache for a five month period as a result of the acquisition from Prudential on July 1, 2011.

Other Revenue

Other revenue for the nine months ended November 30, 2013 includes a gain of $4.6 million related to the below-discussed restructuring of our ownership interest in our commodity asset management business. For the year ended November 30, 2012, Other revenue of $13.2 million is comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our long-term debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million arising in the accounting for the acquisition of Hoare Govett on February 1, 2012. Other revenue of $73.6 million for the year ended November 30, 2011 represents the bargain purchase gain of $52.5 million arising on the acquisition of

JEFFERIES GROUP LLC AND SUBSIDIARIES

the Global Commodities Group and total gains on debt extinguishment of $21.1 million in connection with the accounting treatment for certain purchases of our debt by our secondary market making corporates desk and the repurchase of $50.0 million of our senior notes due 2012 in November 2011. For additional information see Note 5, Acquisitions and Note 15, Long-term Debt, respectively, in our consolidated financial statements.

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

	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended November 30,
	November 30, 2013	February 28, 2013	2012	2011

Equity	$228,394	$61,380	$193,797	$187,288
Debt	415,932	140,672	455,790	384,921

Capital markets	644,326	202,052	649,587	572,209
Advisory	369,191	86,226	476,296	550,319

Total	$1,013,517	$288,278	$1,125,883	$1,122,528

Nine Months Ended November 30, 2013

During the nine month period, despite uneven U.S. economic growth and uncertainty surrounding the U.S. Federal Reserve’s decision on quantitative easing, capital market conditions continued to improve due to the availability of low-priced credit and a general rise in the stock market. Mergers and acquisition activity gained momentum through the later part of the 2013 nine month period.

Investment banking revenue was $1,013.5 million for the nine months ended November 30, 2013, including record quarterly investment banking revenues in the fourth quarter. From equity and debt capital raising activities, we generated $228.4 million and $415.9 million in revenues, respectively. During the nine months ended November 30, 2013, we completed 412 public and private debt financings that raised $162.3 billion in aggregate, as companies took advantage of low borrowing costs and we completed 130 public equity financings that raised $32.9 billion (111 of which we acted as sole or joint bookrunner). During the nine month period, our financial advisory revenues totaled $369.2 million, including revenues from 108 merger and acquisition transactions where we served as financial advisor.

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, investment banking revenue was $288.3 million, including advisory revenues of $86.2 million and $202.1 million in revenues from capital market activities, the third highest on record. Debt capital markets revenue were $140.7 million, driven by a high number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During the three months ended February 28, 2013, we completed 121 public and private debt financings that raised a total of $42 billion. Equity capital markets revenue totaled $61.4 million, completing 30 public equity financings that raised $10.0 billion (25 of which we acted as sole or joint bookrunner). Reflective of a subdued mergers and acquisition deal environment, despite improving fundamentals, for the three months ended February 28, 2013, advisory revenue totaled $86.2 million. During the first quarter of 2013, we served as financial advisor on 31 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of approximately $21 billion.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Year Ended November 30, 2012

Investment banking revenue was $1,125.9 million for the year ended November 30, 2012, with higher debt capital market revenues offset by lower advisory revenues. Revenue was driven by a higher number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During 2012, we completed 482 public and private debt financings raising a total of $175 billion. Equity capital markets revenue totaled $193.8 million for the year ended November 30, 2012 and we completed 111 public equity financings raising $21 billion in capital (96 of which we acted as sole or joint bookrunner). For 2012, advisory revenue totaled $476 million, as we served as financial advisor on 111 merger and acquisition and 10 restructuring transactions having an aggregate transaction value of approximately $104 billion.

Year Ended November 30, 2011

Investment banking revenue was $1,122.5 million, principally driven by both sizeable advisory revenues and our increasing success in winning book runner roles in debt and equity financing. The first half of fiscal 2011 benefited from a particularly strong environment for capital markets issuance. The second half of the year exhibited significant periods of volatility due to economic uncertainty, unemployment and leverage concerns in Europe and the U.S., contributing to a dramatic reduction in capital-raising by corporate issuers. Restructuring activity also declined due to the slower pace in the number of corporate defaults. Capital markets revenue totaled $572.2 million for the year ended November 30, 2011, reflecting our market share and book runner roles in capital markets underwritings, the favorable market environment for debt and equity underwritings in the first half of fiscal 2011, and the contribution of our mortgage securities origination and municipal bond underwriting platforms. Revenue from our advisory business was $550.3 million for 2011 and is reflective of our increasing prominence in mergers and acquisition advisory work and a greater number of completed advisory engagements, including several larger-sized transactions. Investment banking revenue, overall, also benefited in the 2011 period from the expansion of our capabilities across sectors, products and geography.

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

On September 11, 2013, we restructured our ownership interest in CoreCommodity Management, LLC (“CoreCommodity”), our commodity asset management business. Pursuant to the terms of that restructuring, we own Class B Units in what is now called CoreCommodity Capital, LLC. While we have no voting or management rights through our ownership of the Class B Units the Class B Units give us substantially similar economic interests to those we held prior to the restructuring. As a consequence of the restructuring, asset management revenues, assets under management and managed accounts attributed to the commodities asset class will no longer be reported in future periods, but rather changes in the fair value of the Class B units, through which we, obtain our share of the net earnings of CoreCommodity Capital, LLC, will be recognized in Principal transaction revenues.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses for the Successor period nine months ended November 30, 2013, and the Predecessor periods three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 (in thousands):

	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended	Year Ended
	November 30, 2013	February 28, 2013	November 30, 2012	November 30, 2011
Asset management fees:
Fixed income	$3,932	$1,154	$4,094	$3,725
Equities	7,626	2,295	4,573	5,335
Convertibles	2,890	1,376	10,387	13,703
Commodities	12,025	6,258	19,076	10,662

	26,473	11,083	38,130	33,425
Investment income (loss) from managed funds	9,620	(200)	(11,164)	10,700

Total	$36,093	$10,883	$26,966	$44,125

Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives. Net unrealized markups (markdowns) in private equity funds managed by a related party are the primary component of our investment income (loss) from managed funds.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Assets under management (1):
Equities	$14	$75
Convertibles	492	1,092
Commodities	-	1,002

Total	$506	$2,169

(1)

Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at November 30, 2013 and 2012 (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012

Unconsolidated funds (1)	$57,285	$57,763
Consolidated funds (2)	37,802	30,561

Total	$95,087	$88,324

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition.
(2)

Our invested capital in consolidated funds represents our investment in the Structured Alpha program, which are funds actively managed by us. Due to the level or nature of our investment in such funds, the funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated.

Non-interest Expenses

Non-interest expenses for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011, were as follows (in thousands):

	Successor	Predecessor

	Nine Months Ended	Three Months Ended	Year Ended November 30,
	November 30, 2013	February 28, 2013	2012	2011

Compensation and benefits	$1,213,908	$474,217	$1,770,798	$1,482,604

Non-compensation expenses:
Floor brokerage and clearing fees	150,774	46,155	183,013	154,445
Technology and communications	193,683	59,878	244,511	215,940
Occupancy and equipment rental	86,701	24,309	97,397	84,951
Business development	63,115	24,927	95,330	93,645
Professional services	72,802	24,135	73,427	66,305
Other	92,035	14,475	62,498	56,099

Total non-compensation expenses	$659,110	$193,879	$756,176	$671,385

Total non-interest expenses	$1,873,018	$668,096	$2,526,974	$2,153,989

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $197.1 million for the Successor period nine months ended November 30, 2013, and $67.1 million for the Predecessor periods three months ended February 28, 2013. In addition, compensation and benefits expense for the nine months ended November 30, 2013 includes $11.0 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the merger date.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Compensation and benefits as a percentage of Net revenues was 56.7% for the Successor period nine months ended November 30, 2013, and 57.9% for the Predecessor period three months ended February 28, 2013. Employee headcount was 3,797 at November 30, 2013.

Year Ended November 30, 2012

Compensation and benefits expense for the year ended November 30, 2012 was of $1,770.8 million, equivalent to 57.8% of Net revenues, and includes a full year of compensation costs related to Jefferies Bache. In addition, compensation expense includes $22.9 million relating to the acquisition of Jefferies Bache on July 1, 2011 and Hoare Govett on February 1, 2012, comprised of the amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited at acquisition and amortization of retention awards granted to Hoare Govett employees and bonus costs for employees as a result of the completion of the acquisition of Hoare Govett. When excluding these costs, together with the gain on debt extinguishment of $9.9 million relating to trading activities in our own debt, amortization of discounts recognized on our long-term debt purchased and re-issued in December 2011 and January 2012 and recognized in Interest expense of $4.8 million and the bargain purchase gain of $3.4 million on our Hoare Govett acquisition, our ratio of Compensation and benefits expense to Net revenues for the year ended November 30, 2012 was 57.2%. Compensation and benefits expense for the year ended November 30, 2012 also includes severance costs of approximately $30.6 million. Employee headcount was 3,804 at November 30, 2012.

Year Ended November 30, 2011.

For the year ended November 30, 2011, Compensation and benefits expense totaled $1,482.6 million, a ratio of compensation and benefits to Net revenues of 57.5%. Compensation and benefits expense for 2011 includes costs relating to the acquisition of Jefferies Bache on July 1, 2011, comprising severance costs for certain employees of the acquired group that were terminated subsequent to the acquisition, the amortization of stock awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited as a result of the acquisition, bonus costs for employees as a result of the completion of the acquisition and the amortization of retention awards totaling $11.8 million. When excluding these expenses, together with the bargain purchase gain of $52.5 million and the gain on debt extinguishment of $21.1 million recognized in Other revenues, our ratio of compensation and benefits expense to Net revenues for the year ended November 30, 2011 was 58.8%. Increased Compensation and benefits expense was partially offset by reduced cash awards offered to employees in lieu of stock compensation. Employee headcount was 3,898 at November 30, 2011, including 400 employees added to our firm on July 1, 2011 in connection with the acquisition of Jefferies Bache.

Non-Compensation Expenses

Nine Months Ended November 30, 2013

Non-compensation expenses were $659.1 million for the nine months ended November 30, 2013, equating to 30.8% of Net revenues. Non-compensation expenses include approximately $21.1 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting reported within Technology and communications expense and Other expense, $6.3 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense and $11.6 million in merger-related investment banking filing fees recognized in Professional services expense. Additionally, during the nine month period a $8.7 million charge was recognized in Occupancy and equipment rental expense due to vacating certain office space in London. Other expenses for the nine months ended November 30, 2013 include $38.4 million in litigation expenses, which includes litigation costs related to the final judgment on our last outstanding auction rate securities legal matter and to agreements reached in principle with the relevant authorities pertaining to an investigation of purchases and sales of mortgage-backed securities. Excluding these expenses, our Non-compensation expenses as a percentage of Net revenues, after excluding from revenues $76.9 million of net interest income due to the amortization of premiums arising from the one-time fair value adjustment of our long term debt to fair value as of the date of the Merger and the concurrent assumption of our mandatorily redeemable convertible preferred stock by Leucadia, was 27.8%.

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses, including a meaningful volume of trading by our foreign exchange business. Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements. We continue to incur legal and consulting fees as part of implementing various regulatory requirements, which is recognized in Professional services expense.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended February 28, 2013

Non-compensation expenses were $193.9 million for the three months ended February 28, 2013, or 23.7% of Net revenues. Floor brokerage and clearing expense for the 2013 first quarter is commensurate with equity, fixed income and futures trading volumes for the period. Occupancy and equipment expense for the period includes costs associated with taking on additional space at our global head office in New York offset by a reduction in integration costs for technology and communications as significant migrations for Jefferies Bache have been completed. Professional services expense includes legal and consulting fees of $2.1 million related to the merger with Leucadia and business and development expense contains costs incurred in connection with our efforts to build out our market share.

Year Ended November 30, 2012

Non-compensation expenses were $756.2 million for the year ended November 30, 2012, equating to 24.7% of Net revenues, and includes a full year of operating costs of Jefferies Bache. Floor brokerage and clearing expense of $183.0 million was commensurate with lower equity trading volumes, though includes a full twelve months of Jefferies Bache futures activity in 2012. Technology and communications expense was $244.5 million with increased costs associated with the continued build out of our Asian businesses offset by lower corporate support infrastructure project costs. Occupancy and equipment expense was $97.4 million for 2012, reflecting the cost for our office growth in Asia and Europe and additional space at our global head office in New York. Legal and consulting fees related to the announced merger with Leucadia and efforts associated with Dodd-Frank compliance contributed to Professional services expense of $73.4 million for the year ended November 30, 2012. Business development expense of $95.3 million is primarily driven by our continued efforts to build market share, specifically our futures business. Other expenses of $62.5 million for the 2012 year include a $2.9 million impairment charge recognized in the second quarter of 2012 on certain indefinite-lived intangible assets, donations to Hurricane Sandy relief of $4.1 million and fees associated with the announced merger with Leucadia.

Year Ended November 30, 2011

Non-compensation expenses were $671.4 million for the year ended November 30, 2011, and includes five months of operating costs Jefferies Bache and corresponding integration costs of $4.9 million. Continued expansion of our business platforms and support infrastructure, particularly in Europe and Asia, contributed to Technology and communications expense of $215.9 million for the year. Business development costs of $93.6 million reflect increased global travel in connection our continued efforts to build market share and further enhance the Jefferies brand. Occupancy and equipment expense increased to $85.0 million for 2011 primarily due to office growth in Asia. Professional services expense of $66.3 million for the year ended November 30, 2011 includes legal and consulting fees related to the acquisition of Jefferies Bache. Other expense includes a $4.6 million charitable contribution for Japanese earthquake relief. Non-compensation expenses as a percentage of Net revenues was 26.1% for the year ended November 30, 2011.

Income Taxes

For the nine month Successor period ending November 30, 2013, income tax expense was $94.7 million and the effective tax rate was 35.8%. For the Predecessor periods, income tax expense was $48.6 million, $168.6 million, and $133.0 million and the effective tax rate was 34.9%, 34.3%, and 31.7% for the three months ended February 28, 2013 and for the years ended November 30, 2012 and 2011, respectively. The effective tax rates differed from the U.S. federal statutory rate of 35% primarily because of the impact of state income taxes, the effect of which is partially offset by international earnings taxed at rates that are generally lower than the U.S. federal statutory rate.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Earnings per Common Share

Diluted net earnings per common share was $0.35 for the three months ended February 28, 2013 on 217,844,000 shares. Earnings per share data is not provided for the nine months ended November 30, 2013 as we are now a limited liability company and wholly-owned subsidiary of Leucadia. Diluted net earnings per common share was $1.22 for the year ended November 30, 2012 on 220,101,000 shares, compared to diluted net earnings per common share of $1.28 for the year ended November 30, 2011 on 215,171,000 shares. See Note 20, Earnings per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.

Accounting Developments

For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, see Note 3, Accounting Developments, in our consolidated financial statements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of November 30, 2013 and 2012 (in thousands):

	Successor		Predecessor
	November 30, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Corporate equity securities	$2,098,597	1,823,299	$1,762,775	$1,539,332
Corporate debt securities	2,982,768	1,346,078	3,038,146	1,389,312
Government, federal agency and other sovereign obligations	5,346,152	3,155,683	5,153,750	3,666,112
Mortgage- and asset-backed securities	4,473,135	34,691	5,398,078	228,251
Loans and other receivables	1,349,128	695,300	678,311	207,227
Derivatives	261,093	180,079	368,292	242,047
Investments	101,282	—	127,023	—
Physical commodities	37,888	36,483	144,016	183,142

	$16,650,043	$7,271,613	$16,670,391	$7,455,423

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at November 30, 2013 and 2012 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012

Loans and other receivables	$145,890	$180,393	$22,462	$1,711
Residential mortgage-backed securities	105,492	156,069	-	-
Investments at fair value	101,242	83,897	-	-
Collateralized debt obligations	37,216	31,255	-	-
Commercial mortgage-backed securities	17,568	30,202	-	-
Corporate equity securities	9,884	16,815	38	38
Corporate debt securities	25,666	3,631	-	-
Derivatives	1,493	328	8,398	9,516
Other asset-backed securities	12,611	1,114	-	-

Total Level 3 financial instruments	457,062	503,704	$30,898	$11,265

Investments in managed funds	57,285	57,763

Total Level 3 assets	$514,347	$561,467

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.4%	0.2%

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $39.7 million and $2.3 million at November 30, 2013 and 2012, respectively and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $9.6 million reported within Long-term debt.

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended	Year Ended
	November 30, 2013	February 28, 2013	November 30, 2012	November 30, 2011

Assets:
Transfers from Level 3 to Level 2	$55.9	$112.7	$81.8	$105.5
Transfers from Level 2 to Level 3	82.4	100.5	180.6	63.6
Net gains (losses)	9.4	14.5	28.8	(14.3)

Liabilities:
Transfers from Level 3 to Level 2	$0.1	$0.7	$2.2	$0.04
Transfers from Level 2 to Level 3	-	-	-	-
Net gains (losses)	(5.8)	(2.7)	(2.5)	(6.6)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

with relevant expertise who are independent from the trading desks. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

Goodwill

As of November 30, 2013, goodwill recorded on our Consolidated Statement of Financial Condition is $1.7 billion (4.3% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 13, Goodwill and Other Intangible Assets, included within Part II, Item 8 to this Annual Report on Form 10-K. Goodwill must be allocated to reporting units and tested for impairment at least annually. Our annual goodwill impairment testing date is August 1. No goodwill impairment was indicated as a result of our annual testing.

Allocated equity plus goodwill and allocated intangible assets are used as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Refer to the discussion of our Cash Capital Policy of the Liquidity, Financial Condition and Capital Resources section within Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations to this Annual Report on Form 10-K for further information. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies and, for certain reporting units, a net asset value method. Under the market approach, the key assumptions are the selected multiples and our internally developed forecasts of future profitability, growth and returns on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting unit as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process as of August 1, 2013.

Our annual goodwill impairment testing as of August 1, 2013 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,665.3 million of total goodwill of $1,722.3 million at November 30, 2013. For the remaining less significant reporting units, which contain approximately 3.3% of our total goodwill, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value. Refer to Note 13, Goodwill and Other Intangible Assets, in our consolidated financial statements for further detail on our assessment of goodwill.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Our actual levels of capital, total assets and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short term funding. We have historically maintained a balance sheet consisting of a large portion of our total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage and trading activity. The liquid nature of these assets provides us with flexibility in financing and managing our business.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	Successor	Predecessor
	November 30, 2013	November 30, 2012	% Change

Total assets	$40,177.0	$36,293.5	11%
Cash and cash equivalents	3,561.1	2,692.6	32%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,616.6	4,082.6	-11%
Financial instruments owned	16,650.0	16,670.4	0%
Financial instruments sold, not yet purchased	7,271.6	7,455.5	-2%
Total Level 3 assets	514.3	561.5	-8%

Securities borrowed	$5,359.8	$5,094.7	5%
Securities purchased under agreements to resell	3,746.9	3,357.6	12%

Total securities borrowed and securities purchased under agreements to resell	$9,106.7	$8,452.3	8%

Securities loaned	$2,506.1	$1,934.4	30%
Securities sold under agreements to repurchase	10,779.8	8,181.3	32%

Total securities loaned and securities sold under agreements to repurchase	$13,285.9	$10,115.7	31%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets at November 30, 2013 were $40.2 billion and $36.3 billion at November 30, 2012. Total assets at November 2013 include the impact of acquisition accounting that was pushed down to Jefferies Group LLC as a result of recognizing all of our assets, including intangible assets, and liabilities at fair value at the merger date. Accordingly, included in our November 30, 2013 Statement of Financial Condition are goodwill of $1.7 billion and intangible assets of $264.1 million at November 30, 2013. Cash and cash equivalents increased to $3.6 billion at November 30, 2013 from $2.7 billion at November 30, 2012 primarily due to proceeds from the issuance of $1.0 billion senior unsecured long-term debt in January 2013. During the year ended November 30, 2013, average total assets were approximately 27% higher than total assets at November 30, 2012.

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

Our total Financial instruments owned inventory at November 30, 2013 was $16.7 billion, consistent with inventory at November 30, 2012. Long inventory positions of mortgage- and asset-backed securities, U.S. government and agency securities, sovereign obligations, corporate debt securities and physical commodities are reflective of management’s view of appropriate inventory levels at November 30, 2013. Financial instruments sold, not yet purchased inventory was $7.3 billion and $7.5 billion at November 30, 2013 and 2012, respectively.

Our overall net inventory positions was $9.4 billion and $9.2 billion at November 30, 2013 and 2012, respectively. The change in our net inventory balance is primarily attributed to an increase in our inventory of U.S. government and agency securities and loans and other receivables, partially offset by a decline in mortgage- and asset-backed securities and sovereign obligations. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of November 30, 2013, refer to the Risk Management section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report on Form 10-K.

Of our total Financial instruments owned, approximately 73% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At November 30, 2013 and 2012, our Level 3 financial instruments owned was 3% of our financial instruments owned.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the

JEFFERIES GROUP LLC AND SUBSIDIARIES

settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 8% from November 30, 2012 to November 30, 2013. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 31% from November 30, 2012 to November 30, 2013 due to an increase in firm financing of our inventory, less netting for our collateralized financing transactions and an increase in our match book activity. By executing repurchase agreements with central clearing corporations, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the nine months ended November 30, 2013, were 24% and 20% higher, respectively, than the November 30, 2013 balances. Compared to the prior year twelve months ended November 30, 2012, where our average month end balances of total reverse repos and stock borrows and total repos and stock loans were 25% and 33% higher, respectively, than the November 30, 2012 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2013	February 28, 2013	November 30, 2012

Securities Purchased Under Agreements to Resell
Period end	$3,747	$3,578	$3,358
Month end average	4,936	5,132	4,890
Maximum month end	6,007	6,288	6,638

Securities Sold Under Agreements to Repurchase
Period end	$10,780	$7,976	$8,181
Month end average	13,308	11,895	11,380
Maximum month end	16,502	15,168	15,035

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total equity, total member’s equity/common stockholders’ equity, tangible equity and tangible member’s/common stockholders’ equity with the resulting leverage ratios as of November 30, 2013 and 2012 (in thousands):

		Successor	Predecessor
		November 30, 2013	November 30, 2012

Total assets		$40,176,996	$36,293,541
Deduct:	Securities borrowed	(5,359,846)	(5,094,679)
	Securities purchased under agreements to resell	(3,746,920)	(3,357,602)

Add:	Financial instruments sold, not yet purchased	7,271,613	7,455,463
	Less derivative liabilities	(180,079)	(242,087)

Subtotal		7,091,534	7,213,376
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,616,602)	(4,082,595)
	Goodwill and intangible assets	(1,986,436)	(380,929)

Adjusted assets		$32,558,726	$30,591,112

Total equity		$5,421,674	$3,782,753
Deduct:	Goodwill and intangible assets	(1,986,436)	(380,929)

Tangible equity		$3,435,238	$3,401,824

Total members/ common stockholders’ equity		$5,304,520	$3,436,015
Deduct:	Goodwill and intangible assets	(1,986,436)	(380,929)

Tangible members/ common stockholders’ equity		$3,318,084	$3,055,086

Leverage ratio (1)		7.4	9.6

Tangible leverage ratio (2)		11.5	11.8

Leverage ratio - excluding merger impacts (3)		9.3	N/A

Adjusted leverage ratio (4)		9.5	9.0

1)	Leverage ratio equals total assets divided by total equity.
2)

Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s/common stockholders’ equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

3)

Leverage ratio - excluding merger impacts (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in acquisition accounting of $1,957 million less amortization of $27 million during the period since the merger with Leucadia on assets recognized at fair value in acquisition accounting divided by the sum of total equity less $1,301 million, being the increase in equity arising from merger consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $25 million on assets and liabilities recognized at fair value in acquisition accounting.

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

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $11.2 billion as of November 30, 2013 exceeded our cash capital requirements.

Maximum Liquidity Outflow. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of our policy to ensure we have sufficient funds to cover what we estimate may be needed in a liquidity crisis, we hold more cash and unencumbered securities and have greater long-term debt balances than our businesses would otherwise require. As part of this estimation process, we calculate a Maximum Liquidity Outflow that could be experienced in a liquidity crisis. Maximum Liquidity Outflow is based on a scenario that includes both a market-wide stress and firm-specific stress, characterized by some or all of the following elements:

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2013, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	Successor		Predecessor
	November 30, 2013	Average balance Quarter ended November 30, 2013	November 30, 2012
Cash and cash equivalents:
Cash in banks	$880,443	$713,627	$1,038,664
Money market investments	2,680,676	2,062,773	1,653,931

Total cash and cash equivalents	3,561,119	2,776,400	2,692,595

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,316,867	1,044,222	1,307,378
Other (3)	403,738	647,078	423,735

Total other sources	1,720,605	1,691,300	1,731,113

Total cash and cash equivalents and other liquidity sources	$5,281,724	$4,467,700	$4,423,708

Total cash and cash equivalents and other liquidity sources as % of Total Assets	13.1%		12.2%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangibles	13.8%		12.3%

(1)	Average balances are calculated based on weekly balances.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. As of November 30, 2013, we have the ability to readily obtain repurchase financing for 73% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2013 and 2012 (in thousands):

	Successor		Predecessor
	November 30, 2013		November 30, 2012
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,982,877	$137,721	$1,745,960	$426,401
Corporate debt securities	2,250,512	26,983	2,292,823	61,303
U.S. Government, agency and municipal securities	2,513,388	400,821	2,114,768	57,681
Other sovereign obligations	2,346,485	991,774	2,681,457	269,475
Agency mortgage-backed securities (1)	2,976,133	-	4,052,289	-
Physical commodities	37,888	-	144,016	-

	$12,107,283	$1,557,299	$13,031,313	$814,860

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

Average liquid financial instruments for the three and twelve months ended November 30, 2013 were $15.7 billion and $16.1 billion and for the three and twelve months ended 2012 were approximately $16.9 billion and $17.4 billion, respectively.

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

Secured Financing

We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term

JEFFERIES GROUP LLC AND SUBSIDIARIES

secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 84% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At November 30, 2013, the outstanding amount of the notes issued under the program was $195.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $195.0 million aggregate notes, $75.0 million matures in December 2013, $60.0 million matures in November 2014 and $60.0 million matures in February 2015, bearing interest at a spread over one month LIBOR. For additional discussion on the program, refer to Note 11, Variable Interest Entities, in our consolidated financial statements.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at November 30, 2013. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. As of November 30, 2013, short-term borrowings as bank loans totaled $12.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily bank loans for the nine months ended November 30, 2013 and year ended November 30, 2012 were $43.3 million and $66.4 million, respectively.

Total Capital

We had total long-term capital of $11.2 billion and $8.7 billion resulting in a long-term debt to equity capital ratio of 1.07:1 and 1.30:1 at November 30, 2013 and 2012, respectively. Our total capital base as of November 30, 2013 and 2012 was as follows (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012

Long-Term Debt (1)	$5,777,130	$4,454,600
Mandatorily Redeemable Convertible Preferred Stock	-	125,000
Mandatorily Redeemable Preferred Interest of Consolidated Subsidiaries	-	348,051
Total Equity	5,421,674	3,782,753

Total Capital	$11,198,804	$8,710,404

(1)

Long-term debt for purposes of evaluating long-term capital at November 30, 2013 and 2012 excludes $200.0 million and $350.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $255.7 million of our 5.875% Senior Notes as of November 30, 2013 as the notes mature in less than one year from November 30, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

As part of the Merger, our outstanding mandatorily redeemable convertible preferred stock was exchanged for a newly created comparable series of convertible preferred stock that is now issued by Leucadia. This exchange and assumption of convertible preferred stock is considered a part of Leucadia’s purchase consideration and therefore results in additional member’s equity of Jefferies Group LLC subsequent to the merger. In addition, at November 30, 2012, total equity includes noncontrolling interests in our high yield joint venture of $338.4 million which, on March 1, 2013, was redeemed for $347.6 million, the value at February 28, 2013. Cash redemption payments were made in April and November 2013 and did not have a significant impact on our liquidity. Also, as of April 1, 2013, the mandatorily redeemable preferred interests of consolidated subsidiaries of $362.3 million were redeemed and subsequently contributed to us by Leucadia as member’s equity of Jefferies Group LLC.

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

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. At November 30, 2013 and 2012, we had borrowings outstanding under the Credit Facility amounting to $200.0 million and $350.0 million, respectively.

The Credit Facility terminates on August 26, 2014. Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At November 30, 2013 and 2012, the minimum tangible net worth requirement was $2,564.0 million and $2,200.0 million, respectively and the minimum liquidity requirement was $532.8 million and $400.8 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our debt were treated as debt extinguishment and debt reissuance, respectively. We recognized a gain of $9.9 million and $20.2 million on debt extinguishment which is reported in Other revenues for the years ended November 30, 2012 and 2011, respectively. The balance of Long-term debt was reduced by $37.1 million as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011, which was being amortized over the remaining life of the debt using the effective yield method. The unamortized balance at November 30, 2012 amounted to $32.2 million and the residual unamortized balance of $30.9 million at February 28, 2013, was reduced to $-0- on March 1, 2013 by application of the acquisition method of accounting.

JEFFERIES GROUP LLC AND SUBSIDIARIES

As of November 30, 2013, our long-term debt, excluding the Credit Facility, has an average maturity exceeding 8 years. Our next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

Our long-term debt ratings as of November 30, 2013 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2013, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $89.2 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Mandatorily redeemable preferred interests of $348.1 million at November 30, 2012, represent interests held in JHYH, which are entitled to a pro rata share of the profits and losses of JHYH. On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH to Jefferies Group LLC as member’s equity. We subsequently redeemed the remaining mandatorily redeemable preferred interests in JHYH on April 1, 2013. Further, the business activities of our high yield joint venture was merged with those of Jefferies (our U.S. broker-dealer) and are no longer conducted as a joint venture.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of November 30, 2013. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$255.7	$516.2	$373.2	$1,712.4	$3,175.3	$6,032.8
Senior secured revolving credit facility	200.0	-	-	-	-	200.0
Interest payment obligations on senior notes	322.4	313.6	556.8	436.4	1,443.1	3,072.3

	778.1	829.8	930.0	2,148.8	4,618.4	9,305.1

Commitments and guarantees:
Equity commitments	1.8	7.4	0.8	-	418.2	428.2
Loan commitments	33.2	19.0	322.6	92.8	-	467.6
Mortgage-related commitments	819.9	492.9	202.8	-	-	1,515.6
Forward starting reverse repos and repos	702.3	-	-	-	-	702.3
Derivative contracts (1):
Derivative contracts - non credit related	841,439.9	4,695.2	14.7	1.2	532.4	846,683.4
Derivative contracts - credit related	-	-	-	2,708.1	-	2,708.1

	842,997.1	5,214.5	540.9	2,802.1	950.6	852,505.2

	$843,775.2	$6,044.3	$1,470.9	$4,950.9	$5,569.0	$861,810.3

(1)

Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 22, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. At November 30, 2013, future minimum aggregate lease payments for all noncancelable operating leases for fiscal years ended November 30, 2014 through 2018 and the aggregate amount thereafter, are as follows (in thousands):

	Gross	Subleases	Net
2014	$69,823	$5,283	$64,540
2015	53,774	2,639	51,135
2016	58,273	2,493	55,780
2017	56,505	577	55,928
2018	54,004	23	53,981
Thereafter	446,106	-	446,106

	$738,485	$11,015	$727,470

JEFFERIES GROUP LLC AND SUBSIDIARIES

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continues into 2014. Minimum future lease payments are as follows (in thousands):

Fiscal Year

2014	$3,887
2015	3,887
2016	3,887
2017	3,887
2018	1,583
Thereafter	167

Net minimum lease payments	17,298
Less amount representing interest	1,508

Present value of net minimum lease payments	$15,790

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

At November 30, 2013, we did not have any commitments to purchase assets from our securitization vehicles. At November 30, 2013, we held $387.1 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 10, Securitization Activities and Note 11, Variable Interest Entities, in our consolidated financial statements.

We expect to make cash payments of $576.3 million on January 31, 2014 related to compensation awards for fiscal 2013.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 21, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

On March 1, 2013, all of the outstanding common shares of Jefferies Group LLC were exchanged for shares of Leucadia and Jefferies Group LLC became wholly-owned by Leucadia with Leucadia as the sole equity owner of Jefferies Group LLC. The aggregate purchase price was approximately $4.8 billion and therefore, as a result of the merger, our member’s equity capital approximated $4.8 billion upon consummation. Further, we do not anticipate making distributions in the future.

JEFFERIES GROUP LLC AND SUBSIDIARIES

As compared to March 1, 2013, the increase to total member’s equity is attributed to net earnings, the contribution by Leucadia of it mandatorily redeemable preferred interests in consolidated subsidiaries as member’s equity and foreign currency translation adjustments to Accumulated other comprehensive income.

The following table sets for the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the periods ended three months ended February 28, 2013 and the year ended November 30, 2012:

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

As of November 30, 2013, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$891,487	$841,539
Jefferies Execution	4,487	4,237

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$197,957	$86,293

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, Inc. and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Governance and Risk Management Structure

Our Board of Directors Our Board of Directors and its Audit Committee play an important role in reviewing our risk management process and risk tolerance. Our Board of Directors and Audit Committee are provided with data relating to risk at each of its regularly scheduled meetings. Our Chief Risk Officer and Global Treasurer meet with the Board of Directors on not less than a quarterly basis to present our risk profile and liquidity profile and to respond to questions.

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical date. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated. The following table illustrates the VaR for each component of market risk (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR as of November 30,		Daily VaR for the Year Ended November 30,

Risk Categories	2013	2012	2013			2012

			Average	High	Low	Average	High	Low

Interest Rates	$7.33	$5.37	$5.38	$9.46	$3.68	$6.74	$13.40	$4.40
Equity Prices	12.22	8.02	6.57	12.37	3.85	4.99	13.81	1.15
Currency Rates	0.56	0.37	0.83	2.07	0.11	0.66	1.94	0.18
Commodity Prices	0.74	0.77	0.94	1.70	0.37	1.26	2.55	0.45
Diversification Effect (2)	(4.60)	(3.12)	(3.29)	N/A	N/A	(2.99)	N/A	N/A

Firmwide	$16.25	$11.41	$10.43	$16.25	$6.00	$10.66	$17.96	$5.38

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)

The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

Our average daily VaR decreased to $10.43 million for the year ended November 30, 2013 from $10.66 million for the year ended November 30, 2012. Excluding our investment in Knight Capital, the average VaR for the year ended November 30, 2013 and 2012 was $10.37 million and $8.75 million, respectively. The decrease is due to decreased interest rates risk resulting from reduced exposure to international sovereign debt and U.S. mortgages and lower volatility in interest rate asset classes. We also saw an increase in the diversification benefit across asset classes. This decrease was partially offset by higher equity price risk driven by increased exposures to strategic equity holdings/corporate actions regarding certain of our equity holdings. Currency rates risk did not change significantly from the comparable 2012 period.

On April 1, 2013, we redeemed the third party noncontrolling interests in our high yield business. The presentation of VaR therefore reflects the full economic interests of this business since the redemption date. This modification to include a full allocation of the high yield trading business in our calculation had no material effect on VaR calculated for the year ended and as of November 30, 2013.

Our average VaR for the three months ended November 30, 2013 increased from the third fiscal quarter primarily from increased equity price risk related to the acquisition of our holding in Harbinger on September 27, 2013.

The chart below reflects our daily VaR over the last four quarters:

JEFFERIES GROUP LLC AND SUBSIDIARIES

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e. no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e. once in every 20 days). During the three months ended November 30, 2013, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR. For the full fiscal year 2013, there were two days when the net trading loss exceeded the 95% one day VaR. Exclusive of the Knight Capital position, there were no days during the fiscal year when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of or the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2013 (in thousands):

10% Sensitivity

Private investments	$17,518
Corporate debt securities in default	7,231
Trade claims	5,034

Daily Net Trading Revenue

There were 32 days with trading losses out of a total of 251 trading days in the year ended November 30, 2013, including 7 in the three months ended November 30, 2013. Excluding trading losses associated with the daily marking to market of our position in Knight Capital, in the year ended November 30, 2013, there would have been 19 days with trading losses, of which 6 occurred in the fourth quarter of 2013. Excluding trading losses associated with the daily marking to market of both of our positions in Knight Capital and Harbinger, in the year ended November 30, 2013, there would have been 17 days with trading losses, of which 4 occurred in the fourth quarter of 2013.

The histogram below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the year ended November, 2013 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Credit Exposures

Credit exposure exists across a wide-range of products including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts.

•

Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at November 30, 2013.

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

Current counterparty credit exposures at November 30, 2013 and November 30, 2012 are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at November 30, 2013, excluding cash and cash equivalents, 66% are investment grade counterparties, compared to 58% at November 30, 2012, and are mainly concentrated in North America. When comparing our credit exposure at November 30, 2013 with credit exposure at November 30, 2012, excluding cash and cash equivalents, current exposure has decreased 3% to approximately $1.03 billion from $1.06 billion. The decrease is primarily due to a decrease in loan and repo balances, partially offset by an increase in securities and margin finance balances.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

AAA Range	-	-	0.2	0.9	-	-	0.2	0.9	2,680.6	1,322.7	2,680.8	1,323.6
AA Range	-	-	104.8	183.1	14.7	19.1	119.5	202.2	144.1	149.7	263.6	351.9
A Range	-	-	374.4	163.8	56.7	72.6	431.1	236.4	734.7	1,134.0	1,165.8	1,370.4
BBB Range	71.0	50.0	39.9	106.7	16.2	13.4	127.1	170.1	1.7	86.2	128.8	256.3
BB or Lower	120.3	255.0	115.4	112.3	9.5	19.3	245.2	386.6	-	-	245.2	386.6
Unrated	86.6	57.5	-	-	18.6	1.6	105.2	59.1	-	-	105.2	59.1

Total	277.9	362.5	634.7	566.8	115.7	126.0	1,028.3	1,055.3	3,561.1	2,692.6	4,589.4	3,747.9

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Asia/Latin America/Other	-	12.5	30.9	23.5	11.6	6.5	42.5	42.5	183.3	125.6	225.8	168.1
Europe	-	-	180.3	117.4	47.6	42.9	227.9	160.3	269.3	573.9	497.2	734.2
North America	277.9	350.0	423.5	425.9	56.5	76.6	757.9	852.5	3,108.5	1,993.1	3,866.4	2,845.6

Total	277.9	362.5	634.7	566.8	115.7	126.0	1,028.3	1,055.3	3,561.1	2,692.6	4,589.4	3,747.9

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,		As of November 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Asset Managers	-	-	7.1	3.3	0.5	0.2	7.6	3.5	2,680.7	1,322.7	2,688.3	1,326.2
Banks, Broker-dealers	-	-	354.9	312.8	73.8	66.9	428.7	379.7	880.4	1,369.9	1,309.1	1,749.6
Commodities	-	-	35.6	23.0	9.4	33.2	45.0	56.2	-	-	45.0	56.2
Other	277.9	362.5	237.1	227.7	32.0	25.7	547.0	615.9	-	-	547.0	615.9

Total	277.9	362.5	634.7	566.8	115.7	126.0	1,028.3	1,055.3	3,561.1	2,692.6	4,589.4	3,747.9

JEFFERIES GROUP LLC AND SUBSIDIARIES

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 8, Derivative Financial Instruments, in our consolidated financial statements included within this Annual Report on Form 10-K.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. Prior to the first quarter of 2013, country risk was defined as the country of jurisdiction or domicile of the obligor’s ultimate group parent. The table presented below at November 30, 2012, has been conformed to this presentation. The following tables reflect our top exposure at November 30, 2013 and November 30, 2012 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	As of November 30, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk

	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$418.8	$(181.5)	$(27.2)	$-	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	-	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	-	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	-	1.8	0.1	-	239.9	239.9
Canada	140.6	(59.0)	18.8	-	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	-	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	-	-	-	-	-	-	130.1	130.1
Luxembourg	75.0	(15.1)	-	-	0.1	-	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	-	0.3	-	104.3	15.0	119.3
Austria	130.2	(32.8)	-	-	5.0	-	0.1	102.4	102.5

Total	$3,370.0	$(1,909.0)	$(7.6)	$-	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

	As of November 30, 2012
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk

	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$691.3	$(460.1)	$(81.5)	$8.5	$14.2	$25.7	$405.8	$198.1	$603.9
Luxembourg	163.8	(21.1)	1.1	13.6	1.5	-	96.2	158.9	255.1
Canada	150.7	(66.6)	(23.4)	9.5	103.1	12.6	0.9	185.9	186.8
Spain	276.6	(85.2)	(26.0)	-	4.6	-	0.6	170.0	170.6
Netherlands	255.6	(129.5)	(4.5)	7.5	10.3	0.2	0.3	139.6	139.9
Hong Kong	28.3	(12.0)	5.1	-	1.8	-	91.2	23.2	114.4
Germany	413.2	(318.1)	(94.7)	3.0	60.3	6.7	20.1	70.4	90.5
Belgium	177.8	(142.8)	(3.7)	-	0.9	-	49.4	32.2	81.6
Jersey	0.2	(0.6)	-	73.7	-	-	-	73.3	73.3
Sweden	70.7	(15.7)	(0.6)	-	0.4	0.2	0.1	55.0	55.1

Total	$2,228.2	$(1,251.7)	$(228.2)	$115.8	$197.1	$45.4	$664.6	$1,106.6	$1,771.2

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our net exposure to sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was net long $194.0 million at November 30, 2013, which is approximately 4% of total equity.

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at November 30, 2013 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and

JEFFERIES GROUP LLC AND SUBSIDIARIES

our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities. Additional information relating to the derivative contracts, including the fair value of the derivative positions, is included in the following pages.

	As of November 30, 2013
(in millions)	Sovereigns		Corporations	Financial Institutions		Structured Products	Total

Financial instruments owned - Debt securities
Greece	$-	(4)	$9.4	$0.9	(4)	$3.0	$13.3
Ireland	2.1	(4)	18.4	17.9	(4)	-	38.4
Italy	1,088.0	(4)	40.0	49.4	(4)	4.0	1,181.4
Portugal	1.2	(4)	0.6	11.3	(4)	6.0	19.1
Spain	224.0	(4)	17.5	25.7	(4)	85.0	352.2

Total fair value of long debt securities (1)	1,315.3	(4)	85.9	105.2	(4)	98.0	1,604.4

Financial instruments sold - Debt securities
Greece	-	(4)	3.6	0.8		-	4.4
Ireland	4.6	(4)	11.6	0.2		-	16.4
Italy	989.7	(4)	12.7	15.2		-	1,017.6
Portugal	-	(4)	0.4	-		-	0.4
Spain	127.0	(4)	15.9	16.9		-	159.8

Total fair value of short debt securities (2)	1,121.3	(4)	44.2	33.1		-	1,198.6

Total net fair value of debt securities	194.0		41.7	72.1		98.0	405.8

Derivative contracts - long notional exposure
Greece	-		1.0	2.8		-	3.8
Ireland	-		17.8	-		-	17.8
Italy	371.0	(5)	-	-		-	371.0
Portugal	-		-	-		-	-
Spain	-		-	0.3		-	0.3

Total notional amount - long (6)	371.0		18.8	3.1		-	392.9

Derivative contracts - short notional exposure
Greece	-		2.0	-		-	2.0
Ireland	-		9.8	6.6		-	16.4
Italy	276.4	(5)	-	20.4		-	296.8
Portugal	-		-	-		-	-
Spain	-		-	-		-	-

Total notional amount - short (6)	276.4		11.8	27.0		-	315.2

Total net derivative notional exposure (3)	94.6		7.0	(23.9)		-	77.7

Total net exposure to select European countries	$288.6		$48.7	$48.2		$98.0	$483.5

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

(5)	These positions are comprised of bond futures executed on exchanges outside Italy.
(6)	See further information regarding derivatives on the tables following.

	As of November 30, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Financial instruments owned:
Long sovereign debt securities (1)	$-	$2.1	$1,088.0	$1.2	$224.0	$1,315.3
Long non-sovereign debt securities (1)	13.3	36.3	93.4	17.9	128.2	289.1

Total long debt securities	13.3	38.4	1,181.4	19.1	352.2	1,604.4

Financial instruments sold, not yet purchased:
Short sovereign debt securities (1)	-	4.6	989.7	-	127.0	1,121.3
Short non-sovereign debt securities (1)	4.4	11.8	27.9	0.4	32.8	77.3

Total short debt securities	4.4	16.4	1,017.6	0.4	159.8	1,198.6

Net fair value - debt securities	8.9	22.0	163.8	18.7	192.4	405.8
Net derivatives notional amount	1.8	1.4	74.2	-	0.3	77.7

Total net exposure to select European countries	$10.7	$23.4	$238.0	$18.7	$192.7	$483.5

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The table below provides further information regarding the type of derivative contracts executed as economic hedges of issuer exposure to the countries of Greece, Ireland, Italy, Portugal, and Spain as of November 30, 2013. The information is presented based on the notional amount of the contracts and the domicile of the issuer. For credit default swaps, we have immaterial issuer risk to counterparties domiciled in Greece, Ireland, Italy, Portugal and Spain.

	As of November 30, 2013
(in millions)	Greece	Ireland	Italy	Portugal	Spain	Total

Derivative contracts - long notional exposure
Credit default swaps	$-	$-	$-	$-	$-	$-
Bond future contracts	-	-	371.0	-	-	371.0
Listed equity options	3.8	17.8	-	-	0.3	21.9

Total notional amount - long	3.8	17.8	371.0	-	0.3	392.9

Derivative contracts - short notional exposure
Credit default swaps	-	-	20.4	-	-	20.4
Bond future contracts	-	-	276.4	-	-	276.4
Listed equity options	2.0	16.4	-	-	-	18.4

Total notional amount - short	2.0	16.4	296.8	-	-	315.2

Net derivatives notional amount	$1.8	$1.4	$74.2	$-	$0.3	$77.7

The following table provides the fair value of the above derivative contracts at November 30, 2013 (in millions):

	As of November 30, 2013
	Greece	Ireland	Italy	Portugal	Spain	Total

Derivative contracts - long fair value
Credit default swaps	$-	$-	$-	$-	$-	$-
Bond future contracts	-	-	-	-	-	-
Listed equity options	2.7	1.2	-	-	-	3.9

Total fair value - long	2.7	1.2	-	-	-	3.9

Derivative contracts - short fair value
Credit default swaps	-	-	0.2	-	-	0.2
Bond future contracts	-	-	-	-	-	-
Listed equity options	0.1	1.8	-	-	-	1.9

Total fair value - short	0.1	1.8	0.2	-	-	2.1

Net derivatives fair value	$2.6	$(0.6)	$(0.2)	$-	$-	$1.8

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At November 30, 2013, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	As of November 30, 2013
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$-	$-	$-
Ireland	5.5	65.7	(60.2)
Italy	899.2	1,162.5	(263.3)
Portugal	-	2.8	(2.8)
Spain	89.3	218.5	(129.2)

Total	$994.0	$1,449.5	$(455.5)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended November 30, 2013, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance

Financial instruments owned - Debt securities
Greece	$-	$-		$-
Ireland	1.1	5.3		6.4
Italy	1,123.1	1,193.5		2,316.6
Portugal	0.1	1.0		1.1
Spain	93.2	195.0		288.2

Total average fair value of long debt securities (1)	1,217.5	1,394.8		2,612.3

Financial instruments sold - Debt securities
Greece	-	-		-
Ireland	-	5.1		5.1
Italy	377.3	1,383.6		1,760.9
Portugal	-	1.3		1.3
Spain	0.1	131.8		131.9

Total average fair value of short debt securities	377.4	1,521.8		1,899.2

Total average net fair value of debt securities	840.1	(127.0)		713.1

Derivative contracts - long notional exposure
Greece	-	-		-
Ireland	-	-		-
Italy	-	116.2	(2)	116.2	(2)
Portugal	-	-		-
Spain	-	-		-

Total average notional amount - long	-	116.2		116.2

Derivative contracts - short notional exposure
Greece	-	-		-
Ireland	-	-		-
Italy	-	350.4		350.4
Portugal	-	-		-
Spain	-	-		-

Total average notional amount - short	-	350.4		350.4

Total average net derivative notional exposure (3)	-	(234.2)		(234.2)

Total average net exposure to select European countries	$840.1	$(361.2)		$478.9

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” in Part II, Item 7 of this Form 10-K.

JEFFERIES GROUP, INC. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting	65
Report of Independent Registered Public Accounting Firm	66
Report of Independent Registered Public Accounting Firm	67
Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Financial Condition as of November 30, 2013 and 2012	69
Consolidated Statements of Earnings for the Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and the Years Ended November 30, 2012 and 2011	72
Consolidated Statements of Comprehensive Income for the Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and for the Years November 30, 2012 and 2011	73
Consolidated Statements of Changes in Equity for the Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and for the Years Ended November 30, 2012 and 2011	74
Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and for the Years Ended November 30, 2012 and 2011	75
Notes to Consolidated Financial Statements	77

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

Management evaluated our internal control over financial reporting as of November 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2013, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 66.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Jefferies Group LLC

In our opinion, the accompanying consolidated statement of financial condition as of November 30, 2013 and the related consolidated statements of earnings, of comprehensive income, of changes in equity, and of cash flows for the period March 1, 2013 through November 30, 2013 present fairly, in all material respects, the financial position of Jefferies Group LLC and its subsidiaries (the “Successor” company) at November 30, 2013, and the results of their operations and their cash flows for the period March 1, 2013 through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

January 28, 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Jefferies Group, Inc.

In our opinion, the consolidated statements of earnings, of comprehensive income, of changes in equity and of cash flows for the period from December 1, 2012 through February 28, 2013 (the “Predecessor” company) present fairly, in all material respects, the results of operations and cash flows of Jefferies Group, Inc. and its subsidiaries for the period December 1, 2012 through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

January 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Jefferies Group LLC

We have audited the consolidated statement of financial condition of Jefferies Group LLC (formerly Jefferies Group, Inc.) and subsidiaries (the “Company”) as of November 30, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years ended November 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jefferies Group LLC and subsidiaries as of November 30, 2012, and the results of their operations and their cash flows for the years ended November 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 28, 2013 (January 28, 2014 as to the effects discussed in Note 1–Immaterial Prior Year Adjustments)

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands)

	Successor	Predecessor
	November 30, 2013	November 30, 2012
ASSETS
Cash and cash equivalents	$3,561,119	$2,692,595
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,616,602	4,082,595
Financial instruments owned, at fair value, including securities pledged of $13,253,537 and $12,334,745 at November 30, 2013 and November 30, 2012, respectively.
Corporate equity securities	2,098,597	1,762,775
Corporate debt securities	2,982,768	3,038,146
Government, federal agency and other sovereign obligations	5,346,152	5,153,750
Mortgage- and asset-backed securities	4,473,135	5,398,078
Loans and other receivables	1,349,128	678,311
Derivatives	261,093	368,292
Investments, at fair value	101,282	127,023
Physical commodities	37,888	144,016

Total financial instruments owned, at fair value	16,650,043	16,670,391
Investments in managed funds	57,285	57,763
Loans to and investments in related parties	701,873	586,420
Securities borrowed	5,359,846	5,094,679
Securities purchased under agreements to resell	3,746,920	3,357,602
Securities received as collateral	11,063	-
Receivables:
Brokers, dealers and clearing organizations	2,119,279	1,424,027
Customers	1,046,945	916,284
Fees, interest and other	251,072	196,811
Premises and equipment	202,467	185,991
Goodwill	1,722,346	365,670
Other assets	1,130,136	662,713

Total assets	$40,176,996	$36,293,541

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED

(In thousands, except share amounts)

	Successor	Predecessor
	November 30, 2013	November 30, 2012
LIABILITIES AND EQUITY
Short-term borrowing	$12,000	$150,000
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,823,299	1,539,332
Corporate debt securities	1,346,078	1,389,312
Government, federal agency and other sovereign obligations	3,155,683	3,666,112
Mortgage- and asset-backed securities	34,691	228,251
Loans	695,300	207,227
Derivatives	180,079	242,087
Physical commodities	36,483	183,142

Total financial instruments sold, not yet purchased, at fair value	7,271,613	7,455,463
Collateralized financings:
Securities loaned	2,506,122	1,934,355
Securities sold under agreements to repurchase	10,779,845	8,181,250
Other secured financings	234,711	62,300
Obligation to return securities received as collateral	11,063	-
Payables:
Brokers, dealers and clearing organizations	1,281,253	2,819,677
Customers	5,208,768	5,568,017
Accrued expenses and other liabilities	1,217,141	1,062,068
Long-term debt	6,232,806	4,804,607
Mandatorily redeemable convertible preferred stock	-	125,000
Mandatorily redeemable preferred interests of consolidated subsidiaries	-	348,051

Total liabilities	34,755,322	32,510,788

EQUITY
Common stock, $0.0001 par value. Authorized 500,000,000 shares; issued 204,147,007 shares at November 30, 2012	-	20
Member’s paid-in capital/ Additional paid-in capital	5,280,420	2,219,959
Retained earnings	-	1,281,855
Treasury stock, at cost, 835,033 shares at November 30, 2012	-	(12,682)
Accumulated other comprehensive income (loss):
Currency translation adjustments	21,341	(38,009)
Additional minimum pension liability	2,759	(15,128)

Total accumulated other comprehensive income (loss)	24,100	(53,137)

Total member’s / common stockholders’ equity	5,304,520	3,436,015
Noncontrolling interests	117,154	346,738

Total equity	5,421,674	3,782,753

Total liabilities and equity	$40,176,996	$36,293,541

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

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Assets
Cash and cash equivalents	$176	$388,279
Financial instruments owned, at fair value
Corporate equity securities	-	105,271
Corporate debt securities	-	394,043
Mortgage- and asset-backed securities	-	15,589
Loans and other receivables	97,500	383,667
Investments, at fair value	412	5,836

Total financial instruments owned, at fair value	97,912	904,406
Receivables:
Brokers, dealers and clearing organizations	-	236,594
Fees, interest and other	-	10,931
Other assets	2,275	348

Total assets	$100,363	$1,540,558

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Corporate debt securities	-	325,979
Loans	-	199,610
Derivatives	-	505

Total financial instruments sold, not yet purchased, at fair value	-	526,094
Collateralized financings:
Other secured financings	226,000	62,300
Payables:
Brokers, dealers and clearing organizations	-	201,237
Accrued expenses and other liabilities	706	10,656
Mandatorily redeemable preferred interests of consolidated subsidiaries	-	348,051

Total liabilities	$226,706	$1,148,338

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended	Year Ended
	November 30, 2013	February 28, 2013	November 30, 2012	November 30, 2011

Revenues:
Commissions	$472,596	$146,240	$548,437	$562,858
Principal transactions	399,091	300,278	1,035,974	428,035
Investment banking	1,003,517	288,278	1,125,883	1,122,528
Asset management fees and investment income from managed funds	36,093	10,883	26,966	44,125
Interest	714,248	249,277	1,031,839	1,248,132
Other	94,195	27,004	164,974	152,092

Total revenues	2,719,740	1,021,960	3,934,073	3,557,770
Interest expense	579,059	203,416	872,421	980,825

Net revenues	2,140,681	818,544	3,061,652	2,576,945
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	42,883	3,622

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,137,313	807,583	3,018,769	2,573,323

Non-interest expenses:
Compensation and benefits	1,213,908	474,217	1,770,798	1,482,604

Non-compensation expenses:
Floor brokerage and clearing fees	150,774	46,155	183,013	154,445
Technology and communications	193,683	59,878	244,511	215,940
Occupancy and equipment rental	86,701	24,309	97,397	84,951
Business development	63,115	24,927	95,330	93,645
Professional services	72,802	24,135	73,427	66,305
Other	92,035	14,475	62,498	56,099

Total non-compensation expenses	659,110	193,879	756,176	671,385

Total non-interest expenses	1,873,018	668,096	2,526,974	2,153,989

Earnings before income taxes	264,295	139,487	491,795	419,334
Income tax expense	94,686	48,645	168,646	132,966

Net earnings	169,609	90,842	323,149	286,368
Net earnings attributable to noncontrolling interests	8,418	10,704	40,740	1,750

Net earnings attributable to Jefferies Group LLC	$161,191	$80,138	$282,409	$284,618

Earnings per common share:
Basic	N/A	$0.35	$1.23	$1.28
Diluted	N/A	$0.35	$1.22	$1.28

Dividends declared per common share	N/A	$0.075	$0.300	$0.300

Weighted average common shares:
Basic	N/A	213,732	215,989	211,056
Diluted	N/A	217,844	220,101	215,171

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Net earnings	$169,609	$90,842	$323,149	$286,368

Other comprehensive income, net of tax:
Currency translation adjustments	21,341	(10,018)	1,511	3,339
Minimum pension liability adjustments, net of tax (1)	2,759	-	(4,158)	(2,551)

Total other comprehensive income, net of tax (2)	24,100	(10,018)	(2,647)	788

Comprehensive income	193,709	80,824	320,502	287,156
Net earnings attributable to noncontrolling interests	8,418	10,704	40,740	1,750

Comprehensive income attributable to Jefferies Group LLC	$185,291	$70,120	$279,762	$285,406

(1)

Includes income tax benefit of $2.5 million, $-0-, $0.2 million and $1.8 million for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011, respectively.

(2)	No Other comprehensive income (loss) is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Common stock, par value $0.0001 per share
Balance, beginning of period	$-	$20	$20	$20
Issued	-	1	1	2
Retired	-	-	(1)	(2)

Balance, end of period	$-	$21	$20	$20

Member’s paid-in capital
Balance, beginning of period	$4,754,101	$-	$-	$-
Contributions	362,255	-	-	-
Net earnings to Jefferies Group LLC	161,191	-	-	-
Tax benefit for issuance of share-based awards	2,873	-	-	-

Balance, end of period	$5,280,420	$-	$-	$-

Additional paid-in capital
Balance, beginning of period	$-	$2,219,959	$2,207,410	$2,218,123
Benefit plan share activity (3)	-	3,138	12,076	31,176
Share-based expense, net of forfeitures and clawbacks	-	22,288	83,769	134,076
Proceeds from exercise of stock options	-	57	104	95
Acquisitions and contingent consideration	-	2,535	-	419
Tax (deficiency) benefit for issuance of share-based awards	-	(17,965)	19,789	32,200
Equity component of convertible debt, net of tax	-	-	(427)	(217)
Dividend equivalents on share-based plans	-	1,418	6,531	8,883
Issuance of treasury stock		-	-	97,770
Retirement of treasury stock	-	-	(109,293)	(315,115)

Balance, end of period	$-	$2,231,430	$2,219,959	$2,207,410

Retained earnings
Balance, beginning of period	$-	$1,281,855	$1,067,858	$850,654
Net earnings to common shareholders	-	80,138	282,409	284,618
Dividends	-	(17,217)	(68,412)	(67,414)

Balance, end of period	$-	$1,344,776	$1,281,855	$1,067,858

Accumulated other comprehensive income (loss) (1) (2)
Balance, beginning of period	$-	$(53,137)	$(50,490)	$(51,278)
Currency adjustment	21,341	(10,018)	1,511	3,339
Pension adjustment, net of tax	2,759	-	(4,158)	(2,551)

Balance, end of period	$24,100	$(63,155)	$(53,137)	$(50,490)

Treasury stock, at cost
Balance, beginning of period	$-	$(12,682)	$(486)	$(539,530)
Purchases	-	(166,541)	(113,562)	(152,827)
Returns / forfeitures	-	(1,922)	(7,928)	(20,368)
Issues		-	-	397,122
Retirement of treasury stock	-	-	109,294	315,117

Balance, end of period	$-	$(181,145)	$(12,682)	$(486)

Total member’s / common stockholders’ equity	$5,304,520	$3,331,927	$3,436,015	$3,224,312

Noncontrolling interests
Balance, beginning of period	$356,180	$346,738	$312,663	$332,976
Net earnings attributable to noncontrolling interests	8,418	10,704	40,740	1,750
Contributions	100,210	-	-	1,713
Distributions	(25)	(1,262)	(13,570)	(22,056)
Redemptions	(347,629)	-	-	-
Consolidation (deconsolidation) of asset management entity	-	-	6,905	(1,720)

Balance, end of period	$117,154	$356,180	$346,738	$312,663

Total equity	$5,421,674	$3,688,107	$3,782,753	$3,536,975

(1)

The components of other comprehensive loss are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive loss are attributable to noncontrolling interests.

(2)	There were no reclassifications out of Accumulated other comprehensive loss during the nine months ended November 30, 2013.
(3)	Includes grants related to the Incentive Plan, Deferred Compensation Plan, and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Cash flows from operating activities:
Net earnings	$169,609	$90,842	$323,149	$286,368

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	(2,509)	17,393	72,692	68,522
Gain on conversion option	(6,914)	-	-	-
Bargain purchase gain	-	-	(3,368)	(52,509)
Gain on repurchase of long-term debt	-	-	(9,898)	(21,107)
Gain on sale of mortgage servicing rights	-	-	(23,826)	-
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	3,368	10,961	42,883	3,622
Accruals related to various benefit plans and stock issuances, net of forfeitures	-	23,505	87,918	144,886
Deferred income taxes	31,284	30,835	84,643	30,177
Income on loans to and investments in related parties	(92,181)	-	-	-
Distributions received on investments in related parties	37,742	-	-	-
Other adjustments	(7,826)	(1,154)	(4,094)	(3,724)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	113,754	352,891	(738,117)	1,417,107
Receivables:
Brokers, dealers and clearing organizations	336,263	(1,027,671)	(101,903)	1,652,426
Customers	225	(130,543)	200,679	385,686
Fees, interest and other	(29,388)	(29,149)	(33,694)	3,856
Securities borrowed	(41,678)	(224,557)	75,379	3,014,442
Financial instruments owned	(200,974)	229,394	52,737	299,558
Loans to and investments in related parties	-	(197,166)	7,302	(375,031)
Investments in managed funds	2,674	(2,213)	12,977	60,855
Securities purchased under agreements to resell	(156,197)	(224,418)	(463,829)	372,470
Other assets	47,296	(5,346)	(22,178)	(122,568)
Payables:
Brokers, dealers and clearing organizations	(507,722)	(1,031,335)	(82,031)	880,998
Customers	(249,305)	(111,139)	804,539	(2,324,839)
Securities loaned	600,539	(28,138)	227,737	(1,428,852)
Financial instruments sold, not yet purchased	(2,511,777)	2,327,667	801,971	(2,892,462)
Securities sold under agreements to repurchase	2,794,412	(197,493)	(1,439,130)	(1,083,191)
Accrued expenses and other liabilities	414,515	(267,336)	316,367	(599,677)

Net cash provided by (used in) operating activities	745,210	(394,170)	188,905	(282,987)

Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,241,232)	-	-	-
Distributions from loans to and investments in related parties	2,360,691	-	-	-
Net payments on premises and equipment	(48,534)	(10,706)	(63,236)	(77,330)
Cash received (paid) in connection with acquisition during the period, net of cash acquired	-	-	2,257	(320,697)
Cash disposed in connection with disposal of reporting units, net of cash received	(4,939)	-	-	-
Cash received from sales of mortgage servicing rights	-	-	30,851	-
Consolidation of asset management entity	-	-	9,711	-
Cash received from contingent consideration	3,796	1,203	4,104	3,733
Cash paid from contingent consideration	-	-	(1,172)	(754)

Net cash provided by (used in) investing activities	69,782	(9,503)	(17,485)	(395,048)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(In thousands)

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$3,054	$5,682	$31,413	$34,552
Proceeds from short-term borrowings	13,623,650	6,744,000	12,912,063	3,032,010
Payments on short-term borrowings	(13,711,650)	(6,794,000)	(12,819,557)	(3,283,231)
Proceeds from secured credit facility	920,000	900,000	1,325,000	260,000
Payments on secured credit facility	(980,000)	(990,007)	(1,075,000)	(160,000)
Repayment of long-term debt	-	-	(253,232)	-
Proceeds from other secured financings	114,711	60,000	-	-
Payments on repurchase of long-term debt	-	-	(1,435)	(49,692)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	(64)	(61)	(5,366)	(8,973)
Payments on repurchase of common stock	-	(166,541)	(113,562)	(152,827)
Payments on dividends	-	(15,799)	(61,881)	(58,531)
Proceeds from exercise of stock options, not including tax benefits	-	57	104	95
Net proceeds from issuance of common shares	-	-	-	494,892
Net proceeds from issuance of senior notes, net of issuance costs	-	991,469	201,010	794,587
Proceeds from contributions of noncontrolling interests	100,210	-	-	1,713
Payments on distributions to noncontrolling interests	(347,654)	(1,262)	(13,570)	(22,056)

Net cash (used in) provided by financing activities	(277,743)	733,538	125,987	882,539

Effect of exchange rate changes on cash and cash equivalents	5,912	(4,502)	1,391	295

Net increase in cash and cash equivalents	543,161	325,363	298,798	204,799
Cash and cash equivalents at beginning of period	3,017,958	2,692,595	2,393,797	2,188,998

Cash and cash equivalents at end of period	$3,561,119	$3,017,958	$2,692,595	$2,393,797

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$638,657	$178,836	$869,354	$943,031
Income taxes, net of refunds	55,251	(34,054)	43,113	153,416

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Jefferies Group LLC, and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Jefferies Group LLC was previously known as Jefferies Group, Inc., which on March 1, 2013 was converted into a limited liability company and renamed Jefferies Group LLC. In addition, certain subsidiaries of Jefferies Group, Inc. also converted into limited liability companies. The accompanying Consolidated Financial Statements therefore refer to Jefferies Group LLC and represent the accounts of Jefferies Group, Inc., as it was formerly known, and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies Bache, LLC, Jefferies International Limited, Jefferies Bache Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Mortgage Funding, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.

On March 1, 2013, Jefferies Group LLC through a series of merger transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Merger”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the merger, we continue to operate as a full-service global investment banking firm, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports.

We operate in two business segments, Capital Markets and Asset Management. Capital Markets, which represents principally our entire business, includes our securities, commodities, futures and foreign exchange trading and investment banking activities, which provides the research, sales, trading, origination and advisory effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds, separate accounts and mutual funds. Our parent, Leucadia is establishing an asset management business and we expect to transition our limited asset management business to Leucadia during 2014.

In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies (a U.S. broker-dealer) and our high yield activities are now all conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

On July 1, 2011, we acquired Prudential Bache’s Global Commodities Group (“Global Commodities Group” or “Jefferies Bache”) from Prudential Financial Inc. (“Prudential”). The Global Commodities Group provided execution and clearing services (including sales and trading activities) covering a wide variety of commodity, financial and foreign exchange futures, swaps and forward contracts to an institutional client base. The acquisition allowed us to offer clients globally an increased range of products, including exchange-traded futures and over-the-counter trading in energy, metals and agricultural markets. On February 1, 2012, we acquired the corporate broking business of Hoare Govett from The Royal Bank of Scotland Group plc (“RBS”). The acquired business represented the corporate broking business carried on under the name RBS Hoare Govett in the United Kingdom and comprised corporate broking advice and services. The acquisition of Hoare Govett provided us with the opportunity to continue our growth in corporate broking in the U.K. and significantly expand the capabilities and reach of our established European Investment Banking and Equities business units. See Note 5, Acquisitions for further details.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.

As more fully described in Note 4, Leucadia Merger and Related Transactions, the Merger is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible assets, and liabilities of Jefferies Group LLC be recorded at their fair values at the date of the Merger. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a result, our consolidated financial statements for 2013 are presented for the period from March 1, 2013 through November 30, 2013 for the new reporting entity (the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods have been prepared under two different cost bases of accounting.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill and intangible assets, the ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash Flow Statement Presentation

For the nine months ended November 30, 2013, certain amounts relating to loans and investments in related parties are classified as components of investing activities on the Consolidated Statements of Cash Flows to conform to the presentation of our Parent company in connection with the establishment of a new accounting entity through the application of push down accounting. These amounts were classified by the Predecessor entity as operating activities for reporting periods prior to the merger.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immaterial 2013 Adjustments

We have made correcting adjustments (referred to as “adjustments”) to our historical financial statements for the quarters of 2013 and for the year ended November 30, 2013, the results of which are included within our financial statements for the nine months ended November 30, 2013. We do not believe these adjustments are material to our financial statements for any previously reported period.

The first adjustment relates to a revised estimate of our litigation reserve resulting in an additional $17.0 million on a pre-tax basis recognized in Other expenses in the fourth quarter of 2013. We have adjusted our estimate of the reserve relating to an investigation of the purchases and sales of mortgage-backed securities based on an agreement reached in principle subsequent to our report on Form 8-K, dated December 17, 2013 in which we announced our financial results for our fiscal fourth quarter of 2013. Additionally, we have reduced our estimate for bad debt provision on certain investment banking receivables on a pre-tax basis by $1.3 million in the fourth quarter of 2013 resulting in a reduction in Other expenses by such amount in this Annual Report on Form 10-K for the year ended November 30, 2013. The impact of these adjustments is a reduction in Income tax expense of $1.2 million and a reduction in Net earnings of $14.5 million during the fourth quarter of 2013.

In addition to and unrelated to the adjustments described above, we have reduced Income tax expense by $4.4 million to correct for income tax expense recognized during the fourth quarter of 2013. It was determined that such income tax expense properly related to each of the years from fiscal 2009 to fiscal 2012. This had the effect of understating goodwill in the purchase price allocation by $4.4 million as the additional income tax liability in existence at the merger date reduces the fair value of the net assets acquired. We have evaluated the effects of this correction and concluded that it is not material to the previously issued Annual Reports on Form 10-K for the previously reported periods or to the previously issued Quarterly Reports on Form 10-Q for the three months ended May 31, 2013 and August 31, 2013. Nevertheless, we have revised our consolidated net earnings for the nine months ended November 30, 2013 as reflected in this Form 10-K for the year ended November 30, 2013 to correct for the effect of this item and appropriately reflected the increase of $4.4 million in goodwill within our Consolidated Statement of Financial Condition.

Further, we are adjusting Commissions revenues and Floor brokerage and clearing fees in the respective financial statement line items to reflect certain exchange fees charged to customers in our futures business on a gross rather than net basis for $60.6 million in 2013. Although Floor brokerage and clearing fees were recorded on a net basis to Commissions revenue, thereby resulting in an understatement in Commissions revenues, Total revenues, Net revenues, Floor brokerage and clearing fees and Total non-interest expenses for various periods, there was no impact on Net earnings. We do not believe these adjustments are material to our consolidated financial statements for any reported period.

Immaterial Prior Year Adjustments

Similar to the 2013 adjustments to Commissions revenues and Floor brokerage and clearing fees discussed above, we are also revising our prior period consolidated financial statements for these items. The impact of these adjustments is an increase of $62.9 million and $28.1 million, in both the Commissions revenue and Floor brokerage and clearing fees, for the years ended November 30, 2012 and 2011, respectively. We do not believe these adjustments are material to our consolidated financial statements for any reported period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the effects of the adjustments on affected line items within our previously reported Consolidated Statements of Earnings for 2012 and 2011. There is no effect on our Consolidated Statement of Financial Condition as of November 30, 2012, Consolidated Statements of Changes in Stockholders’ Equity for the years 2012 and 2011 and Consolidated Statements of Cash Flows for the years 2012 and 2011.

Consolidated Statement of Earnings

	Year Ended November 30,
	2012		2011
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted
Commissions revenues	$485,569	$548,437	$534,726	$562,858
Total revenues	3,871,205	3,934,073	3,529,638	3,557,770
Net revenues	2,998,784	3,061,652	2,548,813	2,576,945
Net revenues, less mandatorily redeemable preferred interest	2,955,901	3,018,769	2,545,191	2,573,323
Floor brokerage and clearing fees	120,145	183,013	126,313	154,445
Total non-compensation expenses	693,308	756,176	643,253	671,385
Total non-interest expenses	2,464,106	2,526,974	2,125,857	2,153,989

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Model Review Process.  Where a pricing model is to be used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Risk Management, independent from the trading desks, and then approved by Risk Management to be used in the valuation process. Review and approval of a model for use may include benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of November 30, 2013 and 2012, furniture, fixtures and equipment amounted to $278.5 million and $266.2 million, respectively, and leasehold improvements amounted to $134.1 million and $133.1 million, respectively. Accumulated depreciation and amortization was $210.1 million and $213.3 million as of November 30, 2013 and 2012, respectively. Included within furniture, fixtures and equipment is equipment recorded under capital leases with a cost of $ $19.5 million at November 30, 2013 and 2012, which is being amortized over the lease term.

Depreciation and amortization expense amounted to $38.8 million for the nine months ended November 30, 2013, $12.9 million for the three months ended February 28, 2013 and $50.5 million and $43.7 million for the years ended November 30, 2012 and 2011, respectively.

Goodwill and Intangible Assets

Goodwill.   Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Prior to the Merger we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. Post Merger, our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. In states that neither accept nor require combined or unitary tax returns, certain subsidiaries file separate state income tax returns. We also are subject to income tax in various foreign jurisdictions in which we operate. For the Successor period, we account for our provision for income taxes using a “separate return” method. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting for the Merger, the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. In the Successor period, Jefferies provides deferred taxes on its temporary differences and on any carryforwards that it could claim on its hypothetical tax return. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results. The tax benefit related to Leucadia dividends and dividend equivalents paid on nonvested share-based payment awards are recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Equity.

We record uncertain tax positions using a two-step process: (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At November 30, 2013, we have reserved approximately $22.4 million relating to an investigation of the purchases and sales of mortgage-backed securities that in January 2014 resulted in a non-prosecution agreement reached in principle with the United States Attorney for the District of Connecticut and a settlement agreement in principle with the Securities and Exchange Commission, which remains subject to review and approval by the SEC Commissioners. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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

Prior to the Merger, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor periods, basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required. For Predecessor periods, diluted EPS is computed by dividing net earnings available to common shareholders plus

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and RSUs granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, Basic and Diluted earnings per share are calculated under the two-class method.

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

Note 3.  Accounting Developments

Accounting Standards to be Adopted in Future Periods

Income Taxes.   In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to eliminate diversity in practice. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods therein and is to be applied prospectively. We do not expect that the adoption of this ASU will have a material effect on our consolidated financial statements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the merger, we recognized $11.5 million, $2.1 million and $4.7 million in transaction costs during the nine months ended November 30, 2013, three months ended February 28, 2013 and the year ended November 30, 2012, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands except share amounts):

Purchase Price

Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)

Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81

Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-based payment awards (1)	(6,894,856)

Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90

Fair value of common shares acquired by Leucadia	3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891

Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement as of March 1, 2013.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets acquired (1):
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (2)	15,551
Finite-lived intangible customer relationships (2)(3)	136,002
Finite-lived trade name (2)(4)	131,299
Other assets	939,600

Total assets	$38,036,242

Liabilities assumed (1):
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	793,843
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951

Total liabilities	$34,646,341

Noncontrolling interests	356,180

Fair value of net assets acquired, excluding goodwill (1)	$3,033,721

Goodwill (1)	$1,720,380

(1)

Modifications to the purchase price allocation have been made since the initial presentation included in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013, which reflect additional information obtained about the fair value of the assets acquired and liabilities assumed. These modifications include adjustments of $4.8 million to reduce the fair value of the total assets acquired and $14.0 million to increase the total liabilities assumed at March 1, 2013. The impact of the adjustments resulted in an increase of goodwill of $18.8 million from the previously presented balance of $1,701.6 million in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013 to $1,720.4 million as reflected in this table.

(2)	Intangible assets are recorded within Other assets on the Consolidated Statement of Financial Condition.
(3)	The fair value of the finite-lived customer relationships will be amortized on a straight line basis over a weighted average useful life of approximately 14.4 years.
(4)	The fair value of the finite-lived trade name will be amortized on a straight line basis over a useful life of 35 years.

Intangible assets, not including goodwill, totaling approximately $282.9 million were identified and recognized as part of the acquisition accounting. The goodwill of $1.7 billion resulting from the Merger is not deductible for tax purposes.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization of Jefferies High Yield Holdings, LLC

On March 1, 2013, we commenced a reorganization of our high yield joint venture with Leucadia, conducted through Jefferies High Yield Holdings, LLC (“JHYH”) (the parent of Jefferies High Yield Trading, LLC (our high yield trading broker-dealer)). On March 1, 2013, we redeemed the outstanding third party noncontrolling interests in JHYH of $347.6 million. On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH of $362.3 million to Jefferies Group LLC as member’s equity. On April 1, 2013, we redeemed the mandatorily redeemable preferred interests in JHYH received from Leucadia. In addition, on April 1, 2013, our high yield trading broker-dealer was merged into Jefferies LLC (our U.S. securities broker-dealer).

Note 5.  Acquisitions

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

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2012 and is reported within the Capital Markets business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. See Note 13, Goodwill and Other Intangible Assets for further details. Additionally, on February 1, 2012, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the year ended November 30, 2012 include the results of operations of Hoare Govett for ten months for the period from February 1, 2012 to November 30, 2012. The acquisition closed on February 29, 2012.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We accounted for the acquisition under the acquisition method of accounting, resulting in a bargain purchase gain of $52.5 million which is included in Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2011, is not taxable and is reported within the Capital Markets business segment.

Note 6.  Cash, Cash Equivalents and Short-Term Investments

We generally invest our excess cash in money market funds and other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments classified as cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of November 30, 2013 and November 30, 2012 (in thousands):

	Successor	Predecessor
	November 30,	November 30,
	2013	2012

Cash and cash equivalents:
Cash in banks	$880,443	$1,038,664
Money market investments	2,680,676	1,653,931

Total cash and cash equivalents	$3,561,119	$2,692,595

Cash and securities segregated (1)	$3,616,602	$4,082,595

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2013 and 2012 by level within the fair value hierarchy (in thousands):

	Successor
	November 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,913,220	$175,493	$9,884	$-	$2,098,597
Corporate debt securities	-	2,957,102	25,666	-	2,982,768
Collateralized debt obligations	-	182,095	37,216	-	219,311
U.S. government and federal agency securities	2,293,221	40,389	-	-	2,333,610
Municipal securities	-	664,054	-	-	664,054
Sovereign obligations	1,458,803	889,685	-	-	2,348,488
Residential mortgage-backed securities	-	2,932,268	105,492	-	3,037,760
Commercial mortgage-backed securities	-	1,130,410	17,568	-	1,147,978
Other asset-backed securities	-	55,475	12,611	-	68,086
Loans and other receivables	-	1,203,238	145,890	-	1,349,128
Derivatives	40,952	2,472,237	1,493	(2,253,589)	261,093
Investments at fair value	-	40	101,242	-	101,282
Physical commodities	-	37,888	-	-	37,888

Total financial instruments owned	$5,706,196	$12,740,374	$457,062	$(2,253,589)	$16,650,043

Cash and cash equivalents	$3,561,119	$-	$-	$-	$3,561,119
Investments in managed funds	$-	$-	$57,285	$-	$57,285
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,612,602	$-	$-	$-	$3,612,602
Securities received as collateral	$11,063	$-	$-	$-	$11,063

Total Level 3 assets			$514,347

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,782,903	$40,358	$38	$-	$1,823,299
Corporate debt securities	-	1,346,078	-	-	1,346,078
U.S. government and federal agency securities	1,324,326	-	-	-	1,324,326
Sovereign obligations	1,360,269	471,088	-	-	1,831,357
Residential mortgage-backed securities	-	34,691	-	-	34,691
Loans	-	672,838	22,462	-	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	-	36,483	-	-	36,483

Total financial instruments sold, not yet purchased	$4,511,327	$5,081,999	$30,898	$(2,352,611)	$7,271,613

Obligation to return securities received as collateral	$11,063	$-	$-	$-	$11,063
Other secured financings	$-	$31,000	$8,711	$-	$39,711
Embedded conversion option	$-	$9,574	$-	$-	$9,574

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

During the nine months ended November 30, 2013, we transferred listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $304.2 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor
	November 30, 2012

	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,608,715	$137,245	$16,815	$-	$1,762,775
Corporate debt securities	-	3,034,515	3,631	-	3,038,146
Collateralized debt obligations	-	87,239	31,255	-	118,494
U.S. government and federal agency securities	1,720,617	115,310	-	-	1,835,927
Municipal securities	-	619,969	-	-	619,969
Sovereign obligations	1,722,044	975,810	-	-	2,697,854
Residential mortgage-backed securities (5)	-	3,997,390	156,069	-	4,153,459
Commercial mortgage-backed securities (5)	-	1,001,581	30,202	-	1,031,783
Other asset-backed securities	-	93,228	1,114	-	94,342
Loans and other receivables	-	497,918	180,393	-	678,311
Derivatives (5)	615,024	1,674,062	328	(1,921,122)	368,292
Investments at fair value	-	43,126	83,897	-	127,023
Physical commodities	-	144,016	-	-	144,016

Total financial instruments owned	$5,666,400	$12,421,409	$503,704	$(1,921,122)	$16,670,391

Level 3 financial instruments for which the firm does not bear economic exposure (3)			(53,289)

Level 3 financial instruments for which the firm bears economic exposure			$450,415

Cash and cash equivalents	$2,692,595	$-	$-	$-	$2,692,595
Investments in managed funds	$-	$-	$57,763	$-	$57,763
Cash and securities segregated and on deposit for regulatory purposes (4)	$4,082,595	$-	$-	$-	$4,082,595

Total Level 3 assets for which the firm bears economic exposure			$508,178

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,442,347	$96,947	$38	$-	$1,539,332
Corporate debt securities	-	1,389,312	-	-	1,389,312
U.S. government and federal agency securities	1,428,746	250,387	-	-	1,679,133
Sovereign obligations	1,395,355	591,624	-	-	1,986,979
Residential mortgage-backed securities (5)	-	228,251	-	-	228,251
Loans	-	205,516	1,711	-	207,227
Derivatives (5)	547,605	1,753,716	9,516	(2,068,750)	242,087
Physical commodities	-	183,142	-	-	183,142

Total financial instruments sold, not yet purchased	$4,814,053	$4,698,895	$11,265	$(2,068,750)	$7,455,463

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	There were no transfers between Level 1 and Level 2 for the year ended November 30, 2012.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of Level 3 assets attributable to third party or employee noncontrolling interests in certain consolidated entities.
(4)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $404.3 million.
(5)

To-be-announced securities previously classified within Financial instruments owned - mortgage-backed securities and Financial instruments sold, not yet purchased – mortgage-backed securities, have been reclassified to Derivatives (assets) and Derivatives (liabilities), respectively.

 The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

—

Exchange Traded Equity Securities:   Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 or Level 3 of the fair value hierarchy.

—

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

—

Equity warrants:  Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

—

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

—

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions or based on valuations received from third party brokers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.

U.S. Government and Federal Agency Securities

—	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.
—

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

Residential Mortgage-Backed Securities

—

Agency Residential Mortgage-Backed Securities:     Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and interest-only and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

—

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

—

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Mortgage-Backed Securities

—

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

—

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

—

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

—

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

—

Project Loans:  Valuation of project loans are based on benchmarks of prices for recently executed transactions of related realized collateralized securities and are categorized within Level 2 of the fair value hierarchy.

—

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

Derivatives

—

Listed Derivative Contracts:  Listed derivative contracts that are actively traded are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security, use similar valuation approaches as those applied to over-the-counter derivative contracts and are categorized within Level 2 of the fair value hierarchy.

—

OTC Derivative Contracts:  Over-the-counter (“OTC”) derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany and at November 30, 2012, shares in non-U.S. exchanges and clearing houses. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy. Fair value for the shares in non-U.S. exchanges and clearing houses is determined based on recent transactions or third party model valuations and is categorized within Level 2 or Level 3 of the fair value hierarchy. The following tables present information about our investments in entities that have the characteristics of an investment company at November 30, 2013 and 2012 (in thousands):

	Successor
	November 30, 2013
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$20,927	$-	Monthly, Quarterly
High Yield Hedge Funds(2)	244	-	—
Fund of Funds(3)	494	94	—
Equity Funds(4)	66,495	40,816	—
Convertible Bond Funds(5)	3,473	-	At Will
Other Investments(6)	-	-	Bi-Monthly

Total(8)	$91,633	$40,910

	Predecessor
	November 30, 2012
	Fair Value (7)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$19,554	$-	Monthly, Quarterly
High Yield Hedge Funds(2)	612	-	—
Fund of Funds(3)	604	106	—
Equity Funds(4)	69,223	59,272	—
Convertible Bond Funds(5)	3,002	-	At Will
Other Investments(6)	19	-	Bi-Monthly

Total(8)	$93,014	$59,378

(1)

This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2013 and 2012, investments representing approximately 98% and 96%, respectively, of the fair value of investments in this category are redeemable with 30 - 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $0.5 million at November 30, 2012. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.

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

(3)

Includes investments in fund of funds that invest in various private equity funds. At November 30, 2013 and 2012, approximately 98% and 94%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.

(4)

At November 30, 2013 and 2012, investments representing approximately 99% and 98%, respectively of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At November 30, 2013 and 2012, this category includes investments in equity funds managed by us with a fair value of $54.4 million and $55.6 million and unfunded commitments of $39.2 million and $56.9 million, respectively.

(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)

Other investments at November 30, 2012 included investments in funds that invest in commodity futures and options contracts, which were sold in fiscal 2013 as a result of the spin-off of CoreCommodity Management, LLC.

(7)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.
(8)

Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2013 and 2012 include $66.9 million and $91.8 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table. We have unfunded commitments to such investments of $3.3 million in aggregate at November 30, 2013.

Other Secured Financings

Other secured financings include the notes issued by consolidated VIEs, which are classified as Level 2 within the fair value hierarchy. Fair value is based on recent transaction prices. In addition, at November 30. 2013, Other secured financings includes $8.7 million related to transfers of loans accounted for as secured financings rather than as sales. At November 30, 2012, Other secured financings includes mortgage-backed securities issued by a VIE for which we are deemed the primary beneficiary, categorized within Level 3 of the fair value hierarchy and measured using a discounted cashflow model with discount yield being a significant input.

Embedded Conversion Option

The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 2 within the fair value hierarchy. The conversion option was valued using a convertible bond model using as inputs the price of Leucadia’s common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.

Pricing Information

At November 30, 2013 and 2012, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	Successor		Predecessor
	November 30, 2013		November 30, 2012
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	12%	25%	11%	19%
Recently observed transaction prices	5%	4%	5%	6%
External pricing services	68%	66%	70%	71%
Broker quotes	3%	3%	1%	0%
Valuation techniques	12%	2%	13%	4%

	100%	100%	100%	100%

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended November 30, 2013 (in thousands):

	Successor
	Nine Months Ended November 30, 2013
	Balance, February 28, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, November 30, 2013	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$-	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	-	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	-	2,226	37,216	(8,384)
Residential mortgage-backed securities	169,426	(4,897)	89,792	(150,807)	(11,007)	12,985	105,492	(6,932)
Commercial mortgage-backed securities	17,794	(4,469)	20,130	(13,538)	(100)	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	-	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	(825)	145,890	13,402
Investments, at fair value	75,067	1,678	28,594	(102)	(5,012)	1,017	101,242	1,705
Investments in managed funds	59,976	9,863	15,651	(17)	(28,188)	-	57,285	9,863

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$-	$-	$-	$-	$-	$38	$-
Residential mortgage-backed securities	1,542	(1,542)	-	-	-	-	-	-
Net derivatives (2)	11,185	4,408	-	(300)	(8,515)	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	-	22,462	(2,970)

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

In addition to the above changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy, during the nine months ended November 30, 2013, secured financings of $8.7 million were issued.

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended November 30, 2013

During the nine months ended November 30, 2013, transfers of assets of $82.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

—

Non-agency residential mortgage-backed securities of $58.8 million and other asset-backed securities of $16.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

—	Loans and other receivables of $0.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.
—	Corporate equity securities of $2.3 million, corporate debt securities of $0.2 million and investments at fair value of $1.0 million due to lack of observable market transactions;
—	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity;

During the nine months ended November 30, 2013, transfers of assets of $55.9 million from Level 3 to Level 2 are attributed to:

—

Non-agency residential mortgage-backed securities of $45.9 million, commercial mortgage-backed securities of $2.2 million and other asset-backed securities of $1.1 million for which market trades were observed in the period for either identical or similar securities;

—

Collateralized debt obligations of $0.6 million and loans and other receivables of $1.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

—	Corporate equity securities of $3.6 million and corporate debt securities of $0.8 million due to an increase in observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended November 30, 2013, there were no transfers of liabilities from Level 2 to Level 3 and there were $0.1 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuing of derivative contracts.

Net gains on Level 3 assets were $9.4 million and net losses on Level 3 liabilities were $5.8 million for the nine months ended November 30, 2013, respectively. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate equity securities, loans and other receivables, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (3)
	Balance, November 30, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$-	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	-	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	-	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	5,952	(4,923)	(9,721)	(1,099)	75,067	1,171
Investments in managed funds	57,763	(363)	11,068	-	(8,492)	-	59,976	(363)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$-	$-	$-	$-	$-	$38	$-
Residential mortgage-backed securities	-	25	(73,846)	75,363	-	-	1,542	(19)
Net derivatives (2)	9,188	2,648	-	-	-	(651)	11,185	2,648
Loans	1,711	-	(1,711)	7,398	-	-	7,398	-

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended February 28, 2013.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2013

During the three months ended February 28, 2013, transfers of assets of $100.5 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

—

Non-agency residential mortgage-backed securities of $78.4 million and commercial mortgage-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

—	Corporate debt securities of $10.8 million and corporate equity securities of $0.1 million due to lack of observable market transactions;
—	Collateralized debt obligations of $5.3 million which have little to no transparency in trade activity;
—	Loans and other receivables of $4.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

During the three months ended February 28, 2013, transfers of assets of $112.7 million from Level 3 to Level 2 are attributed to:

—

Non-agency residential mortgage-backed securities of $73.5 million, commercial mortgage-backed securities of $10.9 million and $0.2 million of other asset-backed securities for which market trades were observed in the period for either identical or similar securities;

—

Loans and other receivables of $19.9 million and collateralized debt obligations of $2.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

—	Corporate equity securities of $4.7 million due to an increase in observable market transactions.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2012 (in thousands):

	Predecessor
	Year Ended November 30, 2012 (3)
	Balance, November 30, 2011	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, November 30, 2012	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2012 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,489	$(4,167)	$14,760	$(7,878)	$-	$611	$16,815	$(6,199)
Corporate debt securities	48,140	(1,651)	34,814	(69,969)	(1,276)	(6,427)	3,631	(1,286)
Collateralized debt obligations	47,988	4,882	4,369	(64,915)	(3,892)	42,823	31,255	(1,524)
Municipal securities	6,904	(74)	-	(1,449)	-	(5,381)	-	-
Sovereign obligations	140	-	-	-	-	(140)	-	-
Residential mortgage-backed securities	149,965	36,183	266,692	(278,068)	(58,005)	39,302	156,069	(6,445)
Commercial mortgage-backed securities	52,407	(7,715)	14,058	(23,797)	(1,241)	(3,510)	30,202	(6,042)
Other asset-backed securities	3,284	(20)	8,749	(8,627)	(52)	(2,220)	1,114	(32)
Loans and other receivables	97,291	(2,475)	299,929	(104,155)	(143,960)	33,763	180,393	(4,335)
Investments, at fair value	78,326	14,965	4,060	(6)	(13,448)	-	83,897	13,642
Investments in managed funds	70,740	(11,102)	12,683	-	(14,558)	-	57,763	(11,101)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$-	$38	$-	$-	$-	$-	$38	$38
Corporate debt securities	74	(15)	(59)	-	-	-	-	-
Net derivatives (2)	9,285	2,505	(389)	-	-	(2,213)	9,188	3,728
Loans	10,157	-	(10,157)	1,711	-	-	1,711	-

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the year ended November 30, 2012.

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2012

During the year ended November 30, 2012, transfers of assets of $180.6 million from Level 2 to Level 3 are attributed to:

—

Non-agency residential mortgage-backed securities of $53.4 million and commercial mortgage-backed securities of $11.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

—

Loans and other receivables of $62.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2 as less market interest likely existed for the specific loans during the period;

—	Collateralized debt obligations of $51.0 million which have little to no transparency in trade activity; and
—	Corporate debt securities of $1.3 million and corporate equity securities of $0.9 million due to lack of observable market transactions.

During the year ended November 30, 2012, transfers of assets of $81.8 million from Level 3 to Level 2 are attributed to:

—

Loans and other receivables of $28.4 million and collateralized debt obligations of $8.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

—

Commercial mortgage-backed securities of $15.2 million, non-agency residential mortgage-backed securities of $14.1 million and $2.4 million of other asset-backed securities for which market trades were observed in the period for either identical or similar securities or for which vendor prices were corroborated to actual market transactions; and

—	Corporate debt securities of $7.8 million and municipal securities of $5.4 million due to increased observability of trades in certain debt and municipal securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended November 30, 2012 there were no transfers of liabilities from Level 2 to Level 3 and there were $2.2 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable significant inputs used in valuing the derivative contracts.

Net gains on Level 3 assets were $28.8 million and net losses on Level 3 liabilities were $2.5 million for the year ended November 30, 2012. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, investments at fair value and collateralized debt obligations, partially offset by a decreased in valuation of certain investments in managed funds, commercial mortgage backed securities, loans and other receivables, and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2013 and 2012

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Successor
November 30, 2013

Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%

Corporate debt securities	$17,699
		Scenario analysis	Estimated recovery percentage	24%
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%

Collateralized debt obligations	$34,316
		Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492
		Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568
		Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611
		Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931
		Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives	$1,493
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.875

Investments at fair value	$30,203
Private equity securities		Comparable pricing	Comparable share price	$414
		Market approach	Discount rate	15% to 30%	23%

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Derivatives	$8,398
Equity options		Option model	Volatility	36.25% to 41%	39%

Loans	8,106
		Comparable pricing	Comparable bond or loan price	$101.88

(a) Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At November 30, 2013 and 2012, asset exclusions consisted of $127.7 million and $82.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts, certain collateralized debt obligations and corporate loans. At November 30, 2013 and 2012, liability exclusions consisted of $14.4 million and $14.4 million, respectively of corporate loan commitments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

—

Private equity securities, corporate debt securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

—

Non-exchange traded securities, corporate debt securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate of a private equity security would result in a significantly lower (higher) fair value measurement.

—

Corporate debt securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

—

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

—	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned-derivatives and Financial instruments sold, not yet purchased – derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned – Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 12, Investments for further details regarding our investment in Knight Capital Group, Inc. We have also elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structural financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Financial Instruments Owned:
Loans and other receivables	$15,327	$3,924	$24,547

Financial Instruments Sold:
Loans	$(32)	$-	$(55)
Loan commitments	(1,007)	(2,746)	(7,155)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Financial Instruments Owned:
Loans and other receivables (2)	$264,896	$256,271
Loans greater than 90 days past due (1) (2)	-	10,433

(1)	The aggregate fair value of loans that were 90 or more days past due was $0 and $34.7 million at November 30, 2013 and 2012.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loan receivables on nonaccrual status at November 30, 2013 and 2012.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the fair value and related number of derivative contracts at November 30, 2013 and 2012 categorized by type of derivative contract. Prior to November 30, 2013, the fair value of forward purchase and sale contracts of to-be-announced securities were presented within Financial instruments owned – Mortgage- and asset-backed securities and Financial instruments sold, not yet purchased – Mortgage- and asset-backed securities. As of November 30, 2013, such contracts are presented within Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives as interest rate contracts and Interest rate swaps, forwards and options with the impact of counterparty netting reflected as applicable under generally accepted accounting principles. Financial information presented as of November 30, 2012 has been conformed to this presentation. The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Successor
	November 30, 2013
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,165,976	63,967	$1,131,166	77,338
Foreign exchange contracts	653,772	118,707	693,658	112,417
Equity contracts	501,784	1,742,343	474,985	1,800,603
Commodity contracts	141,280	797,529	173,119	788,717
Credit contracts: centrally cleared swaps	49,531	49	51,632	46
Credit contracts: other credit derivatives	2,339	16	8,130	19

Total	2,514,682		2,532,690
Counterparty/cash-collateral netting	(2,253,589)		(2,352,611)

Total per Consolidated Statement of Financial Condition	$261,093		$180,079

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor
	November 30, 2012
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts	$1,053,974	69,966	$1,134,620	92,586
Foreign exchange contracts	387,325	118,958	357,277	116,758
Equity contracts	577,964	1,526,127	528,979	1,396,213
Commodity contracts	265,703	754,987	278,660	728,696
Credit contracts	4,448	13	11,301	40

Total	2,289,414		2,310,837
Counterparty/cash-collateral netting	(1,921,122)		(2,068,750)

Total per Consolidated Statement of Financial Condition	$368,292		$242,087

The following table presents unrealized and realized gains (losses) on derivative contracts for the nine months ended November 30, 2013, three months ended February 28, 2013 and for the years ended November 30, 2012 and 2011 (in thousands):

	Successor	Predecessor
Gains (Losses)	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Interest rate contracts	$132,661	$38,936	$(35,524)	$(204,403)
Foreign exchange contracts	4,937	11,895	9,076	2,243
Equity contracts	3,783	(22,021)	(83,817)	(279,488)
Commodity contracts	45,546	19,585	77,285	74,282
Credit contracts	(12,850)	(3,742)	(20,059)	17,621

Total	$174,077	$44,653	$(53,039)	$(389,745)

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTC Derivatives.    The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as of November 30, 2013 (in thousands):

	Successor OTC Derivative Assets (1) (2) (4)

	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$43,519	$699	$-	$(198)	$44,020
Credit default swaps	-	-	413		413
Equity swaps and options	4,394	-	-	-	4,394
Total return swaps	948	-	-	-	948
Foreign currency forwards, swaps and options	89,072	37,798	52	(11,192)	115,730
Interest rate swaps, options and forwards	96,983	89,255	128,983	(51,990)	263,231

Total	$234,916	$127,752	$129,448	$(63,380)	428,736

Cross product counterparty netting					(2,086)

Total OTC derivative assets included in Financial instruments owned					$426,650

(1)	At November 30, 2013, we held exchange traded derivative assets and other credit agreements with a fair value of $43.1 million, which are not included in this table.
(2)

OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2013, cash collateral received was $208.6 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor OTC Derivative Liabilities (1) (2) (4)

	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$69,380	$203	$-	$(198)	$69,385
Credit default swaps	174	3,539	1,263	-	4,976
Equity swaps and options	-	-	3,332	-	3,332
Total return swaps	5,002	-	-	-	5,002
Foreign currency forwards, swaps and options	117,044	47,258	-	(8,608)	155,694
Interest rate swaps, options and forwards	24,142	124,352	136,683	(51,990)	233,187

Total	$215,742	$175,352	$141,278	$(60,796)	471,576

Cross product counterparty netting					(2,086)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$469,490

(1)	At November 30, 2013, we held exchange traded derivative liabilities and other credit agreements with a fair value of $18.2 million, which are not included in this table.
(2)

OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2013, cash collateral pledged was $307.7 million.

(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At November 30, 2013, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$251,967
BBB- to BBB+	18,541
BB+ or lower	95,072
Unrated	61,070

Total	$426,650

(1)

We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2013 and 2012 is $170.2 million and $164.8 million, respectively, for which we have posted

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateral of $127.7 million and $129.2 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2013 and 2012, we would have been required to post an additional $49.4 million and $38.1 million, respectively, of collateral to our counterparties.

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2013 and 2012, the approximate fair value of securities received as collateral by us that may be sold or repledged was $21.9 billion and $21.1 billion, respectively. The fair value of securities received as collateral at November 30, 2013 and 2012 that pertains to our securities financing activities at November 30, 2013 and 2012 are as follows (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Carrying amount:
Securities purchased under agreements to resell	$3,746,920	$3,357,602
Securities borrowed	5,359,846	5,094,679
Securities received as collateral	11,063	-

Total assets on Consolidated Statement of Financial Condition	9,117,829	8,452,281
Netting of securities purchased under agreements to resell (1)	8,968,529	9,982,752

	18,086,358	18,435,033
Fair value of additional collateral received (2)	3,866,577	2,683,767

Fair value of securities received as collateral	$21,952,935	$21,118,800

(1)

Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.

(2)

Includes 1) collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,182.1 million and $1,252.6 million at November 30, 2013 and 2012, respectively, of which $596.2 million and $727.7 million had been rehypothecated, 2) collateral received on securities for securities transactions of $2,656.9 million and $1,378.8 million at November 30, 2013 and 2012, respectively and 3) collateral received in excess of the reverse repurchase and securities borrowed contract amounts.

At November 30, 2013 and 2012, a substantial portion of the securities received by us had been sold or repledged.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2013 and 2012, $11.1 million and $-0-, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers made as part of our securitization activities for which we have not relinquished control over the related assets was $8.7 million and $8.7 million, respectively, at November 30, 2013. The related liabilities do not have recourse to our general credit. As of November 30, 2012, there were no outstanding transfers made as part of our securitization activities for which we have not relinquished control over the related assets.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Transferred assets	$4,592.5	$2,735.2	$10,869.8	$12,539.6
Proceeds on new securitizations	4,609.0	2,751.3	10,910.8	12,611.0
Net revenues	10.7	12.9	35.4	82.7

Cash flows received on retained interests	$35.6	$32.3	$64.3	$103.6

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these SPEs and have no liabilities related to these SPEs at November 30, 2013 and 2012. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned – Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 11, Variable Interest Entities.

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	Successor
	As of November 30, 2013
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

	Predecessor
	As of November 30, 2012
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$3,791.5	$335.2
U.S. government agency commercial mortgage-backed securities	2,193.4	28.9

We do not have any derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included within total Financial instruments owned - Mortgage- and asset-backed securities on our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests. Our variable interests in VIEs include debt and equity interests, commitments and certain fees. Our involvement with VIEs arises primarily from:

—	Purchases of mortgage-backed securities and collateralized debt and loan obligations in connection with our trading and secondary market making activities,
—

Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities and the securitization of corporate loans,

—	Financing of agency and non-agency mortgage-securities through financing vehicles utilizing master repurchase agreements,
—

Prior to the merger of Jefferies High Yield Holdings, LLC with Jefferies on April 1, 2013, ownership of debt, equity and partnership interests in Jefferies High Yield Holdings, LLC and related entities,

—	Management and performance fees in the Jefferies Umbrella Fund, and
—	Loans to and investments in investment fund vehicles.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of November 30, 2013 and 2012. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	Successor		Predecessor
(in millions)	November 30, 2013		November 30, 2012
	Securitization Vehicles	Other	High Yield	Securitization Vehicles	Other

Cash	$—	$0.2	$388.1	$—	$0.2
Financial instruments owned	97.5	0.4	894.2	10.0	0.5
Securities borrowed	—	—	372.1	—	—
Securities purchased under agreement to resell (3)	195.1	—	—	60.0	—
Receivable from brokers and dealers	—	—	264.5	—	—
Other	2.3	—	11.4	—	—

	$294.9	$0.6	$1,930.3	$70.0	$0.7

Financial instruments sold, not yet purchased	$—	$—	$526.1	$—	$—
Securities loaned	—	—	112.0	—	—
Payable to brokers and dealers	—	—	201.2	—	—
Mandatorily redeemable interests (1)	—	—	1,076.0	—	—
Other secured financings (2)	292.5	—	—	70.0	—
Other	2.1	0.2	15.0	—	0.2

	$294.6	$0.2	$1,930.3	$70.0	$0.2

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

(2)	Approximately $66.5 million and $7.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2013 and 2012, respectively.
(3)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

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

On April 1, 2013, we merged JHYH and JHYT into Jefferies with Jefferies as the surviving entity. In addition, JLCP became a wholly-owned subsidiary of Jefferies Group LLC. Accordingly, the high yield entities that were consolidated VIEs no longer exist at November 30, 2013. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries for further discussion of JSOP, JESOP and the mandatorily redeemable interests in JHYH.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective March 1, 2013, we deconsolidated JSOP and JESOP following their liquidation and dissolution and we redeemed third party interest in JSOP and JESOP for cash of $347.6 million after giving effect to redemption of their respective interests in JHYH for cash, equal to the valuation of JHYH as of February 28, 2013. There was no gain or loss recognized on the deconsolidation of JSOP and JESOP.

Securitization Vehicles. We are the primary beneficiary of a securitization vehicle to which we transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consists of the securities retained. The assets of the VIE consist of a corporate loan, which is available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIE do not have recourse to our general credit. During the nine months ended November 30, 2013, securities held in a securitization vehicle for which we were the primary beneficiary were redeemed. Upon redemption, we determined that we are no longer the primary beneficiary and we deconsolidated the securitization vehicle during the period. The assets of this VIE consisted of a project loan, and our variable interests in this vehicle consisted of the securities and a contractual servicing fee.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the Successor period nine months ended November 30, 2013, and Predecessor periods three months ended February 28, 2013 and year ended November 30, 2012. We have no explicit or implicit arrangements to provide additional financial support to these VIEs and, other than as discussed below, have no liabilities related to these VIEs at November 30, 2013 and November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	Successor
	November 30, 2013
	Variable Interests
(in millions)	Financial Statement Carrying Amount		Maximum exposure to loss		VIE Assets

Collateralized loan obligations	$11.9	(2)	$11.9	(4)	$1,122.3
Agency mortgage- and asset-backed securitizations (1)	1,226.0	(2)	1,226.0	(4)	5,857.3
Non-agency mortgage- and asset-backed securitizations (1)	840.1	(2)	840.1	(4)	78,070.8
Asset management vehicle	3.5	(3)	3.5	(4)	454.2
Private equity vehicles	40.8	(3)	68.8		89.4

Total	$2,122.3		$2,150.3		$85,594.0

(1)

VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.

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

Collateralized Loan Obligations. We acted as transferor and underwriter in several collateralized loan obligation (“CLOs”) transactions during the periods presented and retained securities representing variable interests in the CLOs. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. In addition, we own variable interests in CLOs previously managed by us. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. Our exposure to loss from these entities is limited to our investments in the debt securities held. Regarding the CLOs previously managed by us, our variable interests consists of debt securities (with a fair value of $2.9 million and $5.3 million at November 30, 2013 and 2012, respectively) and a right to a portion of the CLOs’ management and incentive fees. Management and incentives fees are accrued as the amounts become realizable.

During the year ended November 30, 2012, we sold our variable interests in Babson Loan Opportunity CLO, Ltd., a third party managed CLO, with assets consisting primarily of senior secured loans, unsecured loans and high yield

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bonds. Prior to the sale our variable interests in this VIE consisted of a direct interest and an indirect interest via Jefferies Finance, LLC in the debt securities of this CLO. Our exposure to loss was limited to our investments in the debt securities. We had no exposure to loss related to this VIE as of November 30, 2012.

Mortgage- and Asset-Backed Vehicles. In connection with our trading and market making activities, we buy and sell mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at November 30, 2013 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$11.9	$-	$11.9
Variable interests in agency mortgage- and asset-backed securitizations	-	1,226.0	1,226.0
Variable interests in nonagency mortgage- and asset-backed securitizations	840.1	-	840.1
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	55.1	1,668.2	1,723.3
Commercial mortgage-backed securities	27.9	581.9	609.8
Collateralized debt obligations	27.9	-	27.9
Other asset-backed securities	34.1	-	34.1

Total mortgage- and asset-backed securities on the Consolidated Statement of Financial Condition	$997.0	$3,476.1	$4,473.1

In addition, we entered into an agreement to sell at a fixed price corporate loans and the ownership interest in an entity holding such corporate loans to a CLO, which we have determined represents a variable interest in the CLO. At November 30, 2013, the carrying value of our variable interest in the CLO was a liability of $167,000, which was recorded to Financial instruments sold, not yet purchased, at fair value – Derivatives on the Consolidated Statement of Financial Condition, and our maximum exposure to loss under the forward sale agreement was approximately $76.9 million.

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. The assets of the Jefferies Umbrella Fund primarily consist of convertible bonds. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of November 30, 2013 and 2012 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of November 30, 2013 and 2012, we funded approximately $47.0 million and $27.1 million, respectively, of our commitment. The carrying amount of our equity investment was $39.2 million and $20.8 million at November 30, 2013 and 2012, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have variable interests in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment and, at November 30, 2012, an equity investment and a $37.5 million loan commitment. The carrying amount of our equity investment was $1.6 million and $1.5 million at November 30, 2013 and 2012, respectively. As of November 30, 2012, we had funded approximately $32.7 million of the principal balance, which is included in Loans to and investments in related parties on our Consolidated Statement of Financial Condition. During the year ended November 30, 2013, our loan was repaid and we no longer have a loan commitment to JEP IV at November 30, 2013. Our exposure to loss is limited to, in aggregate, our equity investment and, in 2012, the aggregate amount of our loan commitment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 12.  Investments

We have investments in Jefferies Finance, LLC (“Jefferies Finance”), Jefferies LoanCore LLC (“Jefferies LoanCore”) and KCG Holdings, Inc. (“Knight Capital”). Our investment in Knight Capital is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value – Corporate equity securities on the Consolidated Statement of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statement of Earnings. Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings.

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

As of November 30, 2013, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a total commitment of $1.2 billion, reflecting a $100.0 million increase in the commitment by each partner in March 2013. As of November 30, 2013, we have funded $337.3 million of our $600.0 million commitment, leaving $262.7 million unfunded. The investment commitment is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2012, we had funded $107.5 million of our $500.0 million commitment, leaving $392.5 million unfunded.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $700.0 million at November 30, 2013, having been reduced by $300.0 million in March 2013. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. At November 30, 2013, we have funded $123.8 million of our $350.0 million commitment. At November 30, 2012, we had funded $125.0 million of our $500.0 million commitment. During the nine months ended November 30, 2013 and three months ended February 28, 2013, $1.5 million and $4.1 million of interest income and $1.2 million and $0.3 million of unfunded commitment fees, respectively, are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility. During the year ended November 30, 2012, we earned interest income of $8.4 million and unfunded commitment fees of $1.8 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of selected financial information for Jefferies Finance as of November 30, 2013 and 2012 (in millions):

	November 30, 2013	November 30, 2012

Total assets	$3,269.5	$1,730.4
Total liabilities	2,594.3	1,188.2
Total equity	675.2	542.2
Our total equity balance	337.6	271.1

The net earnings of Jefferies Finance were $133.0 million, $128.6 million and $88.4 million for the years ended November 30, 2013, 2012 and 2011, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $125.8 million during the nine months ended November 30, 2013, $39.9 million during the three months ended February 28, 2013 and $123.1 million and $60.8 million during the years ended November 30, 2012 and 2011, respectively, recognized in Investment banking revenues on the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $12.0 million during the nine months ended November 30, 2013, $0.8 million during the three months ended February 28, 2013, and $8.7 million and $21.5 million during the years ended November 30, 2012 and 2012, respectively, which are recognized within Business development expenses on the Consolidated Statements of Earnings.

During the years ended November 30, 2012 and 2011, we purchased participation certificates in loans originated by Jefferies Finance of $900.0 million and $477.2 million, respectively, which were redeemed in full during the same periods.

Under a service agreement, we charged Jefferies Finance $14.2 million for certain administrative services for the nine months ended November 30, 2013, $15.7 million during the three months ended February 28, 2013, and $26.8 million and $20.9 million for the years ended November 30, 2012 and 2011, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $31.1 million and $32.1 million at November 30, 2013 and 2012, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. As of November 30, 2013 and 2012, we have funded $175.5 million and $110.0 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of selected financial information for Jefferies LoanCore as of November 30, 2013 and 2012 (in millions):

	November 30, 2013	November 30, 2012

Total assets	$974.9	$372.0
Total liabilities	507.9	98.4
Total equity	467.0	273.6
Our total equity balance	226.5	132.7

The net earnings of Jefferies LoanCore were $85.2 million and $84.2 million for the years ended November 30, 2013 and 2012, respectively, and a loss of $2.6 million for the period from February 23, 2011 through November 30, 2011.

Under a service agreement, we charged Jefferies LoanCore $0.5 for administrative services for the nine months ended November 30, 2013, $0.6 million for the three months ended February 28, 2013 and $0.5 million and $0.3 million for the year ended November 30, 2012 and the period from February 23, 2011 through November 30, 2011, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $230,000 and $37,000, at November 30, 2013 and 2012, respectively.

Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio. As of November 30, 2013 and 2012, the aggregate net fair value of derivative transactions outstanding with Jefferies LoanCore was $-0- million and $0.7 million, respectively, and is included within Financial instruments owned on the Consolidated Statement of Financial Condition. On derivative transactions with Jefferies LoanCore, we recognized a net gain of $3.6 million for the nine months ended November 30, 2013, a net gain of $0.2 million during the three months ended February 28, 2013 and a net gain of $25.6 million during the year ended November 30, 2012, which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital, a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock in exchange for cash consideration of $125.0 million. The preferred stock consisted of 24,876 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (“Series A-1 Shares”) and 100,124 shares of Series A-2 Non-voting Cumulative Perpetual Convertible Preferred Stock (“Series A-2 Shares”) (collectively the “Series A Securities”). Each Series A-1 Share is convertible into shares of common stock at the conversion rate of 666.667 shares of common stock. Each Series A-2 Share is convertible into one Series A-1 Share. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock of Knight Capital. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital common stock for the remainder of our holdings. As of November 30, 2013, we owned approximately 13% of the outstanding common stock of KCG Holdings, Inc.

We elected to record our investment in Knight Capital at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at November 30, 2013 is based on the closing exchange price of Knight Capital’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $19.5 million for the nine months ended November 30, 2013, $26.5 million for three months ended February 28, 2013, and $151.9 million for the year ended November 30, 2012, are recognized in Revenues - Principal transactions on the Consolidated Statement of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of selected financial information for Knight Capital as of September 30, 2013 and December 31, 2012, the most recently available public financial information for the company (in millions):

	September 30, 2013	December 31, 2012

Total assets	$13,293.3	$1,687.5
Total liabilities	11,780.3	1,032.8
Total equity and convertible preferred stock	1,513.0	654.7

For the three and nine months ended September 30, 2013 and for the year ended December 31, 2012, Knight Capital reported net income of 226.8 million, $137.5 million and a net loss of $347.1 million, respectively.

We have separately entered into securities lending transactions with Knight Capital in the normal course of our capital markets activities. At November 30, 2013, the balances of securities borrowed and securities loaned were $11.0 million and $22.7 million, respectively and at November 30, 2012, $9.3 million and $20.9 million, respectively. During the nine months ended November 30, 2013, we earned a fee of $10.0 million in connection with a $535.0 million senior secured credit agreement provided by Jefferies Finance in connection with financing the merger of Knight Capital and GETCO Holding Company, LLC. In connection with Knight Capital’s capital raising transaction in the third quarter of fiscal 2012, we recognized an advisory fee of $20.0 million which is included within Investment banking revenues on the Consolidated Statement of Earnings.

Note 13.  Goodwill and Other Intangible Assets

In connection with the Merger, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, as of March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. See Note 4, Leucadia Merger and Related Transactions for further information.

Goodwill

The following table presents goodwill resulting from the Merger attributed to our reportable segments:

	November 30, 2013	November 30, 2012
Capital Markets	$1,717,246	$365,670
Asset Management	5,100	-

Total goodwill	$1,722,346	$365,670

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the changes to goodwill for the nine months ended November 30, 2013, three months ended February 28, 2013 and year ended November 30, 2012 (in thousands):

	Successor		Predecessor
	Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013		Year Ended November 30, 2012

Balance, at beginning of period	$1,720,380		$365,670		$365,574
Less: Disposal	(5,700)	(2)
Add: Contingent consideration	-		2,394		-
Add: Translation adjustments	7,666		(1,287)		96

Balance, at end of period	$1,722,346		$366,777	(1)	$365,670

(1) Predecessor Company goodwill as of February 28, 2013 was reduced to $-0- as of March 1, 2013, as a result of purchase accounting adjustments.

(2) During the nine months ended November 2013, we restructured our commodity asset management business and no longer have a controlling financial interest and accordingly do not consolidate. In addition, we sold Jefferies International Management Limited to Leucadia. Accordingly, goodwill associated with these entities was included in the net assets disposed of in the transactions.

Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.

Goodwill Impairment Testing

Goodwill associated with the merger is allocated to related reporting units, which are determined based on financial information provided to management in connection with its management of the businesses. A reporting unit is an operating segment or one level below an operating segment. As part of the push down of the acquisition method of accounting for the Merger and the resulting creation of a new Successor reporting entity, our annual goodwill impairment testing date is designated as August 1. Prior to the merger, our annual goodwill impairment test date was June 1.

The quantitative goodwill impairment test is performed at the level of the reporting unit and consists of two steps. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the fair value of the net assets of the reporting unit.

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

Our annual goodwill impairment testing as of August 1, 2013 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,665.3 million of total goodwill of $1,722.3 million at November 30, 2013. For the remaining less significant reporting units, which contain approximately 3.3% of our total goodwill, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

Intangible Assets

The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets as of November 30, 2013 and 2012 (in thousands):

	Successor
	November 30, 2013
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships (1)	$136,740	$-	$(17,567)	$119,173	14.8
Trade name	132,967	-	(2,966)	130,001	34.3
Exchange and clearing organization membership interests and registrations (2)	15,294	(378)	-	14,916	N/A

	$285,001	$(378)	$(20,533)	$264,090

	Predecessor
	November 30, 2012
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$10,542	$-	$(4,107)	6,435	7.9
Trade name	1,680	-	(1,287)	393	3.5
Other	100	-	(15)	85	12.8
Exchange and clearing organization membership interests and registrations	11,219	(2,873)	-	$8,346	N/A

	$23,541	$(2,873)	$(5,409)	$15,259

(1) The gross cost and accumulated amortization of customer relationships has been reduced by $132,000 and $5,500 respectively, as these customer relationships related to our commodity asset management business, which we restructured in September 2013 and for which we no longer own a controlling financial interest and do not consolidate at November 30, 2013.

(2) The gross cost of exchange and clearing organization membership interests and registrations has been reduced by $255,000 as these registrations relate to asset management businesses which we restructured or sold during the nine months ended November 30, 2013.

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, as of August 1. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of our intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $378,000 on certain exchange memberships based on a decline in fair value at August 1, 2013 as observed based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets since the most recent valuation date of March 1, 2013 as part of acquisition accounting, we have concluded that it is not more likely than not that the intangible assets are impaired. Prior to our merger with Leucadia, our annual impairment testing date was June 1.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second fiscal quarter of 2012, as a result of a significant decline in the fair value of our exchange and clearing organization membership interests and registrations we recognized an impairment loss of $2.9 million. Fair values were based on prices of public sales which had declined over the past year.

For intangible assets with a finite life, aggregate amortization expense amounted to $20.5 million for the nine months ended November 30, 2013, $0.4 million for the three months ended February 28, 2013 and $2.3 million and $1.4 million for the years ended November 30, 2012 and 2011, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Fiscal year	Estimated future amortization expense
2014	$12,668
2015	12,668
2016	12,668
2017	12,668
2018	12,668

Mortgage Servicing Rights

On November 30, 2012, we sold substantially all of our mortgage servicing rights for military housing for approximately $30.9 million; and on May 20, 2013, we sold the remaining servicing rights for $2.0 million.

Mortgage servicing rights for military housing mortgage loans were accounted for as an intangible asset and included within Other assets in the Consolidated Statements of Financial Condition. The mortgage servicing rights were amortized over the period of the estimated net servicing income, which is reported in Other revenues in the Consolidated Statements of Earnings. We provided no credit support in connection with the servicing of these loans and were not required to make servicing advances on the loans in the underlying portfolios. We determined that the servicing rights represented one class of servicing rights based on the availability of market inputs to measure the fair value of the asset and our treatment of the asset as one aggregate pool for risk management purposes. We earned no fees related to these servicing rights during the nine months ended November 30, 2013, $114,000 during the three months ended February 28, 2013 and $3.7 million and $4.1 million during the years ended November 30, 2012 and 2011, respectively.

The following presents the activity in the balance of these servicing rights for the nine months ended November 30, 2013, three months ended February 28, 2013 and year ended November 30, 2012 (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Twelve Months Ended November 30, 2012

Balance, beginning of period	$2,000	$805	$8,202
Add: Acquisition	-	-	162
Less: Sales, net	(2,000)	-	(6,959)
Less: Pay down	-	-	(211)
Less: Amortization	-	(10)	(389)

Balance, end of period	$-	$795	$805

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Unsecured bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model. Bank loans at November 30, 2013 and November 30, 2012 totaled $12.0 million and $150.0 million, respectively, of which $12.0 million and $100.0 million at November 30, 2013 and 2012 is secured financing. At November 30, 2013, the interest rate on short-term borrowings outstanding is 0.66%. Average daily bank loans outstanding for the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012 are $43.3 million, $110.0 million and $66.4 million, respectively.

Note 15.  Long-Term Debt

In conjunction with pushdown accounting for the Merger with Leucadia on March 1, 2013, we recorded our long-term debt at its then current fair value of $6.1 billion, which included $536.5 million of excess of the fair value over the total principal amount of our debt at March 1, 2013, in aggregate. The premium is being amortized to interest expense using the effective yield method over the remaining lives of the underlying debt obligations. See Note 4, Leucadia Merger and Related Transactions for further information.

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at November 30, 2013 and 2012 (in thousands):

	Successor	Predecessor
Unsecured Long-Term Debt	November 30, 2013	November 30, 2012

5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$255,676	$249,564
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	516,204	499,382
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	373,178	349,248
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	854,011	771,450
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	858,425	706,990
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	866,801	743,945
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 3.82%)	4,792	3,708
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	625,626	-
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	383,224	346,792
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	359,281	290,617
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,343	492,904
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	422,245	-

	$6,032,806	$4,454,600

Secured Long-Term Debt
Credit facility, due August 26, 2014	200,000	350,007

	$6,232,806	$4,804,607

(1)

As a result of the Merger with Leucadia on March 1, 2013, the value of the 3.875% Convertible Senior debentures at November 30, 2013 includes the fair value of the conversion feature of $9.6 million. The change in fair value of the conversion feature is included within Revenues – Principal transactions in the Consolidated Statement of Earnings and amounted to a gain of $6.9 million for the nine months ended November 30, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million and $20.2 million on debt extinguishment which is reported in Other revenues for the year ended November 30, 2012 and 2011, respectively. Discounts arose as a result of the repurchase and subsequent reissuance of our debt below par during November and December 2011 which was being amortized over the remaining life of the debt using the effective yield method. The unamortized balance at November 30, 2012 amounted to $32.2 million and the residual unamortized balance of $30.9 million at February 28, 2013, was reduced to $-0- on March 1, 2013 by application of the acquisition method of accounting.

In October 2009, we issued 3.875% convertible senior debentures due 2029 (the “debentures”) with an aggregate principal amount of $345.0 million. Upon completion of the Merger with Leucadia, the debentures remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. As of December 12, 2013, each $1,000 debenture is currently convertible into 21.9727 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.51 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. As of the merger, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, as of March 1, 2013, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt - On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group LLC and contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC and certain of our subsidiaries to maintain specified level of tangible net worth and liquidity amounts and to maintain specified levels of regulated capital. The Credit Facility terminates on August 26, 2014. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At November 30, 2013 and 2012, borrowings under the Credit Facility were denominated in U.S. dollar and we were in compliance with debt covenants under the Credit Facility.

Note 16.  Mandatorily Redeemable Convertible Preferred Stock

As of February 28, 2013 and November 30, 2012, we had issued and outstanding 125,000 shares of 3.25% Series A Convertible Cumulative Preferred Stock, all of which were held by controlled affiliates of MassMutual. The preferred stock was callable beginning in 2016 at a price of $1,000 per share plus accrued interest and matured in 2036. Dividends paid on the Series A Convertible Cumulative Preferred Stock were recorded as a component of Interest expense as the preferred stock is treated as debt for accounting purposes. For tax purposes, the dividend is not tax-deductible because the Series A Convertible Cumulative Preferred Stock are considered “equity”.

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

Note 17.  Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at November 30, 2013 and 2012 (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012

JSOP	$-	$303,178
JESOP	-	35,239
Other (1)	117,154	8,321

Noncontrolling interests	$117,154	$346,738

(1)

Other includes asset management entities and investment vehicles set up for the benefit of our employees, and at November 30, 2013 includes an investment of $75.0 million by Leucadia in a consolidated asset management entity.

Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statement of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests. There has been no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended November 30, 2013, three months ended February 28, 2013 and year ended November 30,

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 because all other comprehensive income or loss is attributed to us. On March 1, 2013, ownership interests in JSOP and JESOP were redeemed at the carrying value of the interests as of February 28, 2013 and the entities dissolved at no gain or loss to us. Residual cash redemption payments were made in the fourth quarter of 2013.

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

Prior to redemption, the mandatorily redeemable financial instruments, representing equity interests in JHYH and entitled to a pro rata share of the profits and losses of JHYH, were reported within liabilities as Mandatorily redeemable preferred interests of consolidated subsidiaries on the Consolidated Statement of Financial Condition. Changes to these mandatorily redeemable financial instruments were reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries within Net revenues on our Consolidated Statements of Earnings. The carrying amount of the Mandatorily redeemable preferred interests of consolidated subsidiaries was approximately $348.1 million at November 30, 2012.

Note 18.  Benefit Plans

U.S. Pension Plan

We maintain a defined benefit pension plan, Jefferies Group LLC Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. As a minimum, amortization of unrecognized net gain or loss included in Accumulated other comprehensive income (excluding asset gains and losses not yet reflected in market-related value) are included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen with no further benefit accruing to participants for future service after December 31, 2005.

Employer Contributions – Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We contributed $3.0 million to the plan during the year ended November 30, 2013. We do not expect to make any contributions to the plan in the year ended November 30, 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
Change in projected benefit obligation	2013	2012
Projected benefit obligation, beginning of period	$53,433	$50,487
Service cost	225	175
Interest cost	2,201	2,342
Actuarial (gains) losses	(5,046)	4,424
Administrative expenses paid	(296)	(236)
Benefits paid	(2,262)	(596)
Settlements	-	(3,163)

Projected benefit obligation, end of period	$48,255	$53,433

Change in plan assets
Fair value of assets, beginning of period	$39,902	$36,457
Employer contributions	3,000	2,000
Benefit payments made	(2,262)	(596)
Administrative expenses paid	(296)	(236)
Actual return on plan assets	7,072	5,440
Settlements	-	(3,163)

Fair value of assets, end of period	$47,416	$39,902

Deficit at end of period	$(839)	$(13,531)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2013	2012

Accumulated benefit obligation	$48,255	$53,433

Projected benefit obligation for service rendered to date	48,255	53,433
Plan assets, at fair value	47,416	39,902

Deficit	(839)	(13,531)
Unrecognized net (gain) loss	(6,268)	17,761

Prepaid benefit cost	(7,107)	4,230
Accumulated other comprehensive income (loss), before taxes	6,268	(17,761)

Pension liability	$(839)	$(13,531)

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2013	2012	2011
Components of net periodic pension cost:
Service cost	$225	$175	$175
Interest cost on projected benefit obligation	2,201	2,342	2,366
Expected return on plan assets	(2,698)	(2,513)	(2,578)
Net amortization	326	1,334	894
Settlement losses (1)	—	1,051	—

Net periodic pension cost	$54	$2,389	$857

(1)

Of the $2.4 million in net periodic pension cost for the year ended November 30, 2012, $1.1 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in fiscal 2012 for terminated employees exceeded current year interest and service costs.

	Year Ended November 30,
	2013	2012	2011
Amounts recognized in other comprehensive income
Net (gain) loss arising during the period	$(9,419)	$1,498	$5,618
Amortization of net loss	(326)	(1,334)	(894)
Settlements during the period	-	(1,051)	-

Total recognized in Other comprehensive income	$(9,745)	$(887)	$4,724

Net amount recognized in net periodic benefit cost and Other comprehensive income	$(9,691)	$1,502	$5,581

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost include $(6.3) million, $17.8 million and $18.6 million as of November 30, 2013, 2012 and 2011, respectively.

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Year Ended November 30,
	2013	2012	2011
Discount rate	5.10%	4.00%	4.75%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2014	$1,383
2015	1,806
2016	3,685
2017	2,518
2018	2,230
2019 through 2023	17,705

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets - The following table presents the fair value of plan assets as of November 30, 2013 and 2012 by level within the fair value hierarchy (in thousands):

	As of November 30, 2013
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$931	$—	$931
Listed equity securities (2)	27,663	—	27,663
Fixed income securities:
Corporate debt securities	—	7,743	7,743
Foreign corporate debt securities	—	1,140	1,140
U.S. government securities	4,055	—	4,055
Agency mortgage-backed securities	—	3,949	3,949
Commercial mortgage-backed securities	—	1,280	1,280
Asset-backed securities	—	461	461
Other	—	194	194

	$32,649	$14,767	$47,416

(1) There are no plan assets classified within Level 3 of the fair value hierarchy.

(2) Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

	As of November 30, 2012
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$849	$—	$849
Listed equity securities (2)	20,321	—	20,321
Fixed income securities:
Corporate debt securities	—	8,037	8,037
Foreign corporate debt securities	—	345	345
U.S. government securities	4,618	—	4,618
Agency mortgage-backed securities	—	3,774	3,774
Commercial mortgage-backed securities	—	1,419	1,419
Asset-backed securities	—	524	524
Other	—	15	15

	$25,788	$14,114	$39,902

(1)    There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)    Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

Valuation technique and inputs - The following is a description of the valuation techniques and inputs used in measuring plan assets accounted for at fair value on a recurring basis:

—	Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy;
—	Listed equity securities are valued using the quoted prices in active markets for identical assets;
—	Fixed income securities:
¡

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

¡	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Policies and Strategies - Assets in the plan are invested under guidelines adopted by the Administrative Committee of the Plan. Because the Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.

The target allocation of plan assets for 2014 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. As part of purchase accounting, a liability of $21.8 million was recognized on July 1, 2011 as a pension obligation within Accrued expenses and other liabilities. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $19.7 million and $18.6 million at November 30, 2013 and 2012, respectively. We expect to pay the pension obligation from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the years ended November 30, 2013 and 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost (in thousands):

	Year Ended November 30,
	2013	2012
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$24,509	$19,799
Service cost	67	36
Interest cost	902	1,027
Actuarial losses	1,033	5,413
Benefits paid	(1,245)	(1,121)
Currency adjustment	1,102	(645)

Projected benefit obligation, end of period	$26,368	$24,509

	Year Ended November 30,		Five Months Ended November 30,
Components of net periodic pension cost	2013	2012	2011
Service cost	$67	$36	$15
Interest cost on projected benefit obligation	902	1,027	434
Net amortization	179	-	-

Net periodic pension cost	$1,148	$1,063	$449

The accumulated benefit obligation at November 30, 2013 and November 30, 2012 is $26.4 million and $24.5 million, respectively. The amount in accumulated Other comprehensive income at November 30, 2013 and 2012 is a debit of $1.0 million and a debit of $4.4 million, respectively. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the year ended November 30, 2013 and 2012:

	Year Ended November 30,
	2013	2012
Projected benefit obligation
Discount rate	3.40%	3.60%
Rate of compensation increase	3.00%	3.00%

Net periodic pension benefit cost
Discount rate	3.60%	5.60%
Rate of compensation increase	3.00%	3.00%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2014	1,374
2015	1,399
2016	1,417
2017	1,395
2018	1,391
2019 through 2023	7,908

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Compensation Plans

Prior to the Merger, we sponsored the following share-based compensation plans: incentive compensation plan, employee stock purchase plan and the deferred compensation plan. Subsequent to the merger with Leucadia, sponsorship of share-based compensation plans was transferred to Leucadia, with outstanding share-based awards relating to Leucadia common shares and future awards to relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.

In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

The following are descriptions of the compensation plans and the activity of such plans for the nine months ended November 30, 2013 (Successor Period), three months ended February 28, 2013 (Predecessor period) and the years ended November 30, 2012 and 2011 (Predecessor period):

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

During the year ended November 30, 2011, we granted restricted stock and RSUs as part of year-end compensation. Restricted stock and RSUs granted as part of year-end compensation were not subject to service requirements that employees must fulfill in exchange for the right to those awards. As such, employees who terminate their employment or are terminated without cause may continue to vest in year-end compensation awards, so long as the awards are not forfeited as a result of the other forfeiture provisions of those awards (e.g. competition). We determined that the service inception date preceded the grant date for restricted stock and RSUs granted as part of year-end compensation, and, as such, the compensation expense associated with these awards was accrued over the one-year period prior to the grant date. For the year ended November 30, 2011, we recognized compensation expense of $64.0 million related to restricted stock and restricted stock units granted as part of our 2011 year end compensation.

In 2011, we offered our employees the option to receive the stock portion of their year-end compensation in the form of either shares or cash, with the cash amount being equal to 75% of the grant-date amount of the stock that an

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee would otherwise receive. The election resulted in a decrease to share-based compensation expense of approximately $23.3 million, as certain employees elected to receive reduced cash awards in lieu of the full grant-date amount of the shares. This offset increased cash compensation expense by approximately $17.5 million. The net effect of this election on total compensation and benefits expense was a reduction of approximately $5.8 million. While these cash awards were fully expensed in 2011, they legally vest in future periods.

The total compensation cost associated with restricted stock and RSUs amounted to $64.4 million for the nine months ended November 30, 2013 (Successor period), $22.3 million for the three months ended February 28, 2013 (Predecessor period) and $83.8 million and $134.1 million for the years ended November 30, 2012 and 2011 (Predecessor period), respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. In 2011, total compensation cost includes year-end compensation awards.

The net tax benefit (deficiency) related to share-based compensation plans recognized in additional paid-in capital was $2.9 million for the nine months ended November 30, 2013 (Successor period), ($18.0) million for the three months ended February 28, 2013 (Predecessor period) and $19.8 million and $32.2 million for the years ended November 30, 2012 and 2011 (Predecessor period), respectively.

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of the acquisition accounting, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013. As of November 30, 2013, we had $165.2 million of total unrecognized compensation cost allocated to us related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

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

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $111,000 for the nine months ended November 30, 2013 (Successor period), $72,000 for the three months ended February 28, 2013 (Predecessor period) and $197,000 and $297,000 for the years ended November 30, 2012 and 2011 (Predecessor period), respectively.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3.2 million for the nine months ended November 30, 2013, $2.6 million for the three months ended February 28, 2013 and $5.7 million and $6.0 million for the years ended November 30, 2012 and 2011, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of three years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $132.6 million for the nine months ended November 30, 2013, and for the Predecessor periods $44.7 million for the three months ended February 28, 2013 and $194.4 million and $119.2 million for the years ended November 30, 2012 and 2011, respectively. At November 30, 2013 and November 30, 2012, the remaining unamortized amount of these awards was $185.0 million and $198.9 million, respectively and is included within Other assets on the Consolidated Statements of Financial Condition.

Note 20.  Earnings per Share

Earnings per share data is not provided for the nine months ended November 30, 2013 (Successor period) as we are now a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 (in thousands, except per share amounts):

	Predecessor

	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Earnings for basic earnings per common share:
Net earnings	$90,842	$323,149	$286,368
Net earnings to noncontrolling interests	10,704	40,740	1,750

Net earnings to common shareholders	80,138	282,409	284,618
Less: Allocation of earnings to participating securities (1)	5,890	17,392	13,822

Net earnings available to common shareholders	$74,248	$265,017	$270,796

Earnings for diluted earnings per common share:
Net earnings	$90,842	$323,149	$286,368
Net earnings to noncontrolling interests	10,704	40,740	1,750

Net earnings to common shareholders	80,138	282,409	284,618
Add: Mandatorily redeemable convertible preferred stock dividends	1,016	4,063	4,063
Less: Allocation of earnings to participating securities (1)	5,882	17,407	13,823

Net earnings available to common shareholders	$75,272	$269,065	$274,858

Shares:
Average common shares used in basic computation	213,732	215,989	211,056
Stock options	2	2	7
Mandatorily redeemable convertible preferred stock	4,110	4,110	4,108
Convertible debt	—	—	—

Average common shares used in diluted computation	217,844	220,101	215,171

Earnings per common share:
Basic	$0.35	$1.23	$1.28
Diluted	$0.35	$1.22	$1.28

(1)

Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000, 14,123,000 and 10,667,000 for the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011, respectively. Dividends declared on participating securities during the three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 amounted to approximately $1.3 million, $4.3 million and $3.4 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the $950.0 million Credit Facility as described in Note 15, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act. Prior to the Merger restrictions on our ability to pay dividends on our common stock were subject to the dividend preference terms of our Series A convertible preferred stock, certain financial covenants associated with the $950.0 million Credit Facility as described in Note 15, Long-Term Debt and the governing provisions of the Delaware General Corporation Law.

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$0.075	N/a	N/a	N/a
2012	$0.075	$0.075	$0.075	$0.075

Note 21.  Income Taxes

Total income taxes for the nine months ended November 30, 2013, the three month ended February 28, 2013 and the years ended November 30, 2012 and 2011 were allocated as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Income tax expense	$94,686	$48,645	$168,646	$132,966
Stockholders’ equity, for compensation expense for tax purposes (in excess of) / less than amounts recognized for financial reporting purposes	$(2,873)	$17,965	$(19,789)	$(32,200)

The provision for income tax expense consists of the following components (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30,	Three Months Ended February 28,	Year Ended November 30,	Year Ended November 30,
	2013	2013	2012	2011
Current:
U.S. Federal	$50,089	$22,936	$62,710	$65,702
U.S. state and local	6,263	(3,176)	18,520	28,644
Foreign	7,050	(1,950)	2,773	8,443

	63,402	17,810	84,003	102,789

Deferred:
U.S. Federal	25,262	17,392	79,224	7,637
U.S. state and local	8,868	9,761	13,006	(694)
Foreign	(2,846)	3,682	(7,587)	23,234

	31,284	30,835	84,643	30,177

	$94,686	$48,645	$168,646	$132,966

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	Successor		Predecessor
	Nine Months Ended November 30,		Three Months Ended February 28,		Year Ended November 30,		Year Ended November 30,
	2013		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$92,504	35.0%	$48,820	35.0%	$172,128	35.0%	$146,767	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	9,835	3.7	4,280	3.1	20,492	4.2	18,168	4.3
Bargain purchase gain on the acquisition of the Global Commodities Group	-	-	-	-	-	-	(18,363)	(4.4)
Income allocated to Noncontrolling interest, not subject to tax	(2,946)	(1.1)	(3,553)	(2.5)	(14,161)	(2.9)	(613)	(0.1)
Foreign rate differential	(4,750)	(1.8)	(2,993)	(2.2)	(7,528)	(1.5)	(11,736)	(2.8)
Fines and penalties	4,900	1.9	-	-	-	-	-	-
Other, net	(4,857)	(1.9)	2,091	1.5	(2,285)	(0.5)	(1,257)	(0.3)

Total income taxes	$94,686	35.8%	$48,645	34.9%	$168,646	34.3%	$132,966	31.7%

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Balance at beginning of period	$129,010	$110,539	$79,779	$52,852
Increases based on tax positions related to the current period	8,748	7,185	30,671	14,159
Increases based on tax positions related to prior periods	7,383	15,356	7,549	14,696
Decreases based on tax positions related to prior periods	(18,297)	(4,070)	(5,893)	(1,808)
Decreases related to settlements with taxing authorities	-	-	(487)	(120)
Decreases related to a lapse of applicable statutes of limitation	-	-	(1,080)	-

Balance at end of period	$126,844	$129,010	$110,539	$79,779

The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $85.5 million and $72.4 million (net of federal benefits of taxes) at November 30, 2013 and 2012, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. Net interest expense related to income tax liabilities was $5.8 million for the nine months ended November 30, 2013. For the three months ended February 28, 2013 and the years ended November 30, 2012 and November 30, 2011, interest expense was $1.8 million, $4.5 million and $4.4 million, respectively. As of November 30, 2013 and November 30, 2012, we had interest accrued of approximately $22.9 million and $15.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the periods ended November 30, 2013 and November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2013 and 2012 are presented below (in thousands):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Deferred tax assets:
Compensation and benefits	$373,964	$333,318
Net operating loss	24,147	22,447
Long-term debt	191,274	-
Other	86,336	30,932

Sub-total	675,721	386,697
Valuation allowance	(11,140)	(11,754)

Total deferred tax assets	664,581	374,943

Deferred tax liabilities:
Long-term debt	-	37,370
Amortization of intangibles	98,798	62,617
Other	30,842	47,811

Total deferred tax liabilities	129,640	147,798

Net deferred tax asset, included in Other assets	$534,941	$227,145

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $534.9 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2013, we had gross net operating loss carryforwards in Asia, primarily Japan, and in Europe, primarily the United Kingdom, of approximately $89.1 million, in aggregate. The Japanese losses begin to expire in the year 2017 while the United Kingdom losses have an unlimited carryforward period. A deferred tax asset of $4.6 million related to net operating losses in Asia has been fully offset by a valuation allowance. The remaining valuation allowance relates to deferred tax assets resulting from operating losses in various jurisdictions as well as compensation, capital losses, and tax credits in the United Kingdom.

At November 30, 2013, there is a net current tax payable of $28.5 million, which includes a gross payable to our Parent of $61.2 million. The offsetting balance reflects receivables from various taxing authorities. At November 30, 2012, there was a net current tax receivable of $69.8 million from various taxing authorities.

At November 30, 2013, we had approximately $134.0 million of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded because these earnings are permanently invested abroad. Accordingly, a deferred tax liability of approximately $35.0 million has not been recorded with respect to these earnings.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $3.3 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2012
California	2006
Connecticut	2006
Massachusetts	2006
New Jersey	2007
New York State	2001
New York City	2003

Note 22.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2013 (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout

Equity commitments (1)	$1.8	$7.4	$0.8	$-	$418.2	$428.2
Loan commitments (1)	33.2	19.0	322.6	92.8	-	467.6
Mortgage-related commitments	819.9	492.9	202.8	-	-	1,515.6
Forward starting reverse repos and repos	702.3	-	-	-	-	702.3

	$1,557.2	$519.3	$526.2	$92.8	$418.2	$3,113.7

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of November 30, 2013. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$-	$79.1	$-	$79.1	$9.5	$69.6
Unrated	35.6	669.1	-	704.7	306.7	398.0

Total	$35.6	$748.2	$-	$783.8	$316.2	$467.6

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)

The corporate lending exposure at fair value includes $321.1 million of funded loans included in Financial instruments owned – Loans and Loans to and investments in related parties, and a $4.9 million net liability related to lending commitments recorded in Financial instruments sold – Derivatives and Financial instruments owned – Derivatives in the Consolidated Statement of Financial Condition as of November 30, 2013.

(3)	Represents the notional amount of unfunded lending commitments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Commitments. We have commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of November 30, 2013, and have funded $337.3 million and $175.5 million, respectively. See Note 12, Investments for additional information regarding these investments.

As of November 30, 2013, we have committed to invest $5.9 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of November 30, 2013, we have funded approximately $1.0 million of our commitment to Jefferies Capital Partners LLC, leaving $4.9 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P. As of November 30, 2013, we have funded approximately $47.0 million and $6.3 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $31.7 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of November 30, 2013, we have funded approximately $38.7 million and $2.3 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $8.0 million unfunded in aggregate.

As of November 30, 2013, we had other equity commitments to invest up to $30.8 million in various other investments of which $5.4 million remained unfunded.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of November 30, 2013, we had $241.4 million of outstanding loan commitments to clients.

On March 1, 2011, we and MassMutual entered into a secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. At November 30, 2013, the facility of $700.0 million, is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of November 30, 2013, we have funded $123.8 million of our $350.0 million commitment to LoanCore.

The unfunded loan commitments to Jefferies Finance of $226.2 million is unrated and included in the total unrated lending commitments of $398.0 million presented in the table above.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statement of Financial Condition was $54.2 million at November 30, 2013.

Forward Starting Reverse Repos and Repos. We enter into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases. As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. In January 2013, we amended our lease agreement for our global executive offices and principal administrative offices in New York to extend the term through 2029. At November 30, 2013, future minimum aggregate lease payments for all noncancelable operating leases for fiscal years ended November 30, 2014 through 2018 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Gross	Sub-Leases	Net

2014	$69,823	$5,283	$64,540
2015	53,774	2,639	51,135
2016	58,273	2,493	55,780
2017	56,505	577	55,928
2018	54,004	23	53,981
Thereafter	446,106	-	446,106

Total	$738,485	$11,015	$727,470

Rental expense, net of subleases, amounted to $43.2 million, $12.1 million, $48.4 million and $44.3 million for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011, respectively.

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continues into 2014. At November 30, 2013, minimum future lease payments are as follows (in thousands):

Fiscal Year

2014	$3,887
2015	3,887
2016	3,887
2017	3,887
2018	1,583
2019	167

Net minimum lease payments	17,298
Less amount representing interest	1,508

Present value of net minimum lease payments	$15,790

Contingencies

Seven putative class action lawsuits have been filed in New York and Delaware concerning the merger transactions whereby Jefferies Group LLC became a wholly owned subsidiary of Leucadia. The class actions, filed on behalf of our shareholders prior to the merger transaction, name as defendants Jefferies Group, Inc., the members of the board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain merger-related subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the merger transaction by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. The actions filed in New York have been stayed, the actions filed in Delaware are proceeding and the claims against certain of the directors have been dismissed. We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jefferies has reached a non-prosecution agreement in principle with the United States Attorney for the District of Connecticut and a settlement agreement in principle with the Securities and Exchange Commission (“SEC”), which remains subject to review and approval by the SEC Commissioners, relating to an investigation of the purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time the Company terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements in principle include an aggregate $25.0 million payment, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. At November 30, 2013, we have reserved approximately $22.4 million relating to remaining amounts we estimate to be paid related to this matter.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2013 (in millions):

	Expected Maturity Date
Guarantee Type	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout

Derivative contracts - non-credit related	$841,439.9	$4,695.2	$14.7	$1.2	$532.4	$846,683.4

Written derivative contracts - credit related	-	-	-	2,708.1	-	2,708.1

Total derivative contracts	$841,439.9	$4,695.2	$14.7	$2,709.3	$532.4	$849,391.5

At November 30, 2013 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout

Credit related derivative contracts:
Index credit default swaps	$2,678.6	$-	$-	$-	$-	$-	$2,678.6
Single name credit default swaps	-	3.0	2.5	24.0	-	-	29.5

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g.,

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2013, the fair value of derivative contracts meeting the definition of a guarantee is approximately $229.5 million.

Stand by Letters of Credit. At November 30, 2013, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $32.0 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

Note 23. Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the SEC Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies and Jefferies Execution have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1. Jefferies Bache, LLC is registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC. Subsequent to the closing of the merger with Leucadia, Jefferies High Yield Trading merged with Jefferies and voluntarily withdrew its registration with the SEC as a broker-dealer on April 2, 2013 and resigned as a member of FINRA.

As of November 30, 2013, Jefferies and Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$891,487	$841,539
Jefferies Execution	4,487	4,237

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$197,957	$86,293

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom (“U.K.”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our subsidiaries.

Note 24.  Segment Reporting

We operate in two principal segments – Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking, which is comprised of underwriting and financial advisory activities. The Capital Markets reportable segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.

Our reportable business segment information is prepared using the following methodologies:

—	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.
—

Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

—

Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

Our net revenues and expenses by segment are summarized below for the nine months ended November 30, 2013, and three months ended February 28, 2013 and the years ended November 30, 2012 and 2011 (in millions):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013 (1)	Year Ended November 30, 2012	Year Ended November 30, 2011

Capital Markets:
Net revenues	$2,074.1	$807.6	$3,034.7	$2,530.7
Expenses	$1,840.4	$660.6	$2,496.4	$2,123.1

Asset Management:
Net revenues	$66.6	$10.9	$27.0	$46.2
Expenses	$32.6	$7.5	$30.6	$30.9

Total:
Net revenues	$2,140.7	$818.5	$3,061.7	$2,576.9
Expenses	$1,873.0	$668.1	$2,527.0	$2,154.0

(1)

Our consolidated net earnings for the three months ended February 28, 2013 reflects an adjustment of $5.3 million, after tax, from that reported in the Form 10-Q for the three months ended February 28, 2013, to correct for the effect of an overstatement of professional service fees of $8.5 million relating to the Merger with Leucadia. We evaluated the effects of this error and concluded that it is not material to the previously issued Quarterly Report on Form 10-Q for the three month period ended February 28, 2013. Nevertheless, in the table above we have revised our consolidated expenses for the three month period ended February 28, 2013 to correct for the effect of this error and appropriately reflected the $8.5 million of professional service fees as an expense in the nine months ended November 30, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our total assets by segment as of November 30, 2013 and 2012 (in millions):

	Successor	Predecessor
	November 30, 2013	November 30, 2012
Segment Assets:
Capital Markets	$39,276.8	$35,588.6
Asset Management	900.2	704.9

Total assets	$40,177.0	$36,293.5

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the Successor period nine months ended November 30, 2013 and the Predecessor periods three months ended February 28, 2013 and the years ended November 30, 2012 and 2011, were as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011

Americas (1)	$1,646,174	$661,600	$2,507,839	$2,046,644
Europe (2)	448,181	135,135	450,823	504,292
Asia	46,326	21,809	102,990	26,009

Net revenues	$2,140,681	$818,544	$3,061,652	$2,576,945

(1)		Substantially all relates to U.S. results.
(2)		Substantially all relates to U.K. results.

Note 25. Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2013 (Successor period) and November 30, 2012 (Predecessor period), loans to and/or equity investments in Private Equity Related Funds were in aggregate $61.7 million and $104.2 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor	Predecessor
	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011
Interest income	$852	$516	$3,100	$3,100
Other revenues and investment income (loss)	9,294	947	(8,500)	9,200

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 22, Commitments, Contingencies and Guarantees.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Berkadia Commercial Mortgage, LLC. At November 30, 2013 and November 30, 2012, we have commitments to purchase $300.0 million and $411.6 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees. At November 30, 2013 (Successor period) and November 30, 2012 (Predecessor period), we had $13.9 million and $16.3 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. During the three months ended February 28, 2013, and the years ended November 30, 2012 and 2011, we received commissions and commission equivalents for providing brokerage services to Leucadia and its affiliates of $5,000, $9.8 million and $7.2 million, respectively, which is recorded in Commission income on the Consolidated Statements of Earnings. Further, under a service agreement, we charge Leucadia for certain administrative services which, for the nine months ended November 30, 2013 amounted to $16.7 million. As of November 30, 2013, we had a payable to Leucadia of $6.7 million, which is included within Other liabilities on the Consolidated Statement of Financial Condition.

During 2013, we sold 100% of our interests in Jefferies International Management Limited (“JIML”), our special situations asset management business, to Leucadia for consideration of $2.3 million in the form of an intercompany loan receivable from Leucadia. The net assets of JIML that were transferred were $2.3 million, including goodwill of $400,000. No gain or loss was recognized on the sale.

During the nine months ended November 30, 2013 and the three months ended February 28, 2013, we distributed to Leucadia approximately $0 and $61,000, respectively, and $5.4 million and $9.0 million for the year ended November 30, 2012 and 2011, respectively. During the nine months ended November 30, 2013, Leucadia invested $75.0 million in an asset management entity that is consolidated by us. See Note 17, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries.

In addition, see Note 4, Leucadia Merger and Related Transactions for information regarding the merger on March 1, 2013.

For information on transactions with our equity method investees, see Note 12, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the Successor period nine months ended November 30, 2013, and the Predecessor periods three months ended February 28, 2013 and year ended November 30, 2012 (in thousands, except per share amounts):

	Successor			Predecessor
	Three Months Ended (1)

	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013

Total revenues	$1,139,157	$710,682	$869,901	$1,021,960
Net revenues	950,548	531,695	658,438	818,544
Earnings before income taxes	175,660	23,382	65,253	139,487
Earnings attributable to Jefferies Group LLC	109,943	11,740	39,508	80,138

Earnings per common share:
Basic	N/a	N/a	N/a	$0.35

Diluted	$ N/a	N/a	N/a	$0.35

	Three Months Ended (1)
	November 30, 2012	August 31, 2012	May 31, 2012	February 29, 2012

Total revenues	$989,009	$961,293	$962,531	$1,021,240
Net revenues	784,588	755,179	727,490	794,395
Earnings before income taxes	113,975	122,369	106,582	148,869
Earnings to common shareholders	71,604	70,171	63,498	77,136

Earnings per common share:
Basic	$0.31	$0.31	$0.28	$0.33

Diluted	$0.31	$0.31	$0.28	$0.33

(1)	Adjustments have been made to amounts presented in previous filings. For further information refer to Note 1 in the Notes to the Consolidated Financial Statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

November 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the adjustments on major captions within our Consolidated Statement of Earnings for the quarters in 2013 and 2012.

	Successor				Predecessor
	Three Months Ended
	August 31, 2013		May 31, 2013		February 28, 2013
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Commissions revenues	$138,736	$153,402	$146,848	$162,759	$131,083	$146,240
Total revenues	696,016	710,682	853,990	869,901	1,006,803	1,021,960
Net revenues	517,029	531,695	642,527	658,438	803,387	818,544

Net revenues, less mandatorily redeemable preferred interest	517,029	531,695	639,159	655,070	792,426	807,583
Floor brokerage and clearing fees	34,500	49,166	32,991	48,902	30,998	46,155
Other expenses	34,012	34,012	18,720	18,720	14,475	14,475
Total non-compensation expenses	199,876	214,542	200,026	215,937	178,722	193,879
Total non-interest expenses	493,647	508,313	573,906	589,817	652,939	668,096
Earnings before income taxes	23,382	23,382	65,253	65,253	139,487	139,487
Income tax expense	8,493	8,493	25,007	25,007	48,645	48,645
Net earnings	14,889	14,889	40,246	40,246	90,842	90,842
Net earnings attributable to Jefferies Group LLC	11,740	11,740	39,508	39,508	80,138	80,138

	Predecessor
	Three Months Ended
	November 30, 2012		August 31, 2012		May 31, 2012		February 28, 2012
(in thousands)	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted	As Previously Reported	Adjusted

Commissions revenues	$127,074	$142,813	$119,200	$135,441	$121,796	$138,255	$117,499	$131,928
Total revenues	973,270	989,009	945,052	961,293	946,072	962,531	1,006,811	1,021,240
Net revenues	768,849	784,588	738,938	755,179	711,031	727,490	779,966	794,395

Net revenues, less mandatorily redeemable preferred interest	760,570	776,309	730,634	746,875	706,575	723,034	758,122	772,551
Floor brokerage and clearing fees	29,106	44,845	30,280	46,521	32,921	49,380	27,838	42,267
Other expenses	16,480	16,480	12,433	12,433	18,587	18,587	14,998	14,998
Total non-compensation expenses	186,191	201,930	167,874	184,115	176,452	192,911	162,792	177,221
Total non-interest expenses	646,595	662,334	608,265	624,506	599,993	616,452	609,253	623,682
Earnings before income taxes	113,975	113,975	122,369	122,369	106,582	106,582	148,869	148,869
Income tax expense	34,243	34,243	44,048	44,048	38,203	38,203	52,152	52,152
Net earnings	79,732	79,732	78,321	78,321	68,379	68,379	96,717	96,717
Net earnings attributable to common shareholders	71,604	71,604	70,171	70,171	63,498	63,498	77,136	77,136

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11. Executive Compensation.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Items omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accountant Fees and Services.

For the fiscal year ended November 30, 2012, fees for services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited and for the fiscal year ended November 30, 2013, fees for services provided by PricewaterhouseCoopers LLP were as follows:

	2013	2012

Audit Fees	$5,800,000	$7,692,000
Audit-Related Fees	$0	$784,000
Tax Fees	$549,860	$927,000
All Other Fees	$0	$0
Total All Fees	$6,349,860	$9,403,000

Audit Fees —The Audit Fees reported above reflect fees for services provided during fiscal 2013 and 2012. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to the acquisition of Global Commodities Group from Prudential and for other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2013, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.

Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2013 and 2012. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the audit of our pension plan, preparation of our SAS 70 and/or

JEFFERIES GROUP LLC AND SUBSIDIARIES

SSAE-16 report, performing agreed upon procedures related to specific matters at our request, the audits of our employee benefit plans, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax Fees — Tax Fees includes fees for services provided during fiscal 2013 and 2012 related to tax compliance, tax advice and tax planning.

All Other Fees — There were no fees in this category for fiscal 2013 or 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.1

Summary of the 2013 executive compensation program for Messrs. Handler and Friedman is incorporated by reference to Registrant’s Form 8-K filed on September 21, 2012 and Registrant’s Form 8-K filed on March 1, 2013.

10.2	Summary of 2013 executive compensation program for Messrs. Sharp and Stacconi is incorporated by reference to Exhibit 10 of Registrant’s Form 8-K filed on March 1, 2013.
10.3	Purchase Agreement dated January 15, 2013 between Jefferies Group, Inc. and Jefferies & Company, Inc., as representative of the several underwriters identified in Schedule A thereto, relating to the 2023 Notes is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 18, 2013.
10.4

Purchase Agreement dated January 15, 2013 between Jefferies Group, Inc. and Jefferies & Company, Inc., as representative of the several underwriters identified in Schedule A thereto, relating to the 2043 Notes is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on January 18, 2013.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of

JEFFERIES GROUP LLC AND SUBSIDIARIES

Financial Condition as of November 30, 2013 and November 30, 2012; (ii) the Consolidated Statements of Earnings for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011; (iv) the Consolidated Statements of Changes in Equity for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013, three months ended February 28, 2013, and the years ended November 30, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

Exhibits 10.1 through 10.2 are management contracts or compensatory plans or arrangements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer

Dated: January 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors,	January 28, 2014

	Richard B. Handler	Chief Executive Officer

/s/	PEREGRINE C. BROADBENT	Executive Vice President and Chief Financial Officer	January 28, 2014

	Peregrine C. Broadbent	(Principal Accounting Officer)

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 28, 2014

Brian P. Friedman

/s/	W. PATRICK CAMPBELL	Director	January 28, 2014

W. Patrick Campbell

/s/	BARRY J. ALPERIN	Director	January 28, 2014

Barry J. Alperin

/s/	RICHARD G. DOOLEY	Director	January 28, 2014

Richard G. Dooley

/s/	ROBERT E. JOYAL	Director	January 27, 2014

Robert E. Joyal

/s/	MICHAEL T. O’KANE	Director	January 28, 2014

Michael T. O’Kane

Director

Joseph S. Steinberg