Form 10-Q
period 2014-02-28
Jefferies Group LLC
filed 2014-04-08
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format as permitted by Instruction H (2).

JEFFERIES GROUP LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 28, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Financial Condition (Unaudited)- February 28, 2014 and November 30, 2013	2
	Consolidated Statements of Earnings (Unaudited)- Three Months Ended February 28, 2014 (Successor) and February 28, 2013 (Predecessor)	5
	Consolidated Statements of Comprehensive Income (Unaudited)- Three Months Ended February 28, 2014 (Successor) and February 28, 2013 (Predecessor)	6
	Consolidated Statements of Changes in Equity (Unaudited)- Three Months Ended February 28, 2014 (Successor), Nine Months Ended November 30, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	7
	Consolidated Statements of Cash Flows (Unaudited)- Three Months Ended February 28, 2014 (Successor) and February 28, 2013 (Predecessor)	8
	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	109
Item 4.	Controls and Procedures	109

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	109
Item 1A.	Risk Factors	110
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	110
Item 6.	Exhibits	110

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	February 28, 2014	November 30, 2013
ASSETS
Cash and cash equivalents	$2,864,910	$3,561,119
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,801,517	3,616,602
Financial instruments owned, at fair value, including securities pledged of $15,065,084 and $13,253,537 at February 28, 2014 and November 30, 2013, respectively:
Corporate equity securities	2,609,789	2,098,597
Corporate debt securities	3,260,638	2,982,768
Government, federal agency and other sovereign obligations	5,429,302	5,346,152
Mortgage- and asset-backed securities	5,083,832	4,473,135
Loans and other receivables	1,294,096	1,349,128
Derivatives	223,699	261,093
Investments, at fair value	118,278	101,282
Physical commodities	105,982	37,888

Total financial instruments owned, at fair value	18,125,616	16,650,043
Investments in managed funds	71,142	57,285
Loans to and investments in related parties	725,293	701,873
Securities borrowed	6,119,935	5,359,846
Securities purchased under agreements to resell	4,448,531	3,746,920
Securities received as collateral	1,051	11,063
Receivables:
Brokers, dealers and clearing organizations	2,596,998	2,119,279
Customers	1,275,955	1,046,945
Fees, interest and other	286,688	251,072
Premises and equipment	230,251	202,467
Goodwill	1,724,883	1,722,346
Other assets	1,167,061	1,130,136

Total assets	$43,439,831	$40,176,996

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – CONTINUED (UNAUDITED)

(In thousands, except share amounts)

	February 28, 2014	November 30, 2013
LIABILITIES AND EQUITY
Short-term borrowings	$12,000	$12,000
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	1,601,171	1,823,299
Corporate debt securities	1,773,525	1,346,078
Government, federal agency and other sovereign obligations	5,060,521	3,155,683
Mortgage- and asset-backed securities	7,230	34,691
Loans	706,107	695,300
Derivatives	188,505	180,079
Physical commodities	41,545	36,483

Total financial instruments sold, not yet purchased, at fair value	9,378,604	7,271,613
Collateralized financings:
Securities loaned	3,082,032	2,506,122
Securities sold under agreements to repurchase	10,777,065	10,779,845
Other secured financings	270,394	234,711
Obligation to return securities received as collateral	1,051	11,063
Payables:
Brokers, dealers and clearing organizations	1,569,582	1,281,253
Customers	5,703,520	5,208,768
Accrued expenses and other liabilities	923,832	1,217,141
Long-term debt	6,259,664	6,232,806

Total liabilities	37,977,744	34,755,322

EQUITY
Member’s paid-in capital	5,393,795	5,280,420
Accumulated other comprehensive income:
Currency translation adjustments	35,125	21,341
Additional minimum pension liability	2,759	2,759

Total accumulated other comprehensive income	37,884	24,100

Total member’s equity	5,431,679	5,304,520
Noncontrolling interests	30,408	117,154

Total equity	5,462,087	5,421,674

Total liabilities and equity	$43,439,831	$40,176,996

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

	February 28, 2014	November 30, 2013
Assets
Cash and cash equivalents	$176	$176
Financial instruments owned, at fair value
Loans and other receivables	97,500	97,500
Investments, at fair value	378	412

Total financial instruments owned, at fair value	97,878	97,912
Other assets	3,243	2,275

Total assets	$101,297	$100,363

Liabilities
Other secured financings	$240,000	$226,000
Accrued expenses and other liabilities	668	706

Total liabilities	$240,668	$226,706

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013

Revenues:
Commissions	$162,063	$146,240
Principal transactions	238,363	300,278
Investment banking	414,320	288,278
Asset management fees and investment income from managed funds	9,957	10,883
Interest	249,268	249,277
Other	23,069	27,004

Total revenues	1,097,040	1,021,960
Interest expense	198,012	203,416

Net revenues	899,028	818,544
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	10,961

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	899,028	807,583

Non-interest expenses:
Compensation and benefits	507,899	474,217

Non-compensation expenses:
Floor brokerage and clearing fees	49,513	46,155
Technology and communications	64,306	59,878
Occupancy and equipment rental	27,017	24,309
Business development	26,476	24,927
Professional services	24,304	24,135
Other	17,244	14,475

Total non-compensation expenses	208,860	193,879

Total non-interest expenses	716,759	668,096

Earnings before income taxes	182,269	139,487
Income tax expense	66,877	48,645

Net earnings	115,392	90,842
Net earnings attributable to noncontrolling interests	2,960	10,704

Net earnings attributable to Jefferies Group LLC	$112,432	$80,138

Earnings per common share:
Basic	N/A	$0.35
Diluted	N/A	$0.35

Dividends declared per common share	N/A	$0.075

Weighted average common shares:
Basic	N/A	213,732
Diluted	N/A	217,844

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013

Net earnings	$115,392	$90,842

Other comprehensive income (loss), net of tax:
Currency translation adjustments	13,784	(10,018)

Total other comprehensive income (loss), net of tax (1)	13,784	(10,018)

Comprehensive income:	129,176	80,824
Net earnings attributable to noncontrolling interests	2,960	10,704

Comprehensive income attributable to Jefferies Group LLC	$126,216	$70,120

(1)	No other comprehensive income (loss) is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended February 28, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013

Common stock, par value $0.0001 per share
Balance, beginning of period	$—	$—	$20
Issued	—	—	1

Balance, end of period	$—	$—	$21

Member’s paid-in capital
Balance, beginning of period	$5,280,420	$4,754,101	$—
Contributions	—	362,255	—
Net earnings to Jefferies Group LLC	112,432	161,191	—
Tax benefit for issuance of share-based awards	943	2,873	—

Balance, end of period	$5,393,795	$5,280,420	$—

Additional paid-in capital
Balance, beginning of period	$—	$—	$2,219,959
Benefit plan share activity (3)	—	—	3,138
Share-based expense, net of forfeitures and clawbacks	—	—	22,288
Proceeds from exercise of stock options	—	—	57
Acquisitions and contingent consideration	—	—	2,535
Tax deficiency for issuance of share-based awards	—	—	(17,965)
Dividend equivalents on share-based plans	—	—	1,418

Balance, end of period	$—	$—	$2,231,430

Retained earnings
Balance, beginning of period	$—	$—	$1,281,855
Net earnings to common shareholders	—	—	80,138
Dividends	—	—	(17,217)

Balance, end of period	$—	$—	$1,344,776

Accumulated other comprehensive income (loss) (1) (2)
Balance, beginning of period	$24,100	$—	$(53,137)
Currency adjustment	13,784	21,341	(10,018)
Pension adjustment, net of tax	—	2,759	—

Balance, end of period	$37,884	$24,100	$(63,155)

Treasury stock, at cost
Balance, beginning of period	$—	$—	$(12,682)
Purchases	—	—	(166,541)
Returns / forfeitures	—	—	(1,922)

Balance, end of period	$—	$—	$(181,145)

Total member’s / common stockholders’ equity	$5,431,679	$5,304,520	$3,331,927

Noncontrolling interests
Balance, beginning of period	$117,154	$356,180	$346,738
Net earnings attributable to noncontrolling interests	2,960	8,418	10,704
Contributions	31,075	100,210	—
Distributions	—	(25)	(1,262)
Redemptions	—	(347,629)	—
Consolidation (deconsolidation) of asset management entity	(120,781)	—	—

Balance, end of period	$30,408	$117,154	$356,180

Total equity	$5,462,087	$5,421,674	$3,688,107

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
(2)	There were no reclassifications out of Accumulated other comprehensive loss during the nine months ended November 30, 2013.
(3)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Cash flows from operating activities:
Net earnings	$115,392	$90,842

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	(3,951)	17,393
Gain on conversion option	(1,967)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	10,961
Accruals related to various benefit plans and stock issuances, net of forfeitures	—	23,505
Income on loans to and investments in related parties	(20,629)	—
Distributions received on investments in related parties	2,388	—
Other adjustments	(1,338)	(1,154)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(183,710)	352,891
Receivables:
Brokers, dealers and clearing organizations	(478,066)	(1,027,671)
Customers	(227,813)	(130,543)
Fees, interest and other	(35,076)	(29,149)
Securities borrowed	(756,481)	(224,557)
Financial instruments owned	(1,650,607)	229,394
Loans to and investments in related parties	—	(197,166)
Investments in managed funds	16,696	(2,213)
Securities purchased under agreements to resell	(694,175)	(224,418)
Other assets	(39,193)	25,489
Payables:
Brokers, dealers and clearing organizations	287,356	(1,031,335)
Customers	488,178	(111,139)
Securities loaned	572,285	(28,138)
Financial instruments sold, not yet purchased	2,282,870	2,327,667
Securities sold under agreements to repurchase	(10,772)	(197,493)
Accrued expenses and other liabilities	(297,462)	(267,336)

Net cash used in operating activities	(636,075)	(394,170)

Cash flows from investing activities:
Contributions to loans to and investments in related parties	(784,818)	—
Distributions from loans to and investments in related parties	779,638	—

Net payments on premises and equipment	(40,271)	(10,706)
Deconsolidation of asset management entity	(137,856)	—
Cash received from contingent consideration	1,442	1,203

Net cash used in investing activities	(181,865)	(9,503)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$953	$5,682
Proceeds from short-term borrowings	—	6,744,000
Payments on short-term borrowings	—	(6,794,000)
Proceeds from secured credit facility	250,000	900,000
Payments on secured credit facility	(200,000)	(990,007)
Net proceeds from other secured financings	35,683	60,000
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	(61)
Payments on repurchase of common stock	—	(166,541)
Payments on dividends	—	(15,799)
Proceeds from exercise of stock options, not including tax benefits	—	57
Net proceeds from issuance of senior notes, net of issuance costs	—	991,469
Proceeds from contributions of noncontrolling interests	31,075	—
Payments on distributions to noncontrolling interests	—	(1,262)

Net cash provided by financing activities	117,711	733,538

Effect of exchange rate changes on cash and cash equivalents	4,020	(4,502)

Net (decrease) increase in cash and cash equivalents	(696,209)	325,363

Cash and cash equivalents at beginning of period	3,561,119	2,692,595

Cash and cash equivalents at end of period	$2,864,910	$3,017,958

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
Interest	$244,269	$178,836
Income tax refunds, net of cash paid	(4,836)	(34,054)

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

On March 1, 2013, Jefferies Group LLC through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the Leucadia Transaction, we continue to operate as a full-service global investment banking firm, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports.

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

In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies (a U.S. broker-dealer) and our high yield activities are now conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.

As more fully described in Note 4, Leucadia and Related Transactions, the Leucadia Transaction is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible assets, and liabilities of Jefferies Group LLC be recorded at their fair values. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

result, our consolidated financial statements are presented for periods subsequent to March 1, 2013 for the new reporting entity (the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods have been prepared under two different cost bases of accounting.

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

Cash Flow Statement Presentation

For the three months ended February 28, 2014, certain amounts relating to loans and investments in related parties are classified as components of investing activities on the Consolidated Statements of Cash Flows to conform to the presentation of our Parent company in connection with the establishment of a new accounting entity through the application of push down accounting. These amounts were classified by the Predecessor entity as operating activities for reporting periods prior to the Leucadia Transaction.

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

Immaterial 2013 Adjustments

As indicated in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013 and our Annual Report on Form 10-K for the year ended November 30, 2013, we have made correcting adjustments (referred to as “adjustments”) to our historical financial statements for the first quarter of 2013. We do not believe these adjustments are material to our financial statements for the quarterly period ended February 28, 2013. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 26, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended November 30, 2013.

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

Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short- and long-term borrowings on an accrual basis with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted / amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Equivalents

Cash equivalents include highly liquid investments, including certificates of deposit and money market funds, not held for resale with original maturities of three months or less.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment includes internally developed software, which was increased to its fair market value in the allocation of the purchase price on March 1, 2013. The revised carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life. See Note 4, Leucadia and Related Transactions for more information regarding the allocation of the purchase price.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income Taxes

Prior to the Leucadia Transaction we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. Subsequently, our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. In states that neither accept nor require combined or unitary tax returns, certain subsidiaries file separate state income tax returns. We also are subject to income tax in various foreign jurisdictions in which we operate. For the Successor period, we account for our provision for income taxes using a “separate return” method. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting, the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. In the Successor period, Jefferies provides deferred taxes on its temporary differences and on any carryforwards that it could claim on its hypothetical tax return. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results. The tax benefit related to Leucadia dividends and dividend equivalents paid on nonvested share-based payment awards are recognized as an increase to Additional paid-in capital. These amounts are included in tax benefits for issuance of share-based awards on the Consolidated Statements of Changes in Equity.

We record uncertain tax positions using a two-step process: (i) we determine whether it is more likely than not that each tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. As of February 28, 2014, we have reserved approximately $21.0 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the Securities and Exchange Commission, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Prior to the Leucadia Transaction, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor periods, basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. For Predecessor periods, diluted EPS is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share.

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

Adopted Accounting Standards

Balance Sheet Offsetting Disclosures. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The updates require new disclosures regarding balance sheet offsetting and related arrangements. For derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, the updates require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

balance sheet. We adopted the guidance effective December 1, 2013 and have reflected the new disclosures in our consolidated financial statements. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the guidance effective March 1, 2013, presenting the additional disclosures within our Consolidated Statements of Changes in Equity. Adoption did not affect our results of operations, financial condition or cash flows.

Accounting Standards to be Adopted in Future Periods

Income Taxes. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to eliminate diversity in practice. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. We do not expect that the adoption of this update will have a material effect on our consolidated financial statements.

Note 4.	Leucadia and Related Transactions

Leucadia Transaction

On March 1, 2013, Jefferies Group LLC completed a business combination with Leucadia and became a wholly-owned subsidiary of Leucadia as described in Note 1, Organization and Basis of Presentation. Each share of Jefferies Group Inc.’s common stock outstanding was converted into common shares of Leucadia at an Exchange Ratio of 0.81 of a Leucadia common share for each share of Jefferies Group, Inc. (the “Exchange Ratio”). Leucadia exchanged Jefferies Group, Inc.’s $125.0 million 3.25% Series A-1 Convertible Cumulative Preferred Stock for a new series of Leucadia $125.0 million 3.25% Cumulative Convertible Preferred Shares. In addition, each restricted share and restricted stock unit of Jefferies Group, Inc. common stock was converted at the Exchange Ratio, into an equivalent award of shares of Leucadia, with all such awards for Leucadia shares subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.

Leucadia did not assume or guarantee any of our outstanding debt securities, but our 3.875% Convertible senior Debentures due 2029 with an aggregate principal amount of $345.0 million became convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same.

The Leucadia Transaction resulted in a change in our ownership and was recorded under the acquisition method of accounting by Leucadia and pushed-down to us by allocating the total purchase consideration of $4.8 billion to the cost of the assets

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

acquired, including intangible assets, and liabilities assumed based on their estimated fair values. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed is recorded as goodwill. The goodwill arising from the Leucadia Transaction consists largely of our commercial potential and the value of our assembled workforce.

In connection with the Leucadia Transaction, we recognized $2.1 million in transaction costs during the three months ended February 28, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets acquired:
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (1)	15,551
Finite-lived intangible customer relationships (1)	136,002
Finite-lived trade name (1)	131,299
Other assets	939,600

Total assets	$38,036,242

Liabilities assumed:
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	793,843
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951

Total liabilities	$34,646,341

Noncontrolling interests	356,180

Fair value of net assets acquired, excluding goodwill	$3,033,721

Goodwill	$1,720,380

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.

Intangible assets, not including goodwill, totaling approximately $282.9 million were identified and recognized as part of the acquisition accounting. The goodwill of $1.7 billion is not deductible for tax purposes.

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

We generally invest our excess cash in money market funds and other short-term instruments. Cash equivalents include highly liquid investments not held for resale and with original maturities of three months or less. The following are financial instruments classified as cash and cash equivalents that are deemed by us to be generally readily convertible into cash as of February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014	November 30, 2013

Cash and cash equivalents:
Cash in banks	$670,082	$830,438
Certificate of deposit	50,004	50,005
Money market investments	2,144,824	2,680,676

Total cash and cash equivalents	$2,864,910	$3,561,119

Cash and securities segregated (1)	$3,801,517	$3,616,602

(1)	Consists of deposits at exchanges and clearing organizations, as well as deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying client accounts to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients, and Jefferies Bache, LLC which, as a futures commission merchant, is subject to the segregation requirements pursuant to the Commodity Exchange Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2014 and November 30, 2013 by level within the fair value hierarchy (in thousands):

	February 28, 2014
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,197,314	$400,134	$12,341	$—	$2,609,789
Corporate debt securities	—	3,231,323	29,315	—	3,260,638
Collateralized debt obligations	—	251,416	66,028	—	317,444
U.S. government and federal agency securities	2,098,286	138,695	—	—	2,236,981
Municipal securities	—	563,190	—	—	563,190
Sovereign obligations	1,751,744	877,387	—	—	2,629,131
Residential mortgage-backed securities	—	3,384,620	116,992	—	3,501,612
Commercial mortgage-backed securities	—	1,209,978	17,486	—	1,227,464
Other asset-backed securities	—	34,937	2,375	—	37,312
Loans and other receivables	—	1,165,264	128,832	—	1,294,096
Derivatives	40,304	2,352,971	2,940	(2,172,516)	223,699
Investments at fair value	—	10	118,268	—	118,278
Physical commodities	—	105,982	—	—	105,982

Total financial instruments owned	$6,087,648	$13,715,907	$494,577	$(2,172,516)	$18,125,616

Cash and cash equivalents	$2,864,910	$—	$—	$—	$2,864,910
Investments in managed funds	$—	$11,614	$59,528	$—	$71,142
Cash and securities segregated and on deposit for regulatory purposes (2)	$3,801,517	$—	$—	$—	$3,801,517
Securities received as collateral	$1,051	$—	$—	$—	$1,051

Total Level 3 assets			$554,105

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,531,598	$68,558	$1,015	$—	$1,601,171
Corporate debt securities	—	1,773,525	—	—	1,773,525
U.S. government and federal agency securities	2,578,965	—	—	—	2,578,965
Sovereign obligations	1,532,088	949,468	—	—	2,481,556
Residential mortgage-backed securities	—	7,230	—	—	7,230
Loans	—	695,847	10,260	—	706,107
Derivatives	60,012	2,341,346	8,713	(2,221,566)	188,505
Physical commodities	—	41,545	—	—	41,545

Total financial instruments sold, not yet purchased	$5,702,663	$5,877,519	$19,988	$(2,221,566)	$9,378,604

Obligation to return securities received as collateral	$1,051	$—	$—	$—	$1,051
Other secured financings	$—	$20,000	$30,394	$—	$50,394
Embedded conversion option	$—	$7,607	$—	$—	$7,607

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(2)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $749.2 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,913,220	$175,493	$9,884	$—	$2,098,597
Corporate debt securities	—	2,957,102	25,666	—	2,982,768
Collateralized debt obligations	—	182,095	37,216	—	219,311
U.S. government and federal agency securities	2,293,221	40,389	—	—	2,333,610
Municipal securities	—	664,054	—	—	664,054
Sovereign obligations	1,458,803	889,685	—	—	2,348,488
Residential mortgage-backed securities	—	2,932,268	105,492	—	3,037,760
Commercial mortgage-backed securities	—	1,130,410	17,568	—	1,147,978
Other asset-backed securities	—	55,475	12,611	—	68,086
Loans and other receivables	—	1,203,238	145,890	—	1,349,128
Derivatives	40,952	2,472,237	1,493	(2,253,589)	261,093
Investments at fair value	—	40	101,242	—	101,282
Physical commodities	—	37,888	—	—	37,888

Total financial instruments owned	$5,706,196	$12,740,374	$457,062	$(2,253,589)	$16,650,043

Cash and cash equivalents	$3,561,119	$—	$—	$—	$3,561,119
Investments in managed funds	$—	$—	$57,285	$—	$57,285
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,616,602	$—	$—	$—	$3,616,602
Securities received as collateral	$11,063	$—	$—	$—	$11,063

Total Level 3 assets			$514,347

Liabilities:

Financial instruments sold,
Corporate equity securities	$1,782,903	$40,358	$38	$—	$1,823,299
Corporate debt securities	—	1,346,078	—	—	1,346,078
U.S. government and federal agency securities	1,324,326	—	—	—	1,324,326
Sovereign obligations	1,360,269	471,088	—	—	1,831,357
Residential mortgage-backed securities	—	34,691	—	—	34,691
Loans	—	672,838	22,462	—	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	—	36,483	—	—	36,483

Total financial instruments sold, not yet purchased	$4,511,327	$5,081,999	$30,898	$(2,352,611)	$7,271,613

Obligation to return securities received as collateral	$11,063	$—	$—	$—	$11,063
Other secured financings	$—	$31,000	$8,711	$—	$39,711
Embedded conversion option	$—	$9,574	$—	$—	$9,574

(1)	During the nine months ended November 30, 2013, we transferred listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $304.2 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•	Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 or Level 3 of the fair value hierarchy.

•	Non-exchange Traded Equity Securities: Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•	Equity warrants: Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•	Corporate Bonds: Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed for recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and comprise a limited portion of our corporate bonds.

•	High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed for recently executed market transactions of comparable size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about our investments in entities that have the characteristics of an investment company at February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014
	Fair Value (6)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$37,078	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	244	—	—
Fund of Funds(3)	315	94	—
Equity Funds(4)	65,878	38,714	—
Convertible Bond Funds(5)	3,703	—	At Will

Total(7)	$107,218	$38,808

	November 30, 2013
	Fair Value (6)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$20,927	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	244	—	—
Fund of Funds(3)	494	94	—
Equity Funds(4)	66,495	40,816	—
Convertible Bond Funds(5)	3,473	—	At Will

Total(7)	$91,633	$40,910

(1)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At February 28, 2014 and November 30, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 - 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $14.7 million at February 28, 2014. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.
(2)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(3)	Includes investments in fund of funds that invest in various private equity funds. At February 28, 2014 and November 30, 2013, approximately 97% and 98%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.
(4)	At February 28, 2014 and November 30, 2013, investments representing approximately 99% and 99%, respectively of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At February 28, 2014 and November 30, 2013, this category includes investments in equity funds managed by us with a fair value of $53.6 million and $54.4 million and unfunded commitments of $37.1 million and $39.2 million, respectively.
(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(6)	Fair value has been estimated using the net asset value derived from each of the funds’ capital statements.
(7)	Investments at fair value in the Consolidated Statements of Financial Condition at February 28, 2014 and November 30, 2013 include $82.2 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table. We have unfunded commitments to such investments of $3.3 million and $3.3 million in aggregate at February 28, 2014 and November 30, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Secured Financings

Other secured financings include the notes issued by consolidated VIEs, which are classified as Level 2 within the fair value hierarchy. Fair value is based on recent transaction prices. In addition, at February 28, 2014, Other secured financings includes $30.4 million related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

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

Pricing Information

At February 28, 2014 and November 30, 2013, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	February 28, 2014		November 30, 2013
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased

Exchange closing prices	12%	16%	12%	25%
Recently observed transaction prices	6%	5%	5%	4%
External pricing services	68%	74%	68%	66%
Broker quotes	3%	3%	3%	3%
Valuation techniques	11%	2%	12%	2%

	100%	100%	100%	100%

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2014 (in thousands):

	Three Months Ended February 28, 2014
	Balance, November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance, February 28, 2014	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$(1,393)	$134	$—	$—	$—	$3,716	$12,341	$(1,319)
Corporate debt securities	25,666	(2,014)	4,136	(624)	—	—	2,151	29,315	193
Collateralized debt obligations	37,216	10,184	76,511	(78,081)	(144)	—	20,342	66,028	5,662
Residential mortgage-backed securities	105,492	(1,626)	9,637	(13,703)	(1,755)	—	18,947	116,992	(2,097)
Commercial mortgage-backed securities	17,568	(3,032)	8,933	(14,645)	(50)	—	8,712	17,486	(958)
Other asset-backed securities	12,611	72	2,250	(2,048)	(83)	—	(10,427)	2,375	7
Loans and other receivables	145,890	(3,902)	36,213	(49,475)	(935)	—	1,041	128,832	(3,807)
Investments, at fair value	101,242	24,889	22,500	(29,587)	—	—	(776)	118,268	24,889
Investments in managed funds	57,285	(2,859)	5,102	—	—	—	—	59,528	(2,859)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$8	$—	$411	$—	$—	$558	$1,015	$(8)
Net derivatives (2)	6,905	1,267	(1,327)	2,169	197	—	(3,438)	5,773	(1,267)
Loans	22,462	(153)	(18,913)	4,887	—	—	1,977	10,260	(153)
Other secured financings	8,711	—	—	—	—	21,683	—	30,394	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2014

During the three months ended February 28, 2014, transfers of assets of $91.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $38.1 million, commercial mortgage backed-securities of $9.0 million and other asset-backed securities of $1.8 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

•	Corporate equity securities of $7.4 million and corporate debt securities of $2.3 million due to lack of observable market transactions;

•	Collateralized debt obligations of $23.5 million which have little to no transparency in trade activity;

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended February 28, 2014, transfers of assets of $47.3 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $19.1 million, commercial mortgage-backed securities of $0.2 million and other asset-backed securities of $12.2 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $3.3 million, loans and other receivables of $7.9 million and investments at fair value of $0.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and corporate debt securities of $0.2 million due to an increase in observable market transactions.

During the three months ended February 28, 2014, there were transfers of loan liabilities of $2.9 million from Level 3 to Level 2 and transfers of $4.8 million from Level 2 to Level 3 due to an increase and decrease in observable inputs in the valuation, respectively. There were $3.4 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuing of derivative contracts.

Net gains on Level 3 assets were $20.3 million and net losses on Level 3 liabilities were $1.1 million for the three months ended February 28, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain collateralized debt obligations and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, corporate debt securities, residential and commercial mortgage-backed securities, loans and other receivables and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments, partially offset by decrease in valuation of certain loan positions.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (3)
	Balance, November 30, 2012	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	—	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	5,952	(4,923)	(9,721)	(1,099)	75,067	1,171
Investments in managed funds	57,763	(363)	11,068	—	(8,492)	—	59,976	(363)

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (2)	9,188	2,648	—	—	—	(651)	11,185	2,648
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended February 28, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2014 and November 30, 2013

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$4,988
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.3	—
Corporate debt securities	$25,644
		Scenario analysis	Estimated recovery percentage	20% to 31%	26.0%
		Market approach	Yield	11.7% to 11.8%	11.7%
Collateralized debt obligations	$63,778
		Discounted cash flows	Constant prepayment rate	0% to 20%	14%
			Constant default rate	0% to 2%	1%
			Loss severity	30% to 70%	50%
			Yield	4% to 81%	20%
Residential mortgage-backed securities	$116,992
		Discounted cash flows	Constant prepayment rate	2% to 50%	10%
			Constant default rate	2% to 100%	25%
			Loss severity	0% to 85%	55%
			Yield	1% to 14%	8%
Commercial mortgage-backed securities	$17,486
		Discounted cash flows	Yield	4% to 11%	8%
			Cumulative loss rate	0% to 8%	5%
Other asset-backed securities	$2,375
		Discounted cash flows	Constant prepayment rate	0%	—
			Constant default rate	0%	—
			Yield	5%	—
Loans and other receivables	$111,642
		Comparable pricing	Comparable bond or loan price	$97 to $101	$100
		Market approach	Yield	2.6% to 3.3%	2.9%
			EBITDA (a) multiple	7	—
		Scenario analysis	Estimated recovery percentage	10% to 79%	71%
Derivatives	$2,940
Forward contract		Comparable pricing	Comparable loan price	$68 to $104	$89
Investments at fair value
Private equity securities	$33,785
		Comparable pricing	Comparable share price	$27	—
		Net asset value	Discount to net asset value	10%	—

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Derivatives	$8,713
Loan commitments		Comparable pricing	Comparable bond or loan price	$100	—

Loans	$10,260
		Comparable pricing	Comparable bond or loan price	$100.50	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%

Corporate debt securities	$17,699
		Scenario analysis	Estimated recovery percentage	24%
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%
Collateralized debt obligations	$34,316
		Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%
Residential mortgage-backed securities	$105,492
		Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%
Commercial mortgage-backed securities	$17,568
		Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%
Other asset-backed securities	$12,611
		Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%
Loans and other receivables	$101,931
		Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%
Derivatives	$1,493
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.875
Investments at fair value	$30,203
Private equity securities		Comparable pricing	Comparable share price	$414
		Market approach	Discount rate	15% to 30%	23%

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Derivatives	$8,398
Equity options		Option model	Volatility	36.25% to 41%	39%

Loans	8,106
		Comparable pricing	Comparable bond or loan price	$101.88	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table. At February 28, 2014 and November 30, 2013, asset exclusions consisted of $114.9 million and $127.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts and certain corporate loans. At February 28, 2014 and November 30, 2013, liability exclusions consisted of $1.0 million and $14.4 million, respectively of corporate loan commitments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•	Private equity securities, corporate debt securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•	Non-exchange traded securities, corporate debt securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate of a private equity security would result in a significantly lower (higher) fair value measurement.

•	Corporate debt securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•	Collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severities or cumulative loss rate and discount rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

•	Private equity securities using a net asset value technique. A significant increase (decrease) in the discount applied to net asset value would result in a significant (lower) higher fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Financial Instruments Owned:
Loans and other receivables	$4,467	$3,924

Financial Instruments Sold:
Loans	$(462)	$—
Loan commitments	(2,357)	(2,746)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	Successor
	February 28, 2014	November 30, 2013
Financial Instruments Owned:
Loans and other receivables (2)	$255,398	$264,896
Loans greater than 90 days past due (1) (2)	—	—

(1)	The aggregate fair value of loans that were 90 or more days past due was $-0- million and $-0- at February 28, 2014 and November 30, 2013.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loan receivables on nonaccrual status at February 28, 2014 and November 30, 2013.

Note 7.	Derivative Financial Instruments

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 6, Fair Value Disclosures and Note 21, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

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

In connection with our derivative activities, we may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. In addition, we enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

Under our ISDA master netting agreements, we typically also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex. In the event of the counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.

The conditions supporting the legal right of offset may vary from one legal jurisdiction to another and the enforceability of master netting agreements and bankruptcy laws in certain countries or in certain industries is not free from doubt. The right of offset is dependent both on contract law under the governing arrangement and consistency with the bankruptcy laws of the jurisdiction where the counterparty is located. Industry legal opinions with respect to the enforceability of certain standard provisions in respective jurisdictions are relied upon as a part of managing credit risk. In cases where we have not determined an agreement to be enforceable, the related amounts are not offset. Master netting agreements are a critical component of our risk management processes as part of reducing counterparty credit risk and managing liquidity risk.

We are also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open derivative contracts.

The following tables present the fair value and related number of derivative contracts at February 28, 2014 and November 30, 2013 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the statement of financial condition as appropriate under GAAP and 2) the extent to which other rights of setoff

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts). See Note 8, Collateralized Transactions, for information related to offsetting of certain secured financing transactions.

	February 28, 2014 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts
Exchange-traded	$4,265	40,007	$7,670	47,510
Cleared OTC	519,964	2,222	523,532	1,964
Bilateral OTC	711,837	1,190	677,525	612
Foreign exchange contracts
Exchange-traded	29	56,669	68	66,613
Bilateral OTC	582,894	9,665	622,707	11,809
Equity contracts
Exchange-traded	423,076	1,441,414	421,531	1,446,583
Bilateral OTC	3,640	96	13,418	104
Commodity contracts
Exchange-traded	26,851	678,154	27,547	698,329
Bilateral OTC	106,004	4,062	88,289	3,173
Credit contracts
Cleared OTC	13,695	17	15,545	14
Bilateral OTC	3,961	19	12,239	26

Total gross derivative assets/ liabilities:
Exchange-traded	454,221		456,816
Cleared OTC	533,659		539,077
Bilateral OTC	1,408,336		1,414,178

Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(448,484)		(448,484)
Cleared OTC	(522,286)		(514,335)
Bilateral OTC	(1,201,747)		(1,258,747)

Net amounts per Consolidated Statements of Financial Condition (3)	$223,699		$188,505

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/ or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2013 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts

Interest rate contracts
Exchange-traded	$8,696	57,344	$3,846	68,268
Cleared OTC	432,667	5,402	396,422	7,730
Bilateral OTC	724,613	1,221	730,897	1,340
Foreign exchange contracts
Exchange-traded	33	111,229	40	104,205
Bilateral OTC	653,739	7,478	693,618	8,212
Equity contracts
Exchange-traded	495,069	1,742,195	465,110	1,800,467
Bilateral OTC	6,715	148	9,875	136
Commodity contracts
Exchange-traded	27,185	785,718	33,661	780,358
Bilateral OTC	114,095	11,811	139,458	8,359
Credit contracts
Cleared OTC	49,531	49	51,632	46
Bilateral OTC	2,339	16	8,131	19

Total gross derivative assets/ liabilities:
Exchange-traded	530,983		502,657
Cleared OTC	482,198		448,054
Bilateral OTC	1,501,501		1,582,979

Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(489,375)		(489,375)
Cleared OTC	(446,520)		(445,106)
Bilateral OTC	(1,317,694)		(1,418,130)

Net amounts per Consolidated Statements of Financial Condition (3)	$261,093		$180,079

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/ or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended February 28, 2014 and 2013 (in thousands):

	Three Months Ended
Gains (Losses)	February 28, 2014	February 28, 2013

Interest rate contracts	$(208)	$38,936
Foreign exchange contracts	5,437	11,895
Equity contracts	(91,101)	(22,021)
Commodity contracts	16,186	19,585
Credit contracts	(3,889)	(3,742)

Total	$(73,575)	$44,653

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as of February 28, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$41,185	$132	$—	$—	$41,317
Credit default swaps	—	436	—	—	436
Equity swaps and options	1,446	—	—	—	1,446
Total return swaps	3,612	—	—	(34)	3,578
Foreign currency forwards, swaps and options	117,738	18,721	36	(17,246)	119,249
Interest rate swaps, options and forwards	67,280	108,067	116,922	(60,576)	231,693

Total	$231,261	$127,356	$116,958	$(77,856)	397,719

Cross product counterparty netting					(9,332)

Total OTC derivative assets included in Financial instruments owned					$388,387

(1)	At February 28, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $11.1 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At February 28, 2014, cash collateral received was $176.1 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	OTC Derivative Liabilities (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total

Commodity swaps, options and forwards	$23,585	$108	$—	$—	$23,693
Credit default swaps	2,116	4,512	66	—	6,694
Equity swaps and options	—	—	11,006	—	11,006
Total return swaps	1,706	34	—	(34)	1,706
Foreign currency forwards, swaps and options	153,068	23,466	—	(17,246)	159,288
Interest rate swaps, options and forwards	24,764	108,398	132,889	(60,576)	205,475

Total	$205,239	$136,518	$143,961	$(77,856)	407,862

Cross product counterparty netting					(9,332)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$398,530

(1)	At February 28, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $15.2 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At February 28, 2014, cash collateral pledged was $225.2 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At February 28, 2014, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):

A- or higher	$242,672
BBB- to BBB+	8,093
BB+ or lower	80,870
Unrated	56,752

Total	$388,387

(1)	We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 28, 2014 and November 30, 2013 is $110.7 million and $170.2 million, respectively, for which we have posted collateral of $72.9 million and $127.7 million, respectively, in the normal course of business. If the

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit-risk-related contingent features underlying these agreements were triggered on February 28, 2014 and November 30, 2013, we would have been required to post an additional $42.5 million and $49.4 million, respectively, of collateral to our counterparties.

Note 8.	Collateralized Transactions

We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2014 and November 30, 2013, the approximate fair value of securities received as collateral by us that may be sold or repledged was $23.5 billion and $21.9 billion, respectively. The fair value of securities received as collateral at February 28, 2014 and November 30, 2013 that pertains to our securities financing activities at February 28, 2014 and November 30, 2013 are as follows (in thousands):

	February 28, 2014	November 30, 2013
Carrying amount:
Securities purchased under agreements to resell	$4,448,531	$3,746,920
Securities borrowed	6,119,935	5,359,846
Securities received as collateral	1,051	11,063

Total assets on Consolidated Statement of Financial Condition	10,569,517	9,117,829
Netting of securities purchased under agreements to resell (1)	8,572,185	8,968,529

	19,141,702	18,086,358
Fair value of additional collateral received (2)	4,321,796	3,866,577

Fair value of securities received as collateral	$23,463,498	$21,952,935

(1)	Represents the netting of securities purchased under agreements to resell with securities sold under agreements to repurchase balances for the same counterparty under legally enforceable netting agreements.
(2)	Includes 1) collateral received from customers for margin balances unrelated to arrangements for securities purchased under agreements to resell or securities borrowed with a fair value of $1,498.6 million and $1,182.1 million at February 28, 2014 and November 30, 2013, respectively, of which $600.0 million and $596.2 million had been rehypothecated, 2) collateral received on securities for securities transactions of $2,877.5 million and $2,656.9 million at February 28, 2014 and November 30, 2013, respectively and 3) differences in collateral required as compared to reverse repurchase and securities borrowed contract amounts.

At February 28, 2014 and November 30, 2013, a substantial portion of the securities received by us had been sold or repledged.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At February 28, 2014 and November 30, 2013, $1.1 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

Offsetting of Securities Financing Agreements

To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. In addition, we enter into customized bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

In the event of the counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.

The conditions supporting the legal right of offset may vary from one legal jurisdiction to another and the enforceability of master netting agreements and bankruptcy laws in certain countries or in certain industries is not free from doubt. The right of offset is dependent both on contract law under the governing arrangement and consistency with the bankruptcy laws of the jurisdiction where the counterparty is located. Industry legal opinions with respect to the enforceability of certain standard provisions in respective jurisdictions are relied upon as a part of managing credit risk. Master netting agreements are a critical component of our risk management processes as part of reducing counterparty credit risk and managing liquidity risk.

We are also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open repurchase and/or securities lending transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statement of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statement of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position. See Note 7, Derivative Financial Instruments, for information related to offsetting of derivatives.

	February 28, 2014
(in thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,119,935	—	6,119,935	(655,539)	(1,197,430)	$4,266,966
Reverse repurchase agreements	$13,020,716	(8,572,185)	4,448,531	(196,671)	(4,197,094)	$54,766

Liabilities
Securities lending arrangements	$3,082,032	—	3,082,032	(655,539)	(2,384,307)	$42,186
Repurchase agreements	$19,349,250	(8,572,185)	10,777,065	(196,671)	(9,247,075)	$1,333,319

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $4,202.5 million of securities borrowing arrangements, for which we have received securities collateral of $4,076.5 million, and $1,325.0 million of repurchase agreements, for which we have pledged securities collateral of $1,358.3 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

	November 30, 2013
(in thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$5,359,846	—	5,359,846	(530,293)	(957,140)	$3,872,413
Reverse repurchase agreements	$12,715,449	(8,968,529)	3,746,920	(590,754)	(3,074,540)	$81,626

Liabilities
Securities lending arrangements	$2,506,122	—	2,506,122	(530,293)	(1,942,271)	$33,558
Repurchase agreements	$19,748,374	(8,968,529)	10,779,845	(590,754)	(8,748,641)	$1,440,450

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 9.	Securitization Activities

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding secured borrowing is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers made as part of our securitization activities for which we have not relinquished control over the related assets was $30.4 million and $30.4 million, respectively, at February 28, 2014 and $8.7 million and $8.7 million, respectively, at November 30, 2013. The related liabilities do not have recourse to our general credit.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013

Transferred assets	$1,626.9	$2,735.2
Proceeds on new securitizations	1,628.1	2,751.3
Net revenues	0.7	12.9

Cash flows received on retained interests	$8.5	$32.3

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these SPEs and have no liabilities related to these SPEs at February 28, 2014 and November 30, 2013. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned – Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 10, Variable Interest Entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	As of February 28, 2014
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,130.8	$237.0
U.S. government agency commercial mortgage-backed securities	6,830.7	245.5
Collateralized loan obligations	728.5	8.9

	As of November 30, 2013
Securitization Type	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

We do not have any outstanding derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included within total Financial instruments owned - Mortgage- and asset-backed securities on our Consolidated Statements of Financial Condition.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of February 28, 2014 and November 30, 2013. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

(in millions)	February 28, 2014		November 30, 2013
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$0.2	$—	$0.2
Financial instruments owned	97.5	0.4	97.5	0.4
Securities purchased under agreement to resell (1)	220.0	—	195.1	—
Other assets	3.2	—	2.3	—

	$320.7	$0.6	$294.9	$0.6

Other secured financings (2)	$317.5	$—	$292.5	$—
Other liabilities	3.0	0.2	2.1	0.2

	$320.5	$0.2	$294.6	$0.2

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $77.5 million and $66.5 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at February 28, 2014 and November 30, 2013, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We are the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit.

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the three months ended February 28, 2014 and 2013. We have no explicit or implicit arrangements to provide additional financial support to these VIEs at February 28, 2014 and November 30, 2013.

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	February 28, 2014
(in millions)	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss		VIE Assets

Collateralized loan obligations (2)	$24.2	$2.3	$281.1		$2,076.8
Agency mortgage- and asset-backed securitizations (1) (3)	1,733.2	—	1,733.2	(5)	3,463.3
Non-agency mortgage- and asset-backed securitizations (1) (3)	862.4	—	862.4	(5)	89,546.7
Asset management vehicle (4)	3.7	—	3.7	(5)	470.0
Private equity vehicles (4)	41.3	—	67.5		88.1

Total	$2,664.8	$2.3	$2,947.9		$95,644.9

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at February 28, 2014, and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Assets consist of debt securities and participation interests in corporate loans accounted for at fair value, which are included within Financial instruments owned. Liabilities consist of forward sale agreements and a guarantee provided to a CLO managed by Jefferies Finance, which are accounted for at fair value and included within Financial instruments sold, not yet purchased.
(3)	Assets consist of debt securities accounted for at fair value, which are included within Financial instruments owned.
(4)	Assets consist of equity interests, which are included within Investments in managed funds.
(5)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2013
(in millions)	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss		VIE Assets

Collateralized loan obligations (2)	$11.9	$0.2	$88.8		$1,122.3
Agency mortgage- and asset-backed securitizations (1) (3)	1,226.0	—	1,226.0	(5)	5,857.3
Non-agency mortgage- and asset-backed securitizations (1) (3)	840.1	—	840.1	(5)	78,070.8
Asset management vehicle (4)	3.5	—	3.5	(5)	454.2
Private equity vehicles (4)	40.8	—	68.8		89.4

Total	$2,122.3	$0.2	$2,227.2		$85,594.0

(1)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.
(2)	Assets consist of debt securities accounted for at fair value, which are included within Financial instruments owned. Liabilities consist of forward sale agreements accounted for at fair value, which are included within Financial instruments sold, not yet purchased.
(3)	Assets consist of debt securities accounted for at fair value, which are included within Financial instruments owned.
(4)	Assets consist of equity interests, which are included within Investments in managed funds.
(5)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

Collateralized Loan Obligations. We act as transferor and underwriter in collateralized loan obligation (“CLOs”) transactions and retain securities representing variable interests in the CLOs. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We also enter into forward sale agreements and master participation agreements with CLOs. Under forward sale agreements, we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to a CLO. Under master participation agreements, we purchase participation interests in corporate loans held by a CLO.

In addition, we own variable interests in CLOs previously managed by us. Our variable interests consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. Our exposure to loss from these CLOs is limited to our investments in the debt securities held. Management and incentives fees are accrued as the amounts become realizable. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds. We also have provided a guarantee to a CLO managed by Jefferies Finance, whereby we guarantee certain of the obligations of Jefferies Finance to the CLO.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage- and Asset-Backed Vehicles. In connection with our trading and market making activities, we buy and sell mortgage- and asset-backed securities. Mortgage- and asset-backed securities issued by securitization entities are generally considered variable interests in VIEs. A substantial portion of our variable interests in mortgage- and asset-backed VIEs are sponsored by unrelated third parties. The variable interests consist entirely of mortgage- and asset-backed securities and are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. In addition to the agency mortgage- and asset-backed securities, non-agency mortgage- and asset-backed securities and collateralized loan obligations presented in the above table, we owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities were acquired in connection with our secondary market making activities and our securitization activities. Total securities issued by securitization SPEs at February 28, 2014 consist of the following (in millions):

	Nonagency	Agency	Total
Variable interests in collateralized loan obligations	$24.2	$—	$24.2
Variable interests in agency mortgage- and asset-backed securitizations	—	1,733.2	1,733.2
Variable interests in nonagency mortgage- and asset-backed securitizations	862.4	—	862.4
Additional securities in connection with trading and market making activities:
Residential mortgage-backed securities	40.9	1,750.2	1,791.1
Commercial mortgage-backed securities	31.0	613.1	644.1
Collateralized debt obligations	22.7	—	22.7
Other asset-backed securities	18.2	—	18.2

Total mortgage- and asset-backed securities on the Consolidated Statements of Financial Condition	$999.4	$4,096.5	$5,095.9

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that invests primarily in convertible bonds and enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of February 28, 2014 and November 30, 2013 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of February 28, 2014 and November 30, 2013, we funded approximately $48.8 million and $47.0 million, respectively, of our commitment. The carrying amount of our equity investment was $39.7 million and $39.2 million at February 28, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.6 million and $1.6 million at February 28, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.

Note 11.	Investments

We have investments in Jefferies Finance, LLC (“Jefferies Finance”), Jefferies LoanCore LLC (“Jefferies LoanCore”) and KCG Holdings, Inc. (“Knight”). Our investment in Knight is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value – Corporate equity securities on the Consolidated Statements of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statements of Earnings. Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of February 28, 2014, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. As of February 28, 2014, we have funded $352.1 million of our $600.0 million commitment, leaving $247.9 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $700.0 million at February 28, 2014. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At February 28, 2014 and November 30, 2013, we have funded $175.0 million and $123.8 million, respectively, of our $350.0 million commitment. During the three months ended February 28, 2014 and 2013, $0.5 million and $4.1 million of interest income and $0.7 million and $0.3 million of unfunded commitment fees, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for Jefferies Finance as of February 28, 2014 and November 30, 2013 (in millions):

	February 28, 2014	November 30, 2013

Total assets	$3,790.5	$3,271.9
Total liabilities	3,086.4	2,597.0
Total equity	704.1	674.9
Our total equity balance	352.1	337.3

The net earnings of Jefferies Finance were $29.2 million and $36.7 million for the three months ended February 28, 2014 and 2013, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $47.6 million and $39.9 million during the three months ended February 28, 2014 and 2013, respectively, recognized in Investment banking revenues on the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $4.3 million and $0.8 million during the three months ended February 28, 2014 and 2013, respectively, which are recognized as Business development expenses on the Consolidated Statements of Earnings. Under a service agreement, we charged Jefferies Finance $21.7 million and $15.7 million for services provided during the three months ended February 28, 2014 and 2013, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $19.0 million and $31.1 million at February 28, 2014 and November 30, 2013, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. As of February 28, 2014 and November 30, 2013, we have funded $129.5 million and $175.5 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore as of February 28, 2014 and November 30, 2013 (in millions):

	February 28, 2014	November 30, 2013

Total assets	$768.3	$974.9
Total liabilities	396.2	507.9
Total equity	372.1	467.0
Our total equity balance	180.5	226.5

The net earnings of Jefferies LoanCore were $5.0 million and $7.3 million for the three months ended February 28, 2014 and 2013, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.1 million and $0.6 million for the three months ended February 28, 2014 and 2013, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $20,000 and $230,000 at February 28, 2014 and November 30, 2013, respectively.

In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $0.3 million during the three months ended February 28, 2014. In addition, Jefferies LoanCore enters into derivative transactions with us to hedge its loan portfolio.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital Group, Inc., a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock, which contained certain conversion options, in exchange for cash consideration of $125.0 million. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital Group Inc. common stock for the remainder of our holdings. As of February 28, 2014, we owned approximately 13% of the outstanding common stock of Knight. During March 2014, we acquired 6.0 million additional shares of Knight, resulting in our ownership of approximately 19.6% of Knight’s outstanding common stock.

We elected to record our investment in Knight at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at February 28, 2014 is based on the closing exchange price of Knight’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $(1.0) million and $26.5 million for three months ended February 28, 2014 and 2013, respectively, are recognized in Revenues - Principal transactions on the Consolidated Statement of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of selected financial information for Knight as of December 31, 2013, the most recently available public financial information for the company (in millions):

December 31, 2013

Total assets	$6,991.3
Total liabilities	5,484.0
Total equity	1,507.3

Knight’s net income attributable to common shareholders was $141.7 million for the year ended December 31, 2013.

We have separately entered into securities lending transactions with Knight in the normal course of our capital markets activities. At February 28, 2014, the balances of securities borrowed and securities loaned were $12.9 million and $23.6 million, respectively, and at November 30, 2013, $11.0 million and $22.7 million, respectively.

Note 12.	Goodwill and Other Intangible Assets

In connection with the Leucadia Transaction, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, as of March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. See Note 4, Leucadia and Related Transactions for further information.

Goodwill

Goodwill resulting from the Leucadia Transaction attributed to our reportable segments are as follows (in thousands):

	February 28, 2014	November 30, 2013
Capital Markets	$1,719,783	$1,717,246
Asset Management	5,100	5,100

Total goodwill	$1,724,883	$1,722,346

The following table is a summary of the changes to goodwill for the three months ended February 28, 2014, nine months ended November 30, 2013, and three months ended February 28, 2013 (in thousands):

	Successor			Predecessor
	Three Months Ended February 28, 2014	Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013

Balance, at beginning of period	$1,722,346	$1,720,380		$365,670
Less: Disposal	—	(5,700	)(1)	—
Add: Contingent consideration	—	—		2,394	(2)
Add: Translation adjustments	2,537	7,666		(1,287)

Balance, at end of period	$1,724,883	$1,722,346		$366,777	(3)

(1)	As a result of a restructuring of our ownership interest in the commodities asset management business, we no longer hold a controlling interest and accordingly do not consolidate this business. In addition, we sold Jefferies International Management Limited to Leucadia. Goodwill associated with these entities was included in the net assets disposed of in the transactions.
(2)	Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.
(3)	Predecessor Company goodwill as of February 28, 2013 was reduced to $-0- as of March 1, 2013, as a result of purchase accounting adjustments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets as of February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$137,119	$(19,843)	$117,276	14.6
Trade name	133,469	(3,970)	129,499	34.0
Exchange and clearing organization membership interests and registrations	14,962	—	14,962	N/A

	$285,550	$(23,813)	$261,737

	November 30, 2013
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships (1)	$136,740	$—	$(17,567)	$119,173	14.8
Trade name	132,967	—	(2,966)	130,001	34.3
Exchange and clearing organization membership interests and registrations (2)	15,294	(378)	—	14,916	N/A

	$285,001	$(378)	$(20,533)	$264,090

(1)	The gross cost and accumulated amortization of customer relationships has been reduced by $132,000 and $5,500 respectively, as these customer relationships related to our commodity asset management business, which we restructured in September 2013 and for which we no longer own a controlling financial interest and do not consolidate at November 30, 2013.
(2)	The gross cost of exchange and clearing organization membership interests and registrations has been reduced by $255,000 as these registrations relate to asset management businesses which we restructured or sold during the nine months ended November 30, 2013.

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, as of August 1, 2013. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of our intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $378,000 on certain exchange memberships based on a decline in fair value at August 1, 2013 as observed based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets since the most recent valuation date of March 1, 2013 as part of acquisition accounting, we have concluded that it is not more likely than not that the intangible assets are impaired. Prior to the Leucadia Transaction, our annual impairment testing date was June 1.

For intangible assets with a finite life, aggregate amortization expense amounted to $3.2 million and $0.4 million for the three months ended February 28, 2014 and 2013, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated future amortization expense for the next five fiscal years are as follows (in thousands):

Period ended	Estimated future amortization expense
9 months ended November 30, 2014	$9,501
Year ended November 30, 2015	12,668
Year ended November 30, 2016	12,668
Year ended November 30, 2017	12,668
Year ended November 30, 2018	12,668

Note 13.	Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model. Bank loans at February 28, 2014 and November 30, 2013 were $12.0 million and $12.0 million, respectively. At February 28, 2014, the interest rate on short-term borrowings outstanding is 0.64% per annum. Average daily bank loans outstanding for the three months ended February 28, 2014 and three months ended February 28, 2013 were $12.0 million and $110.0 million, respectively.

Note 14.	Long-Term Debt

In conjunction with pushdown accounting for the Leucadia Transaction, we recorded our long-term debt at its then current fair value of $6.1 billion, which included $536.5 million of excess of the fair value over the total principal amount of our debt at March 1, 2013, in aggregate. The premium is being amortized to interest expense using the effective yield method over the remaining lives of the underlying debt obligations. See Note 4, Leucadia and Related Transactions for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014	November 30, 2013
Unsecured Long-Term Debt

5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$252,964	$255,676
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	514,156	516,204
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	370,714	373,178
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	851,136	854,011
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	852,113	858,425
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	863,430	866,801
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	4,809	4,792
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	625,057	625,626
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	382,806	383,224
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	357,032	359,281
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,271	513,343
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	422,176	422,245

	$6,009,664	$6,032,806

Secured Long-Term Debt
Credit facility, due August 26, 2014	250,000	200,000

	$6,259,664	$6,232,806

(1)	As a result of the Leucadia Transaction on March 1, 2013, the value of the 3.875% Convertible Senior debentures at February 28, 2014 and November 30, 2013 includes the fair value of the conversion feature of $7.6 million and $9.6 million, respectively. The change in fair value of the conversion feature is included within Revenues – Principal transactions in the Consolidated Statement of Earnings and amounted to a gain of $2.0 million for the three months ended February 28, 2014.

On January 15, 2013, we issued $1.0 billion in senior unsecured long-term debt, comprising 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a principal amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a principal amount of $400.0 million and we received proceeds of $391.7 million.

Upon completion of the Leucadia Transaction, our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. As of March 13, 2014, each $1,000 debenture is currently convertible into 22.0242 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.40 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. As of March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accordingly, as of March 1, 2013, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt - On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. The Credit Facility is guaranteed by Jefferies Group LLC and contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC and certain of our subsidiaries to maintain specified level of tangible net worth and liquidity amounts and to maintain specified levels of regulated capital interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. At February 28, 2014 and November 30, 2013, borrowings under the Credit Facility were denominated in U.S. dollar and we were in compliance with debt covenants under the Credit Facility. The Credit Facility terminates on August 26, 2014. We are currently in discussions with the lead bank and facility providers to extend the maturity of the Credit Facility and expect to finalize an amended facility agreement before the August 2014 maturity date.

Note 15.	Mandatorily Redeemable Convertible Preferred Stock

On March 1, 2013, pursuant to the Leucadia Transaction, the Series A Convertible Cumulative Preferred Stock was exchanged for a comparable series of convertible preferred shares of Leucadia. The assumption by Leucadia of our convertible cumulative preferred stock is considered part of the purchase price and resulted in an increase in member’s equity. See Note 4. Leucadia and Related Transactions for further details.

Prior to the Leucadia Transaction, we had issued and outstanding 125,000 shares of 3.25% Series A Convertible Cumulative Preferred Stock, all of which was held by controlled affiliates of MassMutual. The preferred stock was callable beginning in 2016 at a price of $1,000 per share plus accrued interest and matured in 2036. Dividends paid on the Series A Convertible Cumulative Preferred Stock were recorded as a component of Interest expense as the preferred stock was treated as debt for accounting purposes. For tax purposes, the dividend was not tax-deductible because the Series A Convertible Cumulative Preferred Stock were considered “equity”.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.	Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees, that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014	November 30, 2013

Jefferies Structured Alpha Fund B, LLC (1)	$—	$115,958
Global Equity Event Opportunity Fund, LLC (2)	25,140	—
Other	5,268	1,196

Noncontrolling interests	$30,408	$117,154

(1)	During the first quarter of 2014, the entity was deconsolidated due to substantive investments in the entity by third parties. No gain or loss was recognized upon deconsolidation. At November 30, 2013, noncontrolling interests include $75.0 million invested by Leucadia.
(2)	At February 28, 2014, all noncontrolling interests are attributed to Leucadia.

Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statements of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests. There has been no other comprehensive income or loss attributed to noncontrolling interests for the Successor period three months ended February 28, 2014 and Predecessor period three months ended February 28, 2013, because all other comprehensive income or loss is attributed to us.

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

Note 17.	Benefit Plans

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $19.7 million and $19.7 million at February 28, 2014 and November 30, 2013, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The components of net periodic pension (income)/cost for the plans are as follows (in thousands):

U.S. Pension Plan	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Components of net periodic pension (income) cost:
Service cost	$56	$56
Interest cost on projected benefit obligation	607	529
Expected return on plan assets	(789)	(665)
Net amortization	(36)	300

Net periodic pension (income)/cost	$(162)	$220

German Pension Plan	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Components of net periodic pension cost:
Service cost	$11	$16
Interest cost on projected benefit obligation	221	220
Net amortization	62	45

Net periodic pension cost	$294	$281

Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan during the three months ended February 28, 2014 and we expect to make $1.0 million in contributions to the plan during the remainder of the 2014 fiscal year. We did not contribute to the German Pension Plan during the three months ended February 28, 2014 and do not expect to make any contributions to the German Pension Plan for the remainder of the fiscal year.

Note 18.	Compensation Plans

Prior to the Leucadia Transaction, we sponsored the following share-based compensation plans: incentive compensation plan, employee stock purchase plan and the deferred compensation plan. Subsequently, sponsorship of share-based compensation plans was transferred to Leucadia, with outstanding share-based awards relating to Leucadia common shares and future awards to relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.

In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following are descriptions of the compensation plans and the activity of such plans for the three months ended February 28, 2014 and 2013:

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. Restricted stock units (“RSUs”) give a participant the right to receive fully vested common shares at the end of a specified deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs. In connection with the Leucadia Transaction, the Incentive Plan was amended to provide for awards to be issued relating to shares of Leucadia, our parent company as of March 1, 2013. Share-based awards outstanding at March 1, 2013 were converted into awards for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that previously existed (except for the elimination of fractional shares).

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

The total compensation cost associated with restricted stock and RSUs amounted to $31.9 million and $22.3 million for the three months ended February 28, 2014 and 2013, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of the acquisition accounting, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013. As of February 28, 2014, we had $150.5 million of total unrecognized compensation cost allocated to us related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Employee Stock Purchase Plan. There is also an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Leucadia common shares (since the Leucadia Transaction) and permitted purchase of Jefferies Group, Inc. common stock (prior to the Leucadia Transaction). Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).

Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares and, prior to the Leucadia Transaction, in Jefferies Group, Inc. common stock (“DCP shares”), or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. In connection with the transaction with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and deferrals denominated as DCP shares became settleable by delivery of Leucadia common shares. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transactions and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $38,000 for the Successor period three months ended February 28, 2014 and $72,000 for the Predecessor period three months ended February 28, 2013.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $3.4 million and $2.6 million for the three months ended February 28, 2014 and 2013, respectively.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of three years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $34.2 million and $44.7 million for the three months ended February 28, 2014 and 2013, respectively. At February 28, 2014 and November 30, 2013, the remaining unamortized amount of these awards was $292.8 million and $185.0 million, respectively, and is included within Other assets on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.	Earnings per Share

Earnings per share data is not provided for periods subsequent to March 1, 2013, the date we became a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 (in thousands, except per share amounts):

Predecessor
Three Months Ended February 28, 2013
Earnings for basic earnings per common share:
Net earnings	$90,842
Net earnings to noncontrolling interests	10,704

Net earnings to common shareholders	80,138
Less: Allocation of earnings to participating securities (1)	5,890

Net earnings available to common shareholders	$74,248

Earnings for diluted earnings per common share:
Net earnings	$90,842
Net earnings to noncontrolling interests	10,704

Net earnings to common shareholders	80,138
Add: Mandatorily redeemable convertible preferred stock dividends	1,016
Less: Allocation of earnings to participating securities (1)	5,882

Net earnings available to common shareholders	$75,272

Shares:
Average common shares used in basic computation	213,732
Stock options	2
Mandatorily redeemable convertible preferred stock	4,110
Convertible debt	—

Average common shares used in diluted computation	217,844

Earnings per common share:
Basic	$0.35
Diluted	$0.35

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000 for the three months ended February 28, 2013. Dividends declared on participating securities during the three months ended February 28, 2013 amounted to approximately $1.3 million. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the $950.0 million Credit Facility as described in Note 14, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act.

Dividends per share of common stock declared during the quarter are reflected below:

1st Quarter
2013	$0.075

Note 20.	Income Taxes

As of February 28, 2014 and November 30, 2013, we had approximately $129.4 million and $126.8 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $86.2 million and $85.5 million at February 28, 2014 and November 30, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of February 28, 2014 and November 30, 2013, we had interest accrued of approximately $24.3 million and $22.9 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the three months ended February 28, 2014 and year ended November 30, 2013.

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

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at February 28, 2014 (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout

Equity commitments (1)	$1.7	$7.4	$0.9	$—	$447.8	$457.8
Loan commitments (1)	100.5	36.9	268.4	100.9	—	506.7
Mortgage-related commitments	837.2	445.5	209.2	—	—	1,491.9
Forward starting reverse repos and repos	253.3	—	—	—	—	253.3

	$1,192.7	$489.8	$478.5	$100.9	$447.8	$2,709.7

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of February 28, 2014. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)

Non-investment grade	$—	$149.2	$—	$149.2	$17.8	$131.4
Unrated	177.0	609.6	—	786.6	411.3	375.3

Total	$177.0	$758.8	$—	$935.8	$429.1	$506.7

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $435.3 million of funded loans included in Financial instruments owned – Loans and Loans to and investments in related parties, and a $6.2 million net liability related to lending commitments recorded in Financial instruments sold – Derivatives and Financial instruments owned – Derivatives in the Consolidated Statement of Financial Condition as of February 28, 2014.
(3)	Represents the notional amount of unfunded lending commitments.

Equity Commitments. We have commitments to invest $600.0 million and $291.0 million in Jefferies Finance and Jefferies LoanCore as of February 28, 2014, and have funded $352.1 million and $129.5 million, respectively. See Note 11, Investments for additional information regarding these investments.

As of February 28, 2014, we have committed to invest $9.8 million in Jefferies Capital Partners LLC, the manager of Jefferies Capital Partners IV L.P., Jefferies Capital Partners V L.P. and a related parallel fund, the SBI USA Fund (Jefferies Capital Partners V L.P. and the SBI USA Fund are collectively “Fund V”). As of February 28, 2014, we have funded approximately $4.5 million of our commitment to Jefferies Capital Partners LLC, leaving $5.3 million unfunded.

We have committed to invest in aggregate up to $85.0 million in Fund V, private equity funds managed by a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee, comprised of up to $75.0 million in the SBI USA Fund and $10.0 million in Jefferies Capital Partners V L.P. As of February 28, 2014, we have funded approximately $48.8 million and $6.5 million of our commitments to the SBI USA Fund and Jefferies Capital Partners V L.P., respectively, leaving approximately $29.7 million unfunded in aggregate.

We have committed to invest up to $45.9 million in Jefferies Capital Partners IV L.P. and $3.1 million in JCP IV LLC, the General Partner of Jefferies Capital Partners IV L.P. As of February 28, 2014, we have funded approximately $38.7 million and $2.3 million of our commitments to Jefferies Capital Partners IV L.P. and JCP IV LLC, respectively, leaving approximately $8.0 million unfunded in aggregate. In addition, as of February 28, 2014, we have committed to invest up to $10.0 million in ING Furman Selz III LP fund, of which $0.2 million was unfunded at the quarter end.

As of February 28, 2014, we had other equity commitments to invest up to $20.8 million in various other investments of which $5.2 million remained unfunded.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the placement of CLO transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of February 28, 2014, we had $331.7 million of outstanding loan commitments to clients.

On March 1, 2011, we and MassMutual entered into a secured revolving credit facility with Jefferies Finance, to be funded equally, to support loan underwritings by Jefferies Finance. The facility of $700.0 million, is scheduled to mature on March 1, 2016 with automatic one year extensions subject to a 60 day termination notice by either party. As of February 28, 2014, we have funded $175.0 million of our $350.0 million commitment to LoanCore.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unfunded loan commitments to Jefferies Finance of $175.0 million is unrated and included in the total unrated lending commitments of $375.3 million presented in the table above.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statements of Financial Condition was $55.6 million at February 28, 2014.

Forward Starting Reverse Repos and Repos. We enter into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

Contingencies

Seven putative class action lawsuits have been filed in New York and Delaware concerning the Leucadia Transaction. The class actions, filed on behalf of our shareholders prior to the Leucadia Transaction, name as defendants Jefferies Group, Inc., the members of the board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the Leucadia Transaction by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. The actions filed in New York have been stayed, the actions filed in Delaware are proceeding and the claims against certain of the directors have been dismissed. We are unable to predict the outcome of this litigation or to estimate the amount of or range of any reasonably possible loss.

Jefferies has reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the Securities and Exchange Commission (“SEC”), relating to an investigation of the purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time the Company terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the State of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million payment, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. As of February 28, 2014, we have reserved approximately $21.0 million, which equals the remaining payments under the agreements.

Guarantees

Derivative Contracts. As a dealer, we make markets and trade in a variety of derivative instruments. Certain derivative contracts that we have entered into meet the accounting definition of a guarantee under U.S. GAAP, including credit default swaps, written foreign currency options and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of our maximum potential payout under these contracts.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2014 (in millions):

	Expected Maturity Date
Guarantee Type:	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout

Derivative contracts - non-credit related	$46,801.9	$708.0	$15.2	$1.2	$541.7	$48,068.0

Written derivative contracts - credit related	—	5.0	—	376.0	5.0	386.0

Total derivative contracts	$46,801.9	$713.0	$15.2	$377.2	$546.7	$48,454.0

At February 28, 2014 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout

Credit related derivative contracts:
Index credit default swaps	$335.0	$—	$—	$—	$—	$—	$335.0
Single name credit default swaps	—	—	—	46.0	5.0	—	51.0

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2014, the fair value of derivative contracts meeting the definition of a guarantee is approximately $107.6 million.

Loan Guarantee. We have provided a guarantee to Jefferies Finance, whereby we are required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. As of February 28, 2014, the maximum amount payable under the guarantee is $21.0 million and matures in January 2021.

Stand by Letters of Credit. At February 28, 2014, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $31.4 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of February 28, 2014, Jefferies and Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$656,570	$596,187
Jefferies Execution	5,023	4,773

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$185,061	$43,784

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our net revenues and expenses by segment are summarized below for the three months ended February 28, 2014 and 2013 (in millions):

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013

Capital Markets:
Net revenues	$876.9	$807.6
Expenses	$705.7	$660.6

Asset Management:
Net revenues	$22.1	$10.9
Expenses	$11.1	$7.5

Total:
Net revenues	$899.0	$818.5
Expenses	$716.8	$668.1

The following table summarizes our total assets by segment as of February 28, 2014 and November 30, 2013 (in millions):

	February 28, 2014	November 30, 2013
Segment Assets:
Capital Markets	$42,832.3	$39,276.8
Asset Management	607.5	900.2

Total assets	$43,439.8	$40,177.0

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region for the three months ended February 28, 2014 and 2013, were as follows (in thousands):

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Americas (1)	$693,055	$661,600
Europe (2)	186,791	135,135
Asia	19,182	21,809

Net revenues	$899,028	$818,544

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 24.	Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At February 28, 2014 and November 30, 2013, loans to and/or equity investments in Private Equity Related Funds were in aggregate $61.4 million and $61.7 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013

Interest income	$—	$516
Other revenues and investment (loss) income	(2,491)	947

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 21, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At February 28, 2014 and November 30, 2013, we have commitments to purchase $244.0 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees. At February 28, 2014 and November 30, 2013, we had $15.4 million and $13.9 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. Under a service agreement, we charge Leucadia for certain services which, for the three months ended February 28, 2014 amounted to $8.0 million. As of February 28, 2014 and November 30, 2013, we had a receivable from Leucadia of $44.3 million and $2.3 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. As of February 28, 2014 and November 30, 2013, we had a payable to Leucadia of $6.1 million and $6.7 million respectively, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

On March 18, 2014, we sold our investment in Harbinger Group Inc., consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date. In addition, on February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value. During the three months ended February 28, 2013, we distributed $61,000 to Leucadia in respect of Leucadia’s remaining investment in our high yield joint venture.

See Note 4, Leucadia and Related Transactions for information regarding the transaction on March 1, 2013 and Note 16, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries regarding other investments by Leucadia.

For information on transactions with our equity method investees, see Note 11, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•	the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2013 and filed with the SEC on January 28, 2014;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the discussion of our risk management policies, procedures and methodologies contained in this report under the caption “Risk Management” included within Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.

Any forward looking statement speaks only as of the date on which that statement is made. We will not update any forward looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.

Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2013.

Consolidated Results of Operations

On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to an agreement with Leucadia (the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the Leucadia Transaction, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports. For further information, see Note 1, Organization and Basis of Presentation in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the historical financial results in the tables that follow for the periods before and after the Leucadia Transaction. Periods prior to March 1, 2013 are referred to as Predecessor periods, while periods after March 1, 2013 are referred to as Successor periods to reflect the fact that under U.S. generally accepted accounting principles (“U.S. GAAP”) Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the periods (i) three months ended February 28, 2014 (the “Successor period”) and (ii) the three months ended February 28, 2013 (the “Predecessor period”). The following table provides an overview of our consolidated results of operations (in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	February 28, 2014	February 28, 2013
Net revenues, less mandatorily redeemable preferred interests	$899,028	$807,583
Non-interest expenses	716,759	668,096
Earnings before income taxes	182,269	139,487
Income tax expense	66,877	48,645
Net earnings	115,392	90,842
Net earnings to noncontrolling interests	2,960	10,704
Net earnings attributable to Jefferies Group LLC	112,432	80,138
Effective tax rate	36.7%	34.9%

As indicated in our Quarterly Report on Form 10-Q for the three months ended May 31, 2013 and our Annual Report on Form 10-K for the year ended November 30, 2013, we have made correcting adjustments to our historical financial statements for the first quarter of 2013. We do not believe these adjustments are material to our financial statements for the quarterly period ended February 28, 2013. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 26, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended November 30, 2013.

Executive Summary

Three Months Ended February 28, 2014

Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2014 were $899.0 million reflecting strong revenues in investment banking business and equities. Our fixed income revenues were solid, particularly given challenging market conditions with continued tapering of the U.S. Federal reserve monetary stimulus and global economic pressures. The results for the three month 2014 period reflect within Net revenues positive income of $26.2 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction, and unrealized losses of $13.1 million in aggregate from our investments in KCG Holdings, Inc. (“Knight”) and Harbinger Group Inc., the latter of which we sold to Leucadia in March 2014.

Non-interest expenses were $716.8 million for the three months ended February 28, 2014 and include Compensation and benefits expense of $507.9 million recognized commensurate with the level of net revenues for the three month period. Compensation and benefits expenses as a percentage of Net revenues was 56.5% for the three months ended February 28, 2014. Non-interest expense also includes $2.1 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $3.5 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $3.6 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements.

At February 28, 2014, we had 3,838 employees globally, slightly above our headcount at November 30, 2013 of 3,797.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended February 28, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2013 were $807.6 million, which include strong investment banking revenues, particularly in debt and equity capital markets, and a gain of $26.5 million on our then share ownership in Knight. Non-interest expenses of $668.1 million for the three months ended February 28, 2013 reflect compensation expense consistent with the level of net revenues and professional service costs associated with the Leucadia Transaction. Compensation costs as a percentage of Net revenues for the three months ended February 28, 2013 were 57.9%.

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

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the Successor period three months ended February 28, 2014 and the Predecessor periods three months ended February 28, 2013 (amounts in thousands):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	February 28, 2014		February 28, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Equities	$188,823	21%	$167,354	21%
Fixed income	285,928	32	352,029	43

Total sales and trading	474,751	53	519,383	64
Equity	94,738	11	61,380	7
Debt	173,038	19	140,672	17

Capital markets	267,776	30	202,052	24
Advisory	146,544	16	86,226	11

Total investment banking	414,320	46	288,278	35
Asset management fees and investment income (loss) from managed funds:
Asset management fees	9,446	1	11,083	1
Investment income (loss) from managed funds	511	—	(200)	—

Total	9,957	1	10,883	1

Net revenues	899,028	100%	818,544	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—		10,961

Net revenues, less mandatorily redeemable preferred interests	$899,028		$807,583

JEFFERIES GROUP LLC AND SUBSIDIARIES

Net Revenues

Net revenues for the three months ended February 28, 2014 of $899.0 million were the second highest quarterly net revenues on record (after the fourth quarter of fiscal 2013) reflecting strong revenues in investment banking in excess of $400 million for the second successive quarter, and a solid performance in Equities and Fixed Income. Further, European and Asian revenues for the 2014 first quarter were the highest on record with strong contributions in both investment banking and securities. The three months results include unrealized losses of $13.1 million from our investments in Knight and Harbinger Group Inc. (“Harbinger”).

Net revenues for the three months ended February 28, 2013 of $818.5 million were the third highest quarter on record as a result of improved overall market activity, with all of our business lines demonstrating strong results. Within Equities revenues, net revenues include Principal transaction revenues of $26.5 million from gains related to our investment in Knight during the quarter.

In 2013, interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents primarily the allocation of earnings and losses from our high yield business to third party noncontrolling interest holders that were invested in that business through mandatorily redeemable preferred securities. These interests were redeemed in April 2013.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue is heavily dependent on the overall level of trading activity of our clients. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“LoanCore”), which are accounted for under the equity method, as well changes in the value of our investments in Knight and Harbinger. Subsequent to February 28, 2014, we sold our investment in Harbinger to Leucadia at fair market value.

Three Months Ended February 28, 2014

Total equities revenue was $188.8 million for the three months ended February 28, 2014. Equities revenue includes unrealized losses of $13.1 million from our investments in Knight and Harbinger and an unrealized gain of $2.0 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. Additionally, during the first quarter of 2014, we recognized a mark-to-market gain of $12.2 million in connection with our investment in CoreCommodity Management LLC, which was transferred to Leucadia on February 28, 2014. Also included within interest expense allocated to our equities business is positive income of $11.8 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.

The first quarter of 2014 was characterized by market volatility and stock prices generally rallied. As a result, we saw increased commission revenues driven by increased customer flows on our U.S equity cash, electronic trading, equity options and convertible desks and higher trading revenues from equity block trading. In Europe, with the economy continuing to show signs of strengthening, increased commission and trading revenues also resulted from improved customer flows. Asian equity commissions for the first quarter of 2014 also were up as compared to the 2013 comparable quarter, particularly on higher volumes on the Nikkei.

Equities revenues from our Jefferies Finance and LoanCore joint ventures decreased during the three month period ended February 28, 2014 as compared to the three months ended February 28, 2013 due to fewer loan closings and no securitizations by the ventures over the periods. In addition, during the three months ended February 28, 2014, we deconsolidated certain of our strategic investment entities as additional third party investments were contributed during the period. Accordingly, the results from this business reflected in equities revenues for the first quarter of 2014 represent trading revenues solely from our managed accounts. Results from our strategic investments business in prior periods represented 100% of strategic investment trading revenues, a portion of which was attributed to noncontrolling interests.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended February 28, 2013

Total equities revenue was $167.4 million for the three months ended February 28, 2013 and includes within Principal transaction revenues an unrealized gain of $26.5 million recognized on our investment in Knight. While U.S. equity markets posted gains during our first quarter, with the S&P index up 7%, investors remained cautious as evidenced by declining volumes. Although market volumes declined, our equity trading desks experienced ample client trading volumes. For the three months ended February 28, 2013, performance from certain strategic investments benefited from the increase in the overall stock markets and other positioning.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Three Months Ended February 28, 2014

Fixed income revenue was $285.9 million for the three months ended February 28, 2014. Included within Interest expense for the period is positive income of $14.4 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The first quarter of fiscal 2014 was characterized by weaker U.S. economic data in the first two months of the quarter combined with increased geopolitical stress. Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace. These factors continued to motivate investors to take on more risk in search of yield, which benefited our international rates and credit business, and reduced demand in U.S. rates. Additionally, credit spread tightening on a relative basis in the first quarter of 2014 as compared to the first quarter of 2013 lower revenues from our corporate credit and U.S. mortgages businesses. Increased customer flow for the first quarter of 2014 benefited our municipal securities business, though the municipal high yield sector from prior periods was more muted. Futures sales and trading revenues for the three months ended February 28, 2014 were relatively comparable with the prior 2013 period offset by challenging market conditions for foreign currency trading in the 2014 first quarter given political and economic instability in various global environments.

During the second quarter of 2013, we redeemed the third party interests in our high yield joint venture, Jefferies High Yield Holdings, LLC. As a result of this redemption, effective April 1, 2013, results of this business are allocated to us in full.

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, fixed income revenue was $352.0 million. Credit spreads narrowed through the first quarter of 2013. In January 2013, global macroeconomic conditions appeared to be improving, with the U.S. economy expanding and the U.S. Federal reserve continuing quantitative easing. U.S. rates revenues were robust, with strong treasury issuance and strong demand and yields at historic lows. Revenues from our leveraged finance and emerging markets sales and trading businesses were sound as investor confidence returned in 2013 and investors were attracted to the relatively higher yield on these products. Revenue in our emerging markets business is reflective of our efforts to strengthen our position in this business and revenues for the period include significant gains generated by certain high yield positions. Revenues from our international mortgage desk were positively impacted by the demand for European mortgage bonds and foreign exchange revenues demonstrated a successful navigation of volatile currency markets. Revenues also benefited from new client activity associated with our expansion of our global metals desk in the latter part of 2012. However, international rates sales and trading revenues were negatively impacted by investor concerns over the European markets resulting in restrained trading volumes and a high level of market volatility.

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

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	February 28, 2014	February 28, 2013
Equity	$94,738	$61,380
Debt	173,038	140,672

Capital markets	267,776	202,052
Advisory	146,544	86,226

Total	$414,320	$288,278

Three Months Ended February 28, 2014

During the three month period ended February 28, 2014, low borrowing costs, strong equity and debt markets and an improving U.S. economic environment, increased the volume and size of capital market transactions. Mergers and acquisition activity continued to gain momentum, boosted by improved macroeconomic fundamentals, low priced credit and levels of capital available to be deployed by corporate and strategic investors.

Investment banking revenue was $414.3 million for the quarter, the second successive quarter with investment banking revenues in excess of $400 million. From equity and debt capital raising activities, we generated $94.7 million and $173.0 million in revenues, respectively. During the three months ended February 28, 2014, we completed 129 public and private debt financings that raised $53.1 billion in aggregate and we completed 37 public equity financings and three convertible offerings that raised $11.4 billion (33 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $146.5 million, including revenues from 28 merger and acquisition transactions with an aggregate transaction value of $21.2 billion.

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

On September 11, 2013, we restructured our ownership interest in CoreCommodity Management, LLC (“CoreCommodity”), our commodity asset management business. Pursuant to the terms of that restructuring, we acquired Class B Units in what is now called CoreCommodity Capital, LLC. As a consequence, subsequent to September 11, 2013, we no longer report asset management revenues, assets under management and managed accounts attributed to the commodities asset class. On February 28, 2014, we sold our Class B Units to Leucadia at fair market value.

The following summarizes the results of our Asset Management businesses for the three months ended February 28, 2014 and 2013 (in thousands):

	Successor	Predecessor
	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Asset management fees:
Fixed income	$1,338	$1,154
Equities	5,283	2,295
Convertibles	2,825	1,376
Commodities	—	6,258

	9,446	11,083
Investment income (loss) from managed funds	511	(200)

Total	$9,957	$10,883

As a result of deconsolidation of certain strategic investment entities during the first quarter of 2014, results above attributed to Equities now includes asset management fees from these entities. Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives. Investment income (loss) from managed funds comprise net unrealized markups (markdowns) in private equity funds managed by related parties.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	February 28, 2014	November 30, 2013
Assets under management (1):
Equities	$215	$14
Convertibles	510	492

Total	$725	$506

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Invested Capital in Managed Funds

The following table presents our invested capital in managed funds at February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014	November 30, 2013
Unconsolidated funds (1)	$71,142	$57,285
Consolidated funds (2)	6,988	37,802

Total	$78,130	$95,087

(1)	Our invested capital in unconsolidated funds is reported within Investments in managed funds on the Consolidated Statements of Financial Condition.
(2)	Our invested capital in consolidated funds represents our investment in the Structured Alpha program, which are funds actively managed by us. Due to the level or nature of our investment in such funds, the funds are consolidated and the assets and liabilities of these funds are reflected in our consolidated financial statements primarily within Financial instruments owned. We do not recognize asset management fees for funds and accounts that we have consolidated. During the first quarter of 2014, we deconsolidated certain of these funds due to additional third-party investments.

Non-interest Expenses

Non-interest expenses for the months ended February 2014 and 2013, were as follows (in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	February 28, 2014	February 28, 2013
Compensation and benefits	$507,899	$474,217
Non-compensation expenses:
Floor brokerage and clearing fees	49,513	46,155
Technology and communications	64,306	59,878
Occupancy and equipment rental	27,017	24,309
Business development	26,476	24,927
Professional services	24,304	24,135
Other	17,244	14,475

Total non-compensation expenses	$208,860	$193,879

Total non-interest expenses	$716,759	$668,096

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $66.0 million and

JEFFERIES GROUP LLC AND SUBSIDIARIES

$67.1 million for the three months ended February 28, 2014 and 2013, respectively. In addition, compensation and benefits expense for the three months ended February 28, 2014 includes approximately $3.6 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the Leucadia Transaction date.

Compensation and benefits as a percentage of Net revenues was 56.5% for the three months ended February 28, 2014, and 57.9% for the three months ended February 28, 2013. Employee headcount was 3,838 at February 28, 2014 and 3,797 at November 30, 2013.

Non-Compensation Expenses

Three Months Ended February 28, 2014

Non-compensation expenses were $208.9 million for the three months ended February 28, 2014, equating to 23.2% of Net revenues. Non-compensation expenses include approximately $3.5 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting reported within Technology and communications expense and Other expense, and $2.1 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense.

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses. Technology and communications expense includes milestone payments associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to 520 Madison Avenue, our global headquarters and executive offices. For the quarter, Occupancy and equipment rental expense reflects additional space and office re-configuration expenditure at 520 Madison Avenue. Business development costs increased primarily driven by our continued efforts to build market share, including our loan origination business conducted through Jefferies Finance joint venture. We continue to incur legal and consulting fees as part of implementing various regulatory requirements, which is recognized in Professional services expense.

Three Months Ended February 28, 2013

Non-compensation expenses were $193.9 million for the three months ended February 28, 2013, or 23.7% of Net revenues. Floor brokerage and clearing expense for the 2013 first quarter is commensurate with equity, fixed income and futures trading volumes for the quarter. Occupancy and equipment expense for the period includes costs associated with taking on additional space at our global head office in New York offset by a reduction in integration costs for technology and communications as significant system migrations for Jefferies Bache have been completed. Professional services expense includes legal and consulting fees of $2.1 million related to the Leucadia Transaction and business and development expense contains costs incurred in connection with our efforts to build out our market share.

Income Taxes

For the three months ended February 28, 2014, the provision for income taxes was $66.9 million, equating to an effective tax rate was 36.7%. For the three months ended February 28, 2013, the provision for income taxes was $48.6 million, equating to an effective tax rate was 34.9%. At February 28, 2014, the effective tax rates differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, the effect of which is partially offset by international earnings taxed at rates that are generally lower than the U.S. federal statutory rate.

Earnings per Common Share

Diluted net earnings per common share was $0.35 for the three months ended February 28, 2013 on 217,844,000 shares. Earnings per share data is not provided for periods subsequent to February 28, 2013, coinciding with the date we became a limited liability company and wholly-owned subsidiary of Leucadia. See Note 19, Earnings per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014		November 30, 2013
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$2,609,789	1,601,171	$2,098,597	$1,823,299
Corporate debt securities	3,260,638	1,773,525	2,982,768	1,346,078
Government, federal agency and other sovereign obligations	5,429,302	5,060,521	5,346,152	3,155,683
Mortgage- and asset-backed securities	5,083,832	7,230	4,473,135	34,691
Loans and other receivables	1,294,096	706,107	1,349,128	695,300
Derivatives	223,699	188,505	261,093	180,079
Investments	118,278	—	101,282	—
Physical commodities	105,982	41,545	37,888	36,483

	$18,125,616	$9,378,604	$16,650,043	$7,271,613

Fair Value Hierarchy - In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at February 28, 2014 and November 30, 2013 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013
Loans and other receivables	$128,832	$145,890	$10,260	$22,462
Investments at fair value	118,268	101,242	—	—
Residential mortgage-backed securities	116,992	105,492	—	—
Collateralized debt obligations	66,028	37,216	—	—
Corporate debt securities	29,315	25,666	—	—
Commercial mortgage-backed securities	17,486	17,568	—	—
Corporate equity securities	12,341	9,884	1,015	38
Derivatives	2,940	1,493	8,713	8,398
Other asset-backed securities	2,375	12,611	—	—

Total Level 3 financial instruments	494,577	457,062	$19,988	$30,898

Investments in managed funds	59,528	57,285

Total Level 3 assets	$554,105	$514,347

Total Level 3 financial instruments as a percentage of total financial instruments	3%	3%	0.2%	0.4%

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $50.4 million and $39.7 million at February 28, 2014 and November 30, 2013, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $7.6 million and $9.6 million reported within Long-term debt at February 28, 2014 and November 30, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	February 28, 2014	February 28, 2013
Assets:
Transfers from Level 3 to Level 2	$47.3	$112.7
Transfers from Level 2 to Level 3	91.0	100.5
Net gains (losses)	20.3	14.5

Liabilities:
Transfers from Level 3 to Level 2	$6.3	$0.7
Transfers from Level 2 to Level 3	5.4	—
Net gains (losses)	(1.1)	(2.7)

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

Goodwill

As of February 28, 2014, goodwill recorded on our Consolidated Statement of Financial Condition is $1.7 billion (4.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 12, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2013.

We use allocated equity plus goodwill and allocated intangible assets as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Refer to the discussion of our Cash Capital Policy of the Liquidity, Financial Condition and Capital Resources section within Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to this Quarterly Report on Form 10-Q for further information. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies and, for certain reporting units, a net asset value method. Under the market approach, the key assumptions are the selected multiples and our internally developed forecasts of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we apply a control premium to arrive at the estimate fair value of each reporting unit on a controlling basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	Successor
	February 28,	November 30,
	2014	2013	% Change
Total assets	$43,439.8	$40,177.0	8%
Cash and cash equivalents	2,864.9	3,561.1	-20%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,801.5	3,616.6	5%
Financial instruments owned	18,125.6	16,650.0	9%
Financial instruments sold, not yet purchased	9,378.6	7,271.6	29%
Total Level 3 assets	554.1	514.3	8%

Securities borrowed	$6,119.9	$5,359.8	14%
Securities purchased under agreements to resell	4,448.5	3,746.9	19%

Total securities borrowed and securities purchased under agreements to resell	$10,568.4	$9,106.7	16%

Securities loaned	$3,082.0	$2,506.1	23%
Securities sold under agreements to repurchase	10,777.1	10,779.8	0%

Total securities loaned and securities sold under agreements to repurchase	$13,859.1	$13,285.9	4%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets at February 28, 2014 and November 30, 2013 were $43.4 billion and $40.2 billion, respectively. During the three months ended February 28, 2014, average total assets were approximately 13% higher than total assets at February 28, 2014.

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

Our total Financial instruments owned inventory at February 28, 2014 was $18.1 billion, an increase of 8.9% from inventory of $16.7 billion at November 30, 2013, primarily driven by increases in inventory positions of equity, corporate debt and mortgage- and asset backed securities as a result of greater customer trading demand and the shifting yield curve as impacted by the U.S. Federal Reserve bond buyback program. Financial instruments sold, not yet purchased inventory was $9.4 billion and $7.3 billion at February 28, 2014 and November 30, respectively, with the increase primarily driven by increased trading by our U.S. and international rates businesses. Our overall net inventory position was $8.7 billion and $9.4 billion at February 28, 2014 and November 30, 2013, respectively.

The change in our net inventory balance is primarily attributed to a reduction in our net inventory of U.S. government and agency securities and sovereign obligations, partially offset by an increase in net equity and mortgage- and asset-backed securities inventory.

We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of February 28, 2014, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

Of our total Financial instruments owned, approximately 76% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At February 28, 2014 and November 30, 2013, our Level 3 financial instruments owned was 3% of our financial instruments owned.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 16% November 30, 2013 to February 28, 2014 commensurate with the change in our net inventory position of U.S. government and agency securities, partially offset by a decline in matched book activity driven by less customer trading activity. The outstanding balance of our

JEFFERIES GROUP LLC AND SUBSIDIARIES

securities loaned and securities sold under agreement to repurchase increased by 4% from November 30, 2013 to February 28, 2014 due to an increase in firm financing of our inventory, partially offset by a decrease in our matched book activity. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended February 28, 2014 were 20% and 15% higher, respectively, than the February 28, 2014 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Successor		Predecessor
	Three Months Ended February 28, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Securities Purchased Under Agreements to Resell
Period end	$4,449	$3,747	$3,578
Month end average	6,361	4,936	5,132
Maximum month end	8,081	6,007	6,288

Securities Sold Under Agreements to Repurchase
Period end	$10,777	$10,780	$7,976
Month end average	13,082	13,308	11,895
Maximum month end	14,422	16,502	15,168

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios as of February 28, 2014 and November 30, 2013 (in thousands):

		Successor
		February 28,	November 30,
		2014	2013
Total assets		$43,439,830	$40,176,996
Deduct:	Securities borrowed	(6,119,935)	(5,359,846)
	Securities purchased under agreements to resell	(4,448,531)	(3,746,920)
Add:	Financial instruments sold, not yet purchased	9,378,603	7,271,613
	Less derivative liabilities	(188,505)	(180,079)

Subtotal		9,190,098	7,091,534
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,801,517)	(3,616,602)
	Goodwill and intangible assets	(1,986,620)	(1,986,436)

Adjusted assets		$36,273,325	$32,558,726

Total equity		$5,462,087	$5,421,674
Deduct:	Goodwill and intangible assets	(1,986,620)	(1,986,436)

Tangible equity		$3,475,467	$3,435,238

Total member’s equity		$5,431,679	$5,304,520
Deduct:	Goodwill and intangible assets	(1,986,620)	(1,986,436)

Tangible member’s equity		$3,445,059	$3,318,084

Leverage ratio (1)		8.0	7.4

Tangible leverage ratio (2)		12.0	11.5

Leverage ratio - excluding merger impacts (3)		10.0	9.3

Adjusted leverage ratio (4)		10.4	9.5

1)	Leverage ratio equals total assets divided by total equity.
2)	Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.
3)	Leverage ratio - excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in acquisition accounting of $1,957 million less amortization of $32 million and $27 million during the period since the Leucadia Transaction to February 28, 2014 and November 30, 2013, respectively, on assets recognized at fair value in acquisition accounting divided by the sum of total equity less $1,338 million and $1,326 million at February 28, 2014 and November 30, 2013, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $36 million and $25 million at February 28, 2014 and November 30, 2013, respectively, on assets and liabilities recognized at fair value in acquisition accounting.
4)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.

Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $11.2 billion as of February 28, 2014 exceeded our cash capital requirements.

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2014, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

		Average balance
	February 28,	Quarter ended	November 30,
	2014	February 28, 2014 (1)	2013
Cash and cash equivalents:
Cash in banks	$670,082	$603,190	$830,438
Certificate of deposit	50,004	50,005	50,005
Money market investments	2,144,824	1,766,249	2,680,676

Total cash and cash equivalents	2,864,910	2,419,444	3,561,119

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,129,903	1,500,887	1,316,867
Other (3)	471,883	644,111	403,738

Total other sources	1,601,786	2,144,998	1,720,605

Total cash and cash equivalents and other liquidity sources	$4,466,696	$4,564,442	$5,281,724

Total cash and cash equivalents and other liquidity sources as % of Total Assets	10.3%		13.1%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangibles	10.8%		13.8%

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)	Average balances are calculated based on weekly balances.
(2)	Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. As of February 28, 2014, we have the ability to readily obtain repurchase financing for 76% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014		November 30, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,347,998	$311,039	$1,982,877	$137,721
Corporate debt securities	1,915,738	34,230	2,250,512	26,983
U.S. Government, agency and municipal securities	2,546,499	250,029	2,513,388	400,821
Other sovereign obligations	2,564,908	966,077	2,346,485	991,774
Agency mortgage-backed securities (1)	4,236,984	—	2,976,133	—
Physical commodities	105,982	—	37,888	—

	$13,718,109	$1,561,375	$12,107,283	$1,557,299

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three months ended February 28, 2014 were $17.1 billion and for three and twelve months ended November 30, 2013 were $15.7 billion and $16.1 billion, respectively.

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

Sources of Funding and Capital Resources

Our assets are funded by equity capital, senior debt, convertible debt, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.

Secured Financing

We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and

JEFFERIES GROUP LLC AND SUBSIDIARIES

cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 82% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At February 28, 2014, the outstanding amount of the notes issued under the program was $220.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $220.0 million aggregate notes, $60.0 million matures in November 2014, a second $60.0 million in February 2015 and $100.0 million matures in March 2015, all bearing interest at a spread over one month LIBOR. For additional discussion on the program, refer to Note 10, Variable Interest Entities, in our consolidated financial statements.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at February 28, 2014. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. As of February 28, 2014, short-term borrowings as bank loans totaled $12.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily bank loans for the three months ended February 28, 2014 were $12.0 million.

Total Capital

As of February 28, 2014 and November 30, 2013, we have total long-term capital of $11.2 billion and $11.2 billion resulting in a long-term debt to equity capital ratio of 1.05:1 and 1.07:1, respectively. Our total capital base as of February 28, 2014 and November 30, 2013 was as follows (in thousands):

	February 28, 2014	November 30, 2013
Long-Term Debt (1)	$5,756,700	$5,777,130
Total Equity	5,462,087	5,421,674

Total Capital	$11,218,787	$11,198,804

(1)	Long-term debt for purposes of evaluating long-term capital at February 28, 2014 and November 30, 2013 excludes $250.0 million and $200.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $253.0 million and $255.7 million of our 5.875% Senior Notes, respectively, as the notes mature in less than one year from the quarter ends.

Long-Term Debt

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. The borrowers under the Credit Facility are Jefferies Bache

JEFFERIES GROUP LLC AND SUBSIDIARIES

Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited. At February 28, 2014 and November 30, 2013, we had borrowings outstanding under the Credit Facility amounting to $250.0 million and $200.0 million, respectively.

Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At February 28, 2014 and November 30, 2013, the minimum tangible net worth requirement was $2,576.8 million and $2,564.0 million, respectively and the minimum liquidity requirement was $535.0 million and $532.8 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity. The Credit Facility terminates on August 26, 2014. We are currently in discussions with the lead bank and facility providers to extend the maturity of the Credit Facility and expect to finalize an amended facility agreement before the August 2014 maturity date.

As of February 28, 2014, our long-term debt, excluding the Credit Facility, has a weighted average maturity exceeding 8 years. Our next scheduled maturity is the $250.0 million 5.875% Senior Notes that mature in June 2014.

Our long-term debt ratings as of February 28, 2014 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2014, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $93.2 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of February 28, 2014. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$253.0	514.2	370.7	1,703.2	3,168.6	$6,009.7
Senior secured revolving credit facilty	250.0	—	—	—	—	250.0
Interest payment obligations on senior notes	240.1	313.6	556.8	436.4	1,443.1	2,990.0

	743.1	827.8	927.5	2,139.6	4,611.7	9,249.7

Commitments and guarantees:
Equity commitments	1.7	7.4	0.9	—	447.8	457.8
Loan commitments	100.5	36.9	268.4	100.9	—	506.7
Mortgage-related commitments	837.2	445.5	209.2	—	—	1,491.9
Forward starting repos	253.3	—	—	—	—	253.3
Derivative Contracts:
Derivative contracts-non credit related	46,801.9	708.0	15.2	1.2	541.7	48,068.0

	47,994.6	1,202.8	493.7	478.1	994.5	51,163.7

(1)	Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 21, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

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

At February 28, 2014, we did not have any commitments to purchase assets from our securitization vehicles. At February 28, 2014, we held $491.4 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 9, Securitization Activities and Note 10, Variable Interest Entities, in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 20, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

On March 1, 2013, all of the outstanding common shares of Jefferies Group LLC were exchanged for shares of Leucadia and Jefferies Group LLC became wholly-owned by Leucadia with Leucadia as the sole equity owner of Jefferies Group LLC. The aggregate purchase price was approximately $4.8 billion and therefore, as a result of the Leucadia Transaction, our member’s equity capital approximated $4.8 billion upon consummation. Further, we do not anticipate making distributions in the future.

As compared to November 30, 2013, the increase to total member’s equity as of February 28, 2014 is attributed to first quarter 2014 net earnings and foreign currency translation adjustments.

The following table sets forth the declaration dates, record dates, payment dates and per common share amounts for the dividends declared during the period ended three months ended February 28, 2013:

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

As of February 28, 2014, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$656,570	$596,187
Jefferies Execution	5,023	4,773

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$185,061	$43,784

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

Our average daily VaR increased to $16.27 million for the three months ended February 28, 2014 from $12.61 million for the three months ended November 30, 2013. The increase was primarily driven by higher equity price risk resulting from strategic holdings/corporate actions regarding certain of our equity holdings and higher interest rates risk. We also saw an increase in the diversification benefit across asset classes. Currency rates risk and commodity prices risk did not change significantly from the prior fiscal quarter. Excluding our investment in Knight, the average VaR for the three months ended February 28, 2014 and November 30, 2013 was $12.64 million and $10.37 million, respectively. Excluding both our investment in Knight and Harbinger Group, our average VaR for the three months ended February 28, 2014 was $9.23 million. On March 18, 2014, we sold our investment in Harbinger Group to Leucadia at the closing price on that date.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

Daily VaR (1)

Value-at-Risk In Trading Portfolios

Risk Categories	VaR as of February 28, 2014	Daily VaR for the Three Months Ended February 28, 2014			VaR as of November 30, 2013	Daily VaR for the Three Months Ended November 30, 2013
		Average	High	Low		Average	High	Low
Interest Rates	$5.78	$7.09	$8.69	$5.78	$7.33	$6.07	$9.46	$4.25
Equity Prices	11.27	11.64	12.95	9.60	12.22	8.38	12.37	4.00
Currency Rates	0.75	1.14	4.05	0.15	0.56	0.71	1.75	0.21
Commodity Prices	0.83	0.92	1.57	0.35	0.74	0.77	1.61	0.39
Diversification Effect (2)	(3.03)	(4.52)	N/A	N/A	(4.60)	(3.32)	N/A	N/A

Firmwide	$15.60	$16.27	$18.05	$13.90	$16.25	$12.61	$16.25	$7.60

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

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

The chart below reflects our daily VaR over the last four quarters:

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e. no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation,

JEFFERIES GROUP LLC AND SUBSIDIARIES

net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e. once in every 20 days). During the three months ended February 28, 2014, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2014 (in thousands):

10% Sensitivity
Private investments	$28,441
Corporate debt securities in default	9,244
Trade claims	4,463

Daily Net Trading Revenue

There were 7 days with trading losses out of a total of 61 trading days in the three months ended February 28, 2014. Excluding trading losses associated with the daily marking to market of our position in Knight and Harbinger Group, there would have been one day with trading losses. The histogram below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2014 (in millions).

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•	Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at February 28, 2014.

•	Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•	Derivatives represent over-the-counter (“OTC”) derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.

Current counterparty credit exposures at February 28, 2014 and November 30, 2013 are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk

JEFFERIES GROUP LLC AND SUBSIDIARIES

arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at February 28, 2014, excluding cash and cash equivalents, 62% are investment grade counterparties, compared to 66% at November 30, 2013, and are mainly concentrated in North America. When comparing our credit exposure at February 28, 2014 with credit exposure at November 30, 2013, excluding cash and cash equivalents, current exposure has increased 21% to approximately $1.2 billion from $1.0 billion. All business areas contributed to the increase over the quarter, with the largest increase from securities and margin finance.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013
AAA Range	$—	$—	$0.8	$0.2	$—	$—	$0.8	$0.2	$2,144.8	$2,680.6	$2,145.6	$2,680.8
AA Range	—	—	110.2	104.8	12.7	14.7	122.9	119.5	30.1	144.1	153.0	263.6
A Range	—	—	433.6	374.4	63.2	56.7	496.8	431.1	687.9	734.7	1,184.7	1,165.8
BBB Range	71.0	71.0	57.0	39.9	18.1	16.2	146.1	127.1	2.1	1.7	148.2	128.8
BB or Lower	145.1	120.3	182.9	115.4	18.6	9.5	346.6	245.2	—	—	346.6	245.2
Unrated	89.3	86.6	3.1	—	37.4	18.6	129.8	105.2	—	—	129.8	105.2

Total	$305.4	$277.9	$787.6	$634.7	$150.0	$115.7	$1,243.0	$1,028.3	$2,864.9	$3,561.1	$4,107.9	$4,589.4

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013
Asia/Latin America/Other	$24.3	$—	$42.9	$30.9	$10.6	$11.6	$77.8	$42.5	$179.9	$183.3	$257.7	$225.8
Europe	—	—	242.0	180.3	60.6	47.6	302.6	227.9	271.2	269.3	573.8	497.2
North America	281.1	277.9	502.7	423.5	78.8	56.5	862.6	757.9	2,413.8	3,108.5	3,276.4	3,866.4

Total	$305.4	$277.9	$787.6	$634.7	$150.0	$115.7	$1,243.0	$1,028.3	$2,864.9	$3,561.1	$4,107.9	$4,589.4

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013
Asset Managers	$—	$—	$9.2	$7.1	$0.5	$0.5	$9.7	$7.6	$2,144.8	$2,680.7	$2,154.5	$2,688.3
Banks, Broker-dealers	—	—	412.1	354.9	81.3	73.8	493.4	428.7	720.1	880.4	1,213.5	1,309.1
Commodities	—	—	57.3	35.6	7.4	9.4	64.7	45.0	—	—	64.7	45.0
Other	305.4	277.9	309.0	237.1	60.8	32.0	675.2	547.0	—	—	675.2	547.0

Total	$305.4	$277.9	$787.6	$634.7	$150.0	$115.7	$1,243.0	$1,028.3	$2,864.9	$3,561.1	$4,107.9	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 7, Derivative Financial Instruments, in our consolidated financial statements included within this Annual Report on Form 10-K.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at February 28, 2014 and November 30, 2013 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	As of February 28, 2014
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$556.1	$(377.8)	$155.3	$60.1	$21.7	$152.6	$415.4	$568.0
France	423.2	(226.7)	115.6	10.9	7.3	—	330.3	330.3
Canada	157.5	(72.9)	6.9	126.6	0.9	(0.5)	219.0	218.5
Spain	426.5	(280.5)	—	1.9	1.6	0.4	149.5	149.9
Puerto Rico	145.0	—	—	—	—	—	145.0	145.0
Belgium	98.9	(56.1)	2.0	0.6	—	97.8	45.4	143.2
Hong Kong	33.0	(24.0)	—	0.4	—	114.0	9.4	123.4
Finalnd	93.6	(14.5)	0.7	0.1	3.5	0.2	83.4	83.6
Italy	1,435.7	(1,244.7)	(116.4)	0.3	0.1	—	75.0	75.0
Germany	309.9	(199.4)	(172.1)	111.0	2.4	15.9	51.8	67.7

Total	$3,679.4	$(2,496.6)	$(8.0)	$311.9	$37.5	$380.4	$1,524.2	$1,904.6

	As of November 30, 2013
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$418.8	$(181.5)	$(27.2)	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	1.8	0.1	—	239.9	239.9
Canada	140.6	(59.0)	18.8	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	—	—	—	—	—	130.1	130.1
Luxembourg	75.0	(15.1)	—	0.1	—	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	0.3	—	104.3	15.0	119.3
Austria	130.2	(32.8)	—	5.0	—	0.1	102.4	102.5

Total	$3,370.0	$(1,909.0)	$(7.6)	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

As detailed below, our net exposure to sovereign debt of Greece, Ireland, Italy, Portugal, and Spain (before economic derivative hedges) was net long $238.6 million at February 28, 2014, which is approximately 4% of total equity.

The table below reflects not only our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal, and Spain at February 28, 2014 but also includes our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. Accordingly, our issuer risk arises due to holding securities as long and short inventory, which does not carry counterparty credit exposure. While the economic derivative hedges are presented on a notional basis, we believe this best reflects the reduction in the underlying market risk due to interest rates or the issuer’s credit as a result of the hedges. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

	As of February 28, 2014
	Fair Value			Notional Amount (3)
(in millions)	Long Debt Securities (1) (4)	Short Debt Securities (2) (4)	Net Cash Inventory	Long Derivatives		Short Derivatives		Net Derivatives	Total Net Exposure
Greece
Sovereigns	$—	$0.1	$(0.1)	$—		$—		$—	$(0.1)
Corporations	4.4	8.0	(3.6)	0.2		—		0.2	(3.4)
Financial Institutions	0.2	0.4	(0.2)	4.6		—		4.6	4.4
Structured Products	3.0	—	3.0	—		—		—	3.0

Total Greece	7.6	8.5	(0.9)	4.8		—		4.8	3.9

Ireland
Sovereigns	2.8	3.9	(1.1)	—		—		—	(1.1)
Corporations	5.6	6.6	(1.0)	1.0		0.5		0.5	(0.5)
Financial Institutions	15.8	1.1	14.7	—		7.2		(7.2)	7.5
Structured Products	—	—	—	—		—		—	—

Total Ireland	24.2	11.6	12.6	1.0		7.7		(6.7)	5.9

Italy
Sovereigns	1,348.6	1,206.9	141.7	203.4	(5)	299.2	(5)	(95.8)	45.9
Corporations	30.0	17.0	13.0	—		—		—	13.0
Financial Institutions	46.0	20.8	25.2	—		20.6		(20.6)	4.6
Structured Products	11.0	—	11.0	—		—		—	11.0

Total Italy	1,435.6	1,244.7	190.9	203.4		319.8		(116.4)	74.5

Portugal
Sovereigns	62.3	43.9	18.4	—		—		—	18.4
Corporations	2.9	0.3	2.6	—		—		—	2.6
Financial Institutions	12.4	0.1	12.3	—		—		—	12.3
Structured Products	13.0	—	13.0	—		—		—	13.0

Total Portugal	90.6	44.3	46.3	—		—		—	46.3

Spain
Sovereigns	322.2	242.5	79.7	—		—		—	79.7
Corporations	24.5	13.6	10.9	—		—		—	10.9
Financial Institutions	29.8	24.4	5.4	0.2		0.2		—	5.4
Structured Products	50.0	—	50.0	—		—		—	50.0

Total Spain	426.5	280.5	146.0	0.2		0.2		—	146.0

Total	$1,984.5	$1,589.6	$394.9	$209.4		$327.7		$(118.3)	$276.6

Total Sovereign	$1,735.9	$1,497.3	$238.6	$203.4		$299.2		$(95.8)	$142.8

Total Non-sovereign	$248.6	$92.3	$156.3	$6.0		$28.5		$(22.5)	$133.8

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned - corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased - corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statement of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
(4)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(5)	These positions are comprised of bond futures executed on exchanges outside Italy.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended February 28, 2014, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year	Total Average Balance

Financial instruments owned - Debt securities
Greece	$—	$—	$—
Ireland	0.6	4.6	5.2
Italy	1,251.4	1,505.5	2,756.9
Portugal	0.8	58.7	59.5
Spain	145.2	485.8	631.0

Total average fair value of long debt securities (1)	1,398.0	2,054.6	3,452.6

Financial instruments sold - Debt securities
Greece	—	—	—
Ireland	0.1	4.1	4.2
Italy	396.0	1,734.4	2,130.4
Portugal	0.9	36.8	37.7
Spain	17.8	277.6	295.4

Total average fair value of short debt securities	414.8	2,052.9	2,467.7

Total average net fair value of debt securities	983.2	1.7	984.9

Derivative contracts - long notional exposure
Greece	—	0.5	0.5
Ireland	—	6.6	6.6
Italy	—	117.9 (2)	117.9	(2)
Portugal	—	—	—
Spain	—	32.6	32.6

Total average notional amount - long	—	157.6	157.6

Derivative contracts - short notional exposure
Greece	—	—	—
Ireland	—	—	—
Italy	—	353.3	353.3
Portugal	—	—	—
Spain	—	123.9	123.9

Total average notional amount - short	—	477.2	477.2

Total average net derivative notional exposure (3)	—	(319.6)	(319.6)

Total average net exposure to select European countries	$983.2	$(317.9)	$665.3

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statement of Financial Condition because the classification used for financial statement presentation in the Consolidated Statement of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At February 28, 2014,

JEFFERIES GROUP LLC AND SUBSIDIARIES

repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	As of February 28, 2014
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$—	$—	$—
Ireland	4.0	61.2	(57.2)
Italy	1,271.9	1,449.5	(177.6)
Portugal	44.8	70.1	(25.3)
Spain	175.8	442.6	(266.8)

Total	$1,496.5	$2,023.4	$(526.9)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Our collateral management of the risk due to exposure from these sovereign obligations is subject to our overall collateral and cash management risk framework. For further discussion regarding our cash and liquidity management framework and processes, see “Liquidity, Financial Condition and Capital Resources” within Part I, Item 2. Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 28, 2014 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Seven putative class action lawsuits have been filed in New York and Delaware concerning the Leucadia Transaction. The class actions, filed on behalf of our shareholders prior to the Leucadia Transaction, name as defendants Jefferies Group, Inc., the members of our board of directors of Jefferies Group, Inc., Leucadia and, in certain of the actions, certain subsidiaries. The actions allege that the directors breached their fiduciary duties in connection with the Leucadia Transactions by engaging in a flawed process and agreeing to sell Jefferies Group, Inc. for inadequate consideration pursuant to an agreement that contains improper deal protection terms. The actions allege that Jefferies Group, Inc. and Leucadia aided and abetted the directors’ breach of fiduciary duties. The actions filed in New York have been stayed, the actions filed in Delaware are proceeding and the claims against certain of the directors have been dismissed. We are unable to predict the outcome of this litigation.

During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, which remains subject to review and approval by the SEC Commissioners, relating to an investigation of the purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, $10 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts were recognized in our year-end 2013 financial statements At February 28, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $21.0 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 1A. Risk Factors

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on January 28, 2014. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC, dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 28, 2014 and November 30, 2013; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2014 and February 28, 2013; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2014 and February 28, 2013; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 28, 2014 and nine months ended November 30, 2013 and three months ended February 28, 2013; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and February 28, 2013; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)

Date: April 8, 2014	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)