Form 10-Q
period 2014-05-31
Jefferies Group LLC
filed 2014-07-09
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

JEFFERIES GROUP LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MAY 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statements of Financial Condition (Unaudited)- May 31, 2014 and November 30, 2013	2

Consolidated Statements of Earnings (Unaudited)- Three and Six Months Ended May 31, 2014 (Successor), Three Months Ended May 31, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	4

Consolidated Statements of Comprehensive Income (Unaudited)- Three and Six Months Ended May 31, 2014 (Successor), Three Months Ended May 31, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	6

Consolidated Statements of Changes in Equity (Unaudited)- Six Months Ended May 31, 2014 (Successor), Nine Months Ended November 30, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	7

Consolidated Statements of Cash Flows (Unaudited)- Six Months Ended May 31, 2014 (Successor), Three Months Ended May 31, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	8

Notes to Consolidated Financial Statements (Unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	76
Item 3. Quantitative and Qualitative Disclosures About Market Risk	115
Item 4. Controls and Procedures	115

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	115
Item 1A. Risk Factors	116
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	116
Item 6. Exhibits	116

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	May 31, 2014	November 30, 2013
ASSETS
Cash and cash equivalents	$3,958,288	$3,561,119
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,288,517	3,616,602
Financial instruments owned, at fair value, including securities pledged of $13,994,936 and $13,253,537 at May 31, 2014 and November 30, 2013, respectively	17,143,518	16,650,043
Investments in managed funds	75,369	57,285
Loans to and investments in related parties	508,570	701,873
Securities borrowed	6,097,098	5,359,846
Securities purchased under agreements to resell	4,609,422	3,746,920
Securities received as collateral	126,106	11,063
Receivables:
Brokers, dealers and clearing organizations	2,588,654	2,119,279
Customers	1,805,451	1,046,945
Fees, interest and other	290,838	251,072
Premises and equipment	234,258	202,467
Goodwill	1,725,117	1,722,346
Other assets	1,158,780	1,130,136

Total assets	$43,609,986	$40,176,996

LIABILITIES AND EQUITY
Short-term borrowings	$12,000	$12,000
Financial instruments sold, not yet purchased, at fair value	8,172,300	7,271,613
Collateralized financings:
Securities loaned	2,901,159	2,506,122
Securities sold under agreements to repurchase	11,668,130	10,779,845
Other secured financings	240,288	234,711
Obligation to return securities received as collateral	126,106	11,063
Payables:
Brokers, dealers and clearing organizations	1,475,140	1,281,253
Customers	5,623,278	5,208,768
Accrued expenses and other liabilities	1,135,000	1,217,141
Long-term debt	6,729,484	6,232,806

Total liabilities	38,082,885	34,755,322

EQUITY
Member’s paid-in capital	5,455,461	5,280,420
Accumulated other comprehensive income:
Currency translation adjustments	37,984	21,341
Additional minimum pension liability	2,759	2,759

Total accumulated other comprehensive income	40,743	24,100

Total member’s equity	5,496,204	5,304,520
Noncontrolling interests	30,897	117,154

Total equity	5,527,101	5,421,674

Total liabilities and equity	$43,609,986	$40,176,996

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

	May 31, 2014	November 30, 2013
Assets
Cash and cash equivalents	$175	$176
Financial instruments owned, at fair value
Loans and other receivables	—	97,500
Investments, at fair value	374	412

Total financial instruments owned, at fair value	374	97,912
Other assets	—	2,275

Total assets	$549	$100,363

Liabilities
Other secured financings	$222,000	$226,000
Accrued expenses and other liabilities	—	706

Total liabilities	$222,000	$226,706

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share amounts)

	Successor
	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013
Revenues:
Commissions	$167,378	$162,759
Principal transactions	183,416	134,571
Investment banking	331,149	277,134
Asset management fees and investment income from managed funds	(3,101)	10,527
Interest	283,540	258,665
Other	8,404	26,245

Total revenues	970,786	869,901
Interest expense	247,794	211,463

Net revenues	722,992	658,438
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	722,992	655,070

Non-interest expenses:
Compensation and benefits	404,876	373,880
Non-compensation expenses:
Floor brokerage and clearing fees	54,020	48,902
Technology and communications	70,257	63,839
Occupancy and equipment rental	26,673	32,225
Business development	24,917	22,732
Professional services	25,345	29,519
Other	17,767	18,720

Total non-compensation expenses	218,979	215,937

Total non-interest expenses	623,855	589,817

Earnings before income taxes	99,137	65,253
Income tax expense	37,323	25,007

Net earnings	61,814	40,246
Net earnings attributable to noncontrolling interests	488	738

Net earnings attributable to Jefferies Group LLC	$61,326	$39,508

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED (UNAUDITED)

(In thousands, except per share amounts)

	Successor		Predecessor
	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Revenues:
Commissions	$329,441	$162,759	$146,240
Principal transactions	421,779	134,571	300,278
Investment banking	745,469	277,134	288,278
Asset management fees and investment income from managed funds	6,856	10,527	10,883
Interest	532,808	258,665	249,277
Other	31,473	26,245	27,004

Total revenues	2,067,826	869,901	1,021,960
Interest expense	445,806	211,463	203,416

Net revenues	1,622,020	658,438	818,544
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	1,622,020	655,070	807,583

Non-interest expenses:
Compensation and benefits	912,775	373,880	474,217
Non-compensation expenses:
Floor brokerage and clearing fees	103,533	48,902	46,155
Technology and communications	134,563	63,839	59,878
Occupancy and equipment rental	53,175	32,225	24,309
Business development	51,393	22,732	24,927
Professional services	50,164	29,519	24,135
Other	35,011	18,720	14,475

Total non-compensation expenses	427,839	215,937	193,879

Total non-interest expenses	1,340,614	589,817	668,096

Earnings before income taxes	281,406	65,253	139,487
Income tax expense	104,200	25,007	48,645

Net earnings	177,206	40,246	90,842
Net earnings attributable to noncontrolling interests	3,448	738	10,704

Net earnings attributable to Jefferies Group LLC/common stockholders	$173,758	$39,508	$80,138

Earnings per common share:
Basic	N/A	N/A	$0.35
Diluted	N/A	N/A	$0.35
Dividends declared per common share	N/A	N/A	$0.075
Weighted average common shares:
Basic	N/A	N/A	213,732
Diluted	N/A	N/A	217,844

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Successor
	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013
Net earnings	$61,814	$40,246

Other comprehensive income (loss), net of tax:
Currency translation adjustments	2,859	(11,466)

Total other comprehensive income (loss), net of tax (1)	2,859	(11,466)

Comprehensive income:	64,673	28,780
Net earnings attributable to noncontrolling interests	488	738

Comprehensive income attributable to Jefferies Group LLC	$64,185	$28,042

	Successor		Predecessor
	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Net earnings	$177,206	$40,246	$90,842

Other comprehensive income (loss), net of tax:
Currency translation adjustments	16,643	(11,466)	(10,018)

Total other comprehensive income (loss), net of tax (1)	16,643	(11,466)	(10,018)

Comprehensive income:	193,849	28,780	80,824
Net earnings attributable to noncontrolling interests	3,448	738	10,704

Comprehensive income attributable to Jefferies Group LLC/ common stockholders	$190,401	$28,042	$70,120

(1)	No other comprehensive income (loss) is attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In thousands, except per share amounts)

	Successor		Predecessor
	Six Months Ended May 31, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Common stock, par value $0.0001 per share
Balance, beginning of period	$—	$—	$20
Issued	—	—	1

Balance, end of period	$—	$—	$21

Member’s paid-in capital
Balance, beginning of period	$5,280,420	$4,754,101	$—
Contributions	—	362,255	—
Net earnings to Jefferies Group LLC	173,758	161,191	—
Tax benefit for issuance of share-based awards	1,283	2,873	—

Balance, end of period	$5,455,461	$5,280,420	$—

Additional paid-in capital
Balance, beginning of period	$—	$—	$2,219,959
Benefit plan share activity (1)	—	—	3,138
Share-based expense, net of forfeitures and clawbacks	—	—	22,288
Proceeds from exercise of stock options	—	—	57
Acquisitions and contingent consideration	—	—	2,535
Tax deficiency for issuance of share-based awards	—	—	(17,965)
Dividend equivalents on share-based plans	—	—	1,418

Balance, end of period	$—	$—	$2,231,430

Retained earnings
Balance, beginning of period	$—	$—	$1,281,855
Net earnings to common shareholders	—	—	80,138
Dividends	—	—	(17,217)

Balance, end of period	$—	$—	$1,344,776

Accumulated other comprehensive income (loss) (2) (3)
Balance, beginning of period	$24,100	$—	$(53,137)
Currency adjustment	16,643	21,341	(10,018)
Pension adjustment, net of tax	—	2,759	—

Balance, end of period	$40,743	$24,100	$(63,155)

Treasury stock, at cost
Balance, beginning of period	$—	$—	$(12,682)
Purchases	—	—	(166,541)
Returns / forfeitures	—	—	(1,922)

Balance, end of period	$—	$—	$(181,145)

Total member’s / common stockholders’ equity	$5,496,204	$5,304,520	$3,331,927

Noncontrolling interests
Balance, beginning of period	$117,154	$356,180	$346,738
Net earnings attributable to noncontrolling interests	3,448	8,418	10,704
Contributions	31,076	100,210	—
Distributions	—	(25)	(1,262)
Redemptions	—	(347,629)	—
Deconsolidation of asset management entity	(120,781)	—	—

Balance, end of period	$30,897	$117,154	$356,180

Total equity	$5,527,101	$5,421,674	$3,688,107

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
(2)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
(3)	There were no reclassifications out of Accumulated other comprehensive loss during the six months ended May 31, 2014 and nine months ended November 30, 2013.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Successor		Predecessor
	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Cash flows from operating activities:
Net earnings	$177,206	$40,246	$90,842

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	(10,052)	(1,511)	17,393
(Gain) loss on conversion option	(5,679)	7,109	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961
Accruals related to various benefit plans and stock issuances, net of forfeitures	—	—	23,505
Income on loans to and investments in related parties	(37,893)	(28,540)	—
Distributions received on investments in related parties	41,260	19,353	—
Other adjustments	(3,909)	(1,329)	(1,154)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	329,559	671,426	352,891
Receivables:
Brokers, dealers and clearing organizations	(466,846)	(845,322)	(1,027,671)
Customers	(756,884)	(144,938)	(130,543)
Fees, interest and other	(39,072)	(39,832)	(29,149)
Securities borrowed	(732,449)	(47,036)	(224,557)
Financial instruments owned	(661,495)	1,116,683	229,394
Loans to and investments in related parties	—	—	(197,166)
Investments in managed funds	12,469	4,835	(2,213)
Securities purchased under agreements to resell	(852,859)	106,129	(224,418)
Other assets	(31,835)	36,500	25,489
Payables:
Brokers, dealers and clearing organizations	192,375	205,037	(1,031,335)
Customers	406,233	(18,807)	(111,139)
Securities loaned	390,165	780,579	(28,138)
Financial instruments sold, not yet purchased	1,071,678	(2,979,532)	2,327,667
Securities sold under agreements to repurchase	878,120	1,521,605	(197,493)
Accrued expenses and other liabilities	(88,488)	151,616	(267,336)

Net cash (used in) provided by operating activities	(188,396)	557,639	(394,170)

Cash flows from investing activities:
Contributions to loans to and investments in related parties	(941,725)	(345,955)	—
Distributions from loans to and investments in related parties	1,131,661	644,666	—
Net payments on premises and equipment	(59,595)	(10,071)	(10,706)
Deconsolidation of asset management entity	(137,856)	—	—
Cash received from contingent consideration	3,979	1,284	1,203

Net cash (used in) provided by investing activities	(3,536)	289,924	(9,503)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)

(In thousands)

	Successor		Predecessor
	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$1,364	$1,857	$5,682
Proceeds from short-term borrowings	6,081,157	3,838,000	6,744,000
Payments on short-term borrowings	(6,081,157)	(3,938,000)	(6,794,000)
Proceeds from secured credit facility	655,000	265,000	900,000
Payments on secured credit facility	(790,000)	(450,000)	(990,007)
Net proceeds from other secured financings	5,577	105,000	60,000
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	(64)	(61)
Payments on repurchase of common stock	—	—	(166,541)
Payments on dividends	—	—	(15,799)
Proceeds from exercise of stock options, not including tax benefits	—	—	57
Net proceeds from issuance of senior notes, net of issuance costs	681,222	—	991,469
Proceeds from contributions of noncontrolling interests	31,076	27,200	—
Payments on distributions to noncontrolling interests	—	(306,830)	(1,262)

Net cash provided by (used in) financing activities	584,239	(457,837)	733,538

Effect of exchange rate changes on cash and cash equivalents	4,862	(4,205)	(4,502)

Net increase in cash and cash equivalents	397,169	385,521	325,363
Cash and cash equivalents at beginning of period	3,561,119	3,017,958	2,692,595

Cash and cash equivalents at end of period	$3,958,288	$3,403,479	$3,017,958

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$460,219	$195,409	$178,836
Income taxes paid (refunds), net	60,220	(7,475)	(34,054)

Noncash financing activities:

In connection with the transaction with Leucadia National Corporation, Jefferies Group LLC recorded acquisition accounting adjustments which resulted in changes to equity. Refer to Note 4, Leucadia and Related Transactions, for further details.

On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH to Jefferies Group, LLC. The contribution was recorded as a capital contribution and increased member’s equity by $362.3 million. Refer to Note 4, Leucadia and Related Transactions, for further details.

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

On March 1, 2013, Jefferies Group LLC, through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was appointed Leucadia’s President and a Director of Leucadia.

We operate in two business segments, Capital Markets and Asset Management. Capital Markets, which represents substantially our entire business, includes our securities, commodities, futures and foreign exchange trading and investment banking activities, which provides the research, sales, trading, origination and advisory effort for various equity, fixed income and advisory products and services. Asset Management provides investment management services to various private investment funds and separate accounts.

In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies (a U.S. broker-dealer) and our high yield activities are now conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2013.

As more fully described in Note 4, Leucadia and Related Transactions, the Leucadia Transaction is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible assets, and liabilities of Jefferies Group LLC be recorded at their fair values. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a result, our consolidated financial statements are presented for periods subsequent to March 1, 2013 for the new reporting entity

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill and intangible assets, the ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash Flow Statement Presentation

Amounts relating to loans and investments in related parties are classified as components of investing activities on the Consolidated Statements of Cash Flows to conform to the presentation of our Parent company in connection with the establishment of a new accounting entity through the application of push down accounting. These amounts are classified by the Predecessor entity as operating activities for reporting periods prior to the Leucadia Transaction.

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

Immaterial 2013 Adjustments

As indicated in our Quarterly Report on Form 10-Q for the three months ended August 31, 2013 and our Annual Report on Form 10-K for the year ended November 30, 2013, we have made correcting adjustments (referred to as “adjustments”) to our historical financial statements for the first and second quarter of 2013. We do not believe these adjustments are material to our financial statements for the quarterly periods ended May 31, 2013 and February 28, 2013. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 26, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended November 30, 2013.

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

Third Party Pricing Information. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is thus not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing service uses a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 10, Investments, and Note 22, Related Party Transactions, for additional information regarding certain of these investments.

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

The fair value of reporting units are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

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

Income Taxes

Prior to the Leucadia Transaction, we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. Subsequently, our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. In states that neither accept nor require combined or unitary tax returns, certain subsidiaries file separate state income tax returns. We also are subject to income tax in various foreign jurisdictions in which we operate. We account for our provision for income taxes using a “separate return” method. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable.

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

We record uncertain tax positions using a two-step process: (i) we determine whether it is more likely than not that each tax position will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. As of May 31, 2014, we have reserved approximately $5.1 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the Securities and Exchange Commission, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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

Adopted Accounting Standards

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

Accounting Standards to be Adopted in Future Periods

Repurchase Agreements. In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance is effective prospectively in the second quarter of fiscal 2015. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2017. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Discontinued Operations. In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance is effective beginning in the first quarter of 2015. We do not expect the guidance to have a significant impact on our consolidated financial position or results of operations upon adoption.

Income Taxes. In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. We do not expect that the adoption of this update will have a material effect on our consolidated financial statements.

Note 4. Leucadia and Related Transactions

Leucadia Transaction

On March 1, 2013, Jefferies Group LLC completed a business combination with Leucadia and became a wholly-owned subsidiary of Leucadia as described in Note 1, Organization and Basis of Presentation. Each share of Jefferies Group Inc.‘s common stock outstanding was converted into common shares of Leucadia at an Exchange Ratio of 0.81 of a Leucadia common share for each share of Jefferies Group, Inc. (the “Exchange Ratio”). Leucadia exchanged Jefferies Group, Inc.‘s $125.0 million 3.25% Series A-1 Convertible Cumulative Preferred Stock for a new series of

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leucadia $125.0 million 3.25% Cumulative Convertible Preferred Shares. In addition, each restricted share and restricted stock unit of Jefferies Group, Inc. common stock was converted at the Exchange Ratio, into an equivalent award of shares of Leucadia, with all such awards for Leucadia shares subject to the same terms and conditions, including, without limitation, vesting and, in the case of performance-based restricted stock units, performance being measured at existing targets.

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

In connection with the Leucadia Transaction, we recognized $9.0 million and $2.1 million in transaction costs during the three months ended May 31 and February 28, 2013, respectively.

The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands except share amounts):

Purchase Price
Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)

Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81

Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-based payment awards (1)	(6,894,856)

Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90

Fair value of common shares acquired by Leucadia	3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891

Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement as of March 1, 2013.
(2)	The value of the shares of common stock exchanged with Jefferies shareholders was based upon the closing price of Leucadia’s common stock at February 28, 2013, the last trading day prior to the date of acquisition.
(3)	Represents Leucadia’s 3.25% Cumulative Convertible Preferred Shares issued in exchange for Jefferies Group, Inc.‘s 3.25% Series A-1 Convertible Cumulative Preferred Stock.
(4)	The fair value of share-based payment awards is calculated in accordance with ASC 718, Compensation – Stock Compensation. Share-based payment awards attributable to pre-combination service are included as part of the total purchase price. Share-based payment awards attributable to pre-combination service is estimated based on the ratio of the pre-combination service performed to the original service period of the award.
(5)	The fair value of Jefferies shares owned by Leucadia was based upon a price of $21.72, the closing price of Jefferies common stock at February 28, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2014 and November 30, 2013 by level within the fair value hierarchy (in thousands):

	M ay 31, 2014
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,997,684	$345,139	$16,402	$—	$2,359,225
Corporate debt securities	—	3,171,520	31,648	—	3,203,168
Collateralized debt obligations	—	290,292	42,313	—	332,605
U.S. government and federal agency securities	2,176,254	74,996	—	—	2,251,250
Municipal securities	—	690,649	—	—	690,649
Sovereign obligations	1,540,017	1,018,348	—	—	2,558,365
Residential mortgage-backed securities	—	3,024,940	71,962	—	3,096,902
Commercial mortgage-backed securities	—	579,591	24,246	—	603,837
Other asset-backed securities	—	13,603	45,444	—	59,047
Loans and other receivables	—	1,426,045	138,643	—	1,564,688
Derivatives	87,612	2,813,166	913	(2,648,507)	253,184
Investments at fair value	—	5,361	118,071	—	123,432
Physical commodities	—	47,166	—	—	47,166

Total financial instruments owned	$5,801,567	$13,500,816	$489,642	$(2,648,507)	$17,143,518

Cash and cash equivalents	$3,958,288	$—	$—	$—	$3,958,288
Investments in managed funds	$—	$19,250	$56,119	$—	$75,369
Cash and securities segregated and on deposit for regulatory purposes (2)	$3,288,517	$—	$—	$—	$3,288,517
Securities received as collateral	$126,106	$—	$—	$—	$126,106

Total Level 3 assets			$545,761

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,632,106	$52,160	$38	$—	$1,684,304
Corporate debt securities	—	1,510,841	2,780	—	1,513,621
U.S. government and federal agency securities	1,554,835	—	—	—	1,554,835
Municipal securities		—	—	—	—
Sovereign obligations	1,517,111	716,275	—	—	2,233,386
Residential mortgage-backed securities	—	16,837	—	—	16,837
Loans	—	872,322	31,534	—	903,856
Derivatives	75,585	2,881,585	16,195	(2,747,077)	226,288
Physical commodities	—	39,173	—	—	39,173

Total financial instruments sold, not yet purchased	$4,779,637	$6,089,193	$50,547	$(2,747,077)	$8,172,300

Obligation to return securities received as collateral	$126,106	$—	$—	$—	$126,106
Other secured financings	$—	$—	$20,288	$—	$20,288
Embedded conversion option	$—	$3,895	$—	$—	$3,895

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(2)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $564.7 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,913,220	$175,493	$9,884	$—	$2,098,597
Corporate debt securities	—	2,957,102	25,666	—	2,982,768
Collateralized debt obligations	—	182,095	37,216	—	219,311
U.S. government and federal agency	2,293,221	40,389	—	—	2,333,610
Municipal securities	—	664,054	—	—	664,054
Sovereign obligations	1,458,803	889,685	—	—	2,348,488
Residential mortgage-backed securities	—	2,932,268	105,492	—	3,037,760
Commercial mortgage-backed securities	—	1,130,410	17,568	—	1,147,978
Other asset-backed securities	—	55,475	12,611	—	68,086
Loans and other receivables	—	1,203,238	145,890	—	1,349,128
Derivatives	40,952	2,472,237	1,493	(2,253,589)	261,093
Investments at fair value	—	40	101,242	—	101,282
Physical commodities	—	37,888	—	—	37,888

Total financial instruments owned	$5,706,196	$12,740,374	$457,062	$(2,253,589)	$16,650,043

Cash and cash equivalents	$3,561,119	$—	$—	$—	$3,561,119
Investments in managed funds	$—	$—	$57,285	$—	$57,285
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,616,602	$—	$—	$—	$3,616,602
Securities received as collateral	$11,063	$—	$—	$—	$11,063

Total Level 3 assets			$514,347

Liabilities:
Financial instruments sold,
Corporate equity securities	$1,782,903	$40,358	$38	$—	$1,823,299
Corporate debt securities	—	1,346,078	—	—	1,346,078
U.S. government and federal agency securities	1,324,326	—	—	—	1,324,326
Sovereign obligations	1,360,269	471,088	—	—	1,831,357
Residential mortgage-backed securities	—	34,691	—	—	34,691
Loans	—	672,838	22,462	—	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	—	36,483	—	—	36,483

Total financial instruments sold, not yet purchased	$4,511,327	$5,081,999	$30,898	$(2,352,611)	$7,271,613

Obligation to return securities received as collateral	$11,063	$—	$—	$—	$11,063
Other secured financings	$—	$31,000	$8,711	$—	$39,711
Embedded conversion option	$—	$9,574	$—	$—	$9,574

(1)	During the nine months ended November 30, 2013, we transferred listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $304.2 million.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Investments at Fair Value and Investments in Managed Funds

Investments at fair value and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at fair value based on the net asset value of the funds provided by the fund managers and are categorized within Level 2 or Level 3 of the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about our investments in entities that have the characteristics of an investment company at May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014
	Fair Value (6)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$38,315	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	232	—	—
Fund of Funds(3)	388	94	—
Equity Funds(4)	69,047	27,409	—
Convertible Bond Funds(5)	3,647	—	At Will

Total(7)	$111,629	$27,503

	November 30, 2013
	Fair Value (6)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (1)	$20,927	$—	Monthly, Quarterly
High Yield Hedge Funds(2)	244	—	—
Fund of Funds(3)	494	94	—
Equity Funds(4)	66,495	40,816	—
Convertible Bond Funds(5)	3,473	—	At Will

Total(7)	$91,633	$40,910

(1)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At May 31, 2014 and November 30, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30 - 65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $15.6 million at May 31, 2014. The remaining investments in this category cannot be redeemed as they are in liquidation and distributions will be received through the liquidation of the underlying assets of the funds. We are unable to estimate when the underlying assets will be liquidated.
(2)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(3)	Includes investments in fund of funds that invest in various private equity funds. At May 31, 2014 and November 30, 2013, approximately 96% and 98%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.
(4)	At May 31, 2014 and November 30, 2013, investments representing approximately 99% and 99%, respectively of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At May 31, 2014 and November 30, 2013, this category includes investments in equity funds managed by us with a fair value of $56.6 million and $54.4 million and unfunded commitments of $25.8 million and $39.2 million, respectively.
(5)	Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(6)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds’ capital statements.
(7)	Investments at fair value in the Consolidated Statements of Financial Condition at May 31, 2014 and November 30, 2013 include $87.2 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table. We have unfunded commitments to such investments of $-0- and $3.3 million in aggregate at May 31, 2014 and November 30, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Secured Financings

Other secured financings include the notes issued by consolidated VIEs, which are classified as Level 2 within the fair value hierarchy. Fair value is based on recent transaction prices. In addition, at May 31, 2014, Other secured financings includes $20.3 million related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

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

Pricing Information

At May 31, 2014 and November 30, 2013, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	May 31, 2014		November 30, 2013
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	12%	20%	12%	25%
Recently observed transaction prices	4%	5%	5%	4%
External pricing services	72%	70%	68%	66%
Broker quotes	3%	2%	3%	3%
Valuation techniques	9%	3%	12%	2%

	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Successor
	Three Months Ended May 31, 2014 (3)
	Balance, February 28, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, May 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$12,341	$(178)	$90	$(84)	$—	$4,233	$16,402	$(178)
Corporate debt securities	29,315	5,659	1,937	(5,831)	—	568	31,648	7,999
Collateralized debt obligations	66,028	4,706	19,146	(49,636)	(331)	2,400	42,313	238
Residential mortgage-backed securities	116,992	(791)	10,955	(24,618)	(459)	(30,117)	71,962	(422)
Commercial mortgage-backed securities	17,486	(903)	18,026	(21,038)	(1,189)	11,864	24,246	(1,933)
Other asset-backed securities	2,375	(314)	15,686	—	(438)	28,135	45,444	(314)
Loans and other receivables	128,832	11,933	42,278	(48,064)	(21,482)	25,146	138,643	11,922
Investments, at fair value	118,268	2,872	7,660	(4,101)	—	(6,628)	118,071	224
Investments in managed funds	59,528	(8,151)	11,305	—	—	(6,563)	56,119	(8,151)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,015	$(977)	$—	$—	$—	$—	$38	$558
Corporate debt securities	—	(84)	(4,082)	3,012	—	3,934	2,780	$84
Net derivatives (2)	5,773	9,485	(2,150)	2,149	25	—	15,282	(9,485)
Loans	10,260	62	(9,629)	18,995	139	11,707	31,534	(57)
Other secured financings	30,394	—	(992)	—	(9,114)	—	20,288	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended May 31, 2014.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2014

During the three months ended May 31, 2014, transfers of assets of $95.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $5.5 million, commercial mortgage-backed securities of $14.2 million and other asset-backed securities of $29.9 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $26.3 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $11.6 million, and corporate debt securities of $0.6 million due to lack of observable market transactions;

•	Collateralized debt obligations of $7.1 million which have little to no transparency in trade activity;

During the three months ended May 31, 2014, transfers of assets of $66.4 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $35.6 million, commercial mortgage-backed securities of $2.3 million and other asset-backed securities of $1.8 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $4.7 million, loans and other receivables of $1.1 million and investments at fair value of $6.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.4 million and investments in managed funds of $6.7 million due to an increase in observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended May 31, 2014, there were transfers of loan liabilities of $11.7 million from Level 2 to Level 3 due to a decrease in observable inputs in the valuation. There were $3.9 million transfers of corporate debt liabilities from Level 2 to Level 3 due to a lower number of observable market transactions.

Net gains on Level 3 assets were $14.8 million and net losses on Level 3 liabilities were $8.5 million for the three months ended May 31, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain loans and other receivables, collateralized debt obligations, corporate debt securities and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, residential and commercial mortgage-backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments, partially offset by decrease in valuation of certain corporate equity and debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2014 (in thousands):

	Successor
	Six Months Ended May 31, 2014
	Balance, November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance, May 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$(1,583)	$608	$(370)	$—	$—	$7,863	$16,402	$(494)
Corporate debt securities	25,666	5,116	3,835	(3,224)	—	—	255	31,648	7,420
Collateralized debt obligations	37,216	14,169	36,200	(55,963)	—	—	10,691	42,313	5,656
Residential mortgage-backed securities	105,492	(4,114)	21,893	(37,356)	(529)	—	(13,424)	71,962	(1,324)
Commercial mortgage-backed securities	17,568	(2,191)	32,449	(29,864)	(1,710)	—	7,994	24,246	(3,236)
Other asset-backed securities	12,611	(537)	17,361	(5,496)	(438)	—	21,943	45,444	(569)
Loans and other receivables	145,890	3,946	92,579	(88,674)	(26,685)	—	11,587	138,643	3,382
Investments, at fair value	101,242	27,757	30,160	(33,684)	—	—	(7,404)	118,071	25,110
Investments in managed funds	57,285	(11,284)	13,407	—	—	—	(3,289)	56,119	(11,284)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(203)	(28,319)	31,431	—	—	(129)	2,780	203
Net derivatives (2)	6,905	11,591	(179)	(21)	318	—	(3,332)	15,282	(11,591)
Loans	22,462	754	(22,491)	27,908	139	—	2,762	31,534	(57)
Other secured financings	8,711	—	—	—	(9,114)	20,691	—	20,288	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2014

During the six months ended May 31, 2014, transfers of assets of $95.1 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Non-agency residential mortgage-backed securities of $20.9 million, commercial mortgage-backed securities of $8.4 million and other asset-backed securities of $25.5 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $14.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $11.5 million, and corporate debt securities of $0.3 million due to lack of observable market transactions;

•	Collateralized debt obligations of $14.3 million which have little to no transparency in trade activity.

During the six months ended May 31, 2014, transfers of assets of $58.9 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $34.3 million, commercial mortgage-backed securities of $0.4 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $3.6 million, loans and other receivables of $2.6 million and investments at fair value of $7.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and investments in managed funds $3.5 million due to an increase in observable market transactions.

During the six months ended May 31, 2014, there were transfers of loan liabilities of $2.8 million from Level 2 to Level 3 due to a decrease in observable inputs in the valuation. There were $3.3 million transfers of net derivative liabilities from Level 3 to Level 2 and $0.1 million transfers of corporate debt securities from Level 2 to Level 3 due to an increase in observable inputs used in the valuing of derivative contracts and an increase in observable market transactions, respectively.

Net gains on Level 3 assets were $31.3 million and net losses on Level 3 liabilities were $12.1 million for the six months ended May 31, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate debt securities, collateralized debt obligations, loans and other receivables and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, residential and commercial mortgage-backed securities, other asset backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions, partially offset by decrease in valuation of certain corporate debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2013 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Successor
	Three Months Ended May 31, 2013 (3)
	Balance, February 28, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance, May 31, 2013	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$2,906	$5,023	$(2,984)	$—	$1,398	$19,577	$2,058
Corporate debt securities	31,820	(2,867)	918	(11,989)	—	733	18,615	(2,242)
Collateralized debt obligations	29,776	6,698	17,864	(6,270)	—	(2,944)	45,124	6,148
Residential mortgage-backed securities	169,426	(86)	57,750	(71,534)	(5,436)	(6,354)	143,766	(367)
Commercial mortgage-backed securities	17,794	(2,905)	1,403	(2,744)	(1,578)	4,098	16,068	(3,835)
Other asset-backed securities	1,252	(4)	—	—	—	196	1,444	(4)
Loans and other receivables	170,986	(5,049)	160,409	(24,741)	(188,268)	4,159	117,496	(6,925)
Investments, at fair value	70,067	(1,197)	5,000	—	(2,493)	4,987	76,364	(1,349)
Investments in managed funds	59,976	(927)	2,532	—	(6,562)	122	55,141	(926)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	$1,542	$—	$(1,542)				—	$—
Net derivatives (2)	11,185	(386)	—	—	—	—	10,799	386
Loans	7,398	—	(7,398)	15,212	—	—	15,212	—
Other secured financings	—	—	—	—	—	2,294	2,294	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	There were no issuances during the three months ended May 31, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2014 and November 30, 2013

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$16,402
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.3 to 3.5	3.5

Corporate debt securities	$29,739
		Scenario analysis	Estimated recovery percentage	25% to 50%	42%

Collateralized debt obligations	$40,213
		Discounted cash flows	Constant prepayment rate	10% to 20%	13%
			Constant default rate	0% to 3%	2%
			Loss severity	30% to 85%	57%
			Yield	5% to 43%	20%

Residential mortgage-backed securities	$71,962
		Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	20%
			Loss severity	0% to 90%	50%
			Yield	3% to 14%	9%

Commercial mortgage-backed securities	$24,246
		Discounted cash flows	Yield	9% to 18%	12%
			Cumulative loss rate	0% to 9%	4%

Other asset-backed securities	$45,444
		Comparable pricing	Comparable bond price	$100	—
		Discounted cash flows	Constant prepayment rate	0%	—
			Constant default rate	0%	—
			Loss severity	0%	—
			Yield	4%	—

Loans and other receivables	$130,068
		Comparable pricing	Comparable bond or loan price	$93.50 to $100.375	$98
		Market approach	Yield	3% to 4%	4%
			EBITDA (a) multiple	3 to 8	6
		Scenario analysis	Estimated recovery percentage	10% to 100%	88%

Derivatives	$913
Forward contract		Comparable pricing	Comparable loan price	$100.38	—

Investments at fair value
Private equity securities	$26,463
		Comparable pricing	Comparable share price	$27	—

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate debt securities	$2,780
		Comparable pricing	Comparable bond price	$30	—

Derivatives	$15,033
Unfunded Commitment		Comparable pricing	Comparable loan price	$92.25 to $102.20	$94

Loans	$31,534
		Comparable pricing	Comparable loan price	$100.38	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$8,034
Non-exchange traded securities Warrants		Market approach	EBITDA (a) multiple	4.0 to 5.5	4.53
		Option model	Volatility	36%

Corporate debt securities	$17,699
		Scenario analysis	Estimated recovery percentage	24%
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%

Collateralized debt obligations	$34,316
		Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492
		Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568
		Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611
		Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931
		Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives	$1,493
Loan commitments		Comparable pricing	Comparable bond or loan price	$100.875

Investments at fair value	$30,203
Private equity securities		Comparable pricing	Comparable share price	$414
		Market approach	Discount rate	15% to 30%	23%

Financial Instruments Sold, Not Yet Purchased	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Derivatives	$8,398
Equity options		Option model	Volatility	36.25% to 41%	39%

Loans	8,106
		Comparable pricing	Comparable bond or loan price	$101.88	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2014 and November 30, 2013, asset exclusions consisted of $104.2 million and $127.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts and certain corporate loans. At May 31, 2014 and November 30, 2013, liability exclusions consisted of $1.2 million and $14.4 million, respectively of corporate loan commitments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•	Private equity securities, corporate debt securities, other asset-backed securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•	Non-exchange traded securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate of a private equity security would result in a significantly lower (higher) fair value measurement.

•	Corporate debt securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•	Collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

•	Private equity securities using a net asset value technique. A significant increase (decrease) in the discount applied to net asset value would result in a significant (lower) higher fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor			Predecessor
	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Financial Instruments Owned:
Loans and other receivables	$2,038	$1,430	$13,474	$3,924
Financial Instruments Sold:
Loans	$(1,555)	$(2,591)	$—	$—
Loan commitments	(9,024)	(11,090)	(5,421)	(2,746)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	May 31, 2014	November 30, 2013
Financial Instruments Owned:
Loans and other receivables (2)	$276,420	$264,896
Loans greater than 90 days past due (1) (2)	—	—

(1)	The aggregate fair value of loans that were 90 or more days past due was $-0- million and $-0- at May 31, 2014 and November 30, 2013.
(2)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

There were no loan receivables on nonaccrual status at May 31, 2014 and November 30, 2013.

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transactions in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 5, Fair Value Disclosures and Note 19, Commitments, Contingencies and Guarantees for additional disclosures about derivative instruments.)

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

The following tables present the fair value and related number of derivative contracts at May 31, 2014 and November 30, 2013 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts). See Note 7, Collateralized Transactions, for information related to offsetting of certain secured financing transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	M ay 31, 2014 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$1,828	44,290	$704	64,517
Cleared OTC	876,853	2,650	930,315	2,386
Bilateral OTC	793,513	1,913	747,723	830
Foreign exchange contracts
Exchange-traded	166	53,799	339	50,513
Bilateral OTC	474,467	11,146	488,424	12,430
Equity contracts
Exchange-traded	543,402	1,818,081	541,357	1,750,939
Bilateral OTC	10,220	2,531	13,856	850
Commodity contracts
Exchange-traded	68,481	844,560	69,765	837,632
Bilateral OTC	128,079	4,330	151,310	4,082
Credit contracts
Cleared OTC	3,386	4	6,550	9
Bilateral OTC	1,295	15	23,022	31

Total gross derivative assets/ liabilities:
Exchange-traded	613,877		612,165
Cleared OTC	880,239		936,865
Bilateral OTC	1,407,574		1,424,335
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(606,007)		(606,007)
Cleared OTC	(875,817)		(889,732)
Bilateral OTC	(1,166,683)		(1,251,338)

Net amounts per Consolidated Statements of Financial Condition (3)	$253,183		$226,288

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2013 (1)
	Assets		Liabilities
		Number of		Number of
	Fair Value	Contracts	Fair Value	Contracts
Interest rate contracts
Exchange-traded	$8,696	57,344	$3,846	68,268
Cleared OTC	432,667	5,402	396,422	7,730
Bilateral OTC	724,613	1,221	730,897	1,340
Foreign exchange contracts
Exchange-traded	33	111,229	40	104,205
Bilateral OTC	653,739	7,478	693,618	8,212
Equity contracts
Exchange-traded	495,069	1,742,195	465,110	1,800,467
Bilateral OTC	6,715	148	9,875	136
Commodity contracts
Exchange-traded	27,185	785,718	33,661	780,358
Bilateral OTC	114,095	11,811	139,458	8,359
Credit contracts
Cleared OTC	49,531	49	51,632	46
Bilateral OTC	2,339	16	8,131	19

Total gross derivative assets/ liabilities:
Exchange-traded	530,983		502,657
Cleared OTC	482,198		448,054
Bilateral OTC	1,501,501		1,581,979
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(489,375)		(489,375)
Cleared OTC	(446,520)		(445,106)
Bilateral OTC	(1,317,694)		(1,418,130)

Net amounts per Consolidated Statements of Financial Condition (3)	$261,093		$180,079

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and six months ended May 31, 2014, and for the three months ended May 31, 2013 and February 28, 2013 (in thousands):

	Successor			Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
Gains (Losses)	May 31, 2014	May 31, 2014	May 31, 2013	February 28, 2013
Interest rate contracts	$(49,738)	$(49,946)	$29,381	$38,936
Foreign exchange contracts	(4,281)	1,156	4,135	11,895
Equity contracts	(73,529)	(164,630)	33,892	(22,021)
Commodity contracts	21,794	37,980	21,513	19,585
Credit contracts	(11,441)	(15,330)	(11,010)	(3,742)

Total	$(117,195)	$(190,770)	$77,911	$44,653

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as of May 31, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total
Commodity swaps, options and forwards	$52,226	$1,435	$—	$—	$53,661
Equity swaps and options	1,297	—	—	—	1,297
Total return swaps	6,559	—	—	—	6,559
Foreign currency forwards, swaps and options	85,715	15,283	51	(14,167)	86,882
Interest rate swaps, options and forwards	80,802	114,082	129,218	(70,493)	253,609

Total	$226,599	$130,800	$129,269	$(84,660)	402,008

Cross product counterparty netting					(17,810)

Total OTC derivative assets included in Financial instruments owned					$384,198

(1)	At May 31, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $11.6 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At May 31, 2014, cash collateral received was $143.0 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	OTC Derivative Liabilities (1) (2) (4)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (3)	Total
Commodity swaps, options and forwards	$78,158	$9,117	$—	$—	$87,275
Credit default swaps	51	8,744	898	—	9,693
Equity swaps and options	—	—	9,300	—	9,300
Total return swaps	2,200	—	—	—	2,200
Foreign currency forwards, swaps and options	88,516	16,380	—	(14,167)	90,729
Interest rate swaps, options and forwards	56,392	111,734	166,652	(70,493)	264,285

Total	$225,317	$145,975	$176,850	$(84,660)	463,482

Cross product counterparty netting					(17,810)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$445,672

(1)	At May 31, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $22.2 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At May 31, 2014, cash collateral pledged was $241.6 million.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
(4)	Derivative fair values include counterparty netting within product category.

At May 31, 2014, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$179,090
BBB- to BBB+	52,347
BB+ or lower	82,789
Unrated	69,972

Total	$384,198

(1)	We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2014 and November 30, 2013 is $47.3 million and $170.2 million, respectively, for which we have posted collateral of $42.4 million and $127.7 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2014 and November 30, 2013, we would have been required to post an additional $5.6 million and $49.4 million, respectively, of collateral to our counterparties.

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2014 and November 30, 2013, the approximate fair value of securities received as collateral by us that may be sold or repledged was $22.5 billion and $21.9 billion, respectively.

At May 31, 2014 and November 30, 2013, a substantial portion of the securities received by us had been sold or repledged.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At May 31, 2014 and November 30, 2013, $126.1 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position. See Note 6, Derivative Financial Instruments, for information related to offsetting of derivatives.

	May 31, 2014
		Netting in	Net Amounts in
		Consolidated	Consolidated	Additional
		Statement of	Statement of	Amounts
	Gross	Financial	Financial	Available for	Available
(in thousands)	Amounts	Condition	Condition	Setoff (1)	Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,097,098	$—	$6,097,098	$(807,137)	$(877,639)	$4,412,322
Reverse repurchase agreements	$11,402,865	$(6,793,443)	$4,609,422	$(230,295)	$(4,355,647)	$23,480
Liabilities
Securities lending arrangements	$2,901,159	$—	$2,901,159	$(807,137)	$(2,063,606)	$30,416
Repurchase agreements	$18,461,573	$(6,793,443)	$11,668,130	$(230,295)	$(10,996,643)	$441,192

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $4,358.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,242.4 million, and $431.0 million of repurchase agreements, for which we have pledged securities collateral of $448.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2013
		Netting in	Net Amounts in
		Consolidated	Consolidated	Additional
		Statement of	Statement of	Amounts
	Gross	Financial	Financial	Available for	Available
(in thousands)	Amounts	Condition	Condition	Setoff (1)	Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$5,359,846	$—	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	$12,715,449	$(8,968,529)	$3,746,920	$(590,754)	$(3,074,540)	$81,626
Liabilities
Securities lending arrangements	$2,506,122	$—	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	$19,748,374	$(8,968,529)	$10,779,845	$(590,754)	$(8,748,641)	$1,440,450

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $3,288.5 million and $3,616.6 million at May 31, 2014 and November 30, 2013, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjects Jefferies Bache, LLC as a futures commission merchant to segregation requirements.

Note 8. Securitization Activities

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

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Revenues subsequent to such identification and isolation, including revenues recognized from the sales of the beneficial interests to investors, are reflected as net underwriting revenues. If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

secured borrowing is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers made as part of our securitization activities for which we have not relinquished control over the related assets was $20.3 million and $20.3 million, respectively, at May 31, 2014 and $8.7 million and $8.7 million, respectively, at November 30, 2013. The related liabilities do not have recourse to our general credit.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor			Predecessor
	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Transferred assets	$1,599.7	$3,226.6	$2,184.0	$2,735.2
Proceeds on new securitizations	1,600.1	3,228.2	2,190.9	2,751.3
Net revenues	0.9	1.6	4.8	12.9
Cash flows received on retained interests	$20.4	$28.9	$11.1	$32.3

Assets received as proceeds in the form of mortgage-backed-securities or collateralized loan obligations issued by the SPEs have been initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies and Note 5, Fair Value Disclosures. We have no explicit or implicit arrangements to provide additional financial support to these SPEs and have no liabilities related to these SPEs at May 31, 2014 and November 30, 2013. Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned – Mortgage- and asset-backed securities. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 9, Variable Interest Entities.

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,466.7	$254.3
U.S. government agency commercial mortgage-backed securities	3,655.2	100.2
Collateralized loan obligations	728.5	8.6

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	November 30, 2013
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

We do not have any outstanding derivative contracts executed in connection with these securitization activities. Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included within total Financial instruments owned—Mortgage- and asset-backed securities on our Consolidated Statements of Financial Condition.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Purchases of mortgage-backed securities and collateralized debt and loan obligations in connection with our trading and secondary market making activities,

•	Retained interests held as a result of securitization activities as part of primary market making activities, including the resecuritizations of mortgage-backed securities and the securitization of corporate loans,

•	Financing of agency and non-agency mortgage- and other asset-backed securities through financing vehicles utilizing master repurchase agreements, participation certificates and revolving loan commitments,

•	Management and performance fees in the Jefferies Umbrella Fund, and

•	Loans to and investments in investment fund vehicles.

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of May 31, 2014 and November 30, 2013. The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation. We have aggregated our consolidated VIEs based upon principal business activity.

	May 31, 2014		November 30, 2013
(in millions)	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$0.2	$—	$0.2
Financial instruments owned	—	0.4	97.5	0.4
Securities purchased under agreement to resell (1)	220.0	—	195.1	—
Other assets	—	—	2.3	—

	$220.0	$0.6	$294.9	$0.6

Other secured financings (2)	$220.0	$—	$292.5	$—
Other liabilities	—	0.2	2.1	0.2

	$220.0	$0.2	$294.6	$0.2

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $66.5 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2013.

Securitization Vehicles. We are the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit.

At November 30, 2013, we were the primary beneficiary of a securitization vehicle to which we transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle. Our variable interests in this vehicle consists of the securities retained. The assets of the VIE consist of a corporate loan, which is available for the benefit of the vehicle’s beneficial interest holders. During the second quarter of 2014, the loan was repaid, the securities issued by the securitization vehicle were redeemed and the securitization vehicle was terminated. As a result, the securitization vehicle is no longer consolidated by us at May 31, 2014 and no gain or loss was recognized upon deconsolidation.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nonconsolidated VIEs

We also hold variable interests in VIEs in which we are not the primary beneficiary and do not have the power to direct the activities that most significantly impact their economic performance and, accordingly, do not consolidate. We have not provided financial or other support to these VIEs during the three and six months ended May 31, 2014 and three months ended May 31, 2013, and the three months ended February 28, 2013. We have no explicit or implicit arrangements to provide additional financial support to these VIEs at May 31, 2014 and November 30, 2013.

The following tables present information about nonconsolidated VIEs in which we had variable interests aggregated by principal business activity. The tables include VIEs where we have determined that the maximum exposure to loss is greater than specific thresholds or meets certain other criteria.

	May 31, 2014
	Carrying Amount		Maximum
(in millions)	Assets	Liabilities	Exposure to loss		VIE Assets
Collateralized loan obligations (1)	$174.1	$0.3	$678.2		$3,564.6
Agency mortgage- and asset-backed securitizations (2) (3)	859.4	—	859.4	(5)	13,570.6
Non-agency mortgage- and asset-backed securitizations (2) (3)	956.3	—	956.3	(5)	217,889.8
Asset management vehicle (4)	3.6	—	3.6	(5)	394.6
Private equity vehicles (4)	45.2	—	61.4		94.8

Total	$2,038.6	$0.3	$2,558.9		$235,514.4

(1)	Assets consist of debt securities and participation interests in corporate loans accounted for at fair value, which are included within Financial instruments owned. Liabilities consist of forward sale agreements and a guarantee provided to a CLO managed by Jefferies Finance, which are accounted for at fair value and included within Financial instruments sold, not yet purchased.
(2)	VIE assets represent the unpaid principal balance of the assets in these vehicles at May 31, 2014, and represent the underlying assets that provide the cash flows supporting our variable interests.
(3)	Assets consist of debt securities accounted for at fair value, which are included within Financial instruments owned.
(4)	Assets consist of equity interests, which are included within Investments in managed funds.
(5)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

	November 30, 2013
	Carrying Amount		Maximum
(in millions)	Assets	Liabilities	Exposure to loss		VIE Assets
Collateralized loan obligations (1)	$11.9	$0.2	$88.8		$1,122.3
Agency mortgage- and asset-backed securitizations (2) (3)	1,226.0	—	1,226.0	(5)	5,857.3
Non-agency mortgage- and asset-backed securitizations (2) (3)	840.1	—	840.1	(5)	78,070.8
Asset management vehicle (4)	3.5	—	3.5	(5)	454.2
Private equity vehicles (4)	40.8	—	68.8		89.4

Total	$2,122.3	$0.2	$2,227.2		$85,594.0

(1)	Assets consist of debt securities accounted for at fair value, which are included within Financial instruments owned. Liabilities consist of forward sale agreements accounted for at fair value, which are included within Financial instruments sold, not yet purchased.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	VIE assets represent the unpaid principal balance of the assets in these vehicles at November 30, 2013 and represent the underlying assets that provide the cash flows supporting our variable interests.
(3)	Assets consist of debt securities accounted for at fair value, which are included within Financial instruments owned.
(4)	Assets consist of equity interests, which are included within Investments in managed funds.
(5)	Our maximum exposure to loss in these non-consolidated VIEs is limited to our investment, which is represented by the financial statement carrying amount of our purchased or retained interests.

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

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that invests primarily in convertible bonds and enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary as of May 31, 2014 and November 30, 2013 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). As of May 31, 2014 and November 30, 2013, we funded approximately $58.8 million and $47.0 million, respectively, of our commitment. The carrying amount of our equity investment was $43.9 million and $39.2 million at May 31, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.3 million and $1.6 million at May 31, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.

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

As of May 31, 2014, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. As of May 31, 2014, we have funded $331.1 million of our $600.0 million commitment, leaving $268.9 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $700.0 million at May 31, 2014. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2014 and November 30, 2013, we have funded $0.0 million and $123.8 million, respectively, of our $350.0 million commitment. During the three and six months ended May 31, 2014, $0.6 million and $1.1 million of interest income and $0.4 million and $1.1 million of unfunded commitment fees, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility. During the three months ended May 31 and February 28, 2013, we earned interest income of $0.4 million and $4.1 million and unfunded commitment fees of $0.4 million and $0.3 million, respectively.

The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31,	November 30,
	2014	2013
Total assets	$4,226.6	$3,271.9
Total liabilities	3,564.4	2,597.0
Total equity	662.2	674.9
Our total equity balance	331.1	337.3

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net earnings of Jefferies Finance were $29.3 million and $58.5 million for the three and six months ended May 31, 2014, respectively, and $20.3 million and $36.7 million for the three months ended May 31 and February 28, 2013, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $38.8 million and $86.4 million during the three and six months ended May 31, 2014, respectively, and $35.2 million and $39.9 million during the three months ended May 31 and February 28, 2013, respectively, recognized in Investment banking revenues on the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $3.4 million and $7.7 million during the three and six months ended May 31, 2014, respectively, and $6.2 million and $0.8 million during the three months ended May 31 and February 28, 2013, respectively, which are recognized as Business development expenses on the Consolidated Statements of Earnings. Under a service agreement, we charged Jefferies Finance $7.0 million and $28.7 million for services provided during the three and six months ended May 31, 2014, respectively, and $5.4 million and $15.7 million for the three months ended May 31 and February 28, 2013, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $14.2 million and $31.1 million at May 31, 2014 and November 30, 2013, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. As of May 31, 2014 and November 30, 2013, we have funded $108.1 million and $175.5 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	May 31,	November 30,
	2014	2013
Total assets	$899.0	$974.9
Total liabilities	568.4	507.9
Total equity	330.6	467.0
Our total equity balance	160.3	226.5

The net earnings of Jefferies LoanCore were $6.8 million and $11.8 million for the three and six months ended May 31, 2014, respectively, and $41.7 million and $7.3 million for the three months ended May 31 and February 28, 2013, respectively.

Under a service agreement, we charged Jefferies LoanCore $16,000 and $0.1 million for the three and six months ended May 31, 2014, respectively, and $0.1 million and $0.6 million for the three months ended May 31 and February 28, 2013, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $4,900 and $230,000 at May 31, 2014 and November 30, 2013, respectively.

In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $0.3 million and $0.6 million, respectively, during the three and six months ended May 31, 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital Group, Inc., a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock, which contained certain conversion options, in exchange for cash consideration of $125.0 million. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital Group Inc. common stock for the remainder of our holdings. As of May 31, 2014, we owned approximately 18.0% of the outstanding common stock of Knight.

We elected to record our investment in Knight at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at May 31, 2014 is based on the closing exchange price of Knight’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $7.6 million and $6.6 million for three and six months ended May 31, 2014, respectively, and $(5.7) million and $26.5 million for the three months ended May 31 and February 28, 2013, respectively, are recognized in Revenues—Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight as of March 31, 2014, the most recently available public financial information for the company (in millions):

March 31, 2014
Total assets	$7,030.3
Total liabilities	5,464.1
Total equity	1,566.2

Knight’s net income was $35.7 million for the three months ended March 31, 2014.

We have separately entered into securities lending transactions with Knight in the normal course of our capital markets activities. At May 31, 2014, the balances of securities borrowed and securities loaned were $10.8 million and $2.1 million, respectively, and at November 30, 2013, $11.0 million and $22.7 million, respectively.

Note 11. Goodwill and Other Intangible Assets

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

Goodwill resulting from the Leucadia Transaction attributed to our reportable segments are as follows (in thousands):

	May 31, 2014	November 30, 2013
Capital Markets	$1,720,017	$1,717,246
Asset Management	5,100	5,100

Total goodwill	$1,725,117	$1,722,346

The following table is a summary of the changes to goodwill for the three and six months ended May 31, 2014, the nine months ended November 30, 2013 and three months ended February 28, 2013 (in thousands):

	Successor				Predecessor
	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013
Balance, at beginning of period	$1,724,883	$1,722,346	$1,720,380		$365,670
Less: Disposal	—	—	(5,700	)(1)	—
Add: Contingent consideration	—	—	—		2,394	(2)
Add: Translation adjustments	234	2,771	7,666		(1,287)

Balance, at end of period	$1,725,117	$1,725,117	$1,722,346		$366,777	(3)

(1)	As a result of a restructuring of our ownership interest in the commodities asset management business, we no longer hold a controlling interest and accordingly do not consolidate this business. In addition, we sold Jefferies International Management Limited to Leucadia. Goodwill associated with these entities was included in the net assets disposed of in the transactions.
(2)	Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.
(3)	Predecessor Company goodwill as of February 28, 2013 was reduced to $-0- as of March 1, 2013, as a result of purchase accounting adjustments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets as of May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014
	Gross cost	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$137,205	$(22,095)	$115,110	14.3
Trade name	133,468	(4,930)	128,538	33.8
Exchange and clearing organization membership interests and registrations	14,979	—	14,979	N/A

	$285,652	$(27,025)	$258,627

	November 30, 2013
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$136,740	$—	$(17,567)	$119,173	14.8
Trade name	132,967	—	(2,966)	130,001	34.3
Exchange and clearing organization membership interests and registrations	15,294	(378)	—	14,916	N/A

	$285,001	$(378)	$(20,533)	$264,090

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

For intangible assets with a finite life, aggregate amortization expense amounted to $3.2 million and $6.4 million for the three and six months ended May 31, 2014, respectively, and $6.8 million and $0.4 million for the three months ended May 31 and February 28, 2013, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense for the five succeeding fiscal years are as follows (in thousands):

Remainder of fiscal 2014	$6,334
Year ended November 30, 2015	12,668
Year ended November 30, 2016	12,668
Year ended November 30, 2017	12,668
Year ended November 30, 2018	12,668

Note 12. Short-Term Borrowings

Bank loans represent short-term borrowings that are payable on demand and generally bear interest at a spread over the federal funds rate. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model. Bank loans at May 31, 2014 and November 30, 2013 were $12.0 million and $12.0 million, respectively. At May 31, 2014, the interest rate on short-term borrowings outstanding is 0.66% per annum. Average daily bank loans outstanding for the three and six months ended May 31, 2014 were $181.3 million and $97.6 million, respectively, and for the three months ended May 31 and February 28, 2013 were $66.3 million and $110.0 million, respectively.

Note 13. Long-Term Debt

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014	November 30, 2013
Unsecured Long-Term Debt
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$250,243	$255,676
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	512,096	516,204
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	368,235	373,178
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	848,235	854,011
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	845,739	858,425
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	679,951	—
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	860,021	866,801
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	4,762	4,792
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	624,482	625,626
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	382,381	383,224
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	353,037	359,281
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,197	513,343
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	422,105	422,245

	$6,664,484	$6,032,806

Secured Long-Term Debt
Credit facility, due August 26, 2014	65,000	200,000

	$6,729,484	$6,232,806

(1)	As a result of the transaction with Leucadia on March 1, 2013, the value of the 3.875% Convertible Senior debentures at May 31, 2014 and November 30, 2013, includes the fair value of the conversion feature of $3.9 million and $9.6 million, respectively. The change in fair value of the conversion feature is included within Revenues – Principal transactions in the Consolidated Statement of Earnings and amounted to a gain of $3.7 million and a gain of $5.7 million for the three and six months ended May 31, 2014 and a loss of $7.1 million for the three months ended May 31, 2013.

On May 20, 2014, under our $2.0 billion Euro Medium Term Note Program we issued senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum. Proceeds amounted to €498.7 million. On January 15, 2013, we issued $1.0 billion in senior unsecured long-term debt, comprising 5.125% Senior Notes, due 2023 and 6.5% Senior Notes, due 2043. The 5.125% Senior Notes were issued with a principal amount of $600.0 million and we received proceeds of $595.6 million. The 6.5% Senior Notes were issued with a principal amount of $400.0 million and we received proceeds of $391.7 million.

Upon completion of the Leucadia Transaction on March 1, 2013, our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. As of June 12, 2014, each $1,000 debenture is currently convertible into 22.0775 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.29 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. As of March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt - On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. The Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower. At May 31, 2014 and November 30, 2013, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility.

Note 14. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees, that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014	November 30, 2013
Jefferies Structured Alpha Fund B, LLC (1)	$—	$115,958
Global Equity Event Opportunity Fund, LLC (2)	25,543	—
Other	5,354	1,196

Noncontrolling interests	$30,897	$117,154

(1)	During the first quarter of 2014, the Jefferies Structured Alpha Fund B. LLC was deconsolidated due to substantive investments in the entity by third parties. No gain or loss was recognized upon deconsolidation. At November 30, 2013, noncontrolling interests include $75.0 million invested by Leucadia.
(2)	At May 31, 2014, all noncontrolling interests are attributed to Leucadia.

Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statements of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Interests in consolidated subsidiaries that meet the definition of mandatorily redeemable financial instruments require liability classification and remeasurement at the estimated amount of cash that would be due and payable to settle such interests under the applicable entity’s organization agreement. Changes to mandatorily redeemable financial instruments are reflected as Interest on mandatorily redeemable preferred interests of consolidated subsidiaries within Net revenues in our Consolidated Statements of Earnings.

On April 1, 2013, mandatorily redeemable financial instruments, representing Leucadia’s member’s equity interests in Jefferies High Yield Holdings, LLC (“JHYH”), were redeemed and subsequently contributed back to us by Leucadia as additional equity in Jefferies Group LLC. Prior to redemption, the mandatorily redeemable financial instruments represented equity interests in JHYH.

Note 15. Benefit Plans

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $19.2 million and $19.7 million at May 31, 2014 and November 30, 2013, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of net periodic pension (benefit)/cost for our pension plans are as follows (in thousands):

	Successor			Predecessor
U.S. Pension Plan	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Components of net periodic pension (income) cost:
Service cost	$56	$112	$56	$56
Interest cost on projected benefit obligation	607	1,214	557	529
Expected return on plan assets	(789)	(1,578)	(680)	(665)
Net amortization	(36)	(72)	—	300

Net periodic pension (income)/cost	$(162)	$(324)	$(67)	$220

	Successor			Predecessor
German Pension Plan	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Components of net periodic pension cost:
Service cost	$11	$22	$16	$16
Interest cost on projected benefit obligation	221	442	213	220
Net amortization	63	125	44	45

Net periodic pension cost	$295	$589	$273	$281

Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan during the six months ended May 31, 2014 and we expect to make $1.0 million in contributions to the plan during the remainder of the 2014 fiscal year. We did not contribute to the German Pension Plan during the six months ended May 31, 2014 and do not expect to make any contributions to the German Pension Plan for the remainder of the fiscal year.

Note 16. Compensation Plans

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

The following are descriptions of the compensation plans and the activity of such plans for three and six months ended May 31, 2014 and three months ended May 31, 2013, and for the three months ended February 28, 2013.

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows for awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. Restricted stock units (“RSUs”) give a participant the right to receive fully vested common shares at the end of a specified deferral period, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

common shares as cash amounts or as deemed reinvestments in additional RSUs. In connection with the Leucadia Transaction, the Incentive Plan was amended to provide for awards to be issued relating to shares of Leucadia, our parent company as of March 1, 2013. Share-based awards outstanding at March 1, 2013 were converted into awards for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that previously existed (except for the elimination of fractional shares).

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

The total compensation cost associated with restricted stock and RSUs amounted to $18.1 million, $50.0 million and $23.4 million for three months and six months ended May 31, 2014 and the three months ended May 31, 2013, respectively, and $22.3 million for the three months ended February 28, 2013. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of the acquisition accounting, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013. As of May 31, 2014, we had $129.5 million of total unrecognized compensation cost allocated to us related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.3 years.

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

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.4 million, $4.8 million and $1.6 million for the three and six months ended May 31, 2014 and the three months ended May 31, 2013, respectively, and $2.6 million for the three months ended February 28, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of three years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $35.0 million, $78.2 million and $47.0 million for the three months and six months ended May 31, 2014 and the three months ended May 31, 2013, respectively, and $48.2 million for the three months ended February 28, 2013. At May 31, 2014 and November 30, 2013, the remaining unamortized amount of these awards was $274.1 million and $185.0 million, respectively, and is included within Other assets on the Consolidated Statements of Financial Condition.

Note 17. Earnings per Share

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

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the Credit Facility as described in Note 13, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A $0.075 dividends per share of common stock was declared during the three months ended February 28, 2013.

Note 18. Income Taxes

As of May 31, 2014 and November 30, 2013, we had approximately $136.1 million and $126.8 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $90.6 million and $85.5 million at May 31, 2014 and November 30, 2013, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. As of May 31, 2014 and November 30, 2013, we had interest accrued of approximately $26.3 million and $22.9 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the six months ended May 31, 2014 and year ended November 30, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19. Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at May 31, 2014 (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout
Equity commitments (1)	$1.6	$7.5	$0.9	$—	$475.4	$485.4
Loan commitments (1)	10.8	26.3	515.1	175.9	—	728.1
Mortgage-related commitments	862.0	387.9	496.5	—	—	1,746.4
Underwriting commitments	85.9	—	—	—	—	85.9
Forward starting reverse repos and repos	206.2	—	—	—	—	206.2

	$1,166.5	$421.7	$1,012.5	$175.9	$475.4	$3,252.0

(1)	Equity and loan commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration as of May 31, 2014. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	2014	2015-2019	2020 and Later	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Investment grade	$—	$69.4	$—	$69.4	$—	$69.4
Non-investment grade	—	78.9	—	78.9	17.9	61.0
Unrated	14.8	641.0	—	655.8	58.1	597.7

Total	$14.8	$789.3	$—	$804.1	$76.0	$728.1

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $91.9 million of funded loans included in Financial instruments owned – Loans and Loans to and investments in related parties, and a $15.9 million net liability related to lending commitments recorded in Financial instruments sold – Derivatives and Financial instruments owned – Derivatives in the Consolidated Statement of Financial Condition as of May 31, 2014.
(3)	Represents the notional amount of unfunded lending commitments.

Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian Friedman, one of our directors and Chairman of the Executive Committee. As of May 31, 2014, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $31.8 million.

See Note 10, Investments for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, as of May 31, 2014, we had other outstanding equity commitments to invest up to $1.8 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of May 31, 2014, we had $378.1 million of outstanding loan commitments to clients.

Loan commitments outstanding at May 31, 2014, also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statements of Financial Condition was $67.2 million at May 31, 2014.

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

During the first quarter of 2014, Jefferies reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the Securities and Exchange Commission (“SEC”), relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time the Company terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. At May 31, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $5.1 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2014 (in millions):

	Expected Maturity Date
Guarantee Type:	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout
Derivative contracts—non-credit related	$37,589.9	$1,141.8	$43.7	$1.2	$534.5	$39,311.1
Written derivative contracts—credit related	—	—	—	420.8	—	420.8

Total derivative contracts	$37,589.9	$1,141.8	$43.7	$422.0	$534.5	$39,731.9

At May 31, 2014 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$344.8	$—	$—	$—	$—	$—	$344.8
Single name credit default swaps	$—	$—	$—	$61.0	$15.0	$—	$76.0

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2014, the fair value of derivative contracts meeting the definition of a guarantee is approximately $110.7 million.

Loan Guarantee. We have provided a guarantee to Jefferies Finance, whereby we are required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. As of May 31, 2014, the maximum amount payable under the guarantee is $21.0 million and matures in January 2021.

Stand by Letters of Credit. At May 31, 2014, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $31.6 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 20. Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and which may limit distributions from the broker-dealers. Jefferies and Jefferies Execution have elected to calculate minimum capital requirements under the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies Bache, LLC is registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

As of May 31, 2014, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,090,453	$1,016,424
Jefferies Execution	5,307	5,057

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$196,264	$80,938

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

Our net revenues and expenses by segment are summarized below (in millions):

	Successor			Predecessor
	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Capital Markets:
Net revenues	$717.8	$1,594.7	$647.9	$807.6
Expenses	$617.1	$1,322.8	$582.2	$660.6
Asset Management:
Net revenues	$5.2	$27.3	$10.5	$10.9
Expenses	$6.7	$17.8	$7.6	$7.5
Total:
Net revenues	$723.0	$1,622.0	$658.4	$818.5
Expenses	$623.8	$1,340.6	$589.8	$668.1

The following table summarizes our total assets by segment as of May 31, 2014 and November 30, 2013 (in millions):

	May 31, 2014	November 30, 2013
Segment assets:
Capital Markets	$43,025.9	$39,276.8
Asset Management	584.1	900.2

Total assets	$43,610.0	$40,177.0

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Successor			Predecessor
	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Americas (1)	$538,930	$1,231,985	$522,146	$663,588
Europe (2)	159,983	346,774	117,043	133,104
Asia	24,079	43,261	19,249	21,852

Net revenues	$722,992	$1,622,020	$658,438	$818,544

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 22. Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2014 and November 30, 2013, loans to and/or equity investments in Private Equity Related Funds were in aggregate $63.7 million and $61.7 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor			Predecessor
	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	Three Months Ended May 31, 2013	Three Months Ended February 28, 2013
Interest income	$—	$—	$137	$516
Other revenues and investment (loss) income	(9,036)	(11,459)	(973)	947

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 19, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At May 31, 2014 and November 30, 2013, we have commitments to purchase $433.1 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Officers, Directors and Employees. At May 31, 2014 and November 30, 2013, we had $15.5 million and $13.9 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

Leucadia. Under a service agreement, we charge Leucadia for certain services which, for the three and six months ended May 31, 2014 amounted to $9.2 million and $17.2 million, respectively. As of May 31, 2014 and November 30, 2013, we had a receivable from Leucadia of $9.8 million and $2.3 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. As of May 31, 2014 and November 30, 2013, we had a payable to Leucadia of $12.3 million and $6.7 million respectively, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 18, 2014, we sold our investment in Harbinger Group Inc., consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date. In addition, on February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value. During the three months ended May 31 and February 28, 2013, we distributed $65,000 and $61,000 to Leucadia in respect of Leucadia’s remaining investment in our high yield joint venture.

See Note 4, Leucadia and Related Transactions for information regarding the transaction on March 1, 2013 and Note 14, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries regarding other investments by Leucadia.

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

Consolidated Results of Operations

On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to an agreement with Leucadia (the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. For further information, see Note 1, Organization and Basis of Presentation in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the historical financial results in the tables that follow for the periods before and after the Leucadia Transaction. Periods prior to March 1, 2013 are referred to as Predecessor periods, while periods after March 1, 2013 are referred to as Successor periods to reflect the fact that under U.S. generally accepted accounting principles (“U.S. GAAP”) Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the periods (i) three and six months ended May 31, 2014 and the three months ended May 31, 2013 (the “Successor period”) and (ii) the three months ended February 28, 2013 (the “Predecessor period”). The following table provides an overview of our consolidated results of operations (in thousands):

	Successor			Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2014	May 31, 2014	May 31, 2013	February 28, 2013
Net revenues, less mandatorily redeemable preferred interests	$722,992	$1,622,020	$655,070	$807,583
Non-interest expenses	623,855	1,340,614	589,817	668,096
Earnings before income taxes	99,137	281,406	65,253	139,487
Income tax expense	37,323	104,200	25,007	48,645
Net earnings	61,814	177,206	40,246	90,842
Net earnings to noncontrolling interests	488	3,448	738	10,704
Net earnings attributable to Jefferies Group LLC / common stockholders	61,326	173,758	39,508	80,138
Effective tax rate	37.6%	37.0%	38.3%	34.9%

As indicated in our Quarterly Report on Form 10-Q for the three months ended August 31, 2013 and our Annual Report on
Form 10-K for the year ended November 30, 2013, we have made correcting adjustments to our historical financial statements for the first quarter and second quarter of 2013. We do not believe these adjustments are material to our financial statements for the quarterly period ended February 28, 2013. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 26, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Annual Report on
Form 10-K for the year ended November 30, 2013.

Executive Summary

Three Months Ended May 31, 2014

Net revenues, less mandatorily redeemable preferred interests, for the three months ended May 31, 2014 were $723.0 million. Our fixed income and equities revenues reflect the challenging market conditions with continued tapering of the U.S. Federal reserve monetary stimulus, persistent global geopolitical concerns and, towards the end of the quarter, a sharp reduction in volatility to record lows across many asset classes manifesting in lower client activity. Reflected within Net revenues for the second quarter of 2014 is positive income of $26.4 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction, and gains of $39.6 million in aggregate from our investments in KCG Holdings, Inc. (“Knight”) and Harbinger Group Inc. (“Harbinger”), the latter of which we sold to Leucadia in March 2014.

Non-interest expenses were $623.9 million for the three months ended May 31, 2014 and include Compensation and benefits expense of $404.9 million recognized commensurate with the level of net revenues for the three month period. Compensation and benefits expenses as a percentage of Net revenues was 56.0% for the three months ended May 31, 2014. Non-interest expense includes $2.1 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $3.5 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date and $3.9 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At May 31, 2014, we had 3,785 employees globally, slightly below our headcount at November 30, 2013 of 3,797.

Six Months Ended May 31, 2014

Net revenues, less mandatorily redeemable preferred interests, for the six months ended May 31, 2014 were $1,622.0 million reflecting strong revenues in investment banking and equities. Our fixed income revenues were solid, particularly given challenging market conditions, continued tapering of the U.S. Federal reserve monetary stimulus and global economic pressures. The results for the six months of 2014 reflect within Net revenues positive income of $52.5 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction and gains of $26.5 million in aggregate from our investments in Knight and Harbinger.

Non-interest expenses were $1,340.6 million for the six months ended May 31, 2014 and include Compensation and benefits expense of $912.8 million recognized commensurate with the level of net revenues for the six month period. Compensation and benefits expenses as a percentage of Net revenues was 56.3% for the six months ended May 31, 2014. Non-interest expense includes $4.2 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $7.0 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $7.5 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements.

Three Months Ended May 31, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended May 31, 2013 were $655.1 million. The results for the second quarter of 2013 reflect within Net revenues positive income of $24.4 million representing the amortization of premiums arising upon increasing the balance our long-term debt to fair value in connection with the pushdown accounting for the Leucadia Transaction and an unrealized mark down of $5.7 million on our share ownership in Knight Capital, Inc.

Non-interest expenses were $589.8 million for the three months ended May 31, 2013. Non-interest expenses include Compensation and benefits expense of $373.9 million for the quarter recognized commensurate with the level of net revenues. Compensation costs as a percentage of Net revenues for the three months ended May 31, 2013 were 57.1%. Non-interest expense also includes approximately $22.1 in costs associated with the closing of the March 1, 2013 Leucadia Transaction. These costs are comprised of $9.0 million in investment banking and filing fees, $2.1 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $6.1 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $4.9 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the Leucadia Transaction date. In addition, occupancy and equipment includes a $7.3 million charge associated with our relocating certain staff and abandoning certain London office space.

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

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the Successor periods three and six months ended May 31, 2014 and three months ended May 31, 2013, and the Predecessor period three months ended February 28, 2013 (amounts in thousands):

	Successor						Predecessor
	Three Months Ended May 31, 2014		Six Months Ended May 31, 2014		Three Months Ended May 31, 2013		Three Months Ended February 28, 2013
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Equities	$177,238	24%	$366,061	23%	$141,590	21%	$167,354	21%
Fixed income	217,706	30	503,634	31	229,187	35	352,029	43

Total sales and trading	394,944	54	869,695	54	370,777	56	519,383	64
Equity	83,726	12	178,464	11	53,564	8	61,380	7
Debt	147,000	20	320,038	20	133,714	20	140,672	17

Capital markets	230,726	32	498,502	31	187,278	28	202,052	24
Advisory	100,423	14	246,967	15	89,856	14	86,226	11

Total investment banking	331,149	46	745,469	46	277,134	42	288,278	35
Asset management fees and investment income (loss) from managed funds:
Asset management fees	4,927	1	14,373	1	11,332	2	11,083	1
Investment income (loss) from managed funds	(8,028)	(1)	(7,517)	(1)	(805)	—	(200)	—

Total	(3,101)	—	6,856	—	10,527	2	10,883	1

Net revenues	722,992	100%	1,622,020	100%	658,438	100%	818,544	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—		—		3,368		10,961

Net revenues, less mandatorily redeemable preferred interests	$722,992		$1,622,020		$655,070		$807,583

Net Revenues

Net revenues for the three months ended May 31, 2014 were $723.0 million, reflecting solid revenues in investment banking, and a steady performance in Equities and Fixed Income despite lower client trading volume. Further, European and Asian revenues for the second quarter of 2014 were the third highest quarter on record. The three months results include gains of $39.6 million from our investments in Knight and Harbinger.

Net revenues for the six months ended May 31, 2014 of $1,622.0 million. The six months results include gains of $26.5 million from our investments in Knight and Harbinger.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Net revenues for the three months ended May 31, 2013 of $658.4 million reflect improved performance in our core equity sales and trading business and continued strength in our investment banking platform. However, there was a significant slowdown in fixed income activity during March and April 2013, that offset better fixed income results in May 2013. The three months ended May 31, 2013 include an unrealized loss of $5.7 million reflecting the Knight stock price at the end of the 2013 second quarter compared to the end of the prior quarter. Asset management revenues from management fees and investment income were consistent across all asset classes of funds and investment income.

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

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue is heavily dependent on the overall level of trading activity of our clients. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“LoanCore”), which are accounted for under the equity method, as well changes in the value of our investments in Knight and Harbinger. In March 2014, we sold our investment in Harbinger to Leucadia at fair market value.

Three Months Ended May 31, 2014

Total equities revenue was $177.2 million for the three months ended May 31, 2014. Equities revenue includes gains of $39.6 million from our investment in Knight and Harbinger and an unrealized gain of $3.7 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. Also included within interest expense allocated to our equities business is positive income of $11.9 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.

The second quarter of 2014 was characterized by U.S. stock prices continuing their upward trend as company earnings and economic data largely met expectations and monetary policy looked to remain favorable. Towards the end of the fiscal quarter, our equity option trading desk benefited from a decrease in volatility, although offset by reduced trading revenues on our U.S. equity cash desk driven by decreased customer flows, and lower trading revenues from equity block trading. Our securities financing business contributed solidly to revenues during the quarter while reduced liquidity in the secondary market due to fewer new issuances led to lower revenues from our convertibles desk. In Europe, with the economy continuing to show signs of strengthening, increased commission and trading revenues resulted from improved customer flows. Asian equity commissions for the second quarter of 2014 also were up driven by an increase in client activity.

Revenue contributions from our Jefferies Finance joint venture was consistently strong while revenue from our LoanCore joint venture was lower during the three month period ended May 31, 2014 as compared to the three months ended May 31, 2013 due to fewer securitizations during the 2014 six month period.

Six Months Ended May 31, 2014

Total equities revenue was $366.1 million for the six months ended May 31, 2014. Equities revenue includes unrealized gains of $26.5 million from our investments in Knight and Harbinger and an unrealized gain of $5.7 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. Additionally, during the first quarter of 2014, we recognized a mark-to-market gain of $12.2 million in

JEFFERIES GROUP LLC AND SUBSIDIARIES

connection with our investment in CoreCommodity Management LLC, which was transferred to Leucadia on February 28, 2014. Also included within interest expense allocated to our equities business is positive income of $23.6 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.

Equities revenues from our Jefferies Finance and LoanCore joint ventures decreased during the six month period ended May 31, 2014 as compared to the three months ended May 31, 2013 and the three months ended February 28, 2013 due to fewer loan closings and securitizations by the ventures over the periods. In addition, during the three months ended February 28, 2014, we deconsolidated certain of our strategic investment entities as additional third party investments were received during the period. Accordingly, the results from this business reflected in equities revenues for the six months of 2014 represent trading revenues solely from our managed accounts. Results from our strategic investments business in prior periods represented 100% of strategic investment trading revenues, a portion of which was attributed to noncontrolling interests.

Three Months Ended May 31, 2013

Total equities revenue was $141.6 million for the three months ended May 31, 2013. Equities revenue includes within Principal transaction revenues an unrealized loss of $5.7 million recognized on our investment in Knight Capital and an unrealized loss of $3.2 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible debenture. In addition, included within Interest expense is positive income from the allocation to our business of the amortization of premiums arising upon adjusting our long-term debt to fair value as part of acquisition accounting.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2014

Fixed income revenue was $217.7 million for the three months ended May 31, 2014. Included within Interest expense for the period is positive income of $14.5 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The second quarter of fiscal 2014 was characterized by mixed U.S. economic data combined with increased geopolitical risks. Credit spreads continued to tighten and volatility was extremely low. These conditions impacted trading revenues in our U.S. rates, corporates, emerging markets and mortgage business, though this effect was partially offset by investors migrating to certain parts of the latter asset classes in search of higher yields. While investor interest in high yield asset classes continues to be strong, distressed credit trading was more subdued in the second quarter than during the first quarter of 2014. Municipal securities as an asset class continue to outperform and experience increasing customer inflows benefiting our municipal securities business. Yields in Europe also tightened during the three months ended May 31, 2014 and, during the latter part of the quarter, economic data for certain European countries negatively impacted results for the period from our international rates and mortgage businesses. Futures sales and trading revenues for the three months ended May 31, 2014 declined as compared to the same 2013 period primarily attributable to low volatility in the foreign currency markets as well as generally subdued client demand.

During the second quarter of 2013, we redeemed the third party interests in our high yield joint venture, Jefferies High Yield Holdings, LLC. As a result of this redemption, effective April 1, 2013, results of this business are allocated to us in full.

Six Months Ended May 31, 2014

Fixed income revenue was $503.6 million for the six months ended May 31, 2014. Included within Interest expense for the period is positive income of $28.9 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The first part of the six month period ended May 31, 2014 was characterized by weaker U.S. economic data, which continued to be mixed throughout the six month period. Additionally, geopolitical factors created market uncertainty. Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace. These factors continued to motivate investors to take on more risk in search of yield, which has reduced demand in U.S. rates while benefiting other of our fixed income businesses. Overall, volatility was low reducing client trading demand across most of the fixed income platform with the exception of increased customer flow in our municipal securities business. Futures sales and trading revenues for the six months ended May 31, 2014 were negatively impacted by challenging market conditions for foreign currency trading given political and economic instability in various global environments.

Three Months Ended May 31, 2013

Fixed income revenue was $229.2 million for the three months ended May 31, 2013. Included within Interest expense for the period is positive income from the allocation to our business of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Investment Banking Revenue

We provide a full range of capital markets and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities. Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions. The following table sets forth our investment banking revenue (in thousands):

	Successor			Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2014	May 31, 2014	May 31, 2013	February 28, 2013
Equity	$83,726	$178,464	$53,564	$61,380
Debt	147,000	320,038	133,714	140,672

Capital markets	230,726	498,502	187,278	202,052
Advisory	100,423	246,967	89,856	86,226

Total	$331,149	$745,469	$277,134	$288,278

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2014

During the three month period ended May 31, 2014, strong equity and debt markets, low borrowing costs and an improving U.S. and European economic environment, increased the volume of both capital market transactions and mergers and acquisition activity compared to the same period last year.

Investment banking revenue was $331.1 million for the quarter. From equity and debt capital raising activities, we generated $83.7 million and $147.0 million in revenues, respectively. During the three months ended May 31, 2014, we completed 171 public and private debt financings that raised $42.5 billion and we completed 42 public equity financings and one convertible offerings that raised $12.6 billion (35 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $100.4 million in the second quarter of 2014, during which we acted as financial advisor on 31 merger and acquisition transactions with an aggregate transaction value of $14.5 billion.

Six Months Ended May 31, 2014

Investment banking revenue was $745.5 million for the six months of 2014. From equity and debt capital raising activities, we generated $178.5 million and $320.0 million in revenues, respectively. During the six months ended May 31, 2014, we completed 300 public and private debt financings that raised $95.6 billion and we completed 79 public equity financings and 4 convertible offerings that raised $24.0 billion (68 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $247.0 million, including revenues from 59 merger and acquisition transactions with an aggregate transaction value of $35.6 billion.

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

The following summarizes the results of our Asset Management businesses for the three and six months ended May 31, 2014, and the three months ended May 31, 2013 and February 28, 2013 (in thousands):

	Successor			Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2014	May 31, 2014	May 31, 2013	February 28, 2013
Asset management fees:
Fixed income	$2,571	$3,909	$1,329	$1,154
Equities	3,364	8,647	2,323	2,295
Convertibles	(1,008)	1,817	1,755	1,376
Commodities	—	—	5,925	6,258

	4,927	14,373	11,332	11,083
Investment income (loss) from managed funds	(8,028)	(7,517)	(805)	(200)

Total	$(3,101)	$6,856	$10,527	$10,883

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

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	May 31, 2014	November 30, 2013
Assets under management (1):
Equities	$227	$14
Convertibles	435	492

Total	$662	$506

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses

Non-interest expenses for the three and six months ended May 31, 2014, and three months ended May 31, 2013 and February 28, 2013, were as follows (in thousands):

	Successor			Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2014	May 31, 2014	May 31, 2013	February 28, 2013
Compensation and benefits	$404,876	$912,775	$373,880	$474,217
Non-compensation expenses:
Floor brokerage and clearing fees	54,020	103,533	48,902	46,155
Technology and communications	70,257	134,563	63,839	59,878
Occupancy and equipment rental	26,673	53,175	32,225	24,309
Business development	24,917	51,393	22,732	24,927
Professional services	25,345	50,164	29,519	24,135
Other	17,767	35,011	18,720	14,475

Total non-compensation expenses	$218,979	$427,839	$215,937	$193,879

Total non-interest expenses	$623,855	$1,340,614	$589,817	$668,096

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $51.6 million and $117.7 million for the three and six months ended May 31, 2014, respectively, and $67.1 million and $68.8 million for the three months ended May 31, 2013 and February 28, 2013, respectively. In addition, compensation and benefits expense for the three and six months ended May 31, 2014 includes approximately $3.9 million and $7.5 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements at the Leucadia Transaction date.

Compensation and benefits expense as a percentage of Net revenues was 56.0% and 56.3% for the three and six months ended May 31, 2014, respectively, and 57.8% and 57.9% for the three months ended May 31, 2013 and February 28, 2013, respectively. Employee headcount was 3,785 at May 31, 2014 and 3,797 at November 30, 2013.

Non-Compensation Expenses

Three Months Ended May 31, 2014

Non-compensation expenses were $219.0 million for the three months ended May 31, 2014, equating to 30.3% of Net revenues. Non-compensation expenses include approximately $3.5 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting reported within Technology and communications expense and Other expense, and $2.1 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses. Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to 520 Madison Avenue, our global headquarters and executive offices. For the quarter, Occupancy and equipment rental expense reflects office re-configuration expenditure at 520 Madison Avenue. Seasonally higher Business development costs reflect our continued efforts to build market share, including our loan origination business conducted through Jefferies Finance joint venture. We continue to incur legal and consulting fees as part of implementing various regulatory requirements, which is recognized in Professional services expense.

Six Months Ended May 31, 2014

Non-compensation expenses were $427.8 million for the six months ended May 31, 2014, equating to 26.4% of Net revenues. Non-compensation expenses include approximately $7.0 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting reported within Technology and communications expense and Other expense, and $4.2 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense.

Three Months Ended May 31, 2013

Non-compensation expenses were $215.9 million for the three months ended May 31, 2013. Included within Non-compensation expense is approximately $8.2 million in amortization expense associated with fair value adjustments to identifiable tangible and intangibles assets recognized as part of acquisition accounting, recognized within Occupancy and equipment rental expense, Technology and communications expense and Other expense, and $9.0 million in investment banking filing fees related to the Leucadia transaction, recognized within Professional services expense. Additionally, during the 2013 second quarter, a $7.3 million charge was recognized in Occupancy and equipment rental expense due to vacating certain office space in London. Non-compensation expenses as a percentage of Net revenues was 33%, or 29% excluding these expenses.

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

Income Taxes

For the three and six months ended May 31, 2014, the provision for income taxes was $37.3 million and $104.2 million, respectively, equating to an effective tax rate of 37.6% and 37.0%, respectively. For the three months ended May 31, 2013 and February 28, 2013, the provision for income taxes was $25.0 million and $48.6 million, equating to an effective tax rate of 38.3% and 34.9%, respectively. At May 31, 2014, the effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the impact of state income taxes, the effect of which is partially offset by international earnings taxed at rates that are generally lower than the U.S. federal statutory rate.

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, as of May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014		November 30, 2013
		Financial		Financial
		Instruments		Instruments
	Financial	Sold,	Financial	Sold,
	Instruments	Not Yet	Instruments	Not Yet
	Owned	Purchased	Owned	Purchased
Corporate equity securities	$2,359,225	1,684,304	$2,098,597	$1,823,299
Corporate debt securities	3,203,168	1,513,621	2,982,768	1,346,078
Government, federal agency and other sovereign obligations	5,500,264	3,788,221	5,346,152	3,155,683
Mortgage- and asset-backed securities	4,092,391	16,837	4,473,135	34,691
Loans and other receivables	1,564,688	903,856	1,349,128	695,300
Derivatives	253,184	226,288	261,093	180,079
Investments	123,432	—	101,282	—
Physical commodities	47,166	39,173	37,888	36,483

	$17,143,518	$8,172,300	$16,650,043	$7,271,613

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at May 31, 2014 and November 30, 2013 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013
Loans and other receivables	$138,643	$145,890	$31,534	$22,462
Investments at fair value	118,071	101,242	—	—
Residential mortgage-backed securities	71,962	105,492	—	—
Collateralized debt obligations	42,313	37,216	—	—
Corporate debt securities	31,648	25,666	2,780	—
Commercial mortgage-backed securities	24,246	17,568	—	—
Corporate equity securities	16,402	9,884	38	38
Other asset-backed securities	45,444	12,611	—	—
Derivatives	913	1,493	16,195	8,398

Total Level 3 financial instruments	489,642	457,062	$50,547	$30,898

Investments in managed funds	56,119	57,285

Total Level 3 assets	$545,761	$514,347

Total Level 3 financial instruments as a percentage of total financial instruments	2.9%	2.7%	0.6%	0.4%

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $20.3 million and $39.7 million at May 31, 2014 and November 30, 2013, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $3.9 million and $9.6 million reported within Long-term debt at May 31, 2014 and November 30, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2014	May 31, 2014	May 31, 2013	February 28, 2013
Assets:
Transfers from Level 3 to Level 2	$66.4	$58.9	$48.5	$112.7
Transfers from Level 2 to Level 3	95.4	95.1	54.9	100.5
Net gains (losses)	14.8	31.3	(3.4)	14.5

Liabilities:
Transfers from Level 3 to Level 2	$—	$3.4	$—	$0.7
Transfers from Level 2 to Level 3	15.6	2.8	2.3	—
Net gains (losses)	(8.5)	(12.1)	0.4	(2.7)

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

Goodwill

As of May 31, 2014, goodwill recorded on our Consolidated Statement of Financial Condition is $1.7 billion (4.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 11, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2013.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	May 31,	November 30,
	2014	2013	% Change
Total assets	$43,610.0	$40,177.0	9%
Cash and cash equivalents	3,958.3	3,561.1	11%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,288.5	3,616.6	-9%
Financial instruments owned	17,143.5	16,650.0	3%
Financial instruments sold, not yet purchased	8,172.3	7,271.6	12%
Total Level 3 assets	545.8	514.3	6%

Securities borrowed	$6,097.1	$5,359.8	14%
Securities purchased under agreements to resell	4,609.4	3,746.9	23%

Total securities borrowed and securities purchased under agreements to resell	$10,706.5	$9,106.7	18%

Securities loaned	$2,901.2	$2,506.1	16%
Securities sold under agreements to repurchase	11,668.1	10,779.8	8%

Total securities loaned and securities sold under agreements to repurchase	$14,569.3	$13,285.9	10%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets at May 31, 2014 and November 30, 2013 were $43.6 billion and $40.2 billion, respectively. During the three and six months ended May 31, 2014, average total assets were approximately 16% and 14%, respectively, higher than total assets at May 31, 2014.

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

Our total Financial instruments owned inventory at May 31, 2014 was $17.1 billion, an increase of 3.0% from inventory of $16.7 billion at November 30, 2013, primarily driven by increases in inventory positions of equity and corporate debt as a result of greater customer trading demand and the shifting yield curve as impacted by the U.S. Federal Reserve bond buyback program, partially offset by decreases in inventory positions of mortgage- and asset- backed securities due to the tightening of credit spreads in agency and commercial mortgage-backed securities. Financial instruments sold, not yet purchased inventory was $8.2 billion and $7.3 billion at May 31, 2014 and November 30, 2013, respectively, with the increase primarily driven by increased trading by our U.S. and international rates businesses. Our overall net inventory position was $9.0 billion and $9.4 billion at May 31, 2014 and November 30, 2013, respectively.

The change in our net inventory balance is primarily attributed to a reduction in our net inventory of U.S. government and agency securities and sovereign obligations and mortgage- and asset-backed securities inventory, partially offset by an increase in net equity inventory.

We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain as of May 31, 2014, refer to the Risk Management section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q.

Of our total Financial instruments owned, approximately 74% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At May 31, 2014 and November 30, 2013, our Level 3 financial instruments owned was 3% of our financial instruments owned.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and

JEFFERIES GROUP LLC AND SUBSIDIARIES

securities purchased under agreements to resell increased by 18% from November 30, 2013 to May 31, 2014 commensurate with the change in our net inventory position of U.S. government and agency securities, partially offset by a decline in matched book activity driven by less customer trading activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 10% from November 30, 2013 to May 31, 2014 due to an increase in firm financing of our inventory, partially offset by a decrease in our matched book activity. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended May 31, 2014 were 18% and 10% higher, respectively, than the May 31, 2014 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Successor		Predecessor
	Six Months Ended	Nine Months Ended	Three Months Ended
	May 31, 2014	November 30, 2013	February 28, 2013
Securities Purchased Under Agreements to Resell
Period end	$4,609	$3,747	$3,578
Month end average	5,924	4,936	5,132
Maximum month end	8,081	6,007	6,288

Securities Sold Under Agreements to Repurchase
Period end	$11,668	$10,780	$7,976
Month end average	13,090	13,308	11,895
Maximum month end	14,643	16,502	15,168

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios as of May 31, 2014 and November 30, 2013 (in thousands):

		Successor
		May 31,	November 30,
		2014	2013
Total assets		$43,609,986	$40,176,996
Deduct:	Securities borrowed	(6,097,098)	(5,359,846)
	Securities purchased under agreements to resell	(4,609,422)	(3,746,920)
Add:	Financial instruments sold, not yet purchased	8,172,300	7,271,613
	Less derivative liabilities	(226,288)	(180,079)

Subtotal		7,946,012	7,091,534
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,288,517)	(3,616,602)
	Goodwill and intangible assets	(1,983,744)	(1,986,436)

Adjusted assets		$35,577,217	$32,558,726

Total equity		$5,527,101	$5,421,674
Deduct:	Goodwill and intangible assets	(1,983,744)	(1,986,436)

Tangible equity		$3,543,357	$3,435,238

Total member’s equity		$5,496,205	$5,304,520
Deduct:	Goodwill and intangible assets	(1,983,744)	(1,986,436)

Tangible member’s equity		$3,512,461	$3,318,084

Leverage ratio (1)		7.9	7.4

Tangible gross leverage ratio (2)		11.9	11.5

Leverage ratio - excluding merger impacts (3)		10.0	9.3

Adjusted leverage ratio (4)		10.0	9.5

1)	Leverage ratio equals total assets divided by total equity.
2)	Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.
3)	Leverage ratio - excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in acquisition accounting of $1,957 million less amortization of $37 million and $27 million during the period since the Leucadia Transaction to May 31, 2014 and November 30, 2013, respectively, on assets recognized at fair value in acquisition accounting divided by the sum of total equity less $1,349 million and $1,326 million at May 31, 2014 and November 30, 2013, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $48 million and $25 million at May 31, 2014 and November 30, 2013, respectively, on assets and liabilities recognized at fair value in acquisition accounting.
4)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.

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

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $11.9 billion as of May 31, 2014 exceeded our cash capital requirements.

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2014, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

		Average balance
	May 31,	Quarter ended	November 30,
	2014	May 31, 2014 (1)	2013
Cash and cash equivalents:
Cash in banks	$690,979	$543,088	$830,438
Certificate of deposit	50,003	50,005	50,005
Money market investments	3,217,306	1,900,604	2,680,676

Total cash and cash equivalents	3,958,288	2,493,697	3,561,119

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,201,761	1,090,394	1,316,867
Other (3)	663,711	782,793	403,738

Total other sources	1,865,472	1,873,187	1,720,605

Total cash and cash equivalents and other liquidity sources	$5,823,760	$4,366,884	$5,281,724

Total cash and cash equivalents and other liquidity sources as % of Total Assets	13.4%		13.1%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangibles	14.0%		13.8%

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)	Average balances are calculated based on weekly balances.
(2)	Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. As of May 31, 2014, we have the ability to readily obtain repurchase financing for 74% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014		November 30, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,055,459	$345,514	$1,982,877	$137,721
Corporate debt securities	2,347,417	15,994	2,250,512	26,983
U.S. Government, agency and municipal securities	2,555,155	250,025	2,513,388	400,821
Other sovereign obligations	2,412,164	1,028,114	2,346,485	991,774
Agency mortgage-backed securities (1)	3,342,120	—	2,976,133	—
Physical commodities	47,166	—	37,888	—

	$12,759,481	$1,639,647	$12,107,283	$1,557,299

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three and six months ended May 31, 2014 were $17.9 billion and $17.5 billion, respectively, and for three and twelve months ended November 30, 2013 were $15.7 billion and $16.1 billion, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing

We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 81% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral arrangements repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At May 31, 2014, the outstanding amount of the notes issued under the program was $220.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $220.0 million aggregate notes, $60.0 million matures in November 2014, a second $60.0 million in February 2015 and $100.0 million matures in March 2015, all bearing interest at a spread over one month LIBOR. For additional discussion on the program, refer to Note 9, Variable Interest Entities, in our consolidated financial statements.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at May 31, 2014. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. As of May 31, 2014, short-term borrowings as bank loans totaled $12.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily bank loans for the three and six months ended May 31, 2014 were $181.3 million and $97.6 million, respectively.

Total Capital

As of May 31, 2014 and November 30, 2013, we have total long-term capital of $11.9 billion and $11.2 billion resulting in a long-term debt to equity capital ratio of 1.16:1 and 1.07:1, respectively. Our total capital base as of May 31, 2014 and November 30, 2013 was as follows (in thousands):

	May 31, 2014	November 30, 2013
Long-Term Debt (1)	$6,414,241	$5,777,130
Total Equity	5,527,101	5,421,674

Total Capital	$11,941,342	$11,198,804

(1)	Long-term debt for purposes of evaluating long-term capital at May 31, 2014 and November 30, 2013 excludes $65.0 million and $200.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $250.2 million and $255.7 million of our 5.875% Senior Notes, respectively, as the notes mature in less than one year from the quarter ends.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Long-Term Debt

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility to extend the term of the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. At May 31, 2014 and November 30, 2013, we had borrowings outstanding under the Credit Facility amounting to $65.0 million and $200.0 million, respectively.

Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At May 31, 2014 and November 30, 2013, the minimum tangible net worth requirement was $2,607.5 million and $2,564.0 million, respectively and the minimum liquidity requirement was $572.4 million and $532.8 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity. On June 26, 2014, we amended and restated the Credit Facility to extend the term of the Credit Facility for three years and reduce the committed amount to $750.0 million.

As of May 31, 2014, our long-term debt, excluding the Credit Facility, has a weighted average maturity exceeding 8 years. Our 5.875% Senior Notes with a principal amount of $250.0 million matured in June 2014.

Our long-term debt ratings as of May 31, 2014 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2014, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a

JEFFERIES GROUP LLC AND SUBSIDIARIES

downgrade of our long-term credit rating below investment grade was $43.2 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts as of May 31, 2014. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$250.2	$512.1	$368.2	$1,694.0	$3,840.0	$6,664.5
Senior secured revolving credit facilty	65.0	—	—	—	—	65.0
Interest payment obligations on senior notes	165.8	329.8	589.2	468.7	1,449.4	3,002.9

	$481.0	$841.9	$957.4	$2,162.7	$5,289.4	$9,732.4

Commitments and guarantees:
Equity commitments	$1.6	$7.50	$0.90	$—	$475.40	$485.4
Loan commitments	10.8	26.3	515.1	175.9	—	728.1
Mortgage-related commitments	862.0	387.9	496.5	—	—	1,746.4
Forward starting repos	206.2	—	—	—	—	206.2
Derivative Contracts:
Derivative contracts-non credit related	37,589.9	1,141.8	43.7	1.2	534.5	39,311.1
Derivative contracts - credit related	—	—	—	420.8	—	420.8

	$38,670.5	$1,563.5	$1,056.2	$597.9	$1,009.9	$42,898.0

(1)	Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 19, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In addition, in April 2014, we entered into an information technology outsourcing agreement. Beginning in June 2014, we have a contractual obligation to pay $957,000 per month for eight years, with a total obligation to pay of $91.9 million.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

At May 31, 2014, we did not have any commitments to purchase assets from our securitization vehicles. At May 31, 2014, we held $363.1 million of mortgage-backed securities issued by VIEs for which we were initially involved as transferor and placement agent, which are accounted for at fair value and recorded within Financial instruments owned on our Consolidated Statement of Financial Condition in the same manner as our other financial instruments. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities and Note 9, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 18, Income Taxes, in our consolidated financial statements for further information.

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

As compared to November 30, 2013, the increase to total member’s equity as of May 31, 2014 is attributed to net earnings and foreign currency translation adjustments during the six months ended May 31, 2014.

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

As of May 31, 2014, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,090,453	$1,016,424
Jefferies Execution	5,307	5,057

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$196,264	$80,938

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Our average daily VaR decreased to $14.94 million for the three months ended May 31, 2014 from $16.27 million for the three months ended February 28, 2014. The decrease was primarily driven by lower equity price risk as a result of the sale of our holding in Harbinger Group Inc. to Leucadia. We saw a decrease in the diversification benefit across asset classes. Market risk from interest rates, currency rates and commodity prices risk did not change significantly from the prior fiscal quarter. Excluding our investment in Knight, the average VaR for the three months ended May 31, 2014 and February 28, 2014 was $8.63 million and $12.64 million, respectively. Excluding both our investment in Knight and Harbinger Group, Inc. our average VaR for the three months ended May 31, 2014 was $7.97 million. On March 18, 2014, we sold our investment in Harbinger Group Inc. to Leucadia at the closing price on that date.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Value-at-Risk In Trading Portfolios

Risk Categories	VaR as of May 31, 2014	Daily VaR for the Three Months Ended May 31, 2014			VaR as of February 28, 2014	Daily VaR for the Three Months Ended February 28, 2014
		Average	High	Low		Average	High	Low
Interest Rates	$5.58	$6.82	$8.62	$5.58	$5.78	$7.09	$8.69	$5.78
Equity Prices	9.11	9.97	14.68	7.85	11.27	11.64	12.95	9.60
Currency Rates	1.14	0.67	1.95	0.26	0.75	1.14	4.05	0.15
Commodity Prices	0.48	1.11	2.14	0.25	0.83	0.92	1.57	0.35
Diversification Effect (2)	(0.11)	(3.63)	N/A	N/A	(3.03)	(4.52)	N/A	N/A

Firmwide	$16.20	$14.94	$19.68	$10.70	$15.60	$16.27	$18.05	$13.90

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

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

The chart below reflects our daily VaR over the last four quarters:

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e. no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e. once in every 20 days). During the three months ended May 31, 2014, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR. Excluding trading losses associated with the daily marking to market of our position in Knight, there would have been no days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2014 (in thousands):

10% Sensitivity
Private investments	$24,587
Corporate debt securities in default	4,386
Trade claims	4,673

Daily Net Trading Revenue

There were 11 days with trading losses out of a total of 63 trading days in the three months ended May 31, 2014. Excluding trading losses associated with the daily marking to market of our position in Knight and Harbinger Group, there would have been six days with trading losses. The histogram below presents the distribution of our daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2014 (in millions).

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

•	Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at May 31, 2014.

•	Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•	Derivatives represent over-the-counter (“OTC”) derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.

Current counterparty credit exposures at May 31, 2014 and November 30, 2013 are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at May 31, 2014, excluding cash and cash equivalents, 65% are investment grade counterparties, compared to 66% at November 30, 2013, and

JEFFERIES GROUP LLC AND SUBSIDIARIES

are mainly concentrated in North America. When comparing our credit exposure at May 31, 2014 with credit exposure at November 30, 2013, excluding cash and cash equivalents, current exposure has increased 19% to approximately $1.2 billion from $1.0 billion. All business areas contributed to the increase over the quarter, with the largest increase from securities and margin finance.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	February 28, 2014	November 30, 2013
AAA Range	$—	$—	$0.3	$0.2	$—	$—	$0.3	$0.2	$3,217.3	$2,680.6	$3,217.6	$2,680.8
AA Range	—	—	117.9	104.8	10.5	14.7	128.4	119.5	162.2	144.1	290.6	263.6
A Range	—	—	453.9	374.4	65.4	56.7	519.3	431.1	575.9	734.7	1,095.2	1,165.8
BBB Range	69.4	71.0	53.5	39.9	27.6	16.2	150.5	127.1	2.9	1.7	153.4	128.8
BB or Lower	85.9	120.3	189.8	115.4	27.0	9.5	302.7	245.2	—	—	302.7	245.2
Unrated	94.6	86.6	2.7	—	28.9	18.6	126.2	105.2	—	—	126.2	105.2

Total	$249.9	$277.9	$818.1	$634.7	$159.4	$115.7	$1,227.4	$1,028.3	$3,958.3	$3,561.1	$5,185.7	$4,589.4

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	February 28, 2014	November 30, 2013
Asia/Latin America/Other	$13.6	$—	$58.3	$30.9	$5.2	$11.6	$77.1	$42.5	$183.5	$183.3	$260.6	$225.8
Europe	—	—	232.0	180.3	56.3	47.6	288.3	227.9	359.7	269.3	648.0	497.2
North America	236.3	277.9	527.8	423.5	97.9	56.5	862.0	757.9	3,415.1	3,108.5	4,277.1	3,866.4

Total	$249.9	$277.9	$818.1	$634.7	$159.4	$115.7	$1,227.4	$1,028.3	$3,958.3	$3,561.1	$5,185.7	$4,589.4

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	As of		As of		As of		As of		As of		As of
(in millions)	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013	February 28, 2014	November 30, 2013
Asset Managers	$—	$—	$18.5	$7.1	$1.0	$0.5	$19.5	$7.6	$3,217.3	$2,680.7	$3,236.8	$2,688.3
Banks, Broker-dealers	—	—	409.1	354.9	93.8	73.8	502.9	428.7	741.0	880.4	1,243.9	1,309.1
Commodities	—	—	41.5	35.6	8.2	9.4	49.7	45.0	—	—	49.7	45.0
Other	249.9	277.9	349.0	237.1	56.4	32.0	655.3	547.0	—	—	655.3	547.0

Total	$249.9	$277.9	$818.1	$634.7	$159.4	$115.7	$1,227.4	$1,028.3	$3,958.3	$3,561.1	$5,185.7	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 6, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at May 31, 2014 and November 30, 2013 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	As of May 31, 2014
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Italy	$1,222.9	$(1,143.3)	$630.5	$0.9	$0.1	$—	$711.1	$711.1
Great Britain	398.0	(212.4)	96.4	84.7	27.3	184.1	394.0	578.1
Netherlands	616.6	(249.2)	(0.6)	13.0	1.7	—	381.5	381.5
Canada	145.8	(61.7)	30.6	148.2	6.6	3.7	269.5	273.2
Belgium	51.4	(24.4)	—	2.0	—	166.0	29.0	195.0
France	630.2	(334.5)	(155.3)	11.5	5.0	—	156.9	156.9
Puerto Rico	137.2	—	—	0.2	—	—	137.4	137.4
Hong Kong	23.7	(8.1)	—	3.1	—	105.2	18.7	123.9
Austria	131.7	(44.7)	—	1.2	—	0.6	88.2	88.8
Portugal	165.0	(99.9)	—	—	2.9	—	68.0	68.0

Total	$3,522.5	$(2,178.2)	$601.6	$264.8	$43.6	$459.6	$2,254.3	$2,713.9

	As of November 30, 2013
	Issuer Risk			Counterparty Risk			Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Great Britain	$418.8	$(181.5)	$(27.2)	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	1.8	0.1	—	239.9	239.9
Canada	140.6	(59.0)	18.8	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	—	—	—	—	—	130.1	130.1
Luxembourg	75.0	(15.1)	—	0.1	—	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	0.3	—	104.3	15.0	119.3
Austria	130.2	(32.8)	—	5.0	—	0.1	102.4	102.5

Total	$3,370.0	$(1,909.0)	$(7.6)	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects our exposure to the sovereign debt of and economic derivative positions in Greece, Ireland, Italy, Portugal, and Spain at May 31, 2014, and our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. While the economic derivative positions are presented on a notional basis, we believe this best reflects the underlying market risk due to interest rates or the issuer’s credit as a result of our positions. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

	As of May 31, 2014
	Fair Value			Notional Amount (3)
(in millions)	Long Debt Securities (1) (4)	Short Debt Securities (2) (4)	Net Cash Inventory	Long Derivatives		Short Derivatives		Net Derivatives	Total Net Exposure
Greece
Sovereigns	$5.2	$6.3	$(1.1)	$—		$—		$—	$(1.1)
Corporations	3.0	0.6	2.4	—		—		—	2.4
Financial Institutions	2.1	0.4	1.7	2.1		1.6		0.5	2.2

Total Greece	10.3	7.3	3.0	2.1		1.6		0.5	3.5

Ireland
Sovereigns	7.4	2.1	5.3	—		—		—	5.3
Corporations	2.5	8.6	(6.1)	2.4		2.4		—	(6.1)
Financial Institutions	19.5	5.0	14.5	—		—		—	14.5

Total Ireland	29.4	15.7	13.7	2.4		2.4		—	13.7

Italy
Sovereigns	1,024.1	1,124.5	(100.4)	965.6	(5)	335.7	(5)	629.8	529.4
Corporations	31.2	13.8	17.4	—		—		—	17.4
Financial Institutions	121.6	5.0	116.6	0.6		—		0.6	117.2
Structured Products	46.0	—	46.0	—		—		—	46.0

Total Italy	1,222.9	1,143.3	79.6	966.2		335.7		630.4	710.0

Portugal
Sovereigns	135.5	86.2	49.3	—		—		—	49.3
Corporations	0.3	0.9	(0.6)	—		—		—	(0.6)
Financial Institutions	18.4	12.8	5.6	—		—		—	5.6
Structured Products	10.8	—	10.8	—		—		—	10.8

Total Portugal	165.0	99.9	65.1	—		—		—	65.1

Spain
Sovereigns	134.5	223.6	(89.1)	—		—		—	(89.1)
Corporations	9.9	6.1	3.8	—		—		—	3.8
Financial Institutions	65.3	7.1	58.2	—		—		—	58.2
Structured Products	23.1	—	23.1	—		—		—	23.1

Total Spain	232.8	236.8	(4.0)	—		—		—	(4.0)

Total	$1,660.4	$1,503.0	$157.4	$970.7		$339.7		$630.9	$788.3

Total Sovereign	$1,306.7	$1,442.7	$(136.0)	$965.6		$335.7		$629.8	$493.8

Total Non-sovereign	$353.7	$60.3	$293.4	$5.1		$4.0		$1.1	$294.5

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned - corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statements of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(2)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased - corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statements of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps, bond futures and listed equity options.
(4)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statements of Financial Condition because the classification used for financial statement presentation in the Consolidated Statements of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(5)	These positions are comprised of bond futures executed on exchanges outside Italy.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended May 31, 2014, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$6.2		$6.2
Ireland	2.6	2.4		5.0
Italy	1,018.9	2,124.7		3,143.6
Portugal	3.7	120.0		123.7
Spain	15.5	312.9		328.4

Total average fair value of long debt securities (1)	1,040.7	2,566.2		3,606.9

Financial instruments sold - Debt securities
Greece	—	2.7		2.7
Ireland	2.1	1.3		3.4
Italy	222.5	1,686.3		1,908.8
Portugal	0.1	78.9		79.0
Spain	38.8	361.9		400.7

Total average fair value of short debt securities	263.5	2,131.1		2,394.6

Total average net fair value of debt securities	777.2	435.1		1,212.3

Derivative contracts - long notional exposure Italy	—	131.4	(2)	131.4

Total average notional amount - long	—	131.4		131.4

Derivative contracts - short notional exposure Italy	—	340.7		340.7

Total average notional amount - short	—	340.7		340.7

Total average net derivative notional exposure (3)	—	(209.3)		(209.3)

Total average net exposure to select European countries	$777.2	$225.8		$1,003.0

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statements of Financial Condition because the classification used for financial statement presentation in the Consolidated Statements of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At May 31, 2014, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	As of May 31, 2014
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$—	$—	$—
Ireland	4.9	74.8	(69.9)
Italy	1,214.4	1,355.2	(140.8)
Portugal	102.9	154.3	(51.4)
Spain	266.1	236.8	29.3

Total	$1,588.3	$1,821.1	$(232.8)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk policy and processes within the department. Operational Risk policy, framework, infrastructure, methodology, processes, guidance and oversight of the operational risk processes are centralized and consistent firm wide and also subject to regional operational risk governance.

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

Item 4. Controls and Procedures.

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2014 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts were recognized in our year-end 2013 financial statements. At May 31, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $5.1 million. Additionally, pursuant to an undertaking required by the SEC settlement, Jefferies has retained an Independent Compliance Consultant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC, dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2014 and November 30, 2013; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2014, and the three months ended May 31, 2013 and February 28, 2013; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2014, and the three months ended May 31, 2013 and February 28, 2013; (iv) the Consolidated Statements of Changes in Equity for the six months ended May 31, 2014, nine months ended November 30, 2013 and the three months ended February 28, 2013; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2014, and the three months ended May 31, 2013 and February 28, 2013; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)

Date: July 8, 2014	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)